Form 10-Q
period 1994-03-31
SILGAN HOLDINGS INC
filed 1994-05-13
CIK 849869

Page 1 of 12
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1994 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ____________ to ____________.


                     Commission file number  33-28409

                           SILGAN HOLDINGS INC.
          (Exact name of registrant as specified in its charter)

       Delaware                              06-1269834
(State of Incorporation)       (I.R.S. Employer Identification Number)


           4 Landmark Square
         Stamford, Connecticut                              06901
(Address of Principal Executive Offices)                  (Zip Code)

   Registrant's telephone number, including area code   (203) 975-7110


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [ X ]   No  [   ]

As of May 13, 1994, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                 417,500
                Class B                                 667,500
                Class C                                  50,000

                                                               Page 2 of 12
Part I. Financial Information
Item 1. Financial Statements

                           SILGAN HOLDINGS INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                          March 31,  March 31,  Dec. 31,
                                            1994       1993       1993
ASSETS                                   (unaudited)(unaudited)(audited)
Current assets:
  Cash and cash equivalents                $  2,687  $    391  $    224
  Accounts receivable, net                   68,188    53,409    44,409
  Inventories                               124,009    85,375   108,653
  Prepaid expenses and other current
   assets                                     3,598     3,493     3,676
     Total current assets                   198,482   142,668   156,962

Property, plant and equipment, net          285,738   221,904   290,395
Other assets                                 48,885    37,304    50,276
                                           $533,105  $401,876  $497,633
LIABILITIES & DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Working capital loans                    $  5,800  $ 38,250  $  2,200
  Current portion of term loans              20,000    20,899    20,000
  Trade accounts payable                     48,665    32,344    31,913
  Accrued payroll and related costs          25,263    22,249    20,523
  Accrued interest payable                    6,250     5,224       783
  Accrued expenses and other current
   liabilities                               21,391    20,151    21,385
     Total current liabilities              127,369   139,117    96,804

Term loans                                  120,000    21,681   120,000
Senior secured notes                         50,000    50,000    50,000
11 3/4% Senior subordinated notes           135,000   135,000   135,000
13 1/4% Senior discount debentures          207,328   182,365   200,718
Deferred income taxes                         7,319     6,131     6,836
Other long-term liabilities                  33,300    16,600    33,242

Class A common stock subject to put option   25,050    14,613    25,050

Deficiency in stockholders' equity:
  Class B & C common stock                        8         5         8
  Additional paid-in capital                 33,606    18,609    33,606
  Accumulated deficit                      (205,875) (182,245) (203,631)
     Total deficiency in stockholders'
        equity                             (172,261) (163,631) (170,017)
                                           $533,105  $401,876  $497,633
                         See accompanying notes.

                                                               Page 3 of 12
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                      Three Months Ended

                                                     March 31, March 31,
                                                       1994       1993

Net sales                                            $186,243  $148,727

Cost of goods sold                                    163,520   131,822

  Gross profit                                         22,723    16,905

Selling, general and administrative expenses            8,589     8,217

  Income from operations                               14,134     8,688

Interest expense and other related financing costs     15,647    13,089

Other (income) expense                                    156       (93)

  Loss before income taxes                             (1,669)   (4,308)

Income tax provision                                      575       450

  Loss before cumulative effect of changes
    in accounting principles                           (2,244)   (4,758)

Cumulative effect of changes in accounting
  principles                                              -      (6,276)

  Net loss                                           $ (2,244) $(11,034)





                         See accompanying notes.

                                                               Page 4 of 12
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                     Three Months Ended

                                                     March 31,  March 31,
                                                       1994       1993
Cash flows from operating activities:
  Net loss                                           $ (2,244) $(11,034)
  Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
     Depreciation                                       9,376     7,484
     Amortization                                       1,774     1,371
     Other items                                          276       (46)
     Accretion of discount on discount debentures       6,610     5,814
     Cumulative effect of changes in accounting
       principles                                         -       6,276
     Changes in assets and liabilities:
          (Increase) in accounts receivable           (23,878)   (8,852)
          (Increase) in inventories                   (15,356)  (10,368)
          Increase in trade accounts payable           16,752     4,388
          Increase in accrued interest payable          5,467     4,157
          Other, net                                    4,982     5,927
            Total adjustments                           6,003    16,151
     Net cash provided by operating activities          3,759     5,117

Cash flows from investing activities:
  Capital expenditures                                 (4,896)   (5,463)
     Net cash used in investing activities             (4,896)   (5,463)

Cash flows from financing activities:
  Borrowings under working capital loans               33,750    79,250
  Repayments under working capital loans              (30,150)  (81,400)
     Net cash provided (used) by financing
       activities                                       3,600    (2,150)

Net increase (decrease) in cash and cash equivalents    2,463    (2,496)
Cash and cash equivalents at beginning of year            224     2,887
Cash and cash equivalents at end of period           $  2,687  $    391

Supplementary data:
  Interest paid                                      $  1,786  $  1,943
  Income taxes paid, net of refunds                       138       (50)

                         See accompanying notes.

                                                               Page 5 of 12
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1994 and 1993 and for the
               three months months then ended is unaudited)
                          (Dollars in thousands)



1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of March 31, 1994 and 1993 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1993.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109 "Accounting for Income Taxes". In the fourth quarter of 1993, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993. The cumulative effect of these changes in accounting methods aggregated $6,276. The financial statements for the quarter ended March 31, 1993 have been restated to reflect the adoption of SFAS No. 112.


                                                               Page 6 of 12
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1994 and 1993 and for the
               three months months then ended is unaudited)
                          (Dollars in thousands)



2.  Inventories

Inventories consisted of the following:

                                        March 31,  March 31,  Dec. 31,
                                           1994       1993       1993

  Raw materials and supplies            $ 27,274   $ 20,181     26,458
  Work-in-process                         20,481     10,179     17,105
  Finished goods                          74,444     55,906     65,072
                                         122,199     86,266    108,635
  Adjustment to value inventory
    at cost on the LIFO Method             1,810       (891)        18
                                        $124,009   $ 85,375   $108,653

                                                               Page 7 of 12
Item 2.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 Compared with
Three Months Ended March 31, 1993.

Net sales of metal containers were $133.3 million for the three months ended March 31, 1994 (including net sales of $50.4 million and $35.5 million to Nestle Food Company ("Nestle") and Del Monte Corporation ("Del) Monte"), respectively, during such period), an increase of $36.0 million, or 37.0%, over net sales of metal containers of $97.3 million for same period in 1993 (including net sales of $57.8 million and $2.0 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 was primarily attributable to increased unit sales due to the acquisitions of all of the assets of Del Monte's container manufacturing business in the United States ("DM Can") in December 1993 and of an additional manufacturing facility in May 1993 and the earlier sales of containers to certain vegetable pack customers, offset, in part, by lower unit sales to Nestle and lower average sales prices.

Net sales of plastic containers increased $2.1 million, or 4.4%, to $50.0 million for the three months ended March 31, 1994, as compared to $47.9 million for the same period in 1993. The increase in net sales was principally attributable to a change in mix of products sold.

Sales of other containers totaled $2.9 million for the three months ended March 31, 1994, compared to $3.5 million for the same period in 1993.

Cost of goods sold was 87.8% of net sales ($163.5 million) for the three months ended March 31, 1994, a decrease of 0.8 percentage points as compared to 88.6% of net sales ($131.8 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from improved manufacturing efficiencies as a result of capital investments, increased margin contribution due to a change in the mix of products sold and economic benefits resulting from the acquisition of DM Can. Also, the purchase of an additional manufacturing facility in May 1993 increased production capacity and eliminated the Company's first quarter 1993 outsourcing requirement for which there was no margin contribution.

Selling, general and administrative expenses as a percentage of net sales declined 0.9 percentage points to 4.6% of net sales ($8.6 million) for the three months ended March 31, 1994, as compared to 5.5% ($8.2 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses, and by a decline in selling, general and administrative expenses of the Company's other existing business.

Income from operations as a percentage of net sales increased 1.8 percentage points to 7.6% ($14.1 million) for the three months ended March 31, 1994, compared with 5.8% ($8.7 million) for the same period in 1993. The increase in income from operations of $5.4 million was attributable to the aforementioned increase in gross profit margin and the maintenance of a constant level of selling, general and administrative expenses.

Interest expense increased by approximately $2.5 million to $15.6 million for the three months ended March 31, 1994. The increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average interest rates, and higher accretion of interest on the discount debentures.

The provisions for income taxes for the three months ended March 31, 1994 and 1993 were comprised of state and foreign components and recognized the benefit of certain deductions for federal income tax purposes which are available to Holdings.

As a result of the items discussed above, the net loss before cumulative effect of changes in accounting principles for the three months ended March 31, 1994 was $2.2 million, $2.6 million less than the loss for the three months ended March 31, 1993 of $4.8 million.

Effective January 1, 1993, the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes, for years prior to 1993, was to decrease the net loss by $6.3 million.

                                                               Page 9 of 12
RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES AND LIQUIDITY

The Company's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions and the refinancing of such indebtedness, capital investment in new and existing equipment and the funding of the Company's seasonal working capital needs. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and borrowings of working capital loans.

For the first three months of 1994, the borrowing of working capital loans of $3.6 million along with $3.8 million of cash provided by operating activities were used to fund net capital expenditures of $4.9 million and increase cash balances by $2.5 million. The Company's earnings before depreciation, interest, taxes and amortization for the three months ended March 31, 1994 increased by $7.2 million over the same period in the prior year to $23.9 million. However, cash provided by operations during the first three months of 1994 declined slightly from the same period in 1993 because there was an increase in working capital needs in 1994. During the first three months of 1994 there was an increase in accounts receivable due to greater sales during the first quarter of 1994 and an increase in inventories due to the projected requirements for DM Can, offset by an increase in trade accounts payable resulting from the higher inventory levels.

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

As of March 31, 1994, the outstanding principal amount of working capital loans was $5.8 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $57.8 million.

                                                              Page 10 of 12
RESULTS OF OPERATIONS (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

On December 21, 1993, Silgan Containers Corporation, an indirect wholly owned subsidiary of Holdings, acquired DM Can from Del Monte. To finance the acquisition, Silgan Corporation, a wholly owned subsidiary of Holdings ("Silgan"), and its subsidiaries entered into a credit agreement, which credit agreement also refinanced in full Silgan's prior credit agreement. In conjunction therewith, the banks party to the credit agreement loaned Silgan an aggregate of $140 million of term loans and agreed to lend to Silgan's subsidiaries up to $70 million of working capital loans. In addition, in conjunction with the acquisition, Holdings sold 250,000 shares of its Class B Common Stock for $15 million.


                                                              Page 11 of 12



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

None.

(b)       Reports on Form 8-K



On January 5, 1994, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the acquisition of the assets of Del Monte Corporation's metal food and beverage container manufacturing business in the United States.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN HOLDINGS INC.


Dated:  May 13, 1994                    /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  May 13, 1994                    /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)