Form 10-Q
period 1994-06-30
SILGAN HOLDINGS INC
filed 1994-08-12
CIK 849869

Page 1 of 14
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1994 or

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

                          Yes [ X ]   No  [   ]

As of August 5, 1994, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                 417,500
                Class B                                 667,500
                Class C                                  50,000


                                                               Page 2 of 14
Part I. Financial Information
Item 1. Financial Statements

                           SILGAN HOLDINGS INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                          June 30,    June 30,  Dec. 31,
                                            1994       1993       1993
ASSETS                                   (unaudited)(unaudited)(audited)
Current assets:
  Cash and cash equivalents                $  6,675  $    316  $    224
  Accounts receivable, net                   77,216    49,435    44,409
  Inventories                               142,560   108,403   108,653
  Prepaid expenses and other current
   assets                                     3,925     3,790     3,676
     Total current assets                   230,376   161,944   156,962

Property, plant and equipment, net          281,580   233,416   290,395
Other assets                                 51,874    36,675    50,276
                                           $563,830  $432,035  $497,633

LIABILITIES & DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Working capital loans                    $ 34,950  $ 65,750  $  2,200
  Current portion of term loans              20,000    20,899    20,000
  Trade accounts payable                     49,814    38,076    31,913
  Accrued payroll and related costs          24,530    20,070    20,523
  Accrued interest payable                    1,746     1,056       783
  Accrued expenses and other current
   liabilities                               19,203    20,907    21,385
     Total current liabilities              150,243   166,758    96,804

Term loans                                  120,000    20,553   120,000
Senior secured notes                         50,000    50,000    50,000
11 3/4% Senior subordinated notes           135,000   135,000   135,000
13 1/4% Senior discount debentures          214,016   188,247   200,718
Deferred income taxes                         6,776     6,536     6,836
Other long-term liabilities                  33,510    16,526    33,242

Deficiency in stockholders' equity:
  Class A, B & C common stock                    12         9        12
  Additional paid-in capital                 58,652    33,218    58,652
  Accumulated deficit                      (204,379) (184,812) (203,631)
     Total deficiency in stockholders'
        equity                             (145,715) (151,585) (144,967)
                                           $563,830  $432,035  $497,633


                         See accompanying notes.


                                                               Page 3 of 14
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                      Three Months Ended

                                                     June 30,   June 30,
                                                       1994       1993

Net sales                                            $200,959  $148,522

Cost of goods sold                                    172,228   128,583

  Gross profit                                         28,731    19,939

Selling, general and administrative expenses           10,072     8,666

  Income from operations                               18,659    11,273

Interest expense and other related financing costs     16,284    13,228

Other expense                                               5        62

  Income (loss) before income taxes                     2,370    (2,017)

Income tax provision                                      875       550

  Net income (loss)                                  $  1,495  $ (2,567)















                         See accompanying notes.


                                                               Page 4 of 14
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                       Six Months Ended

                                                     June 30,   June 30,
                                                       1994       1993

Net sales                                            $387,203  $297,250

Cost of goods sold                                    335,748   260,405

  Gross profit                                         51,455    36,845

Selling, general and administrative expenses           18,662    16,882

  Income from operations                               32,793    19,963

Interest expense and other related financing costs     31,930    26,318

Other (income) expense                                    161       (30)

  Income (loss) before income taxes                       702    (6,325)

Income tax provision                                    1,450     1,000

  Loss before cumulative effect of changes
    in accounting principles                             (748)   (7,325)

Cumulative effect of changes in accounting
  principles                                              -      (6,276)

  Net loss                                           $   (748) $(13,601)











                         See accompanying notes.


                                                               Page 5 of 14
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                      Six Months Ended

                                                     June 30,   June 30,
                                                       1994       1993
Cash flows from operating activities:
  Net loss                                           $   (748) $(13,601)
  Adjustments to reconcile net loss to net
       cash used by operating activities:
     Depreciation                                      18,280    14,782
     Amortization                                       3,309     2,741
     Other items                                          551      (539)
     Accretion of discount on discount debentures      13,298    11,696
     Reserve for postretirement health care
       benefits                                           254       200
     Cumulative effect of changes in accounting
       principles                                         -       6,276
     Changes in assets and liabilities:
          (Increase) in accounts receivable           (33,182)   (4,302)
          (Increase) in inventories                   (33,907)  (31,806)
          Increase in trade accounts payable           17,901    10,120
          Other, net                                   (2,414)    3,494
            Total adjustments                         (15,910)   12,662
     Net cash used by operating activities            (16,658)     (939)

Cash flows from investing activities:
  Capital expenditures                                 (9,641)  (26,070)
  Proceeds from sale of assets                            -         216
     Net cash used in investing activities             (9,641)  (25,854)

Cash flows from financing activities:
  Borrowings under working capital loans              183,500   157,200
  Repayments under working capital loans             (150,750) (131,850)
  Repayments of term loans                                -      (1,128)
     Net cash provided by financing activities         32,750    24,222

Net increase (decrease) in cash and cash equivalents    6,451    (2,571)
Cash and cash equivalents at beginning of year            224     2,887
Cash and cash equivalents at end of period           $  6,675  $    316

Supplementary data:
  Interest paid                                      $ 14,071     2,275
  Income taxes paid, net of refunds                     1,389      (110)

                         See accompanying notes.


                                                               Page 6 of 14
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at June 30, 1994 and 1993 and for the
           three months and six months then ended is unaudited)
                          (Dollars in thousands)



1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of June 30, 1994 and 1993 and December 31, 1993, the results of operations for the three months and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1993.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109 "Accounting for Income Taxes". In the fourth quarter of 1993, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993. The cumulative effect of these changes in accounting methods aggregated $6,276. The financial statements for the period ended June 30, 1993 have been restated to reflect the adoption of SFAS No. 112.


                                                               Page 7 of 14
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at June 30, 1994 and 1993 and for the
           three months and six months then ended is unaudited)
                          (Dollars in thousands)



2.  Inventories

Inventories consisted of the following:

                                         June 30,   June 30,  Dec. 31,
                                           1994       1993       1993

  Raw materials and supplies            $ 28,127   $ 22,869     26,458
  Work-in-process                         19,221     10,491     17,105
  Finished goods                          93,835     75,939     65,072
                                         141,183    109,299    108,635
  Adjustment to value inventory
    at cost on the LIFO Method             1,377       (896)        18
                                        $142,560   $108,403   $108,653


3.  Stockholders' Equity

At June 30, 1994, the put option for the Class A common stock had expired and the fair market value that had been assigned to the put option liability has been reclassified to stockholders' equity for each of the periods presented.


                                                               Page 8 of 14
Item 2.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1994 Compared with
Three Months Ended June 30, 1993

Net sales of metal containers were $150.4 million for the three months ended June 30, 1994 (including net sales of $51.5 million and $41.0 million to Nestle Food Company ("Nestle") and Del Monte Corporation ("Del Monte"), respectively, during such period), an increase of $52.4 million, or 53.5%, over net sales of metal containers of $98.0 million for the same period in 1993 (including net sales of $48.5 million and $2.4 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 was primarily attributable to increased unit sales due to the acquisitions of all of the assets of Del Monte's container manufacturing business in the United States ("DM Can") in December 1993 and of an additional manufacturing facility in May 1993, increased sales of containers to existing customers, including vegetable pack customers, and an increase in unit sales to Nestle, offset, in part, by modestly lower average sales prices.

Net sales of plastic containers increased $1.1 million to $48.1 million for the three months ended June 30, 1994, as compared to $47.0 million for the same period in 1993. The increase in net sales was principally attributable to increased unit sales to new and existing customers.

Sales of other containers totaled $2.5 million for the three months ended June 30, 1994, compared to $3.5 million for the same period in 1993.

Cost of goods sold was 85.7% of net sales ($172.2 million) for the three months ended June 30, 1994, a decrease of 0.9 percentage points as compared to 86.6% of net sales ($128.6 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from improved manufacturing efficiencies as a result of capital investments and synergistic benefits resulting from the acquisition of DM Can. Also, the purchase of an additional manufacturing facility in May 1993 increased production capacity and offset the first half 1993 outsourcing requirement for which there was no margin contribution.


                                                               Page 9 of 14
RESULTS OF OPERATIONS (Continued)


Selling, general and administrative expenses as a percentage of net sales declined 0.8 percentage points to 5.0% of net sales ($10.1 million) for the three months ended June 30, 1994, as compared to 5.8% ($8.7 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses.

Income from operations as a percentage of net sales increased 2.2 percentage points to 9.3% ($18.7 million) for the three months ended June 30, 1994, compared with 7.6% ($11.3 million) for the same period in 1993. The increase in income from operations of $7.4 million was attributable to the margin realized on the increased sales volume, offset, in part, by slightly higher selling, general and administrative expenses on the increased sales base.

Interest expense increased by approximately $3.1 million to $16.3 million for the three months ended June 30, 1994. The increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates and higher accretion of interest on the Company's discount debentures.

The provision for income taxes for the three months ended June 30, 1994 and June 30, 1993 were comprised of state and foreign components and recognized the benefit of certain deductions for federal income tax purposes which are available to Holdings.

As a result of the items discussed above, net income for the three months ended June 30, 1994 was $1.5 million, $4.1 million greater than the net loss for the three months ended June 30, 1993 of $2.6 million.


                                                              Page 10 of 14
RESULTS OF OPERATIONS (Continued)


Six Months Ended June 30, 1994 Compared with
Six Months Ended June 30, 1993

Net sales of metal containers were $283.7 million for the six months ended June 30, 1994 (including net sales of $101.9 million and $76.5 million to Nestle and Del Monte, respectively, during such period), an increase of $88.4 million, or 45.3%, over net sales of metal containers of $195.3 million for the same period in 1993 (including net sales of $106.3 million and $4.4 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 was primarily attributable to increased unit sales due to the acquisitions of DM Can in December 1993 and of an additional manufacturing facility in May 1993 and increased sales of containers to existing customers, including vegetable pack customers, offset, in part, by lower unit sales to Nestle and modestly lower average sales prices.

Net sales of plastic containers increased $3.2 million, or 3.4%, to $98.1 million for the six months ended June 30, 1994, as compared to $94.9 million for the same period in 1993. The increase in net sales was attributable to increased unit sales to new and existing customers and higher average sales prices due to a change in product mix.

Sales of other containers totaled $5.4 million for the six months ended June 30, 1994, compared to $7.1 million for the same period in 1993.

Cost of goods sold was 86.7% of net sales ($335.7 million) for the six months ended June 30, 1994, a decrease of 0.9 percentage points as compared to 87.6% of net sales ($260.4 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from improved manufacturing efficiencies as a result of capital investments, increased margin contribution due to a change in the mix of products sold and synergistic benefits resulting from the acquisition of DM Can. Also, the purchase of an additional manufacturing facility in May 1993 increased production capacity and offset the first half 1993 outsourcing requirement for which there was no margin contribution.


                                                              Page 11 of 14
RESULTS OF OPERATIONS (Continued)



Selling, general and administrative expenses as a percentage of net sales declined 0.9 percentage points to 4.8% of net sales ($18.7 million) for the six months ended June 30, 1994, as compared to 5.7% ($16.9 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses.

Income from operations as a percentage of net sales increased 1.8 percentage points to 8.5% ($32.8 million) for the six months ended June 30, 1994, compared with 6.7% ($20.0 million) for the same period in 1993. The increase in income from operations of $12.8 million was attributable to the margin realized on the increased sales volume, offset, in part, by slightly higher selling, general and administrative expenses on the increased sales base.

Interest expense increased by approximately $5.6 million to $31.9 million for the six months ended June 30, 1994. The increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates and higher accretion of interest on the Company's discount debentures.

The provision for income taxes for the six months ended June 30, 1994 and June 30, 1993 were comprised of state and foreign components and recognized the benefit of certain deductions for federal income tax purposes which are available to Holdings.

As a result of the items discussed above, the loss before cumulative effect of changes in accounting principles for the six months ended
June 30, 1994 was $0.7 million, $6.6 million less than the loss for the six months ended June 30, 1993 of $7.3 million.

Effective January 1, 1993, the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes, for years prior to 1993, was to decrease net income by $6.3 million.


                                                              Page 12 of 14
RESULTS OF OPERATIONS (Continued)



CAPITAL RESOURCES AND LIQUIDITY

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

For the first six months of 1994, the borrowing of working capital loans of $32.8 million was used to fund operating activities of $16.7 million and capital expenditures of $9.6 million and increase cash balances by $6.5 million. The Company's earnings before depreciation, interest, taxes and amortization for the six months ended June 30, 1994 increased by $15.8 million over the same period in the prior year to $51.8 million because of higher earnings realized on increased sales volume. However, cash used by operations during the first six months of 1994 increased by $15.7 million over the same period in 1993 because of an increase in working capital needs in 1994. During the first six months of 1994, there was an increase in accounts receivable due to greater sales during the first half of 1994 and an increase in inventories due to the projected requirements for DM Can and other vegetable pack customers, offset, in part, by an increase in trade accounts payable resulting from the higher inventory levels.

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurred short term indebtedness to finance its working capital requirements, and approximately $50 million of the working capital revolver, including letters of credit, were utilized at its peak in July 1994.

As of June 30, 1994, the outstanding principal amount of working capital loans was $35.0 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $28.3 million.


                                                              Page 13 of 14
RESULTS OF OPERATIONS (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

In May 1994, Silgan Containers Corporation, an indirect wholly owned subsidiary of Holdings ("Containers"), extended the term of three of its supply agreements with Nestle (representing approximately 65% of the Company's unit sales to Nestle) through December 31, 2001.

On December 21, 1993, Containers acquired DM Can from Del Monte. To finance the acquisition, Silgan Corporation, a wholly owned subsidiary of Holdings ("Silgan"), and its subsidiaries entered into a credit agreement, which credit agreement also refinanced in full Silgan's prior credit agreement. In conjunction therewith, the banks party to the credit agreement loaned Silgan an aggregate of $140 million of term loans and agreed to lend to Silgan's subsidiaries up to $70 million of working capital loans. In addition, in conjunction with the acquisition, Holdings sold 250,000 shares of its Class B Common Stock for $15 million.


                                                              Page 14 of 14

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN HOLDINGS INC.


Dated:  August 11, 1994                 /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  August 11, 1994                 /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)