Form 10-Q
period 1994-09-30
SILGAN HOLDINGS INC
filed 1994-11-10
CIK 849869

Page 1 of 15
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1994 or

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

                          Yes [ X ]   No  [   ]

As of November 9, 1994, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                 417,500
                Class B                                 667,500
                Class C                                  50,000


                                                               Page 2 of 15
Part I. Financial Information
Item 1. Financial Statements
                           SILGAN HOLDINGS INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                          Sept. 30,  Sept. 30,  Dec. 31,
                                            1994       1993       1993
ASSETS                                   (unaudited)(unaudited)(audited)
Current assets:
  Cash and cash equivalents                $  2,472  $    435  $    224
  Accounts receivable, net                  108,612    77,864    44,409
  Inventories                               100,993    88,107   108,653
  Prepaid expenses and other current
   assets                                     4,191     3,709     3,676
     Total current assets                   216,268   170,115   156,962

Property, plant and equipment, net          279,523   233,612   290,395
Other assets                                 50,226    35,662    50,276
                                           $546,017  $439,389  $497,633

LIABILITIES & DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Working capital loans                    $    850  $ 72,850  $  2,200
  Current portion of term loans              20,000    20,899    20,000
  Trade accounts payable                     50,536    31,969    31,913
  Accrued payroll and related costs          25,382    19,047    20,523
  Accrued interest payable                    5,325     5,186       783
  Accrued expenses and other current
   liabilities                               19,203    22,005    21,385
     Total current liabilities              121,296   171,956    96,804

Term loans                                  115,000    20,553   120,000
Senior secured notes                         50,000    50,000    50,000
11 3/4% Senior subordinated notes           135,000   135,000   135,000
13 1/4% Senior discount debentures          221,064   194,446   200,718
Deferred income taxes                         7,362     7,011     6,836
Other long-term liabilities                  33,053    15,501    33,242

Deficiency in stockholders' equity:
  Class A, B & C common stock                    12         9        12
  Additional paid-in capital                 58,652    33,218    58,652
  Accumulated deficit                      (195,422) (188,305) (203,631)
     Total deficiency in stockholders'
        equity                             (136,758) (155,078) (144,967)
                                           $546,017  $439,389  $497,633

                         See accompanying notes.


                                                               Page 3 of 15
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                      Three Months Ended

                                                     Sept. 30, Sept. 30,
                                                       1994       1993

Net sales                                            $286,037  $181,092

Cost of goods sold                                    249,198   161,768

  Gross profit                                         36,839    19,324

Selling, general and administrative expenses            9,605     7,395

  Income from operations                               27,234    11,929

Interest expense and other related financing costs     16,763    13,875

Other expense                                              38     1,047

  Income (loss) before income taxes                    10,433    (2,993)

Income tax provision                                    1,475       500

  Net income (loss)                                  $  8,958  $ (3,493)















                         See accompanying notes.


                                                               Page 4 of 15
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)

                                                      Nine Months Ended

                                                     Sept. 30, Sept. 30,
                                                       1994       1993

Net sales                                            $673,240  $478,342

Cost of goods sold                                    584,693   421,497

  Gross profit                                         88,547    56,845

Selling, general and administrative expenses           28,266    24,278

  Income from operations                               60,281    32,567

Interest expense and other related financing costs     48,693    40,192

Other expense                                             454     1,693

  Income (loss) before income taxes                    11,134    (9,318)

Income tax provision                                    2,925     1,500

  Income (loss) before cumulative effect of
    changes in accounting principles                    8,209   (10,818)

Cumulative effect of changes in accounting
  principles                                              -      (6,276)

  Net income (loss)                                  $  8,209  $(17,094)










                         See accompanying notes.


                                                               Page 5 of 15
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                      Nine Months Ended
                                                     Sept. 30,  Sept. 30,
                                                       1994       1993
Cash flows from operating activities:
  Net income (loss)                                  $  8,209  $(17,094)
  Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation                                      27,027    21,418
     Amortization                                       5,043     4,112
     Loss on equipment disposal                           442     1,612
     Other items                                          629      (164)
     Accretion of discount on discount debentures      20,346    17,895
     Provision for postretirement health care
       benefits                                           419       261
     Cumulative effect of changes in accounting
       principles                                         -       6,276
     Changes in assets and liabilities:
          (Increase) in accounts receivable           (64,766)  (32,937)
          (Increase) decrease in inventories            7,660   (11,470)
          Increase in trade accounts payable           18,623     4,013
          Other, net                                    1,981     6,811
            Total adjustments                          17,404    17,827
     Net cash provided by operating activities         25,613       733

Cash flows from investing activities:
  Capital expenditures                                (17,015)  (34,738)
  Proceeds from sale of assets                            -         231
     Net cash used in investing activities            (17,015)  (34,507)

Cash flows from financing activities:
  Borrowings under working capital loans              281,100   232,400
  Repayments under working capital loans             (282,450) (199,950)
  Repayments of term loans                             (5,000)   (1,128)
     Net cash provided (used) by financing activities  (6,350)   31,322

Net increase (decrease) in cash and cash equivalents    2,248    (2,452)
Cash and cash equivalents at beginning of year            224     2,887
Cash and cash equivalents at end of period           $  2,472  $    435

Supplementary data:
  Interest paid                                      $ 18,938    14,702
  Income taxes paid, net of refunds                     2,283        50

                         See accompanying notes.


                                                               Page 6 of 15
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information at September 30, 1994 and 1993 and for the
          three months and nine months then ended is unaudited)
                          (Dollars in thousands)



1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of September 30, 1994 and 1993 and December 31, 1993, the results of operations for the three months and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications have been made to conform prior years' data to the current presentation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1993.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109 "Accounting for Income Taxes". In the fourth quarter of 1993, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective as of January 1, 1993. The cumulative effect of these changes in accounting methods aggregated $6,276. The financial statements for the period ended September 30, 1993 have been restated to reflect the adoption of SFAS No. 112.


                                                               Page 7 of 15
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information at September 30, 1994 and 1993 and for the
          three months and nine months then ended is unaudited)
                          (Dollars in thousands)



2.  Inventories

Inventories consisted of the following:

                                         Sept. 30, Sept. 30,  Dec. 31,
                                           1994       1993       1993

  Raw materials and supplies            $ 27,973   $ 21,265     26,458
  Work-in-process                         15,907     10,204     17,105
  Finished goods                          56,133     57,748     65,072
                                         100,013     89,217    108,635
  Adjustment to value inventory
    at cost on the LIFO Method               980     (1,110)        18
                                        $100,993   $ 88,107   $108,653


3.  Stockholders' Equity

At June 30, 1994, the put option for the Class A common stock had expired and the fair market value that had been assigned to the put option liability has been reclassified to stockholders' equity for each of the periods presented.


                                                               Page 8 of 15
Item 2.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 Compared with
Three Months Ended September 30, 1993

Net sales of metal containers were $231.2 million for the three months ended September 30, 1994 (including net sales of $65.7 million and $81.4 million to Nestle Food Company ("Nestle") and Del Monte Corporation ("Del Monte"), respectively, during such period), an increase of $98.8 million, or 74.6%, over net sales of metal containers of $132.4 million for the same period in 1993 (including net sales of $57.6 million and $3.1 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 was primarily attributable to increased unit sales due to the acquisition of all of the assets of Del Monte's container manufacturing business in the United States ("DM Can") in December 1993, increased unit sales of containers to Nestle and existing vegetable pack customers, offset, in part, by modestly lower average sales prices.

Net sales of plastic containers increased $7.0 million, or 15.3%, to $52.8 million for the three months ended September 30, 1994, as compared to $45.8 million for the same period in 1993. The increase in net sales was principally attributable to increased unit sales to new and existing customers.

Sales of other containers totaled $2.0 million for the three months ended September 30, 1994, compared to $2.9 million for the same period in 1993.

Cost of goods sold was 87.1% of net sales ($249.2 million) for the three months ended September 30, 1994, a decrease of 2.2 percentage points as compared to 89.3% of net sales ($161.8 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from lower per unit manufacturing costs due to higher production volumes, improved manufacturing efficiencies resulting from greater capital investment in 1993 and synergistic benefits resulting from the acquisition of DM Can.


                                                               Page 9 of 15
RESULTS OF OPERATIONS (Continued)


Selling, general and administrative expenses as a percentage of net sales declined 0.7 percentage points to 3.4% of net sales ($9.6 million) for the three months ended September 30, 1994, as compared to 4.1% ($7.4 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses.

Income  from   operations  as   a  percentage   of  net   sales  increased
2.9 percentage points to 9.5% ($27.2 million) for the three months ended September 30, 1994, compared with 6.6% ($11.9 million) for the same period in 1993. The increase in income from operations of $15.3 million was principally attributable to the aforementioned increase in gross profit.

Interest expense increased by approximately $2.9 million to $16.8 million for the three months ended September 30, 1994. The increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates and higher accretion of interest on the Company's discount debentures.

The provision for income taxes for the three months ended September 30, 1994 and September 30, 1993 were comprised of state and foreign components and recognize the benefit of certain deductions for federal income tax purposes which are available to Holdings.

As a result of the items discussed above, net income for the three months ended September 30, 1994 was $9.0 million, $12.5 million greater than the net loss for the three months ended September 30, 1993 of $3.5 million.


                                                              Page 10 of 15
RESULTS OF OPERATIONS (Continued)


Nine Months Ended September 30, 1994 Compared with
Nine Months Ended September 30, 1993

Net sales of metal containers were $514.9 million for the nine months ended September 30, 1994 (including net sales of $167.6 million and $158.0 million to Nestle and Del Monte, respectively, during such period), an increase of $187.2 million, or 57.1%, over net sales of metal containers of $327.7 million for the same period in 1993 (including net sales of $163.9 million and $7.6 million to Nestle and Del Monte, respectively, during the same period in 1993.) The increase in net sales for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 was primarily attributable to increased unit sales due to the acquisition of DM Can in December 1993 and increased unit sales of containers to existing customers, including vegetable pack customers, offset, in part, by modestly lower average sales prices.

Net sales of plastic containers increased $10.2 million, or 7.2%, to $150.9 million for the nine months ended September 30, 1994, as compared to $140.7 million for the same period in 1993. The increase in net sales was attributable to increased unit sales to new and existing customers and, to a lesser extent, higher average sales prices due to the pass through of higher resin costs.

Sales of other containers totaled $7.4 million for the nine months ended September 30, 1994, compared to $9.9 million for the same period in 1993.

Cost of goods sold was 86.8% of net sales ($584.7 million) for the nine months ended September 30, 1994, a decrease of 1.3 percentage points as compared to 88.1% of net sales ($421.5 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of net sales principally resulted from lower per unit manufacturing costs due to higher production volumes, improved manufacturing efficiencies resulting from greater capital investment in 1993 and synergistic benefits resulting from the acquisition of DM Can. Also, the purchase of an additional manufacturing facility in May 1993 increased production capacity and offset the first half 1993 outsourcing requirement for which there was no margin contribution.


                                                              Page 11 of 15
RESULTS OF OPERATIONS (Continued)



Selling, general and administrative expenses as a percentage of net sales declined 0.9 percentage points to 4.2% of net sales ($28.3 million) for the nine months ended September 30, 1994, as compared to 5.1% ($24.3 million) for the same period in 1993. The decrease as a percentage of net sales resulted from the Company's ability to absorb the increase in selling, general and administrative functions associated with the acquisition of DM Can with a modest increase in expenses.

Income  from   operations  as   a  percentage   of  net   sales  increased
2.2 percentage points to 9.0% ($60.3 million) for the nine months ended September 30, 1994, compared with 6.8% ($32.6 million) for the same period in 1993. The increase in income from operations of $27.7 million was principally attributable to the aforementioned increase in gross profit.

Interest expense increased by approximately $8.5 million to $48.7 million for the nine months ended September 30, 1994. The increase resulted primarily from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates and higher accretion of interest on the Company's discount debentures.

The provision for income taxes for the nine months ended September 30, 1994 and September 30, 1993 were comprised of state and foreign components and recognize the benefit of certain deductions for federal income tax purposes which are available to Holdings.

As a result of the items discussed above, net income for the nine months ended September 30, 1994 was $8.2 million, $19.0 million greater than the loss before cumulative effect of changes in accounting principles for the nine months ended September 30, 1993 of $10.8 million.

Effective January 1, 1993, the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes, for years prior to 1993, was to decrease net income by $6.3 million.


                                                              Page 12 of 15
RESULTS OF OPERATIONS (Continued)


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

For the first nine months of 1994, cash generated from operations of $25.6 million was used to fund capital expenditures of $17.0 million, repay $5.0 million of term loan borrowings and $1.4 million of working capital borrowings and increase cash balances by $2.2 million. Cash provided from operations during the nine months ended September 30, 1994 was $24.9 million greater than cash provided from operations during the same period in the prior year. This increase was attributable to an increase in earnings before depreciation, interest, taxes and amortization ($88.8 million for the nine months ended September 30, 1994 versus $55.8 million for the same period in the prior year) principally due to higher earnings realized on increased sales volume. Net working capital at September 30, 1994, as compared to September 30, 1993, increased due to the acquisition of DM Can on December 21, 1993.

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurred short term indebtedness to finance its working capital requirements, and approximately $50.0 million of the working capital revolver, including letters of credit, were utilized at its peak in July 1994.

As of September 30, 1994, the outstanding principal amount of working capital loans was $0.9 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $63.9 million. On October 14, 1994, the Company voluntarily prepaid $15.0 million of term loan borrowings under its credit agreement in satisfaction of the mandatory payment due December 31, 1994.


                                                              Page 13 of 15
RESULTS OF OPERATIONS (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

In May 1994, Silgan Containers Corporation, an indirect wholly owned subsidiary of Holdings ("Containers"), extended the term of three of its supply agreements with Nestle (representing approximately 65% of the Company's unit sales to Nestle) through December 31, 2001.

On December 21, 1993, Containers acquired DM Can from Del Monte. To finance the acquisition, Silgan Corporation, a wholly owned subsidiary of Holdings ("Silgan"), and its subsidiaries entered into a credit agreement, which credit agreement also refinanced in full Silgan's prior credit agreement. In conjunction therewith, the banks party to the credit agreement loaned Silgan an aggregate of $140.0 million of term loans and agreed to lend to Silgan's subsidiaries up to $70.0 million of working capital loans. In addition, in conjunction with the acquisition, Holdings sold 250,000 shares of its Class B Common Stock for $15.0 million.


                                                              Page 14 of 15






Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                 Description
     27                  Financial Data Schedule.

(b)  Reports on Form 8-K

None.


                                                              Page 15 of 15

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN HOLDINGS INC.


Dated:  November 10, 1994               /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  November 10, 1994               /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)












10QH394