Form 10-K
SILGAN HOLDINGS INC
filed 1995-03-31
CIK 849869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________________ to ____________________

                        Commission file number 33-28409

                              SILGAN HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
        Delaware                                         06-1269834
------------------------                   ----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut                06901
----------------------------------------               --------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (203) 975-7110

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the registrant's voting stock was held by non-affiliates as of March 15, 1995.

As of March 15, 1995, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

Classes of shares of common stock               Number of shares
   outstanding,  $0.01 par value                  outstanding
--------------------------------                ----------------
           Class A                                  417,500
           Class B                                  667,500
           Class C                                   50,000

                   Documents Incorporated by Reference: None

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I   .................................................................. 1
         Item 1.     Business.............................................. 1
         Item 2.     Properties........................................... 10
         Item 3.     Legal Proceedings.................................... 12
         Item 4.     Submission of Matters to a Vote of
                     Security Holders..................................... 13

PART II  ................................................................. 14
         Item 5.     Market for Registrant's Common Stock and
                     Related Stockholder Matters.......................... 14
         Item 6.     Selected Financial Data.............................. 14
         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........ 17
         Item 8.     Financial Statements and Supplementary Data.......... 25
         Item 9.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure............... 25

PART III ................................................................. 26
         Item 10.    Directors and Executive Officers of
                     the Registrant....................................... 26
         Item 11.    Executive Compensation............................... 30
         Item 12.    Security Ownership of Certain Beneficial
                     Owners and Management................................ 35
         Item 13.    Certain Relationships and Related Transactions....... 42

PART IV  ................................................................. 45
         Item 14.    Exhibits, Financial Statements, Schedules,
                     and Reports on Form 8-K.............................. 45

                                     PART I

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

        The Company is a major manufacturer of a broad range of steel and aluminum containers for human and pet food. The Company also manufactures custom designed plastic containers for health, personal care, food, beverage, pharmaceutical and household chemical products in North America. In 1994, the Company had net sales of $861.4 million.

        Management believes that the Company is the sixth largest can producer and one of the largest food can producers in North America, as well as one of the largest producers in North America of custom designed plastic containers for health and personal care products. Silgan has grown rapidly since its inception in 1987 primarily as a result of acquisitions, but also through internally generated growth. In December 1993, Silgan's wholly owned subsidiary, Silgan Containers Corporation ("Containers"), acquired the U.S. metal container business of Del Monte Corporation ("Del Monte"). See "Company History" below.

        The Company's strategy is to continue to increase its share of the North American packaging market through acquisitions, as well as investment in internally generated opportunities. The Company intends to focus particular attention on those rigid metal and plastic container segments where operating and market synergies are likely.

        The Company is also engaged in the manufacture and sales of paper containers primarily used by processors and packagers in the food industry.

        Metal Container Business

        Management estimates that Containers is currently the sixth largest can producer and one of the largest manufacturers of metal food containers in North America. In 1994 Containers sold approximately 21% of all metal food containers used in North America. Although the food can industry in North America is relatively mature in terms of unit sales growth, Containers has realized compound annual unit sales growth in excess of 12% since 1987. Types of containers manufactured include those for vegetables, fruit, pet food, tomato based products, evaporated milk and infant formula. Containers has agreements with Nestle Food Company ("Nestle") pursuant to which Containers supplies substantially all of its metal container requirements, and an agreement with Del Monte pursuant to which Containers supplies substantially all of its metal container requirements. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with other customers. The Company estimates that in excess of 80% of Containers' sales in 1995 will be pursuant to such supply arrangements. See "Sales and Marketing" below.

        Containers has focused on growth through acquisition followed by investment in the acquired assets to achieve a low cost position in the food can segment. Since its acquisition in 1987 of the metal container manufacturing division of Nestle ("Nestle Can"), Containers has invested approximately $99 million in its acquired manufacturing facilities and has spent approximately $67 million for the acquisition of additional can manufacturing assets. As a result of these efforts and management's focus on quality and service, Containers has more than doubled its overall share of the food can segment in terms of unit sales, from a share of approximately 10% in 1987 to a share of approximately 21% in 1994.

        Plastic Container Business

        Management believes that Silgan's wholly owned subsidiary, Silgan Plastics Corporation ("Plastics"), is one of the leading manufacturers of custom designed, high density polyethylene ("HDPE") and polyethylene terephthalate ("PET") containers sold in North America for health and personal care products. HDPE containers manufactured by Plastics include personal care containers for shampoos, conditioners, hand creams, lotions and cosmetics, household chemical containers for scouring cleaners, specialty cleaning agents and lawn and garden chemicals and pharmaceutical containers for tablets, laxatives and eye cleaning solutions. Plastics manufactures PET custom medicinal and health care product containers (such as mouthwash and cough syrup bottles), custom food product containers (such as salad dressing and instant coffee bottles), and custom non-carbonated soft drink beverage product containers (such as juice bottles) as well as water and liquor bottles. See "Products" below.

        Plastics has grown primarily by strategic acquisition. From a sales base of $89 million in 1987, Plastics' sales have grown at a compound rate of 13% to $204 million in 1994. Plastics emphasizes value-added design, fabrication and decoration of custom containers. Plastics is aggressively pursuing opportunities in custom designed PET and HDPE containers for which the market has been growing principally due to consumer preferences for plastic containers. The Company believes it has equipment and technical expertise to take advantage of these growth segments.

Products

        Metal Container Business

        The Company is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. Types of containers manufactured include those for vegetables, fruit, pet food, tomato based products, evaporated milk and infant formula. The Company does not produce cans for use in the beer or soft drink industries. Cans are produced in a variety of sizes, ranging in diameter from 2-1/8 inches to 6-3/16 inches and in height from 1-7/16 inches to 7 inches.

        Plastic Container Business

        The Company is also engaged in the manufacture and sale of plastic containers primarily used for health, personal care, food, beverage (other than carbonated soft drinks), pharmaceutical and household chemical products. Plastic containers are produced by converting thermoplastic materials into containers ranging in size from 1/2 to 96 ounces. Emphasis is on value-added design, fabrication and decoration of the containers. The Company designs and manufactures a wide range of containers for health and personal care products such as shampoos, hand creams, lotions and mouthwash. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations. Food and beverage containers are designed and manufactured (generally to unique specifications for a specific customer) to contain products such as salad dressing, coffee, juice, water and liquor. Household chemical containers are designed and manufactured to contain polishes, specialty cleaning agents, lawn and garden chemicals and liquid household products. Pharmaceutical containers are designed and manufactured (either in a generic or in a custom-made form) to contain tablets, solutions and similar products for the ethical and over-the-counter markets.

Manufacturing and Production

        As is the practice in the industry, most of the Company's can and plastic container customers provide it with annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. At December 31, 1994, Containers had in excess of 80% of its projected 1995 sales under multi-year contracts. Plastics has written purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to sales is not significant.

        Metal Container Business

        The Company uses three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. The Company uses a welding process for the side seam of three-piece cans to achieve a superior seal. High integrity of the side seam is further assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, the Company manufactures steel and aluminum two-piece cans, the height of which does not exceed the diameter. For cans the height of which is greater than the diameter, the Company manufactures steel two-piece cans by using a drawing and ironing process. Quality and stackability of such cans are comparable to that of the shallow two-piece cans described above. Can bodies and ends are manufactured from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. The Company's manufacturing operations include cutting, coating, lithographing, fabricating, assembling and packaging finished cans.

        Plastic Container Business

        The Company utilizes two basic processes to produce plastic bottles. In the blow extrusion molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection blow molding process, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

        The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of PCR resins because of the relatively low capital costs required to convert its equipment from the use of virgin resins.

        The Company's decorating methods for its plastic products include (i) silk screen decoration, which enables the application of images in multiple colors to the bottle, (ii) post-molded decoration, which uses paper labels applied to the bottles with glue, (iii) pressure-sensitive decoration, which applies a plastic film label to a post-molded bottle by pressing against the bottle and (iv) in-mold labeling, which applies a plastic film label to the bottle during the blowing process. The Company has state-of-the-art decorating equipment, including, management believes, one of the largest sophisticated decorating facilities in the Midwest, which allows the Company to custom-design new products with short lead times.

Raw Materials

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

        Metal Container Business

        The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal can products. The Company's steel and other material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at prices which would allow it to remain competitive. The Company has a contract to obtain the majority of its requirements for aluminum from a supplier at prices that are subject to adjustment based on formulas and market conditions. Such contract expires in 1996. The Company believes that it would be able to satisfy its requirements for aluminum from other suppliers in the event of the loss of its current supplier. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

        Plastic Container Business

        The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as HDPE-PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyester terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price the Company pays for resin raw materials is not fixed and is subject to market pricing. Currently, demand for PET exceeds supplies of PET. However, the Company has long-term arrangements for PET with a number of producers and, as a result, believes that it has adequate supply commitments for PET to satisfy its current business and obligations to customers. The Company anticipates that there will be new capacity for PET beginning in mid-to-late 1995 and into 1996. The Company believes that the successful start-up of such announced new capacity will bring supply of and demand for PET into better balance in 1996. However, delays in the availability of such new capacity could have an adverse impact on the Company's plans for growth in its plastic containers business in 1996. The Company believes that it will be able to purchase sufficient quantities of other resins (including HDPE) for the foreseeable future.

Sales and Marketing

        The Company markets its products in most areas of North America primarily by a direct sales force and through a large network of distributors. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "Competition" below.

        In 1994, 1993 and 1992, the Company's metal container business accounted for approximately 76%, 71% and 69%, respectively, of the Company's total sales, and the Company's plastic container business accounted for approximately 24%, 29% and 31%, respectively, of the Company's total sales. In 1994, 1993 and 1992, approximately 26%, 34% and 37%, respectively, of the Company's sales were to Nestle and in 1994 approximately 21% of the Company's sales were to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

        Metal Container Business

        Management believes that the Company is currently the sixth largest can producer and one of the largest food can producers in North America. In 1994, Containers sold approximately 21% of all metal food containers in North America. Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that in excess of 80% of its metal container sales in 1995 will be pursuant to such arrangements.

        In 1987, the Company, through Containers, and Nestle entered into supply agreements (the "Nestle Supply Agreements") pursuant to which Containers has agreed to supply Nestle with, and Nestle has agreed to purchase from Containers, substantially all of the can requirements of the former Carnation operations of Nestle for a period of ten years, subject to certain conditions. In 1994, the term of three of the Nestle Supply Agreements (representing approximately 70% of the Company's 1994 unit sales to Nestle) was extended through 2001.

        The Nestle Supply Agreements provide for certain prices and specify that such prices will be increased or decreased based upon cost change formulas set forth therein. The Nestle Supply Agreements contain provisions that require Containers to maintain certain levels of product quality, service and delivery in order to retain the Nestle business. In the event of a breach of a particular Nestle Supply Agreement, Nestle may terminate such Nestle Supply Agreement but the other Nestle Supply Agreements would remain in effect.

        Under the three Nestle Supply Agreements which were recently extended through 2001, Nestle has the right to receive competitive bids under narrowly limited circumstances, and Containers has the right to match any such bids. Under the other six Nestle Supply Agreements, if Nestle receives a competitive bid for any product supplied thereunder, Containers has the right to match such bid with respect to the type and volume of cans over the period of the competitive bid. In either case, in the event that Containers chooses not to match a competitive bid, Nestle may purchase cans from the competitive bidder at the competitive bid price for the term of the bid. Since 1990, under the original Nestle Supply Agreements Nestle has requested that Containers match certain bids received from other potential suppliers. Containers agreed to match such bids (which resulted in minor margin impact) and continues to supply substantially all of the can requirements of the former Carnation operations of Nestle. In the future, there can be no assurance that Containers will choose to match any such bids or that, even if matched, such bids will be at a level sufficient to allow Containers to maintain margins currently received. Until any such bids are received by Nestle and submitted to the Company, the Company cannot predict the effect, if any, of such bids upon its financial condition or results of operations. Significant reductions of margins or the loss of significant unit volume under the Nestle Supply Agreements could, however, have a material adverse effect on the Company.

        On December 21, 1993, Containers and Del Monte entered into a supply agreement (the "DM Supply Agreement"). Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, 100% of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States and not less than 65% of Del Monte's annual requirements of metal containers for the packaging of food and beverages at Del Monte's Irapuato, Mexico facility, subject to certain limited exceptions.

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

        Plastic Container Business

        The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, oral care, pharmaceutical and other health care applications. The Company's customers in these product segments include Helene Curtis Inc., Procter & Gamble Co., Avon Products, Inc., Jergens Inc., Warner-Lambert Company and Pfizer Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, mustard, mayonnaise, coffee and premium bottled water. Customers in these product segments include Procter & Gamble Co., Kraft General Foods Inc. and General Mills, Inc.

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

        Plastics has written purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years.

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

        Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company would be disadvantaged by the loss or relocation of a major customer. As of February 28, 1995, the Company operated 34 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

        Metal Container Business

        Management believes that the metal food containers segment is mature. Some self-manufacturers have sold or closed can manufacturing operations and entered into long-term supply agreements with the new owners or with commercial can manufacturers. Of the commercial metal can manufacturers, American National Can Company, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant competitors.

        Although metal containers face continued competition from plastic, paper and composite containers, management believes that metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures, where the contents are packaged in large or institutional quantities (14 to 64 oz.) or where long-term storage of the product is desirable. Such applications include canned vegetables, fruits, meats and pet foods. These sectors are the principal areas for which the Company manufactures its products.

        Plastic Container Business

        Plastics competes with a number of large national producers of health, personal care, food, beverage, pharmaceutical and household chemical plastic container products, including Owens-Brockway Plastics Products, a division of Owens-Illinois, Inc., Constar Plastics Inc., a subsidiary of Crown Cork and Seal Company, Inc., Johnson Controls Inc., Continental Plastics Inc. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate innovations in, resin composition and applications and changes in the manufacturing of plastic bottles.

Employees

        As of December 31, 1994, the Company employed approximately 670 salaried and 3,330 hourly employees on a full time basis. Approximately 63% of the Company's hourly plant employees are represented by one of the following unions:
(i)  Sheet  Metal  Workers   International   Association,   (ii)   International
Association  of  Machinists  and  Aerospace  Workers,  (iii)  The  International
Brotherhood  of  Teamsters,  (iv) The  United  Steel  Workers  of  America,  (v)
Industrial, Technical & Professional Employees Union, (vi) The Glass, Molders, Pottery, Plastics and Allied Workers International Union, (vii) The United Rubber, Cork and Plastic Workers of America and (viii) Oil, Chemical & Atomic Workers International Union.

        The Company's labor contracts expire at various times between 1995 and 1999. Contracts covering approximately 22% of the Company's hourly employees presently expire during 1995. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

        In addition to costs associated with regulatory compliance, the Company may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Generators of hazardous substances disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") regardless of fault or the legality of the original disposal. Liability under CERCLA and under many similar state statutes is joint and several, and, therefore, any responsible party may be held liable for the entire cleanup cost at a particular site. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at certain sites. Pursuant to the agreement relating to the acquisition in 1987 of Nestle Can, the Company has assumed liability for the past waste disposal practices of Nestle Can. The Company has received notice that it is one of many potentially responsible parties (or similarly designated parties) for cleanup of hazardous waste at a site to which it (or its predecessor Nestle Can) is alleged to have shipped such waste and at which the Company's share of cleanup costs could exceed $100,000. See "Legal Proceedings."

        Pursuant to the agreement relating to the acquisition in 1987 from Monsanto Company ("Monsanto") of substantially all of the business and related fixed assets and inventory of Monsanto's plastic containers business ("Monsanto Plastic Containers"), Monsanto has agreed to indemnify the Company for substantially all of the costs attributable to the past waste disposal practices of Monsanto Plastic Containers. In connection with the acquisition from Del Monte of substantially all of the fixed assets and working capital of its container manufacturing business in the United States ("DM Can"), Del Monte has agreed to indemnify the Company for a period of three years for substantially all of the costs attributable to any noncompliance by DM Can with any environmental law prior to the closing, including all of the costs attributable to the past waste disposal practices of DM Can.

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

        Metal Container Business

        The Company's research, product development and product engineering efforts relating to its metal containers are conducted at its research center at Oconomowoc, Wisconsin and at other plant locations.

        Plastic Container Business

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

Company History

        Silgan was organized in August 1987 as a holding company to acquire interests in various packaging manufacturers. On August 31, 1987, Silgan, through Containers, purchased from Nestle the business and related assets and working capital of Nestle Can for approximately $151 million in cash and the assumption of substantially all of the liabilities of Nestle Can. Also on August 31, 1987, Silgan, through Plastics, purchased from Monsanto substantially all the business and related fixed assets and inventory of Monsanto Plastic Containers for approximately $43 million in cash and the assumption of certain liabilities of Monsanto Plastic Containers. To finance these acquisitions and to pay related fees and expenses, Silgan issued common stock, preferred stock and senior subordinated notes and borrowed amounts under its credit agreement.

        During 1988, Containers acquired from The Dial Corporation its metal container manufacturing division known as the Fort Madison Can Company ("Fort Madison"), and from Nestle its carton manufacturing division known as the Seaboard Carton Division ("Seaboard").

        During 1989, Plastics acquired Aim Packaging, Inc. ("Aim") and Fortune Plastics, Inc. ("Fortune") in the United States, and Express Plastic Containers Limited ("Express") in Canada, to improve its competitive position in the HDPE container segment.

        Holdings was organized in April 1989 as a holding company to acquire all of the outstanding common stock of Silgan. On June 30, 1989, Silgan Acquisition, Inc. ("Acquisition"), a wholly owned subsidiary of Holdings, merged with and into Silgan, and Silgan became a wholly owned subsidiary of Holdings (the "1989 Mergers").

        In 1989, the Company acquired the business and related assets of Amoco Container Company ("Amoco Container"). In November 1991, Plastics sold its nonstrategic PET carbonated beverage bottle business (the "PET Beverage Sale"), exiting that commodity business.

        In 1992, Holdings and Silgan refinanced a substantial portion of their indebtedness (the "Refinancing") pursuant to a plan to improve their financial flexibility. The Refinancing included the following: (i) the public offering in June 1992 by Silgan of $135 million principal amount of its 11-3/4% Senior Subordinated Notes due 2002 (the "11-3/4% Notes"); (ii) the private placement in June 1992 by Silgan of $50 million principal amount of its Senior Secured Floating Rate Notes due 1997 (the "Secured Notes") with certain institutional investors; (iii) the public offering in June 1992 by Holdings of its 13-1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") for an aggregate amount of proceeds of $165.4 million; (iv) the amendment of the Amended and Restated Credit Agreement, dated as of August 31, 1987, as amended (the "Amended and Restated Credit Agreement") among Silgan and certain of its subsidiaries, the lenders named therein and Bankers Trust Company ("Bankers Trust"), as agent, followed by the prepayment in June 1992 by Silgan of $30 million of term loans and the borrowing by Silgan of approximately $17 million of working capital loans under the Amended and Restated Credit Agreement; (v) the redemption (the "14% Notes Redemption") in August 1992 of all of the outstanding 14% Senior Subordinated Notes due 1997 of Silgan; (vi) the redemption (the "Preferred Stock Redemption") in August 1992 of all of the outstanding 15% Cumulative Exchangeable Redeemable Preferred Stock of Silgan; (vii) the repayment by Silgan of a $25.2 million advance from Holdings and the payment to Holdings of a $15.7 million dividend; (viii) the payment by Holdings in cash of $15.3 million of interest payable on July 1, 1992 on its Senior Reset Debentures due 2004 (the "Holdings Reset Debentures"); (ix) the redemption by Holdings in July 1992 of all of the outstanding Holdings Reset Debentures (the "Holdings Reset Debentures Redemption;" together with the "14% Notes Redemption" and the "Preferred Stock Redemption" being sometimes herein referred to as the "Redemptions"); and (x) the payment of transaction fees and expenses relating to the Refinancing. Additionally, in June 1992 Aim, Fortune and certain other subsidiaries of Plastics were merged into Plastics.

        On December 21, 1993, Containers acquired from Del Monte substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States for a purchase price of approximately $73 million and the assumption of certain limited liabilities. To finance the acquisition, (i) Silgan, Containers and Plastics (collectively, the "Borrowers") entered into a credit agreement, dated as of December 21, 1993 (the "Credit Agreement") with the lenders from time to time party thereto (the "Banks"), Bank of America National Trust and Savings Association ("Bank of America"), as Co-Agent, and Bankers Trust, as Agent, and (ii) Holdings issued and sold to Mellon Bank, N.A., as trustee for First Plaza Group Trust, a group trust established under the laws of the State of New York ("First Plaza"), 250,000 shares of its Class B Common Stock, par value $.01 per share (the "Holdings Stock"), for a purchase price of $60.00 per share and an aggregate purchase price of $15 million. Additionally, Silgan, Containers and Plastics borrowed term and working capital loans under the Credit Agreement to refinance and repay in full all amounts owing under the Amended and Restated Credit Agreement.


Item 2.  Properties

        Holdings' and Silgan's principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for Containers and Plastics are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 14515 N. Outer Forty, Chesterfield, Missouri 63017, respectively. All of these offices are leased by the Company.

        The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 21 metal container manufacturing facilities, 12 plastic container manufacturing facilities and one paper container manufacturing facility. Seventeen of these facilities are owned and 17 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options.

        Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1995 for its metal container business:

                                                     Approximate
               Location (square feet)               Building Area
               --------                             -------------
               Kingsburgh, CA                        37,783 (leased)
               Modesto, CA                           35,585 (leased)
               Oakland, CA                          173,780 (leased)
               Riverbank, CA                        167,000
               Stockton, CA                         243,500
               Stockton, CA                          71,785 (leased)
               Broadview, IL                         85,000
               Rochelle, IL                         175,000
               Ft. Dodge, IA                         49,500 (leased)
               Fort Madison, IA                      66,000
               Mt. Vernon, MO                       100,000
               St. Joseph, MO                       173,725
               Hillsboro, OR                         47,000
               Cambridge Springs, PA                 55,000
               Crystal City, TX                      26,045 (leased)
               Smithfield, UT                       105,000
               Toppenish, WA                         98,000
               Menomonee Falls, WI                  116,000
               Menomonie, WI                         60,000 (leased)
               Oconomowoc, WI                       105,200
               Plover, WI                            44,495 (leased)
               Waupun, WI                           212,000

        Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1995 for its plastic container business:

                                                     Approximate
                                                    Building Area
               Location                             (square feet)
               --------                             -------------
               Anaheim, CA                          127,000 (leased)
               Deep River, CT                       140,000
               Monroe, GA                           117,000
               Norcross, GA                          59,000 (leased)
               Ligonier, IN                         388,000 (leased)
               Seymour, IN                          406,000
               Franklin, KY                         122,000 (leased)
               Louisville, KY                        30,000 (leased)
               Port Clinton, OH                     336,000 (leased)
               Langhorne, PA                        156,000 (leased)
               Mississauga, Ontario                  80,000 (leased)
               Mississauga, Ontario                  60,000 (leased)

        The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. In addition, the Company owns two other properties that it is not currently using and intends to sell. All of the Company's facilities are subject to liens in favor of the Banks.

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


Item 3.  Legal Proceedings

        Complaints and Appraisal Petition Arising Out of the 1989 Mergers. Contemporaneous with the merger of Silgan into a subsidiary of Holdings in June 1989, certain holders of 1,050,000 shares of Silgan Class B common stock filed two actions in the Court of Chancery of the State of Delaware (the "Chancery Court") alleging that Silgan and certain affiliates, officers and directors breached fiduciary duties in implementing the 1989 Mergers. One of the actions was voluntarily dismissed without prejudice of the right to reinstate the action upon the conclusion of the appraisal proceeding described below. The second action was dismissed following settlement.

        In 1989, the same Silgan stockholders also sought appraisal of the value of their shares of Class B common stock pursuant to Section 262 of the Delaware General Corporation Law. Following discovery, and settlement with the holders of 650,000 shares of Class B common stock, trial of the appraisal with respect to the remaining 400,000 shares of Class B common stock was conducted during the week of November 28, 1994. Post-trial briefing is scheduled to be completed on April 17, 1995.

        Management believes that the consideration offered in the 1989 Mergers fully reflected the value of Silgan's Class B common stock and that the ultimate resolution of the appraisal proceeding will not have a material effect on the financial condition or results of operations of the Company.

        Katell/Desert Complaint. On November 6, 1991, Gerald L. Katell ("Katell") and Desert Equities, Inc. ("Desert"), who are limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF"), filed a consolidated complaint in the Chancery Court (the "Katell/Desert Complaint") against a number of defendants, including Holdings and Silgan. (The plaintiffs previously had filed similar complaints in the New York Supreme Court, but the complaints were dismissed on the grounds that, in the interests of substantial justice, the actions should be heard in the courts of Delaware.) The plaintiffs allege, among other things, that the general partners of MSLEF breached duties owed to the limited partners by selling MSLEF's investment in Silgan at a grossly inadequate price. Holdings and Silgan are named as defendants in Court III of such amended complaint, which charges them with aiding and abetting breaches of fiduciary duty by MSLEF and the general partners. The plaintiffs claim damages in the amount of $4.67 million.

        After full briefing and oral argument on a motion by defendants to dismiss the amended complaint filed by plaintiffs, the court dismissed all claims against Holdings and Silgan by memorandum opinion and order dated January 14, 1993. The court denied plaintiffs' motion to reargue the dismissal by order dated March 29, 1993. Because the Katell/Desert Complaint continues against certain other defendants, the plaintiffs' right to appeal the dismissal of the claims against Holdings and Silgan has not yet expired.

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

        Summer del Caribe. On October 17, 1989, the State of California, on behalf of the California Department of Health Services, filed a suit in the United States District Court for the Northern District of California against the owners and operators of a recycling facility operated by Summer del Caribe, Inc., Dale Summer and Lynn Rodich. The complaint also named 16 can manufacturing companies, including Silgan, that had sent small amounts of solder dross to the facility for recycling as "Responsible Parties" under the California Superfund statute. The Company is one of 16 defendant can companies participating in a steering committee. The steering committee has actively undertaken a feasibility study which was approved by the California Department of Toxic Substances in June 1994. The Company has agreed with the other can company defendants that its apportioned share of cleanup costs would be 6.72% of the total cost of cleanup. On March 14, 1995, the court approved the Consent Order settling the case and reaffirming the Company's 6.72% apportioned share of the cleanup costs. Although the total cost of cleanup has not yet been determined, the Company understands that the State of California's current worst case estimate of total cleanup costs for all parties is $5.5 million. The steering committee believes that the cost to remediate will be less than one-half the government's estimate. Accordingly, the Company believes its maximum exposure is not greater than 6.72% of $3 million, or approximately $202,000.

        Other. Other than the actions mentioned above, there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

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


Item 6.  Selected Financial Data.

        Set forth below are selected historical consolidated financial data of Holdings at December 31, 1994, 1993, 1992, 1991 and 1990 and for the periods then ended.

        The selected historical consolidated financial data of Holdings at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 (with the exception of employee data) were derived from the historical consolidated financial statements that were audited by Ernst & Young, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of Holdings at December 31, 1992, 1991 and 1990 and for the years ended December 31, 1991 and 1990 were derived from the historical audited consolidated financial statements for such periods.

        The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                 SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                             -----------------------------------------------------------
                                             1994<Fa>     1993<Fa>      1992        1991<Fb>      1990
                                             -------      -------      -------      -------      -------
                                                                  (Dollars in thousands)
Operating Data:
Net sales.................................   $861,374     $645,468     $630,039     $678,211     $657,537
Cost of goods sold........................    747,457      571,174      554,972      605,185      582,991
                                              -------      -------      -------      -------      -------
Gross profit..............................    113,917       74,294       75,067       73,026       74,546
Selling, general and administrative
      expenses............................     38,830       32,495       32,809       33,733       36,962
Reduction in carrying value of assets.....     16,729         --           --           --           --
                                              -------      -------      -------      -------      -------
Income from operations....................     58,358       41,799       42,258       39,293       37,584
Interest expense and other related
      financing costs.....................     65,789       54,265       57,091       55,996       55,115
Minority interest expense.................       --           --          2,745        3,889        3,356
                                              -------      -------      -------      -------      -------
Loss before income taxes..................     (7,431)     (12,466)     (17,578)     (20,592)     (20,887)
Income tax provision (benefit)............      5,600        1,900        2,200         --         (2,495)
                                              -------      -------      -------      -------      -------
Loss before extraordinary
      charges and cumulative effect of
      changes in accounting principles....    (13,031)     (14,366)     (19,778)     (20,592)     (18,392)
Extraordinary charges relating to
      early extinguishment of debt........       --         (1,341)     (23,597)        --           --
Cumulative effect of changes in
      accounting principles <Fc>..........       --         (6,276)        --           --           --
                                              -------      --------     -------      -------      -------
Net loss.................................    $(13,031)    $(21,983)    $(43,375)    $(20,592)    $(18,392)
                                              =======      ========     =======      =======      =======

Balance Sheet Data (at end of period):
Fixed assets..............................   $251,810     $290,395     $223,879     $230,501     $244,672
Total assets..............................    504,821      497,633      389,035      390,693      443,889
Total long-term debt......................    510,763      505,718      383,232      315,461      337,821
Redeemable preferred stock of Silgan
      (minority interest of Holdings).....       --          --           --          27,878       24,061
Deficiency in stockholders' equity <Fd>...   (157,998)    (144,967)    (137,984)     (94,609)     (74,017)

Other Data:
EBDITA (e)................................   $114,489     $ 76,095     $ 74,012      $ 72,141    $ 69,053
EBDITA as a percentage of net sales.......     13.3%        11.8%        11.7%         10.6%       10.5%
Capital expenditures......................   $ 29,184     $ 42,480     $ 23,447      $ 21,834    $ 22,908
Depreciation and amortization<Ff>.........   $ 37,187     $ 33,818     $ 31,754      $ 32,848    $ 29,496
Number of employees (at end of
      period)<Fg>.........................      4,000        3,330        3,340         3,560       4,330

                                                              (footnotes follow)



                        Notes to Selected Financial Data

<Fa>  On December 21, 1993,  the Company  acquired from Del Monte  substantially all of the fixed assets and certain working capital of its container manufacturing business. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

<Fb>  On November 15, 1991,  the Company  completed the PET Beverage  Sale.  For
      1991, sales from the PET carbonated beverage business were $33.4 million.

<Fc>  During 1993, the Company adopted SFAS No. 106, "Employers Accounting for
      Postretirement Benefits Other than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for Postemployment Benefits." The Company has elected not to restate prior year's financial statements for any of these pronouncements.

<Fd>  Effective  June  30,  1994,  the put  option  for  Holdings  Class A Stock expired. The fair market value that had been assigned to the liability associated with such put option has been reclassified as stockholders' equity for each period presented. See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

<Fe>  "EBDITA" means consolidated net income before extraordinary charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the period for which consolidated net income is to be determined, without duplication, (i) consolidated interest expense (including minority interest expense), (ii) income tax expense, (iii) depreciation expense,
      (iv) amortization expense, (v) expenses relating to postretirement health care costs which amounted to $0.715 million in 1994 and $0.478 million in 1993, (vi) charges relating to the vesting of benefits under SARs of $1.5 million and $1.973 million in 1994 and 1990, respectively, and (vii) the reduction in carrying value of assets of $16.7 million in 1994.
      EBDITA is being presented by the Company as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain persons may find it to be useful in measuring the Company's performance and ability to service its debt. EBDITA is not a substitute for GAAP operating and cash flow data.

<Ff>  Depreciation and amortization excludes amortization of debt financing costs.

<Fg>  The number of employees at December 31, 1993  excludes 650  employees  who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company has focused on growth through acquisitions followed by investment in the acquired assets to gain production efficiencies and provide internal growth. Since Silgan's inception in 1987, the metal food can business, which had sales of $647 million in 1994, has realized compound growth of 12% through both internal growth and acquisitions of food can businesses, including the acquisition of Del Monte's captive can manufacturing operations in December 1993. The Company believes that its investments have enabled it to achieve a low cost position in the food can segment. To contain costs, the Company closed two smaller, higher cost metal container facilities in 1992 and another smaller facility in early 1995. The Company believes that the addition of the Del Monte facilities has created further cost reduction opportunities through plant rationalization as well as line reconfiguration and production scheduling. The Company expects that these cost reduction opportunities, which began to be implemented in late 1994, will be fully realized by 1997. To enhance its competitive position, the Company has maintained a stable customer base by entering into multi-year supply arrangements with a majority of its metal food can customers. Such arrangements generally provide for pricing changes in accordance with cost change formulas, thereby reducing the Company's exposure to the volatility of raw material prices but also limiting the Company's ability to increase prices. The arrangement to supply substantially all of Del Monte's metal container requirements in the United States under the DM Supply Agreement extends to 2002 and the arrangement to supply a majority of Nestle's domestic metal container requirements under the Nestle Supply Agreements extends through 2001. The Company estimates that in excess of 80% of its 1995 metal container sales will be subject to long term contracts.

        The plastic container business has grown from a sales base of $89 million in 1987 to $204 million in 1994. In 1989, the Company made four acquisitions of plastic container manufacturers to improve its competitive position in the plastic container segment. As a result of these acquisitions, the Company implemented an aggressive consolidation and rationalization program during the period from 1991 through 1993, closing three manufacturing facilities and consolidating the technical and administrative functions of its plastic container business. The full benefit of the consolidation and rationalization program was not realized until 1994. The Company is aggressively pursuing opportunities in custom designed PET and HDPE containers for which the market has been growing principally due to consumer preferences for plastic containers. The Company believes it has equipment and technical expertise to take advantage of these growth segments.

        Summary results for the Company's two business segments, metal and plastic containers, for the calendar years 1994, 1993 and 1992 are provided below. See Note 13 of the Notes to Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.

                                     1994       1993        1992
                                    ------     ------      ------
                                         (Dollars in millions)
Net sales:
   Metal containers and other       $657.1      $459.2     $437.4
   Plastic containers                204.3       186.3      192.6
                                     -----       -----      -----
      Consolidated                  $861.4      $645.5     $630.0
                                     =====       =====      =====
Operating profit:
   Metal containers and other        $67.0       $42.3      $40.7
   Plastic containers                  9.4         0.6        2.3
   Reduction in asset value<F1>      (16.7)        --         --
   Corporate expense                  (1.3)       (1.1)      (0.7)
                                      ----       -----      -----
      Consolidated                   $58.4       $41.8      $42.3
                                      ====        ====       ====
-----------------------------

<F1>   $7.2 million of this charge is allocable to the metal container business and $9.5 million is allocable to the plastic container business.

        This discussion should be read in conjunction with the selected financial data, the historical statements of operations and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        Year Ended December 31, 1994 Compared with Year Ended December 31, 1993.

        Consolidated net sales increased $215.9 million, or 33.4%, to $861.4 million for the year ended December 31, 1994, as compared to $645.5 million for the same period in 1993. Approximately 81% of this increase related to sales to Del Monte pursuant to the DM Supply Agreement entered into by the Company on December 21, 1993 to supply substantially all of Del Monte's metal container requirements for a period of ten years. The remainder of this increase resulted principally from greater unit sales in both the metal container and plastic container businesses.

        Net sales for the metal container business (including paper containers) were $657.1 million for the year ended December 31, 1994, an increase of $197.9 million (43.1%) over net sales for the metal container business of $459.2 million for the same period in 1993. Sales of metal containers increased $201.6 million primarily as a result of the DM Supply Agreement, which represented $174.7 million of this increase, an increase of $20.1 million (9.1%) in sales to all other customers and an increase of $6.8 million (3.2%) in sales to Nestle. Sales of metal containers increased principally from higher unit volume and reflected continued growth in sales of pet food containers, as well as greater sales to vegetable pack customers due to a larger than normal pack in 1994. Sales of paper containers included in the metal container segment declined $3.7 million to $9.6 million during 1994.

        Net sales for the plastic container business of $204.3 million during the year ended December 31, 1994 increased $18.0 million, or 9.7%, over net sales of plastic containers of $186.3 million for the same period in 1993. The increase in net sales of plastic containers was attributable to increased unit sales to new and existing customers, particularly PET customers, and to a lesser extent, higher average sales prices due to the pass through of increased resin costs.

        Cost of goods sold was 86.8% of consolidated net sales ($747.5 million) for the year ended December 31, 1994, a decrease of 1.7 percentage points as compared to 88.5% of consolidated net sales ($571.2 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of consolidated net sales principally resulted from synergistic benefits resulting from the acquisition of DM Can, lower per unit manufacturing costs realized on higher sales and production volumes and improved manufacturing efficiencies in the plastic container business resulting from larger cost reduction and productivity investments in 1993.

        Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.5 percentage points to 4.5% of consolidated net sales ($38.8 million) for the year ended December 31, 1994, as compared to 5.0% ($32.5 million) for the same period in 1993. The decrease as a percentage of consolidated net sales resulted principally from a modest increase in selling, general and administrative functions relative to the increased sales associated with the acquisition of DM Can, offset in part by an increase of $1.3 million in benefits accrued under stock appreciation rights agreements.

        Income  from  operations  as a  percentage  of  consolidated  net  sales increased 0.3 percentage points to 6.8% ($58.4 million) for the year ended December 31, 1994, compared with 6.5% ($41.8 million) for the same period in 1993. During 1994 the Company incurred a charge of $16.7 million to write-down certain properties held for sale to their net realizable value and to reduce the carrying value of certain technologically obsolete and inoperable equipment. Without giving effect to this nonrecurring charge, income from operations in 1994 would have been 8.7% ($75.1 million), an increase of 2.2 percentage points as compared to 1993, and was principally attributable to the aforementioned improvement in gross margin.

        Income from operations as a percentage of net sales for the metal container business (without giving effect to the $7.2 million charge to write-down the carrying value of certain assets) increased 1.0% to 10.2% ($67.0 million) during 1994 as compared to 1993, principally due to operating synergies realized from the acquisition of DM Can and lower per unit manufacturing costs incurred as a result of higher production volumes in 1994. Income from operations as a percentage of net sales attributable to the plastic container business (without giving effect to the $9.5 million charge to write-down the carrying value of certain assets) in 1994 was 4.6% ($9.4 million), as compared to 0.3% ($0.6 million) in 1993. The improved operating performance of the plastic container business resulted from production efficiencies realized as a result of rationalizations and capital investment made in prior periods, and lower unit manufacturing costs.

        Interest expense, including amortization of debt financing costs, increased by approximately $11.5 million to $65.8 million for the year ended December 31, 1994. This increase resulted from the incurrance of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates, higher accretion of interest on the Discount Debentures and increased charges for the amortization of debt financing costs.

        The provisions for income taxes for the years ended December 31, 1994 and 1993 were comprised of federal, state and foreign income taxes currently payable. The increase in the provision for income taxes in 1994 reflects an increase in federal income taxes currently payable. During 1994, the Company fully utilized its alternative minimum tax net operating loss carryovers and, therefore, was subject to tax at the rate of 20% on its alternative minimum taxable income. Without the benefit of its alternative minimum tax net operating loss carryovers, the Company expects that its provision for federal income taxes payable in 1995 will approximate $10 million and increase annually thereafter.

        As a result of the items discussed above, the net loss for the year ended December 31, 1994 was $13.0 million, $1.4 million less than the loss before extraordinary charges and cumulative effect of changes in accounting principles for the year ended December 31, 1993 of $14.4 million.

        In conjunction with the acquisition of DM Can in 1993, the Company incurred an extraordinary charge of $1.3 million for the early extinguishment of debt. Also, during 1993 the Company adopted SFAS No. 106, SFAS No. 109 and SFAS No. 112. The cumulative effect of these accounting changes, for years prior to 1993, was to decrease net income by $6.3 million. As a result of these charges, the net loss for 1993 was $22.0 million.

        Year Ended December 31, 1993 Compared with Year Ended December 31, 1992.

        Consolidated net sales increased $15.5 million, or 2.5%, to $645.5 million for the year ended December 31, 1993, as compared to $630.0 million for the same period in 1992. This increase resulted from greater unit sales by the metal container business offset by a decline in sales volume of the plastic container business.

        Net sales for the metal container business (including paper containers) were $459.2 million for the year ended December 31, 1993, an increase of $21.8 million (5.0%) over net sales for the metal container business of $437.4 million for the same period in 1992. Sales of metal containers increased 4.7% in 1993, primarily as a result of higher unit sales to non-vegetable pack customers and to a lesser extent the purchase of an additional manufacturing facility in May 1993, offset in part, by a decline in sales to Nestle due to reduced demand and lower unit sales to vegetable pack customers due to the extremely wet weather in the summer of

1993. Sales of paper containers included in the metal container segment increased $1.7 million to $13.3 million during 1993.

        Net sales for the plastic container business of $186.3 million during the year ended December 31, 1993 were $6.3 million lower than net sales of plastic containers of $192.6 million for the same period in 1992. The decrease in net sales of plastic containers was primarily attributable to lower unit sales to existing customers due to soft market conditions.

        Cost of goods sold was 88.5% of consolidated net sales ($571.2 million) for the year ended December 31, 1993, as compared to 88.1% of consolidated net sales ($555.0 million) for the same period in 1992. The increase in cost of goods sold as a percentage of consolidated net sales principally resulted from higher per unit manufacturing costs incurred as a result of higher depreciation expense, lost margin on outsourced cans due to capacity constraints in early 1993, offset in part by improved manufacturing efficiency.

        Selling, general and administrative expenses as a percentage of net sales declined 0.2 percentage points to 5.0% of consolidated net sales ($32.5 million) for the year ended December 31, 1993, as compared to 5.2% ($32.8 million) for the same period in 1992. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales was principally attributable to the maintenance of a constant level of expenditures on a greater sales base.

        Income from operations as a percentage of consolidated net sales was 6.5% ($41.8 million) for the year ended December 31, 1993, as compared to 6.7% ($42.3 million) for the same period in 1992. The decrease was principally attributable to the aforementioned decline in gross margin.

        Income from operations as a percentage of net sales for the metal container business was 9.2% ($42.3 million) during 1993, as compared to 9.3% ($40.7 million) in 1992. Income from operations as a percentage of net sales attributable to the plastic container business was 0.3% ($0.6 million) during 1993, as compared to 1.2% ($2.3 million) in 1992. The decline in operating performance of the plastic container business resulted from production inefficiencies incurred as a result of plant consolidations and higher per unit manufacturing costs realized from reduced unit volume.

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

        During 1994, cash generated from operations of $47.3 million along with working capital borrowings of $10.4 million were used to fund capital expenditures of $27.9 million (net of proceeds of $1.3 million), make mandatory debt repayments of $20.5 million, pay $6.9 million to former shareholders of Silgan in partial settlement of outstanding litigation and increase cash balances by $2.4 million. In late 1994, the Company entered into a program to accelerate the purchase of certain raw materials prior to anticipated 1995 price increases. As a result, at December 31, 1994 inventories were approximately $14 million higher than the prior year. There was not a corresponding increase in trade payables, however, because the advance purchase of raw materials was paid for prior to year-end through additional working capital borrowings. The trade receivable balance increased at December 31, 1994 as compared to the prior year-end principally as a result of the DM Supply Agreement, which became effective on December 21, 1993.

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

        To improve their financial flexibility, Holdings and Silgan completed the Refinancing in 1992. The Refinancing (i) lowered Holdings' consolidated average cost of indebtedness by retiring the 14% Notes and the Holdings Reset Debentures with new indebtedness bearing lower interest rates, (ii) improved Silgan's liquidity and ability to further repay its indebtedness by eliminating Silgan's obligation to pay cash dividends on the Preferred Stock through the Preferred Stock Redemption and by deferring for an additional two years (until December 1996) and reducing the cash interest requirements on Holdings' indebtedness, (iii) provided Holdings with additional financial flexibility by eliminating restrictions in the indenture relating to the 14% Notes on Silgan's ability to pay dividends to Holdings in order to fund interest payments on Holdings' indebtedness through the 14% Notes Redemption and (iv) extended the average length of maturity of Silgan's indebtedness by issuing the 11-3/4% Notes and the Secured Notes to refinance $30 million of bank term loans and the 14% Notes.

        In connection with the Refinancing, Holdings and Silgan received $333.1 million in proceeds from the issuance of the Secured Notes, the 11-3/4% Notes, and the Discount Debentures net of debt issuance costs of $17.3 million. On June 29, 1992, Silgan repaid $30 million of term loans under its credit agreement. On July 29, 1992, Holdings paid $181.6 million to redeem the Holdings Reset Debentures. On August 16, 1992, Silgan paid $31.5 million to redeem the Preferred Stock. On August 28, 1992, Silgan paid $89.3 million to redeem the 14% Notes.

        The Company borrowed working capital loans of $19.2 million during the year ended December 31, 1992 which, along with cash provided by operations during 1992 of $15.4 million (which included payment of $17.7 million in cash interest on the Holdings Reset Debentures) were used principally to fund capital expenditures of $23 million, to make term loan repayments of $10.2 million (in addition to the term loan repayment made in connection with the Refinancing), to pay cash dividends of $1.1 million on the Preferred Stock and to increase outstanding cash balances by $1.1 million.

        Since a portion of the proceeds realized from the Credit Agreement on December 21, 1993 were used to repay working capital loans under the Amended and Restated Credit Agreement, the Company was able to reduce the amount of its commitment for working capital loans. Under the Credit Agreement, the commitment for working capital loans was reduced by $41 million to $70 million. As of December 31, 1994, the outstanding principal amount of working capital loans was $12.6 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $51.9 million.

        Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements, and it is estimated that approximately $40 million of the working capital revolver, including letters of credit, will be utilized at its peak in July 1995.

        In addition to its operating cash needs, the Company's cash requirements over the next several years are anticipated to consist primarily of (i) annual capital expenditures of $35 million to $40 million (approximately $15 million of which is nondiscretionary in each year), (ii) principal amortization payments of A Term Loans under the Credit Agreement of approximately $20 million in each of 1995 and 1996, (iii) expenditures of approximately $7 million associated with the rationalization of facilities related to the acquisition of DM Can, (iv) the scheduled maturity on September 15, 1996 of the working capital loans and $80 million of B Term Loans under the Credit Agreement, (v) the scheduled maturity of the $50 million principal amount of the Secured Notes in 1997, (vi) the Company's interest requirements, including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, the Secured Notes and bank term loans, all of which bear fluctuating rates of interest, and the 11-3/4% Notes and semi-annual cash interest payments of $18.2 million on the Discount Debentures commencing in December 1996, and (vii) payments of approximately $14 million for federal and state tax liabilities beginning in 1995 (assuming the redemption of the Discount Debentures at maturity) and increasing annually thereafter by approximately $2 million.

        Interest on the Discount Debentures is payable at a rate of 13-1/4% per annum from and after June 15, 1996, and commencing on December 15, 1996 semi-annual interest payments of $18.2 million will be required to be made thereon. Since Holdings' only asset is its investment in Silgan, its ability to pay interest on the Discount Debentures on and after December 15, 1996 (the date on which interest is first payable on the Discount Debentures) may depend upon its receipt of funds paid by dividend or otherwise loaned, advanced or transferred by Silgan to Holdings. While Silgan has no legal obligation to make such funds available, it is expected that Silgan will do so if it is permitted under the agreements to which it shall then be a party and if it then has sufficient funds available for such purpose. If sufficient funds to pay such interest are not generated by the operations of Silgan's subsidiaries, Silgan or Holdings may seek to borrow or otherwise finance the amount of such payments or refinance the Discount Debentures. Neither the Indenture for the 11-3/4% Notes nor the Secured Notes limits the ability of Silgan to pay cash dividends to Holdings in order to enable Holdings to pay interest on the Discount Debentures. The Credit Agreement presently prohibits Silgan from paying dividends or otherwise transferring funds to Holdings in order to service Holdings' indebtedness; however, the Credit Agreement matures on September 15, 1996, prior to the date on which interest or principal is payable on the Discount Debentures. Silgan expects to enter into a new credit facility to replace the Credit Agreement on or before September 15, 1996 on terms which would not limit the ability of Silgan to transfer funds to Holdings in order to enable Holdings to pay interest on the Discount Debentures. However, there can be no assurance that Silgan will be able to enter into a new credit facility on such terms. In such event, Silgan and Holdings would consider pursuing alternative arrangements, including possible equity and/or debt financings, to enable Holdings to meet its obligations. There can be no assurance that any such alternative, if pursued, would be accomplished or would enable Holdings to make timely payments of its obligations under the Discount Debentures. The funding requirements of Holdings to service its indebtedness (beginning in December
1996) will be met by Silgan through cash generated by operations or borrowings or by Holdings through refinancings of its existing indebtedness or additional debt or equity financings.

        In addition to any financing effected as described above, the Company may consider refinancing all or any part of its indebtedness through other debt financings and/or equity financings, including a public offering of equity. Any such financings would depend upon the market conditions existing at the time and would have to be effected in compliance with the Company's agreements in respect of its indebtedness.

        The Discount Debentures represent "applicable high yield discount obligations" ("AHYDOs") within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the tax deduction which would otherwise be available to Holdings in respect of the accretion of interest on the Discount Debentures during their noncash interest period ending June 15, 1996 ($109.6 million) has been and will continue to be deferred, which, in turn, will increase the taxable income of Holdings and reduce the after-tax cash flows of Holdings. However, as a result of Holdings' utilization of its net operating loss carryforward, which, as of December 31, 1994, amounts to approximately $75 million for regular federal income tax purposes, the effect of such deferral on the regular federal income taxes of Holdings has been and will continue to be mitigated until such net operating loss carryforward is fully utilized.

        In 1993, Holdings became subject to alternative minimum tax ("AMT") and, due to the utilization of its AMT net operating loss carryforwards, incurred an AMT liability at a rate of 2%. In 1994, Holdings fully utilized its AMT loss carryforward. Accordingly, in 1995 and thereafter, Holdings will incur an AMT liability at a rate of 20% (or the applicable rate then in effect). The AMT paid is allowed (subject to certain limitations) as an indefinite credit carryover against Holdings' regular tax liability in the future when and if Holdings' regular tax liability exceeds the AMT liability.

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

        Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements until the maturity of the working capital facility under the Credit Agreement on September 15, 1996. Management also believes that it will be able to replace the working capital facility under the Credit Agreement with another facility on or prior to September 15, 1996 on terms which will be acceptable to the Company. However, there can be no assurance that the Company will be able to replace its working capital facility. In such event, the Company could be required to consider alternative equity or debt financings in order to meet its cash needs. The ability of the Company to effect any such financing and the extent to which the Company may seek or be required to obtain additional financing will depend upon a variety of factors, including the future performance of the Company and its subsidiaries, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets, demand for the products of the Company and its subsidiaries, costs of raw materials, legislative and regulatory changes and other factors beyond the control of the Company and its subsidiaries) affecting the business and operations of the Company and its subsidiaries as well as prevailing interest rates, actual amounts expended for capital expenditures and other corporate purposes and the timing and amount of debt prepayments or redemptions.

        The Credit Agreement, the Secured Notes and the indentures relating to the 11-3/4% Notes and the Discount Debentures each contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1995 with all such covenants.

Effect of Interest Rate Fluctuations and Inflation

        Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing interest rates. To mitigate the effect of significant changes in interest rates, the Company may enter into interest rate hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) with respect to a portion of its floating rate indebtedness. At December 31, 1994, the Company was not a party to any interest rate hedge agreement.

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

Directors and Executive Officers of Holdings

        The current directors and executive officers of Holdings and their respective ages, positions and principal occupations, five-year employment history and other directorships held are furnished below:


                                    Age at          Five-Year Employment
                                  March 15,   History and Other Directorships
       Name and Position             1995                   Held
       -----------------           --------   -------------------------------

R. Philip Silver                      52      Prior to forming S&H, Inc.
   Chairman of the Board and                  ("S&H") in 1987, President of
   Co-Chief Executive Officer                 Continental Can Company from
   of Holdings and Silgan since               June 1983 to August 1986;
   March 1994; formerly                       consultant to packaging
   President of Holdings and                  industry from August 1986 to
   Silgan; Director of Holdings               August 1987; Vice Chairman of
   since April 1989 and of                    the Board and Director of
   Silgan since August 1987;                  Sweetheart Holdings Inc. and
   Chairman of the Board of                   Sweetheart Cup Company, Inc.
   Plastics since March 1994;                 from September 1989 to January
   Director of Containers and                 1991; Chairman of the Board and
   Plastics since August 1987.                Director of Sweetheart Holdings
                                              Inc. and Sweetheart Cup
                                              Company, Inc. from January 1991
                                              through August 1993; Director,
                                              Johnstown America Corporation.

D. Greg Horrigan                      51      Prior to forming S&H in 1987,
   President    and    Co-Chief               Executive Vice President and
   Executive     Officer     of               Operating Officer of
   Holdings  and  Silgan  since               Continental Can Company from
   March     1994;     formerly               1984 to 1987; Chairman of the
   Chairman  of  the  Board  of               Board and Director of
   Holdings     and     Silgan;               Sweetheart Holdings Inc. and
   Director  of  Holdings since               Sweetheart Cup Company, Inc.
   April  1989  and  of  Silgan               from September 1989 to January
   since August  1987; Chairman               1991; Vice Chairman of the
   of the  Board of  Containers               Board and Director of
   since August 1987;  Director               Sweetheart Holdings Inc. and
   of  Containers  and Plastics               Sweetheart Cup Company, Inc.
   since August 1987.                         from January 1991 through
                                              August 1993.

                                    Age at          Five-Year Employment
                                  March 15,   History and Other Directorships
       Name and Position             1995                   Held
       -----------------           --------   -------------------------------

James S. Hoch                         34      Executive Director of Morgan
   Director, Vice President and               Stanley & Co., Ltd. since 1994;
   Assistant Secretary of                     Principal of Morgan Stanley &
   Holdings since January 1991;               Co. Incorporated since 1993;
   Director of Silgan since                   Vice President of Morgan
   January 1991; Vice President               Stanley & Co. Incorporated from
   and Assistant Secretary of                 1991 to 1993.  Director of
   Silgan since 1987; Director,               Sullivan Communications, Inc.,
   Vice President and Assistant               Sullivan Graphics, Inc. and
   Secretary of Containers                    Nokia Aluminium Ox.
   since January 1991;
   Director, Vice President and
   Assistant Secretary of
   Plastics since January 1991.

Robert H. Niehaus                     39      Managing Director of Morgan
   Vice President, Assistant                  Stanley & Co. Incorporated
   Secretary and Director of                  since January 1, 1990;
   Holdings since April 1989;                 Principal of Morgan Stanley &
   Vice President, Assistant                  Co.  Incorporated from 1988 to
   Secretary and Director of                  1989.  Vice President and
   Silgan since August 1987;                  Director of MSLEF II, Inc.
   Vice President, Assistant                  since January 1990; Vice
   Secretary and Director of                  Chairman of MSCP III since
   Containers and Plastics                    January 1994.  Director of
   since August 1987.                         American Italian Pasta Company,
                                              Fort Howard Corporation, PSF
                                              Finance Holdings, Inc.,
                                              Randall's Food Markets, Inc.,
                                              Waterford Crystal Ltd. and
                                              Waterford Wedgewood UK plc.

Harley Rankin, Jr.                    55      Prior to joining the Company,
   Executive Vice President and               Senior Vice President and Chief
   Chief Financial Officer of                 Financial Officer of Armtek
   Holdings since April 1989;                 Corporation; prior to Armtek
   Treasurer of Holdings since                Corporation, Vice President and
   January 1992; Executive Vice               Chief Financial Officer of
   President and Chief                        Continental Can Company from
   Financial Officer of Silgan                November 1984 to August 1986.
   since January 1989;                        Vice President, Chief Financial
   Treasurer of Silgan since                  Officer and Treasurer of
   January 1992; Vice President               Sweetheart Holdings Inc. and
   of Containers and Plastics                 Vice President of Sweetheart
   since January 1989;                        Cup Company, Inc. from
   Treasurer of Plastics since                September 1989 to August 1993.
   January 1994.

                                    Age at          Five-Year Employment
                                  March 15,   History and Other Directorships
       Name and Position             1995                   Held
       -----------------           --------   -------------------------------

Harold J. Rodriguez, Jr.              39      Employed by Ernst & Young from
   Vice President of Holdings                 1978 to 1987, last serving as
   and Silgan since March 1994;               Senior Manager specializing in
   Vice President of Containers               taxation.  Controller,
   and Plastics since March                   Assistant Secretary and
   1994; Controller and                       Assistant Treasurer of
   Assistant Treasurer of                     Sweetheart Holdings Inc. and
   Holdings and Silgan since                  Assistant Secretary and
   March 1990; Assistant                      Assistant Treasurer of
   Controller and Assistant                   Sweetheart Cup Company, Inc.
   Treasurer of Holdings from                 from September 1989 to August
   April 1989 to March 1990;                  1993.
   Assistant Controller and
   Assistant Treasurer of
   Silgan from October 1987 to
   March 1990.

Management of Metal Container Business

            In addition to the persons listed under "--Directors and Executive Officers of Holdings" above, the following are the principal executive officers of Containers:

                                 Age at          Five-Year Employment
                                March 15,  History and Other Directorships
      Name and Position           1995                   Held
      -----------------         ---------  -------------------------------

James D. Beam                      52      Vice President - Marketing &
   President and a non-voting              Sales of Containers from
   Director of Containers                  September 1987 to July 1990;
   since July 1990.                        Vice President and General
                                           Manager of Continental Can
                                           Company, Western Food Can
                                           Division, from March 1986 to
                                           September 1987.


Gerald T. Wojdon                   59      General Manager of
   Vice President -                        Manufacturing of the Can
   Operations and Assistant                Division of The Carnation
   Secretary of Containers                 Company from August 1982 to
   since September 1987.                   August 1987.

Gary M. Hughes                     52      Vice President, Sales and
   Vice President - Sales &                Marketing of the Beverage
   Marketing of Containers                 Division of Continental Can
   since July 1990.                        Company from February 1988 to
                                           July 1990; prior to February
                                           1988, was employed by
                                           Continental Can in various
                                           regional sales positions.

                                    Age at          Five-Year Employment
                                  March 15,   History and Other Directorships
       Name and Position             1995                   Held
       -----------------           --------   -------------------------------

Dennis Nerstad                        57      Vice President of Containers
   Vice President -                           from December 1993 to June
   Production Services of                     1994.  Vice President -
   Containers since July                      Distribution and Container
   1994.                                      Manufacturing of Del Monte from
                                              August 1989 to December 1993;
                                              Director of Container
                                              Manufacturing of Del Monte from
                                              November 1983 to July 1989;
                                              prior to 1983, employed by Del
                                              Monte in various regional and
                                              plant positions.

Management of Plastic Container Business

            In addition to the persons listed under "--Directors and Executive Officers of Holdings" above, the following are the principal executive officers of Plastics:

                                  Age at
                                 March 15,         Five-Year Employment
       Name and Position           1995           History and Positions
       -----------------         --------         ---------------------
Russell F. Gervais                  51         President and Chief Executive
   President and non-voting                    Officer of Aim Packaging, Inc.
   Director of Plastics since                  from March 1984 to September
   December 1992; Vice                         1989.
   President - Sales &
   Marketing of Plastics from
   September 1989 until
   December 1992.

Howard H. Cole                      49         Manager of Personnel of Monsanto
   Vice President and                          Engineered Products Division of
   Assistant Secretary of                      the Monsanto Company from April
   Plastics since September                    1986 to September 1987.
   1987.


Charles Minarik                     57         President of Wheaton Industries
   Vice President - Operations                 Plastics Group from February 1991
   and Commercial Development                  to August 1992; Vice President -
   of Plastics since May 1993.                 Marketing of Constar
                                               International, Inc. from March
                                               1983 to February 1991.

                                  Age at
                                 March 15,         Five-Year Employment
       Name and Position           1995           History and Positions
       -----------------         --------         ---------------------

Alan H. Koblin                      43          Vice President of Churchill
   Vice President - Sales &                     Industries from 1990 to 1992.
   Marketing of Plastics since
   1994, Director of Sales &
   Marketing of Plastics from
   1992 to 1994.

Colleen J. Jones                    35          Audit Manager, Arthur Young &
   Vice President - Finance                     Company from July 1982 to July
   and Chief Financial Officer                  1989.
   of Plastics since January
   1995, Assistant Secretary
   of Plastics since November
   1993, Corporate Controller
   of Plastics from October
   1993 to January 1995,
   Manager - Finance of
   Plastics from July 1989 to
   October 1993.


     Item 11.  Executive Compensation.

        The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1994, 1993 and 1992 of those persons who at December 31, 1994 were (i) the Chief Executive Officer of Holdings and
(ii) the other four most highly compensated executive officers of Holdings and its subsidiaries. No director of Holdings or its subsidiaries receives any compensation for serving as a director of Holdings or its subsidiaries.
See "Certain Transactions - Management Agreements."

                                                        Summary Compensation Table

                                                                                                 Long-Term
                                                           Annual Compensation                  Compensation
                                            -----------------------------------------------     ------------

                                                                                                  Awards
                                                                                                  ------

                                                                                  Other          Securities
                                                                                  Annual       Underlying Stock     All Other
Name and Principal Position         Year    Salary<Fa><Fb>    Bonus<Fa><Fc>    Compensation    Options/SARs<Fd>   Compensation<Fe>
---------------------------         ----    --------------    -------------    ------------    ----------------   ---------------
R. Philip Silver                    1994    $ 1,684,135           -                -               -                    -
 (Chairman of the Board and         1993      1,608,799           -                -               -                    -
 Co-Chief Executive Officer of      1992      1,528,844           -                -               -                    -
 Holdings and Silgan and Chairman
 of the Board of Plastics)

D. Greg Horrigan                    1994      1,684,135           -                -               -                    -
 (President and Co-Chief            1993      1,608,799           -                -               -                    -
 Executive Officer of Holdings and  1992      1,528,844           -                -               -                    -
 Silgan and Chairman of the
 Board of Containers)

Harley Rankin, Jr.                  1994        384,930           -                -              6,000                 -
 (Executive Vice President,         1993        347,598           -                -               -                    -
 Chief Financial Officer and        1992        324,407           -                -               -                    -
 Treasurer of Holdings and
 Silgan and Vice President of
 Containers and Plastics)

James D. Beam                       1994        354,375       $169,092             -               -                 $32,491
 (President of Containers)          1993        239,949         65,277             -               -                  24,883
                                    1992        231,949         65,497             -               -                  24,215

Russell F. Gervais                  1994        218,553         83,300             -              600                  -
 (President of Plastics)            1993        210,000            -               -               -                     -
                                    1992        165,585            -               -               -                     -
-------------------

<Fa>    The  compensation  of Messrs.  Horrigan,  Silver,  Rankin and  Rodriguez
        reflects amounts as earned and was paid by S&H. Such persons received no direct compensation from Holdings, Silgan or their respective subsidiaries. See "Certain Transactions -- Management Agreements."

<Fb>    The  salaries of Messrs.  Beam and Gervais were paid by  Containers  and
        Plastics, respectively.

<Fc>    Bonuses of Messrs. Beam and Gervais were earned by them in such year and paid in the following year, pursuant to the Silgan Containers Corporation Performance Incentive Plan and the Silgan Plastics Corporation Incentive Plan, respectively. Under such plans, executive officers and other key employees of Containers and Plastics may be awarded cash bonuses provided that such company achieves certain assigned financial targets.

<Fd>    Reflects  options to purchase,  and tandem SARs  relating to,  shares of
        Holdings Class C Stock granted under the Silgan Holdings Inc. Second Amended and Restated 1989 Stock Option Plan (the "Holdings Plan") in the case of Mr. Rankin, and Plastics' common stock granted under the Silgan Plastics Corporation 1994 Stock Option Plan (the "Plastics Plan") in the case of Mr. Gervais. Such options and tandem SARs become exercisable ratably over a five-year period beginning on January 1, 1995.

<Fe>    Reflects amounts  contributed by Containers under the Silgan  Containers
        Corporation Deferred Incentive Savings Plan (the "Savings Plan"). Containers contributes to the Savings Plan an amount each year based on its profits for such year, as determined by Containers' board of directors. Such contribution is allocated proportionately to participants in accordance with their compensation. A participant's allocable share of such contribution becomes fully vested after five years of service or, if earlier, upon reaching age 55, death, total and permanent disability or termination on account of the sale or closure of a work facility.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                 Individual Grants                         Price Appreciation For Option Term <Fc>
                                                 -----------------                         ---------------------------------------
                            Number of   Percent of Total
                            Securities    Options/SARs
                            Underlying     Granted to    Exercise or
                           Option/SARs    Employees in   Base Price
          Name             Granted (#)     Fiscal Year      ($/Sh)     Expiration Date            5% ($)         10% ($)
          ----             -----------    ------------   ----------    ---------------            ------         -------
R. Philip Silver.........       --             --            --               --                     --              --
D. Greg Horrigan.........       --             --            --               --                     --              --
Harley Rankin, Jr.<Fa>...     6,000          66.67%        $60.71     December 31, 2003           $229,080        $580,060
James D. Beam............       --             --            --               --                     --              --
Russell F. Gervais<Fb>...      600           66.67%        $126.00    December 31, 2003            $47,544        $120,486
-------------------

<Fa>    Reflects  options to purchase,  and tandem SARs  relating to,  shares of
        Holdings Class C Stock granted under the Holdings Plan.

<Fb>    Reflects  options to purchase,  and tandem SARs  relating to,  shares of
        Plastics' common stock granted under the Plastics Plan. In the event of a public offering by Holdings or a change of control of Holdings, such options and tandem SARs would be converted into options and tandem SARs under the Holdings Plan as provided in the Plastics Plan.

<Fc>    The 5% and 10%  assumed  annual  rates of  appreciation  were set by the
        Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the stock underlying such options. If such stock does not increase in value, then these option and tandem SAR grants will be valueless.


                                               OPTION/SAR VALUES AT DECEMBER 31, 1994


                                                                                               Value of Unexercised
                                                    Number of Unexercised                          in-the-Money
                                                       Options/SARs at                            Options/SARs at
                                                      December 31, 1994                          December 31, 1994
                                                      -----------------                          -----------------
              Name                           Exercisable            Unexercisable       Exercisable            Unexercisable
              ----                           -----------            -------------       -----------            -------------
R. Philip Silver.....................             --                      --                --                      --
D. Greg Horrigan.....................             --                      --                --                      --
Harley Rankin, Jr.<Fa>...............           11,200                   4,800              --                      --
James D. Beam<Fb><Fc>................              432                      48          $1,109,854               $59,209
Russell F. Gervais<Fd>...............              120                     480              --                      --
-------------------

<Fa>    Options are for, and tandem SARs relate to,  shares of Holdings  Class C
        Stock. Value is determined based upon the excess of the book value of Holdings Class C Stock from the date of grant over the exercise price. In the event of a public offering by Holdings or a change of control of Holdings, value would be based on fair market value as provided in the Holdings Plan.

<Fb>    Options are for, and tandem SARs relate to, shares of Containers' common stock. As of December 31, 1994, 13,754 shares of Containers' common stock are issued and outstanding and an additional 1,200 shares of Containers' common stock are authorized for issuance under the Silgan Containers Corporation Second Amended and Restated 1989 Stock Option Plan (the "Containers Plan"). Value is determined based upon the excess of the book value of Containers' common stock from the date of grant, less the portion of parent debt allocable to Containers, over the exercise price. In the event of a public offering by Holdings or a change of control of Holdings, such options and tandem SARs would be converted into options and tandem SARs under the Holdings Plan as provided in the Containers Plan, and value would be based on fair market value as determined under the Holdings Plan.

<Fc>    240  options  and  tandem  SARs  were  granted  in June  1989  under the
        Containers Plan and an additional 240 options and tandem SARs were granted in July 1990 under the Containers Plan. The book value, as computed under the Containers Plan, for the shares underlying the options and tandem SARs exceeds the exercise price therefor.

<Fd>    Options are for, and tandem SARs relate to,  shares of Plastics'  common stock. As of December 31, 1994, 13,800 shares of Plastics' common stock are issued and outstanding and an additional 1,200 shares of Plastics' common stock are authorized for issuance under the Plastics Plan. The options and related SARs are not exercisable until a public offering by Holdings or a change of control of Holdings shall have occurred. At the time of such public offering or change of control, such options and tandem SARs would be converted into options and tandem SARs under the Holdings Plan as provided in the Plastics Plan, and value would be based upon the fair market value of such options and tandem SARs as determined under the Holdings Plan.

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

        Certain salaried employees of Containers, including Containers' executive officers, were covered by the Carnation Employees Plan Number Two for United States Employees (the "Carnation Pension Plan") immediately prior to the acquisition of Nestle Can. The Containers Pension Plan recognizes prior service under the Carnation Pension Plan for purposes of eligibility, vesting and benefit accrual. The benefits payable at retirement under, or upon vested termination from, the Containers Pension Plan are based on the benefit formula and all other factors then in effect under the Containers Pension Plan applied to all combined pension service. Such benefit shall be offset by the accrued benefit, if any, such employee is entitled to receive under the Carnation Pension Plan as of August 31, 1987. In connection with the acquisition of DM Can, employees of Del Monte that were employed by Containers are also covered by the Containers Pension Plan. Generally, the Containers Pension Plan credits such employees with their prior service with Del Monte for purposes of eligibility, vesting and benefit accrual.

        The Containers Pension Plan was amended effective July 1, 1994 to eliminate mandatory employee contributions, and to substantially revise the benefit formula. The new formula is based on a percentage of the participant's average base pay over the final three years of employment, multiplied by the participant's years of service (not to exceed 35). The particular percentage applied in the formula depends on when the participant's services were performed and on whether the participant's average base salary exceeds "covered compensation" (the average of Social Security wage bases for the 35 years preceding retirement). For service performed through June 30, 1994, the percentage is 1.3% up to covered compensation, and 1.75% above covered compensation. For service performed after June 30, 1994, the percentage is .75% up to covered compensation, and 1.2% above covered compensation. In no event will a participant's benefit be less than the benefit accrued as of June 30, 1994 under the prior benefit formula. Average base pay used in the benefit formula consists of a participant's base salary exclusive of any bonus, overtime or other extra compensation. A participant becomes fully vested after five years of service or upon reaching age 55, if earlier.

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


                                    Containers Pension Plan Table
                                    -----------------------------
                                                Years of Service
Final Average     ---------------------------------------------------------------------------
  Earnings           10           15           20           25           30            35
-------------     --------     --------     --------     --------     ---------     ---------
 $  50,000        $  7,130     $ 10,640     $ 14,260     $ 17,830     $  21,390     $  24,960
    75,000          11,510       17,260       23,010       28,760        34,520        40,270
   100,000          15,880       23,820       31,760       39,700        47,640        55,580
   125,000          20,260       30,380       40,510       50,640        60,770        70,890
   150,000          24,630       36,950       49,260       61,580        73,890        86,210
   175,000          29,010       43,510       58,010       72,510        87,020       101,520
   200,000          33,380       50,070       66,760       83,450       100,140       116,830
   225,000          37,760       56,630       75,510       94,390       113,270       132,140


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

        As of December 31, 1994, the years of credited service under the Containers Pension Plan for the eligible executive officer named in the Summary Compensation Table is as follows: James D. Beam, 7.

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


                                    Plastics Pension Plan Table
                                    ---------------------------
                                                 Years of Service
Final Average     --------------------------------------------------------------------------
  Earnings           10           15           20           25           30           35
-------------     --------     --------     --------     --------     --------     ---------
 $  50,000        $  7,000     $ 10,550     $ 14,000     $ 17,500     $ 21,000     $  24,500
    75,000          10,500       15,750       21,000       26,250       31,500        36,750
   100,000          14,000       21,000       28,000       35,000       42,000        49,000
   125,000          17,500       26,250       35,000       43,750       52,500        61,250
   150,000          21,000       31,500       42,000       52,500       63,000        73,950
   175,000          24,500       36,750       49,000       61,250       73,950        87,075
   200,000          28,000       42,000       56,000       70,200       85,200       100,200
   225,000          31,500       47,250       63,000       79,575       96,450       113,325


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

        As of December 31, 1994, the years of credited service under the Plastics Pension Plan for the eligible executive officer named in the Summary Compensation Table is as follows: Russell F. Gervais, 5.

Certain Employment Agreements

        Certain executive officers and other key employees of Containers and Plastics (including Messrs. Beam and Gervais) have executed employment agreements. The initial term of each such employment agreement is generally three years from its effective date and is automatically extended for successive one year periods unless terminated pursuant to the terms of such agreement. Each such employment agreement provides for, among other things, a minimum severance benefit equal to base salary and benefits for, in most cases, a period of one year (or the remainder of the term of the agreement, if longer) (i) if the employee is terminated by his employer for any reason other than disability or for cause as specified in the agreement or (ii) if the employee voluntarily terminates employment due to a demotion and, in some cases, significant relocation, all as specified in the agreement.

        The foregoing summaries of the various benefit plans and agreements of the Company are qualified by reference to such plans and agreements, copies of certain of which have been filed as exhibits to this Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Certain Beneficial Owners of Holdings' Capital Stock

        The  following  table  sets  forth,  as  of  March  15,  1995,   certain
information with respect to the beneficial ownership by certain persons and entities of outstanding shares of capital stock of Holdings:



                                    Number of Shares of Each Class of                Percentage Ownership of
                                       Holdings Common Stock Owned                    Holdings Common Stock
                                   -----------------------------------   --------------------------------------------------
                                     Class A    Class B    Class C       Class A    Class B    Class C     Consolidated<F1>
                                     -------    -------    -------       -------    -------    -------     ----------------
R. Philip Silver<F2>.................208,750      --         --            50%         --        --           19.24%
D. Greg Horrigan<F2>.................208,750      --         --            50%         --        --           19.24%
James S. Hoch<F3>....................  --         --         --            --          --        --             --
Robert H. Niehaus<F3>................  --         --         --            --          --        --             --
Harley Rankin, Jr.<F4> ..............  --         --       11,200<F5>      --          --      16.77%           --
James D. Beam<F6>....................  --         --         --            --          --        --             --
Russell F. Gervais<F7>...............  --         --         --            --          --        --             --
The Morgan Stanley Leveraged
 Equity Fund II, L.P.<F8>)...........  --       417,500      --            --        62.55%      --           38.48%

Mellon Bank, N.A., as trustee for
 First Plaza Group Trust<F9>.........  --       250,000      --            --        37.45%      --           23.04%

All officers and directors as a
 group...............................417,500      --       16,800<F5>     100%         --      25.15%<F10>    38.48%

-------------------

<F1>    This column  reflects the  percentage  ownership of voting  common stock that would exist if Holdings Class A Stock and Holdings Class B Stock were treated as a single class. Holdings Class C Stock generally does not have voting rights and is not included in the percentage ownership reflected in this column. See "Description of Holdings Common Stock" below.

<F2>    Director of Holdings and Silgan. Messrs. Silver and Horrigan are parties to a voting agreement pursuant to which they have agreed to use their best efforts to vote their shares as a block. The address for such person is 4 Landmark Square, Stamford, CT 06901.

<F3>    Director  of  HOldings  and  Silgan.  The address for such person is c/o
        Morgan Stanley & Co. Incorporated, 1221 Avenue of the Agericas, New York, NY 10020.

<F4>    The address for such person is 4 Landmark Square, Stamford, CT 06901.

<F5>    Reflects  shares  that may be acquired  through  the  exercise of vested stock options granted pursuant to Silgan Holdings Inc. Second Amended and Restated 1989 Stock Option Plan.

<F6>    Options to purchase shares of common stock of Containers and tandem SARs have been granted to such person pursuant to the Containers Plan. Pursuant to the Containers Plan, such options may be converted into stock options of Holdings (and the Containers' common stock issuable upon exercise of such options may be converted into common stock of Holdings) in the event of a public offering of any of Holdings' common stock or a change of control of Holdings. The address for such person is 21800 Oxnard Street, Woodland Hills, CA 91367.

<F7>    Options to purchase  shares of common  stock of Plastics and tandem SARs have been granted to such person pursuant to the Plastics Plan. Pursuant to the Plastics Plan, such options may be converted into stock options of Holdings in the event of a public offering of any of Holdings' common stock or a change of control of Holdings. The address for such person is 14515 N. Outer Forty, Chesterfield, MO 63017.

<F8>    The address for The Morgan  Stanley  Leveraged  Equity Fund II, L.P., is
        1221 Avenue of the Americas, New York, NY 10020.

<F9>    The address for First Plaza Group Trust is c/o General Motors Investment
        Management Corporation, 767 Fifth Avenue, New York, NY 10153. Mellon Bank, N.A., acts as the trustee (the "Trustee") for First Plaza, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation



        ("GMIMCo"), a wholly owned subsidiary of GM. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.

<F10>   Bankers Trust New York  Corporation  beneficially  owns 50,000 shares of
        Holdings Class C Stock.

        See "Description of Holdings Common Stock" and "Description of the Holdings Organization Agreement" for additional information about the common stock of Holdings, the holders thereof and certain arrangements among them.

Description of Holdings Common Stock

        Certain of the statements contained herein are summaries of the detailed provisions of the Restated Certificate of Incorporation of Holdings (the "Certificate of Incorporation") and are qualified in their entirety by reference to the Certificate of Incorporation, a copy of which is filed herewith.

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

        The Holdings Organization Agreement prohibits the disposition of Holdings' common stock without the prior written consent of Messrs. Silver and Horrigan and MSLEF II, except for (i) dispositions to affiliates (which, in the case of First Plaza, includes any successor or underlying trust, and which, in the case of MSLEF II, does not include any person which is not an Investment Entity (as defined below)), (ii) dispositions to certain family members of Messrs. Silver and Horrigan or trusts for the benefit of those family members,
(iii) dispositions to certain parties at any time on or after June 30, 1994, subject to certain other rights of first refusal discussed below, (iv) the sale by First Plaza to Holdings of all of the Holdings Stock acquired by First Plaza on December 21, 1993, upon the exercise of Holdings' call option as described below, and (v) dispositions in connection with an initial public offering of the common stock of Holdings, as described below. Any transfer of Holdings' common stock (other than transfers described in clauses (iv) and (v) of the preceding sentence) will be void unless the transferee agrees in writing prior to the proposed transfer to be bound by the terms of the Holdings Organization Agreement.

        Under the Holdings Organization Agreement, MSLEF II may effect a sale of stock to an Investment Entity (generally defined as any person who (i) is primarily engaged in the business of investing in securities of other companies and not taking an active role in the management or operations of such companies and (ii) does not permit the participation or involvement in any way in the business or affairs of Holdings of a person who is engaged in a business not described in clause (i)) or, in the event of certain defaults under the amended and restated management services agreement by and between S&H, a company wholly owned by Messrs. Silver and Horrigan, and Holdings (described below under "Description of Management Agreements"), to a third party, in each case, if it first offers such stock to: (a) Holdings, (b) the Group (defined generally to mean, collectively, Messrs. Silver and Horrigan and their respective affiliates and certain related family transferees and estates, with Mr. Silver and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group, and Mr. Horrigan and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group) and (c) BTNY, in each case on the same terms and conditions as the proposed sale to an Investment Entity or the proposed third party sale. In addition, in any such sale by MSLEF II, BTNY and First Plaza must be given the opportunity to sell the same percentage of its stock to such Investment Entity or third party. Each member of the Group may transfer shares of stock to a third party if such holder first offers such shares to: (a) the other member of the Group, (b) Holdings,
(c) MSLEF II and (d) BTNY, in each case on the same terms and conditions as the proposed third party sale. BTNY may effect a sale of stock to a third party if it first offers such shares to: (a) Holdings, (b) MSLEF II and (c) the Group, in each case on the same terms and conditions as the proposed third party sale.

        Under the Holdings Organization Agreement, either MSLEF II or the Group has the right to require a recapitalization transaction. A recapitalization transaction is defined as any transaction (such as a merger, consolidation, exchange of securities or liquidation) involving Holdings pursuant to which MSLEF II and the Group retain their proportionate ownership interest in the surviving entity if the following conditions are met: (i) the value of any securities of the surviving entity acquired or retained by the party not
initiating  the  recapitalization   transaction  does  not  exceed  67%  of  the
difference between (x) the value of such securities and any cash received by such party and (y) all taxes payable as a result of the transaction, (ii) if MSLEF II initiates the recapitalization transaction and will not own all the voting equity securities of the surviving entity not owned by the Group, the Group shall have the right to purchase such securities, (iii) if the Group initiates the recapitalization transaction and will not own all of the voting equity securities of the surviving entity, MSLEF II shall have the right to purchase such securities, and (iv) the majority in principal amount of the indebtedness incurred in connection with such transaction shall be held for at least one year by persons not affiliated with either MSLEF II or any member of the Group.

        At any time prior to December 21, 1998, Holdings has the right and option to purchase from First Plaza, and First Plaza shall have the obligation to sell to Holdings, all (but not less than all) of the Holdings Stock for a price per share equal to the greater of (i) $120 per share and (ii) the purchase price necessary to yield on an annual basis a compound return on investment of forty percent (40%). The number of shares subject to such call and the call purchase price shall be proportionately adjusted to take into account any stock dividend, stock split, combination of shares, subdivision or other recapitalization of the capital stock of Holdings.

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

        In addition, until December 21, 1998, for so long as the Group shall hold at least one-half of the number of shares of Holdings' common stock held by it in the aggregate on December 21, 1993 (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings), the parties and their Restricted Voting Transferees shall use their best efforts (including to vote any shares of Holdings' common stock owned or controlled by such person or otherwise) to cause the nomination and election of two (2) individuals nominated by the "holders of a majority of the shares of [c]ommon [s]tock held by the Group" (as such phrase is defined in the Stockholders Agreement) as members of the Board of Directors of Holdings; provided, however, that at least one (1) of such nominees shall be Mr. Silver or Mr. Horrigan and the other person, if not Mr. Silver or Mr. Horrigan, shall be a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (other than any affiliate which is not an Investment Entity and excluding the limited partners of MSLEF II who may acquire shares of Holdings' common stock from MSLEF II in a MSLEF distribution) shall hold at least one-half of the number of shares of Holdings' common stock held by MSLEF II at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings).

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

        The Stockholders Agreement further provides that until December 21, 1998, MSLEF II and its Restricted Voting Transferees shall vote all shares of Holdings' common stock held by them against any unsolicited merger, or sale of Holdings' business or its assets, if such transaction is opposed by the holders of a majority of the shares of common stock held by the Group, unless as of the applicable record date for such vote, the Group holds less than ninety percent (90%) of the number of shares of Holdings' common stock held by it in the aggregate at the Closing Date (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings). Until December 21, 1998, First Plaza and its Restricted Voting Transferees shall vote all shares of common stock held by them against any unsolicited merger, or sale of Holdings' business or its assets, if such transaction is opposed by the holders of a majority of the shares of common stock held by the Group; provided, however, that First Plaza and its Restricted Voting Transferees shall not be required to vote their shares of Holdings' common stock in accordance with the foregoing if
(i) in connection with such merger or sale, (x) First Plaza and its Restricted Voting Transferees propose to sell or otherwise transfer all of their shares of Holdings' common stock to a third party for aggregate cash consideration of less than $10 million and (y) the Group and/or MSLEF II has not exercised their right of first refusal in respect of such sale or transfer by First Plaza or such right of first refusal in respect of the shares of Holdings' common stock held by First Plaza shall have terminated, or (ii) as of the applicable record date for such vote, the Group holds less than ninety percent (90%) of the number of shares of Holdings' common stock held by it in the aggregate at December 21, 1993 (as adjusted, if necessary, to take into account any stock dividend, stock split, combination of shares, subdivision or recapitalization of the capital stock of Holdings).


Item 13.  Certain Relationships and Related Transactions.

Management Agreements

        Holdings, Silgan, Containers and Plastics each entered into an amended and restated management services agreement dated as of December 21, 1993 (collectively, the "Management Agreements") with S&H to replace in its entirety its existing management services agreement, as amended, with S&H. Pursuant to the Management Agreements, S&H provides Holdings, Silgan, Containers and
Plastics and their respective subsidiaries with general management and administrative services (the "Services"). The Management Agreements provide for payments to S&H (i) on a monthly basis, of $5,000 plus an amount equal to 2.475%



of consolidated earnings before depreciation, interest and taxes of Holdings and its subsidiaries ("Holdings EBDIT"), for such calendar month until Holdings EBDIT for the calendar year shall have reached an amount set forth in the Management Agreements for such calendar year (the "Scheduled Amount") and 1.65% of Holdings EBDIT for such calendar month to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than an amount (the "Maximum Amount") set forth in the Management Agreements (the "Monthly Management Fee") and (ii) on a quarterly basis, of an amount equal to 2.475% of Holdings EBDIT for such calendar quarter until Holdings EBDIT for the calendar year shall have reached the Scheduled Amount and 1.65% of Holdings EBDIT for such calendar quarter to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than the Maximum Amount (the "Quarterly Management Fee"). The Scheduled Amount was $71.5 million for the calendar year 1994 and increases by $6.0 million for each year thereafter. The Maximum Amount is $90.197 million for the calendar year 1994, $95.758 million for the calendar year 1995, $98.101 million for the calendar year 1996, $100.504 million for the calendar year 1997, $102.964 million for the calendar year 1998 and $105.488 million for the calendar year 1999. The Management Agreements provide that upon receipt by Silgan of a notice from Bankers Trust that certain events of default under the Credit Agreement have occurred, the Quarterly Management Fee shall continue to accrue, but shall not be paid to S&H until the fulfillment of certain conditions, as set forth in the Management Agreements.

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

        For the years ended December 31, 1994, 1993 and 1992, pursuant to the arrangements described above, S&H earned aggregate fees, including reimbursable expenses and fees payable to Morgan Stanley, of $5.0 million, $4.4 million and $4.2 million, respectively, from Holdings, Silgan, Containers and Plastics, and during 1994, 1993 and 1992 Morgan Stanley earned fees of $383,000, $337,000 and $324,000, respectively.

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



                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

SILGAN HOLDINGS INC.:

Report of Independent Auditors............................................ F-1

Consolidated Balance Sheets at December 31, 1994 and 1993................. F-2

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992........................................ F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the
  years ended December 31, 1994, 1993 and 1992............................ F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992........................................ F-5

Notes to Consolidated Financial Statements................................ F-7

SILGAN CORPORATION:

Report of Independent Auditors........................................... F-31

Consolidated Balance Sheets at December 31, 1994 and 1993.................F-32

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992........................................F-33

Consolidated Statements of Common Stockholder's Equity for the
  years ended December 31, 1994, 1993 and 1992............................F-34

Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992......................................F-35

Notes to Consolidated Financial Statements................................F-37

Schedules:

SILGAN HOLDINGS INC.:

I.      Condensed Financial Information of Silgan Holdings Inc.:
        Condensed Balance Sheets at December 31, 1994 and 1993........... F-60
        Condensed Statements of Operations for the years ended
           December 31, 1994, 1993 and 1992.............................. F-61



        Condensed Statements of Cash Flows for the years ended
           December 31, 1994, 1993 and 1992...............................F-62

SILGAN CORPORATION:

 I.     Condensed Financial Information of Silgan Corporation:
        Condensed Balance Sheets at December 31, 1994 and 1993............F-63
        Condensed Statements of Operations for the years ended
           December 31, 1994, 1993 and 1992...............................F-64
        Condensed Statements of Cash Flows for the years ended
           December 31, 1994, 1993 and 1992...............................F-65

II.     Schedules of Valuation and Qualifying Accounts for the
           years ended December 31, 1994, 1993 and 1992...................F-66

All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.



Exhibits:


Exhibit
Number                                  Description
-------                                 -----------

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



Exhibit
Number                              Description
-------                             -----------

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

10.5 First Amendment to the Asset Purchase Agreement, dated as of July 29, 1987, between Plastics Corporation (Plastics) and Monsanto Company (incorporated by reference to Exhibit 2(v) filed with Silgan's
          Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33- 18719).

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



Exhibit
Number                                  Description
-------                                 -----------

10.15 Agreement for Purchase and Sale of Shares between and among InnoPak Plastics Corporation (Plastics), Gordon Malloch and Jurgen Arnemann and Express, dated as of March 1, 1989 (incorporated by reference to Exhibit 5 to Silgan's Current Report on Form 8-K, dated April 14,
          1989).

10.16 Amendment to Agreement for Purchase and Sale of Shares, dated as of March 31, 1989, among InnoPak Plastics Corporation (Plastics), Express, Gordon Malloch and Jurgen Arnemann (incorporated by reference to Exhibit 6 to Silgan's Current Report on Form 8-K, dated April 14,
          1989).

10.17 Assignment and Assumption Agreement dated as of March 31, 1989, between InnoPak Plastics Corporation (Plastics) and 827598 Ontario Inc. (incorporated by reference to Exhibit 7 to Silgan's Current Report on Form 8-K, dated April 14, 1989).

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



Exhibit
Number                                  Description
-------                                 -----------

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



Ehibit
Number                                  Description
------                                  -----------

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



Exhibit
Number                                  Description
-------                                 -----------

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



Exhibit
Number                                  Description
-------                                 -----------

10.53 Assignment of Raw Materials Agreement, dated as of August 31, 1987, by and between Carnation and Alcoa (incorporated by reference to Exhibit 10(xl) filed with Silgan's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

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

10.56 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

10.57 Non-Competition Agreement, dated as of January 1, 1989, among Silgan, Aim, and certain shareholders of Aim (incorporated by reference to Exhibit 4 filed with Silgan's Current Report on Form 8-K, dated March 15, 1989).

10.58 Lease, dated as of August 31, 1987, between Monsanto and InnoPak Plastics Corporation (Plastics), concerning the land and plant in Anaheim, California (incorporated by reference to Exhibit 10(xxxi) filed with Silgan's Post-Effective Amendment No. 4 to its Registration Statement on Form S-1, dated September 14, 1988, Registration No. 33-18719).

10.59 Express Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.66 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

10.60 Express Security Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.67 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

10.61 Canadian Holdco Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.68 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

10.62 Canadian Holdco Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.69 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33- 28409).

10.63     Canadian   Acquisition  Co.  Guaranty  dated  as  of  March  31,  1989
          (incorporated by reference to Exhibit 10.70 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

10.64 Canadian Acquisition Co. Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.71 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).



Exhibit
Number                                  Description
-------                                 -----------

10.65 Agreement and Plan of Merger, dated as of April 28, 1989, among Holdings, Acquisition and Silgan (incorporated by reference to Exhibit
          2.6 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

10.66 Lease between Containers and Riverbank Venture dated May 1, 1990 (incorporated by reference to Exhibit 10.99 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

10.67 Loan Agreement between The Iowa Department of Economic Development, City of Iowa City and Iowa City Can Manufacturing Company, dated November 17, 1988 (incorporated by reference to Exhibit 10.100 filed with Silgan's Annual Report on Form 10-K for the year ended December 31,1989, Commission File No. 33-18719).

10.68 Promissory Note and Promissory Note Agreement dated November 17, 1988 from Iowa City Can Manufacturing Company to the City of Iowa City (incorporated by reference to Exhibit 10.101 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

10.69 Mortgage between City of Iowa City, Iowa City Can Manufacturing Company and Michael Development dated January 5, 1990 (incorporated by reference to Exhibit 10.102 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

10.70 Containers Master Equipment Lease with Decimus Corporation, dated as of October 11, 1989 (incorporated by reference to Exhibit 10.103 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

10.71 Underwriting Agreement dated June 22, 1989 between Holdings and Morgan Stanley (incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Holdings' Registration Statement on Form S-1, dated June 23, 1989, Registration Statement No. 33-28409).

10.72 Amended and Restated Tax Allocation Agreement by and among Holdings, Silgan, Containers, InnoPak Plastics Corporation (Plastics), Aim, Fortune, SPHI and Silgan PET dated as of July 13, 1990 (incorporated by reference to Exhibit 10.107 filed with Post-Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

10.73     Sublease  Agreement  between Amoco and PET Acquisition  Corp.  (Silgan
          PET) dated July 24, 1989 (incorporated by reference to Exhibit 10.111 filed with Post-Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

10.74 Lease Agreement between the Trustees of Cabot 95 Trust and Amoco Plastic Products Company dated August 16, 1978 (incorporated by reference to Exhibit 10.112 filed with Post-Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).



Exhibit
Number                                  Description
-------                                 -----------

10.75 Contribution Agreement by and among Messrs. Silver, Horrigan, Rankin and Rodriguez, MSLEF II and BTNY dated as of July 13, 1990 (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated July 1990).

10.76 Asset Purchase Agreement, dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics Inc. (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

10.77 Inventory and Equipment Purchase Agreement, dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

10.78 Letter Agreement, dated November 15, 1991, amending the Asset Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to
          Exhibit 3 to Silgan's  Current  Report on Form 8-K,  dated December 2,
          1991).

10.79 Letter Agreement, dated November 15, 1991, amending the Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 4 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

10.80 Letter Agreement, dated November 31, 1991, amending the Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

10.81 Containers Deferred Incentive Savings Plan (incorporated by reference to Exhibit 10.144 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499).

10.82 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Silgan (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

10.83 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Containers and Plastics (incorporated by reference to Exhibit 6 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

10.84 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Holdings (incorporated by reference to Exhibit 7 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

10.85 Amended and Restated Security Agreement dated as of June 18, 1992, among Plastics, Containers and Bankers Trust (incorporated by reference to Exhibit 8 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).



Exhibit
Number                                  Description
-------                                 -----------

10.86 Subsidiaries Guarantee, dated as of June 29, 1992, of Containers and Plastics (incorporated by reference to Exhibit 11 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

10.87 Underwriting Agreement, dated June 22, 1992, between Holdings and Morgan Stanley with respect to the Discount Debentures (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-47632).

10.88 Underwriting Agreement, dated June 22, 1992, between Silgan and Morgan Stanley with respect to the 11-3/4% Notes (incorporated by reference to Exhibit 3 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

10.89 Silgan Containers Corporation Second Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.100 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

10.90     Form of  Containers  Nonstatutory  Restricted  Stock  Option and Stock
          Appreciation  Right  Agreement  (incorporated  by reference to Exhibit
          10.120 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

10.91 Silgan Plastics Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.102 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

10.92 Form of Plastics Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit
          10.103 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

10.93 Silgan Holdings Inc. Second Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.104 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

10.94 Form of Holdings Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit
          10.124 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

10.95 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

10.96 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).



Exhibit
Number                                  Description
-------                                 -----------

10.97 Amended and Restated Organization Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.98 Stockholders Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.99 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.100 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Silgan (incorporated by reference to Exhibit 5 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.101 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Containers (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.102 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Plastics (incorporated by reference to Exhibit 7 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.103 Stock Purchase Agreement, dated as of December 21, 1993, between Holdings and First Plaza (incorporated by reference to Exhibit 8 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.104 Credit Agreement, dated as of December 21, 1993, among Silgan, Containers, Plastics, the lenders from time to time party thereto, Bank of America, as co-agent, and Bankers Trust, as agent (incorporated by reference to Exhibit 9 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.105 Amended and Restated Holdings Guaranty, dated as of December 21, 1993, made by Holdings (incorporated by reference to Exhibit 10 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.106 Amended and Restated Borrowers Guaranty, dated as of December 21, 1993, made by Silgan, Containers, Plastics and California-Washington Can Corporation (incorporated by reference to Exhibit 11 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

10.107 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 10.118 filed with Silgan's Annual Report on Form 10-K for the year ended



          December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

10.108 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 10.119 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200).

*27       Financial Data Schedule.


(b)  Reports on Form 8-K:

        None.

--------------------
*Filed herewith





                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SILGAN HOLDINGS INC.



Date:  March 30, 1995                       By /s/ R. Philip Silver
                                            ---------------------
                                            R. Philip Silver
                                            Chairman of the Board and
                                            Co-Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                               Title                    Date
---------                               -----                    ----

                                Chairman of the Board and
                                Co-Chief Executive Officer
/s/ R. Philip Silver          (Principal Executive Officer)    March 30, 1995
-------------------------
(R. Philip Silver)

/s/ D. Greg Horrigan          President, Co-Chief Executive    March 30, 1995
-------------------------          Officer and Director
(D. Greg Horrigan)





Signature                               Title                    Date
---------                               -----                    ----

                              Vice President, Assistant
/s/ James S. Hoch               Secretary and Director         March 30, 1995
------------------------
(James S. Hoch)

                              Vice President, Assistant
/s/ Robert H. Niehaus          Secretary and Director          March 30, 1995
------------------------
(Robert H. Niehaus)

                             Executive Vice President, Chief
                             Financial Officer and Treasurer
/s/ Harley Rankin, Jr.       (Principal Financial Officer)     March 30, 1995
------------------------
(Harley Rankin, Jr.)

                               Vice President, Controller and
                                     Assistant Treasurer
/s/ Harold J. Rodriguez, Jr.   (Principal Accounting Officer)  March 30, 1995
----------------------------
(Harold J. Rodriguez, Jr.)








REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Silgan Holdings Inc.



    We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Notes 2 and 6 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes, postemployment benefits and postretirement benefits other than pensions.



                                            Ernst & Young LLP

Stamford, CT
March 17, 1995









                           SILGAN HOLDINGS INC.
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1994 and 1993
                          (Dollars in thousands)
ASSETS                                                  1994      1993
Current assets:
  Cash and cash equivalents                         $   2,682  $    224
  Accounts receivable, less allowances for
   doubtful accounts of $1,557 and $1,084 for
   1994 and 1993, respectively                         65,229    44,409
  Inventories                                         122,429   108,653
  Prepaid expenses and other current assets             8,044     3,676
     Total current assets                             198,384   156,962

Property, plant and equipment, at cost:
  Land                                                  3,707     4,469
  Buildings and improvements                           51,665    56,087
  Machinery and equipment                             346,061   352,409
  Construction in progress                             18,124    19,894
                                                      419,557   432,859
Less accumulated depreciation and amortization       (167,747) (142,464)
  Net property, plant and equipment                   251,810   290,395

Goodwill, net of amortization                          30,009    24,175
Other assets                                           24,618    26,101
                                                     $504,821  $497,633
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                             $ 36,845  $ 31,913
  Accrued payroll and related costs                    26,019    20,523
  Accrued interest payable                              1,713       783
  Accrued expenses and other current liabilities       22,505    21,385
  Bank working capital loans                           12,600     2,200
  Current portion of long-term debt                    21,968    20,000
      Total current liabilities                       121,650    96,804

Long-term debt                                        510,763   505,718
Deferred income taxes                                   6,836     6,836
Other long-term liabilities                            23,570    33,242

Deficiency in stockholders' equity:
  Common stock ($0.01 par value per share;
    2,167,500 shares authorized, 1,135,000
    shares issued and outstanding)                         12        12
  Additional paid-in capital                           33,606    33,606
  Accumulated deficit                                (191,616) (178,585)
Total deficiency in stockholders' equity             (157,998) (144,967)
                                                     $504,821  $497,633
                         See accompanying notes.










                           SILGAN HOLDINGS INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                             1994      1993       1992

Net sales                                  $861,374  $645,468  $630,039

Cost of goods sold                          747,457   571,174   554,972

  Gross profit                              113,917    74,294    75,067

Selling, general and
  administrative expenses                    38,830    32,495    32,809

Reduction in carrying value of assets        16,729       -         -

  Income from operations                     58,358    41,799    42,258

Interest expense and other
  related financing costs                    65,789    54,265    57,091

Minority interest expense                       -         -       2,745


  Loss before income taxes                   (7,431)  (12,466)  (17,578)

Income tax provision                          5,600     1,900     2,200

  Loss before extraordinary
     charges and cumulative effects of
     changes in accounting principles       (13,031)  (14,366)  (19,778)

Extraordinary charges relating to early
  extinguishment of debt                        -      (1,341)  (23,597)

Cumulative effect of changes in accounting
  principles                                    -      (6,276)      -

  Net loss                                 $(13,031) $(21,983) $(43,375)





                         See accompanying notes.














                           SILGAN HOLDINGS INC.
      CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)


                                                                Total
                                      Additional             deficiency in
                              Common    paid-in  Accumulated stockholders'
                               stock    capital    deficit     equity

Balance at December 31, 1991   $   9    $18,609  $(113,227)  $ (94,609)

Net loss                          -         -      (43,375)    (43,375)

Balance at December 31, 1992       9     18,609   (156,602)   (137,984)

Issuance of 250,000 shares of
  Class B Common Stock             3     14,997        -        15,000

Net loss                          -         -      (21,983)    (21,983)

Balance at December 31, 1993      12     33,606   (178,585)   (144,967)

Net loss                          -         -      (13,031)    (13,031)

Balance at December 31, 1994   $  12    $33,606  $(191,616)  $(157,998)












                         See accompanying notes.





















                           SILGAN HOLDINGS INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                               1994        1993      1992

Cash flows from operating activities:
  Net loss                                   $(13,031)$ (21,983) $(43,375)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation                              35,392    31,607    29,538
     Amortization                               7,075     5,488     5,097
     Accretion of discount on discount
       debentures                              27,477    24,167    11,116
     Minority interest expense                    -         -       2,745
     Reduction in carrying value of assets     16,729       -         -
     Other items                                  792       342     1,215
     Extraordinary charges relating
       to early extinguishment of debt            -       1,341    23,597
     Cumulative effect of changes in
       accounting principles                      -       6,276       -
     Changes in assets and liabilities,
       net of effect of acquisitions:
       (Increase) decrease in accounts
         receivable                           (21,293)      707    (8,705)
       (Increase) decrease in inventories     (16,741)   (4,316)    5,541
       Increase (decrease) in trade
        accounts payable                        4,478     3,757    (4,330)
       Other, net                               6,455       749    (6,999)
          Total adjustments                    60,364    70,118    58,815
     Net cash provided by operating
        activities                             47,333    48,135    15,440

Cash flows from investing activities:
  Acquisition of Del Monte Can
     Manufacturing Assets                         519   (73,865)      -
  Capital expenditures                        (29,184)  (42,480)  (23,447)
  Proceeds from sale of assets                    765       262       429
     Net cash used in investing activities    (27,900) (116,083)  (23,018)



                       Continued on following page.









                           SILGAN HOLDINGS INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)


                                              1994        1993       1992

Cash flows from financing activities:
  Borrowings under working capital loans     $393,250  $328,050  $316,050
  Repayments under working capital loans     (382,850) (366,250) (296,850)
  Proceeds from issuance of long-term debt        -     140,000   350,435
  Proceeds from issuance of common stock          -      15,000       -
  Reduction of long-term debt                 (20,464)  (42,580) (300,365)
  Premium paid on early retirement of debt        -         -     (10,678)
  Redemption of Silgan preferred stock            -         -     (31,508)
  Cash dividends paid on preferred stock          -         -      (1,137)
  Payments to former shareholders of Silgan    (6,911)      -         -
  Debt financing costs                            -      (8,935)  (17,300)
     Net cash provided (used) by financing
       activities                             (16,975)   65,285     8,647

Net increase (decrease) in cash and
   cash equivalents                             2,458    (2,663)    1,069

Cash and cash equivalents at
   beginning of year                              224     2,887     1,818

Cash and cash equivalents at
    end of year                               $ 2,682  $    224  $  2,887


Supplementary data:
  Interest paid                              $ 30,718  $ 25,733  $ 46,757
  Income taxes paid, net of refunds             2,588       722     1,206









                         See accompanying notes.








                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


1.  Basis of Presentation

Silgan Holdings Inc. ("Holdings", together with its wholly-owned subsidiary, "the Company"), a company controlled by Silgan management and The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an affiliate of Morgan Stanley & Co. Incorporated ("MS & Co."), own all the outstanding common stock of Silgan Corporation ("Silgan"). Silgan has two operating subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics").

The Company, a North American packaging manufacturer, is engaged in the manufacture and sale of steel, aluminum and paperboard containers, mainly to processors and packagers of food products, and the design, manufacture and sale of various plastic containers, mainly for health, personal care, food, beverage, pharmaceutical and household chemical products.


2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. Assets and liabilities of the Company's foreign subsidiary are translated at rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of monthly exchange rates.

Cash and cash equivalents

Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value due to the short maturities of those instruments.

Accounts Receivable

Accounts receivable consist primarily of amounts due from domestic companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market (net realizable value) and are principally accounted for by the last-in, first-out method
(LIFO). The components of inventories at December 31, 1994 and 1993 consist of the following (in thousands):

                                          1994         1993

     Raw materials and supplies        $ 40,196     $ 26,458
     Work-in-process                     19,045       17,105
     Finished goods                      63,409       65,072
                                        122,650      108,635
     Adjustment to value inventory
       at cost on the LIFO method          (221)          18
                                       $122,429     $108,653

The amount of inventory recorded on the first-in first-out method at December 31, 1994 and 1993 was $6.5 million and $7.4 million, respectively.

Property, plant and equipment

Property, plant and equipment are recorded at historical cost and are depreciated on the straight-line method over their estimated useful lives. Major renewals and betterments are capitalized and maintenance and repair expenditures are charged to expense as incurred. The total amount of repairs and maintenance expense was $19.9 million in 1994; $17.1 million in 1993; and $15.0 million in 1992.

The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominate practice in industry. The change had the effect of decreasing depreciation expense and increasing net income for the fourth quarter and the year by approximately $1.3 million.

















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Property, plant and equipment (continued)

Based upon a review of its depreciable assets, the Company determined, in the fourth quarter of 1994, that certain adjustments were necessary to properly reflect net realizable values. These adjustments include $2.6 million to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and $14.1 million to reduce the carrying value of certain technologically obsolete and inoperable equipment.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods ranging between 20 and 40 years. The Company periodically evaluates the existence of goodwill impairment to assess whether goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairments would be recognized in operating results if a permanent diminution in value were to occur. Goodwill amortization charged to operations was $1.2 million in 1994; $0.5 million in 1993; and $0.5 million in 1992. Accumulated amortization of goodwill at December 31, 1994 and 1993 was $3.7 million and $2.5 million, respectively.

Other Assets

Other assets consist principally of debt issuance costs which are being amortized straight-line over the terms of the related debt agreements (3 to 10 years). The charge incurred for amortization of debt issuance cost was $5.3 million in 1994; $3.3 million in 1993; and $2.9 million in 1992. Other intangible assets are amortized over their expected useful lives using the straight-line method.

Other assets at December 31, 1994 and 1993 consist of the following (in thousands):
                                          1994         1993

     Debt issuance costs                $25,142      $25,213
     Other                                8,275        3,789
                                         33,417       29,002
     Less:  accumulated amortization     (8,799)      (2,901)
                                        $24,618      $26,101












                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. As is common in the packaging industry, the Company must manufacture containers for its seasonal pack customers throughout the year. Revenue is recognized for such customers at the time insurable risk has passed to the customer.

Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used to calculate deferred income taxes. The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company had previously reported under SFAS No. 96, "Accounting for Income Taxes". There was no effect for the difference in methods at the date of adoption. See Note 7 - Income Taxes.

Postemployment Benefits

During 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect as of January 1, 1993 of this accounting change was to decrease net income by $1.3 million. There was no tax effect of the charge due to the net operating loss position of the Company.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.



















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

Short and long-term debt: The carrying amounts of the Company's borrowings under its working capital loans and variable-rate borrowings approximate their fair value. The fair values of fixed-rate borrowings are based on quoted market prices.

Letters of Credit:   Fair values  of the Company's  outstanding letters  of
credit are based on current contractual amounts outstanding.

Derivatives

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. On occasion, the Company has used interest rate hedge agreements to reduce the impact of increases in interest rates on floating-rate long-term debt. During 1994 and 1993, the Company was not party to any interest rate hedge agreements. In addition, during 1994 and 1993, the Company did not use derivative instruments to hedge its commodity and foreign exchange risks.

3.  Acquisitions

On December 21, 1993, Containers acquired from Del Monte Corporation ("Del Monte") substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States ("DM Can"). The final purchase price for the assets acquired and the assumption of certain specified liabilities, including related transaction costs, was $73.3 million. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's results from the acquisition date. During 1994, the Company finalized its purchase price accounting, adjusting the fair value of assets acquired and liabilities assumed to the amounts determined based upon final appraisals and valuations. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The aggregate purchase cost and its allocation to the assets and liabilities is as follows (in thousands):

  Net working capital acquired                       $21,944
  Property, plant and equipment                       47,167
  Goodwill                                            13,729
  Other liabilities assumed                           (9,494)
                                                     $73,346












                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


3.  Acquisitions (continued)

Set forth below is the Company's summary unaudited pro forma results of operations for the years ended December 31, 1993 and 1992. The unaudited pro forma results of operations include the combined historical results of DM Can and the Company after giving effect to certain pro forma adjustments.

The pro forma adjustments to the historical results of operations reflect the sales prices set forth in the supply agreement with Del Monte, the effect of purchase accounting adjustments based upon appraisals and valuations, the financing of the acquisition and certain other adjustments as if these events had occurred as of the beginning of the periods mentioned therein. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on the dates indicated, or to project the Company's results for any future period (in thousands):
                                                   1993        1992

  Net sales                                     $818,614   $819,579
  Income from operations                          50,669     56,747
  Loss before income taxes                        (8,134)    (8,102)
  Loss before extraordinary charges
    and cumulative effect of accounting changes  (10,380)   (11,060)
  Net loss                                       (17,997)   (34,657)


4.  Short-Term Borrowings and Long-Term Debt
                                                   1994        1993
                                                    (in thousands)
Short-term borrowings are as follows:
  Bank Working Capital Loans                    $ 12,600   $  2,200

Long-term debt consists of the following:
  Bank A Term Loans                             $ 39,845   $ 60,000
  Bank B Term Loans                               79,691     80,000
  Senior Secured Floating Rate Notes due
     June 30, 1997                                50,000     50,000
  11 3/4% Senior Subordinated Notes due
     June 15, 2002                               135,000    135,000
  13 1/4% Senior Discount Debentures due
     December 15, 2002                           228,195    200,718
                                                 532,731    525,718
  Less: Amounts due within one year               21,968     20,000
                                                $510,763   $505,718










                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

The aggregate annual maturities of long-term debt at December 31, 1994 are as follows (in thousands):

                    1995                        $ 21,968
                    1996                          97,568
                    1997                          50,000
                    1998                             -
                    1999                             -
                    2000 and thereafter          363,195
                                                $532,731

Bank Credit Agreement

On December 21, 1993, the Company, Containers and Plastics (the "Borrowers") entered into a new credit agreement (the "Credit Agreement"), with a group of banks to refinance in full amounts owing under the former bank credit facility, which included $41.6 million of term loans, and to finance, in part, the acquisition of DM Can. As a result of the early extinguishment of debt, the Company incurred a charge of $1.3 million. Pursuant to the Credit Agreement, the Company borrowed $60.0 million of A Term Loans and $80.0 million of B Term Loans. The A Term Loans are payable each year in scheduled installments with the final payment due September 15, 1996. The B Term Loans are payable in full on September 15, 1996. Additionally, further repayments are required at the time of certain asset sales or the issuance of equity. During 1994, in addition to the $20.0 million mandatory payment, a repayment of $0.5 million was made upon the sale of certain assets.

The Credit Agreement also provides Containers and Plastics, together, with a revolving credit facility of $70.0 million for working capital needs (the "Working Capital Loans"). The aggregate amount of Working Capital Loans which may be outstanding at anytime is limited to 85% of Containers' and Plastics' eligible accounts receivable and 50% of Containers' and Plastics' eligible inventory. In lieu of Working Capital Loans, Containers and Plastics may request the issuance of up to $15.0 million of letters of credit. At December 31, 1994, commitments under the revolving credit facility of $51.9 million were available after taking into account outstanding letters of credit of $5.5 million. The Working Capital Loans can be borrowed, repaid and reborrowed from time-to-time until final maturity on September 15, 1996.














                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

Bank Credit Agreement (continued)

The borrowings under the Credit Agreement may be designated by the respective Borrowers as Base Rate or Eurodollar Rate borrowings. The Base Rate is the highest of (i) 1/2 of 1% in excess of Adjusted Certificate of Deposit Rate, (ii) 1/2 of 1% in excess of the Federal Funds Rate or (iii) Bankers Trust Company's prime lending rate. Base Rate borrowings bear interest at the Base Rate plus 1.75%, in the case of A Term Loans; 2.0%, in the case of Working Capital Loans; and 2.25%, in the case of B Term Loans. Eurodollar Rate borrowings bear interest at the Eurodollar Rate plus 2.75% in the case of A Term Loans; 3.0%, in the case of Working Capital Loans; and 3.25%, in the case of B Term Loans. At December 31, 1994 the interest rate for Base Rate borrowings ranged between 10 1/4% and 10 1/2% and for Eurodollar Rate borrowings ranged between 8 5/8% and 10%.

For 1994, 1993 and 1992, respectively, the average amount of borrowings under the Working Capital Loans was $14.4 million, $51.9 million and $44.5 million; the average annual interest rate paid on borrowings was 8.4%, 6.0% and 6.3%; and the highest amount of such borrowings at any month-end was $43.9 million, $80.3 million and $80.8 million.

The Credit Agreement provides for the payment of a commitment fee of 0.5% per annum on the daily average unused portion of commitments available under the Working Capital Loans as well as a 3 1/4% per annum fee on outstanding Letters of Credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and each of the Borrowers and secured by a security interest in substantially all of the respective real and personal property of the Borrowers. Such security interest also secures on an equal and ratable basis, subject to certain intercreditor arrangements, the Senior Secured Notes. Additionally, the stock of Silgan and the stock of principally all of its subsidiaries have been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit or restrict, among other things, indebtedness, liens, dividends, leases, capital expenditures, and the use of proceeds from asset sales, as well as requiring the Company to meet certain specified financial covenants. The Company is currently in compliance with all covenants under the Credit Agreement.














                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

Senior Secured Floating Rate Notes

The  Senior  Secured   Notes  (the  "Secured   Notes")  constitute   senior
indebtedness of the Company and are secured by a first lien on substantially all of the assets of the Company. Such collateral also secures on an equal and ratable basis, subject to certain intercreditor arrangements, all indebtedness of the Company under the Credit Agreement. The Secured Notes mature on June 30, 1997 and bear interest, which is payable quarterly, at a rate of three-month LIBOR plus 3%. The interest rate is adjusted quarterly. The interest rate in effect at December 31, 1994 was 9.44%.

The Secured Notes are redeemable at the option of the Company at par plus accrued and unpaid interest to the redemption date. Net cash proceeds from certain asset sales and the issuance of capital stock by the Company are required to be applied to prepay the Secured Notes and indebtedness under the Credit Agreement on a pro rata basis, subject to certain exceptions. The Secured Notes contain covenants which are comparable to or less restrictive than those under the Credit Agreement.

11 3/4% Senior Subordinated Notes

The 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes") which mature on June 15, 2002, represent unsecured general obligations of Silgan, subordinate in right of payment to obligations of the Company under the Credit Agreement and the Secured Notes and effectively subordinate to all of the obligations of the subsidiaries of the Company. Interest is payable semi-annually on June 15 and December 15.

The 11 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15 of the following years at the indicated percentages of their principal amount, plus accrued interest:
                                    Redemption
          Year                      Percentage
          1997                       105.8750%
          1998                       102.9375%
          1999 and thereafter        100.0000%

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those under the Credit Agreement and the Secured Notes.

The estimated fair value of the 11 3/4% Notes at December 31, 1994, based upon quoted market prices, was $140.4 million.









                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

13 1/4% Senior Discount Debentures

The 13 1/4% Senior Discount Debentures (the "Discount Debentures"), which are due on December 15, 2002, represent unsecured general obligations of Holdings, subordinate in right of payment to the obligations of Silgan and its subsidiaries. The original issue discount is being amortized through June 15, 1996 with a yield to maturity of 13 1/4%. The carrying amount at December 31, 1994 of the Discount Debentures represents the principal amount less an unamortized discount of $46.8 million. From and after June 15, 1996, interest on the Discount Debentures will accrue on the principal amount at the rate of 13 1/4% and be payable in cash semiannually. The Discount Debentures are redeemable at any time, at the option of Holdings, in whole or in part, at 100% of their principal amount plus accrued interest to the redemption date.

The Discount Debenture Indenture contains covenants which are comparable to or less restrictive than those under the Credit Agreement, the Secured Notes and the 11 3/4% Notes.

The estimated fair value of the Discount Debentures at December 31, 1994 was $235.1 million.

1992 Refinancing

Effective June 29, 1992, Holdings and Silgan refinanced a significant portion of their indebtedness (the "Refinancing"). The Refinancing included a private placement by Silgan of $50.0 million principal amount of its Secured Notes, a public offering of $135.0 million principal amount of Silgan's 11 3/4% Notes and a public offering by Holdings of its Discount Debentures for proceeds of $165.4 million. The aggregate proceeds from the debt offerings, net of $17.3 million of transaction fees and expenses, were used, in part, to redeem Silgan's 14% Senior Subordinated Notes (the "14% Notes"), Silgan's 15% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") and Holdings' Senior Reset Debentures due 2004 (the "Holdings Reset Debentures"). The Preferred Stock (300,083 shares) was redeemed on August 16, 1992 at a redemption price of $105 per share plus accrued dividends. The 14% Notes ($85.0 million aggregate principal amount) were redeemed on August 28, 1992 at a redemption price of 105% of the principal amount thereof plus accrued interest. The Holdings Reset Debentures were redeemed on July 29, 1992 ($175.2 million aggregate principal amount) at a redemption price of 103.67% of the principal amount thereof plus accrued interest. In addition, the Company paid cash interest of $15.3 million at a rate of 17 1/2% on the principal amount of the Holdings Reset Debentures for the period January 1 to June 30, 1992.










                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

1992 Refinancing (continued)

In conjunction with the Refinancing, the credit agreement among various bank lenders was amended to, among other things, permit the Refinancing, and the Company repaid $30.0 million of term loans thereunder.

As a result of the Refinancing, unamortized deferred financing costs relating to the 14% Notes, the Preferred Stock, the repayment of bank term loans and Holdings Reset Debentures totaling $11.0 million in the aggregate were written off in 1992 and, along with the redemption premiums of $12.6 million, are reflected as an extraordinary charge. There was no tax effect on this charge due to the net operating loss position of the Company.


5.  Retirement Plans

The Company sponsors pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. The pension benefits are paid based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided for based on stated amounts for each year of service. It is the Company's policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.




























                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


5.  Retirement Plans (continued)

Based on the latest actuarial information available, the following table sets forth the defined benefit plans funded status as of December 31 (in thousands):
                                                Plans in which
                                        Assets Exceed        Accumulated
                                         Accumulated          Benefits
                                           Benefits         Exceed Assets
                                        1994      1993      1994     1993
  Actuarial present value of
   benefit obligations:
     Vested benefit obligations        $9,182    $6,771   $19,876 $12,325
     Non-vested benefit obligations       871       579     1,889     521
  Accumulated benefit obligations      10,053     7,350    21,765  12,846
  Additional benefits due to
     future salary levels               5,358     5,733     3,557   4,092
  Projected benefit obligations        15,411    13,083    25,322  16,938
  Plan assets at fair value            11,612     9,040    17,249   9,287
  Projected benefit obligation
     in excess of plan assets           3,799     4,043     8,073   7,651
  Unrecognized actuarial gain (loss)      504      (798)    3,916     800
  Unrecognized prior service costs       (665)      -      (2,461) (2,093)
  Additional minimum liability            -         -       1,677   2,107
  Unfunded pension liability
     recognized in the balance sheet  $ 3,638   $ 3,245   $11,205 $ 8,465

As required by SFAS No. 87, "Employers' Accounting for Pensions" the Company recognized an additional pension liability and related intangible asset of $1.7 million and $2.1 million for pension plans with accumulated benefits in excess of plan assets as of December 31, 1994 and 1993, respectively.

During 1994, Del Monte transferred fund assets of $8.9 million to the Company, as calculated using a discount rate of 9%, in accordance with the terms of the DM Can purchase agreement. In connection with the acquisition of DM Can, the Company assumed defined benefit plan obligations, as calculated using its 1993 discount rate of 7.5%, of $10.9 million.

















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


5.  Retirement Plans (continued)

The assumptions used in determining the actuarial present value of plan benefit obligations as of December 31 are as follows:

                                           1994      1993       1992

  Discount rate                             8.5%      7.5%       8.5%
  Weighted average rate of
    compensation increase                   4.5%      4.5%    5.0 - 5.5%
  Expected long-term rate of
    return on plan assets                   8.5%      8.5%       8.5%


The components of total pension expense for defined benefit plans are as follows (in thousands):
                                           1994      1993      1992

  Service cost                            $2,947    $1,809     $1,722
  Interest cost                            3,334     2,144      2,101
  Net amortization and deferrals          (2,702)      500         75
  Actual loss (return) on assets             539    (1,784)      (891)
  Other (gains)                                4      (183)      (183)
   Net pension cost of defined
       benefit plans                      $4,122    $2,486     $2,824

In addition, the Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The contributions to multi-employer plans were $2.7 million in 1994; $2.0 million in 1993; and $2.2 million in 1992. The Company also sponsors defined contribution plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and, in certain situations, are based upon operating profitability. Contributions charged to income for these plans were $2.5 million in 1994; $1.5 million in 1993; and $1.9 million in 1992.





















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


6.  Postretirement Benefits Other than Pensions

Effective January 1, 1993, the Company changed its method of accounting for postretirement health care and other insurance benefits to conform to the provisions of SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions", which requires accrual of these benefits over the period during which active employees become eligible for such benefits. Previously, the Company recognized the cost of providing such benefits on the pay-as-you-go basis. The Company elected to immediately recognize a cumulative charge of $5.0 million for this change in accounting principle which represents the accumulated postretirement benefit obligation existing as of January 1, 1993. The postretirement benefit cost for 1992 has not been restated.

The Company has defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. The Company does not fund these plans.

The  following  table  presents  the  plan's  funded  status  and   amounts
recognized in the Company's balance sheet as of December 31 (in thousands):

                                                    1994       1993
Accumulated postretirement benefit obligation:
   Retirees                                       $1,183     $1,209
   Fully eligible active plan participants         1,521      1,197
   Other active plan participants                  2,577      2,127

Total accumulated postretirement
   benefit obligation                              5,281      4,533

Unrecognized net gain or (loss)                     (219)      (462)
Unrecognized prior service costs                     (79)       -

Accrued postretirement benefit liability          $4,983     $4,071




















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


6.  Postretirement Benefits Other than Pensions (continued)

Net periodic postretirement benefit cost include the following components (in thousands):

                                                    1994       1993

       Service cost                                $ 321      $ 152
       Interest cost                                 412        326
       Deferred loss                                  24        -
       Other (gains)                                 (38)       -

       Net periodic postretirement benefit cost    $ 719      $ 478

The actuarial assumptions used in determining the accrued postretirement benefit liability as of December 31 are as follows:

                                                    1994       1993

       Discount rate                                8.5%        7.5%

       Weighted average rate of compensation
         increase                                   4.5%        4.5%

The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 14% in 1994 and 15% in 1993, ultimately declining to 6% in 2003 and remaining at that level thereafter.

A 1% increase in the trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $0.1 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1994 by approximately $0.02 million.


7.  Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes. The Company had previously reported under SFAS No. 96, "Accounting for Income Taxes". There was no effect for the difference in methods at the date of adoption.














                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


7.  Income Taxes (continued)

The income tax provision consists of the following (in thousands):

                                         1994       1993       1992
           Current
               Federal                 $2,500     $  300     $  -
               State                    3,200      1,900      1,705
               Foreign                   (100)      (400)        31
                                        5,600      1,800      1,736
           Deferred
               Federal                    -          -          -
               State                      -          100        464
               Foreign                    -          -          -
                                          -          100        464
                                       $5,600     $1,900     $2,200

The aggregate income tax provision varied from that computed by using the U.S. statutory rate as a result of the following (in thousands):

                                         1994       1993       1992
  Income tax provision
     at the U.S. federal
     income tax rate                  $(2,601)   $(4,363)   $(5,977)
  State and foreign tax expense
     net of federal income taxes        2,015      1,235      1,452
  Nondeductible items:
     Amortization of goodwill             576        154        154
     Minority interest expense            -          -          933
  Losses for which no benefit
     is available                       5,610      4,874      5,638
                                      $ 5,600    $ 1,900    $ 2,200
























                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


7.   Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows (in thousands):

                                                      1994      1993
   Deferred tax liabilities:
     Tax over book depreciation                      $21,900   $20,700
     Book over tax basis of assets acquired           21,400    24,000
     Other                                             4,100     3,600
       Total deferred tax liabilities                 47,400    48,300

   Deferred tax assets:
     Book reserves not yet deductible
       for tax purposes                               24,800    20,700
     Deferred interest on high yield obligations      21,300    12,300
     Net operating loss carryforwards                 26,200    37,300
     Other                                             4,100     3,400
       Total deferred tax assets                      76,400    73,700
     Valuation allowance for deferred tax assets      35,836    32,236
       Net deferred tax assets                        40,564    41,464

   Net deferred tax liabilities                      $ 6,836   $ 6,836

The Company files a consolidated federal income tax return. At December 31, 1994, the Company had net operating loss carryforwards of approximately $75.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2008. The Company had an alternative minimum tax liability of $1.5 million in 1994 and $0.3 million in 1993. At December 31, 1994, the Company had $3.4 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.


8.  Stock Option Plans

Holdings, Containers and Plastics have established stock option plans for their key employees pursuant to which options to purchase shares of common stock of Holdings and its subsidiaries and stock appreciation rights ("SARs") may be granted.













                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


8.  Stock Option Plans (continued)

Options granted under the plans may be either incentive stock options or non qualified stock options. To date, all stock options granted have been non qualified stock options. Under the plans, Holdings has reserved 24,000 shares of its Class C Common Stock and Containers and Plastics have each reserved 1,200 shares of their common stock for issuance under their respective plans. Containers has 13,764 shares and Plastics has 13,800 shares of $0.01 par value common stock currently issued, and all such shares are owned by Silgan.

The SARs extend to all of the shares covered by the options and provide for the payment to the holders of the options of an amount in cash equal to the excess of, in the case of Holdings' and Containers' plans, the pro forma book value, as defined, of a share of common stock (or in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock) over the exercise price of the option, with certain adjustments for the portion of vested stock appreciation rights not paid at the time of the recapitalization in June, 1989; or, in the case of the Plastics plan, in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock over the exercise price of the option.

Prior to a public offering or change in control, should an employee leave the Company, Holdings and Containers have the right to repurchase, and the employee has the right to require Holdings or Containers, as the case may be, to repurchase, his common stock at the then pro forma book value.

At December 31, 1994, there were outstanding options for 24,000 shares under the Holdings plan, 1,056 shares under the Containers plan and 900 shares under the Plastics plan. The exercise prices per share range from $35 to $61 for the Holdings options, range from $2,122 to $4,933 for the Containers options and are $126 for the Plastics options. The stock options and SARs generally become exercisable ratably over a five year period. At December 31, 1994, there were 15,000 options/SARs exercisable under the Holdings plan and 720 options/SARs exercisable under the Containers plan. At December 31, 1994, no options/SARs were exercisable under the Plastics plan. The Company incurred charges relating to the vesting and payment of benefits under the stock option plans of $1.5 million in 1994; $0.2 million in 1993; and $0.4 million in 1992.
















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


8.  Stock Option Plans (continued)

In the event of a public offering of any of Holdings capital stock or a change in control of Holdings, (i) the options granted by Containers and Plastics pursuant to the plans, or (ii) any stock issued upon exercise of such options issued by Containers are convertible into either stock options or common stock of Holdings, as the case may be. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value among the subsidiaries after giving affect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary.


9.  Deficiency in Stockholders' Equity

Deficiency in stockholders' equity includes the following classes of common stock ($.01 par value) and preferred stock:

                        Shares        Shares Issued and Outstanding
          Class       Authorized        December 31, 1994 and 1993

            A           500,000                  417,500
            B           667,500                  667,500
            C         1,000,000                   50,000
                      2,167,500                1,135,000

      Preferred Stock 1,000,000                     -

During 1993, Holdings increased its authorized Class B Common Stock from 500,000 shares to 667,500 shares and on December 21, 1993, Holdings sold 250,000 shares of its Class B Common Stock for a purchase price of $60.00 per share and an aggregate purchase price of $15.0 million. Holdings contributed the proceeds to Silgan in conjunction with the acquisition of DM Can.

The minority interest represented shares of Preferred Stock issued by Silgan. As of August 16, 1992, Silgan redeemed its Preferred Stock. Until such redemption, the Preferred Stock holders received cumulative preferential dividends at the rate per annum of 15% per share calculated as a percentage of $100. Dividends were, at the option of Silgan, paid in additional shares of Preferred Stock. During 1992, Silgan issued 21,301 shares of Preferred Stock at $100 per share, representing its Preferred Stock dividend requirement for the two quarters ended May 15, 1992. A cash dividend payment of $1.1 million was made for the quarter ended August 15, 1992.











                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


9.  Deficiency in Stockholders' Equity (continued)

The rights, privileges and powers of the Class A Common Stock and the Class B Common Stock are identical, with shares of each class being entitled to one vote on all matters to come before the stockholders of Holdings. The Class C common stockholders do not have voting rights except in certain circumstances.

Pursuant to an organization agreement, each of the holders of the Class A Common Stock, upon death or permanent disablement, had the right to require Holdings to acquire his shares at fair market value. Since this option expired on June 30, 1994, the financial statements have been retroactively adjusted, for all periods presented, to reflect the reclassification of the put option liability to equity.


10. Commitments

The Company is committed under certain noncancelable operating leases for office and plant facilities, equipment and automobiles. Certain operating leases have renewal options. Minimum future rental payments under these operating leases are (in thousands):

                    1995                $ 7,923
                    1996                  6,856
                    1997                  5,577
                    1998                  4,006
                    1999                  2,556
                    Thereafter            6,174
                                        $33,092

Rental expense was approximately $9.1 million in 1994; $8.0 million in 1993; and $8.0 million in 1992.























                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


11. Related Party Transactions

Pursuant to various management services agreements entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly owned by Messrs. Silver and Horrigan, the Chairman of the Board and President of Holdings, respectively, S&H provides Holdings and the Company and its subsidiaries with general management, supervision and administrative services. In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBDIT") until EBDIT has reached the Scheduled Amount set forth in the Management Agreements and 3.3% (of which 0.3% is payable to MS & Co.) after EBDIT has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount incurred under the Management Agreements was $5.0 million in 1994, $4.4 million in 1993, and $4.2 million in 1992 and was allocated, based upon EBDIT, as a charge to operating income of each business segment. Included in accounts payable at December 31, 1994 and 1993, was $0.1 million and $0.6 million, payable to S&H, respectively.

Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the Credit Agreement entered into in 1993, the Banks (including Bankers Trust) received certain fees amounting to $8.1 million.

In connection with the 1992 Refinancing, MS & Co. received as compensation for its services as underwriter for the Secured Notes, the 11 3/4% Notes and the Discount Debentures, an aggregate of $11.5 million.























                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


12. Litigation

On June 30, 1989, Holdings acquired all of the outstanding shares of Silgan for $6.50 per share (the "Merger"). Contemporaneous with the Merger, certain holders of 1,050,000 shares of Silgan Class B common stock filed two actions in the Court of Chancery of the State of Delaware ("Chancery Court") alleging that Silgan and certain affiliates, officers and directors breached fiduciary duties in implementing the Merger. One of the actions was voluntarily dismissed without prejudice of the right to reinstate the action upon the conclusion of the appraisal proceeding described below. The second action was dismissed following settlement.

The same Silgan stockholders also sought appraisal of the value of their shares pursuant to Section 262 of the Delaware General Corporation Law. Following discovery and settlement with the holders of 650,000 shares for $6.9 million, including interest, trial of the appraisal with respect to the remaining 400,000 shares of Class B common stock was conducted during the week of November 28, 1994. Post-trial briefing is scheduled to be completed on April 17, 1995.

Management believes that the consideration offered in the Merger fully reflected the value of Silgan's Class B common stock and that the ultimate resolution of the appraisal proceeding will not have a material effect on the financial condition or results of operations of the Company.

Additionally, a complaint was filed by parties who are limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF") against a number of defendants including Silgan and Holdings. The complaint alleges, among other things, that the general partners of MSLEF breached duties owed to the limited partners by selling MSLEF's investment in Silgan at a grossly inadequate price. The Court dismissed all claims against Silgan and Holdings related to this action on January 14, 1993, and subsequently upheld that dismissal after the plaintiff filed a motion for reargument. Because this complaint continues against certain other defendants, the plaintiff's right to appeal the dismissal of the claims against Silgan and Holdings has not yet expired.

Management believes that there is no factual basis for the allegations and claims contained in the complaint. Management also believes that the lawsuit is without merit and they intend to defend the lawsuit vigorously. In addition, management believes that the ultimate resolution of these matters will not have a material effect on the financial condition or results of operations of the Company.













                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


12.  Litigation (continued)

Other than the actions mentioned above there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its properties are subject.


13.  Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years (in millions):

                             Net    Oper.  Identifiable  Dep. &    Capital
                            Sales   Profit    Assets     Amort.    Expend.
1994
Metal container & other(1) $657.1   $67.0(2)   $335.9    $23.1     $16.9
Plastic container           204.3     9.4(2)    162.8     14.1      12.3
  Consolidated             $861.4   $76.4      $498.7    $37.2     $29.2

1993
Metal container & other(1) $459.2   $42.3      $324.5     $17.3     $25.3
Plastic container           186.3     0.6       165.9      16.5      17.2
  Consolidated             $645.5   $42.9      $490.4     $33.8     $42.5

1992
Metal container & other(1) $437.4   $40.7      $218.7     $16.4     $14.5
Plastic container           192.6     2.3       161.2      15.4       9.0
  Consolidated             $630.0   $43.0      $379.9     $31.8     $23.5

(1) Includes folding carton sales which are not significant enough to be reported as a separate segment.
(2) Excludes charge for reduction in carrying value of assets of $7.2 million for metal container segment and $9.5 million for plastic container segment.



















                           SILGAN HOLDINGS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


13. Business Segment Information (continued)

Operating profit  is  reconciled  to  income  before  tax  as  follows  (in millions):
                                        1994      1993      1992
     Operating profit                  $76.4     $42.9     $43.0
     Reduction in carrying
       value of assets                  16.7       -         -
     Interest and other
       corporate expense                67.1      55.4      60.6
     Loss before income taxes          $(7.4)   $(12.5)   $(17.6)

Identifiable  assets  are  reconciled  to  total  assets  as  follows   (in
millions):
                                        1994      1993      1992
     Identifiable assets              $498.7    $490.4    $379.9
     Corporate assets                    6.1       7.2       9.1
        Total assets                  $504.8    $497.6    $389.0

Metal container and other segment sales to Nestle accounted for 25.9%, 34.1% and 36.5%, of net sales during the years ended December 31, 1994, 1993 and 1992, respectively. Similarly, sales to Del Monte accounted for 21.4% of net sales during the year ended December 31, 1994. At December 31, 1994 and 1993, 12.6% and 12.6% of the accounts receivable balance was due from Nestle and at December 31, 1994, 21.9% of the accounts receivable balance was due from Del Monte.






























REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Silgan Corporation



    We have audited the accompanying consolidated balance sheets of Silgan Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Notes 2 and 6 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes, postemployment benefits and postretirement benefits other than pensions.



                                            Ernst & Young LLP

Stamford, CT
March 17, 1995













                            SILGAN CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1994 and 1993
                          (Dollars in thousands)
ASSETS                                                  1994      1993
Current assets:
  Cash and cash equivalents                          $  2,665  $    205
  Accounts receivable, less allowances for
   doubtful accounts of $1,557 and $1,084 for
   1994 and 1993, respectively                         65,229    44,409
  Inventories                                         122,429   108,653
  Prepaid expenses and other current assets             8,044     3,562
     Total current assets                             198,367   156,829

Property, plant and equipment, at cost:
  Land                                                  3,707     4,469
  Buildings and improvements                           51,665    56,087
  Machinery and equipment                             346,061   352,409
  Construction in progress                             18,124    19,894
                                                      419,557   432,859
Less accumulated depreciation and amortization       (167,747) (142,464)
  Net property, plant and equipment                   251,810   290,395

Goodwill, net of amortization                          30,009    24,175
Other assets                                           20,491    20,665
                                                     $500,677  $492,064
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable                             $ 36,845  $ 31,913
  Accrued payroll and related costs                    26,019    20,523
  Accrued interest payable                              1,713       783
  Accrued expenses and other current liabilities       17,542    11,094
  Bank working capital loans                           12,600     2,200
  Current portion of long-term debt                    21,968    20,000
      Total current liabilities                       116,687    86,513

Long-term debt                                        282,568   305,000
Deferred income taxes                                  13,017    13,017
Other long-term liabilities                            25,060    34,731

Stockholder's equity:
  Common stock ($0.01 par value per share;
    3,000 shares authorized, 2 shares issued)             -         -
  Additional paid-in capital                           69,535    64,135
  Retained earnings (deficit)                          (6,190)  (11,332)
Total common stockholder's equity                      63,345    52,803
                                                     $500,677  $492,064

                         See accompanying notes.










                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                             1994      1993       1992

Net sales                                  $861,374  $645,468  $630,039

Cost of goods sold                          747,457   571,174   554,972

  Gross profit                              113,917    74,294    75,067

Selling, general and
  administrative expenses                    37,993    31,821    32,274

Reduction in carrying value of assets        16,729       -         -

  Income from operations                     59,195    42,473    42,793

Interest expense and other
  related financing costs                    36,142    27,928    26,916

  Income before income taxes                 23,053    14,545    15,877

Income tax provision                         11,000     6,300     2,200

   Income before extraordinary
     charges and cumulative effects of
     changes in accounting principles        12,053     8,245    13,677

Extraordinary charges relating to early
   extinguishment of debt, net of taxes         -        (841)   (9,075)

Cumulative effect of changes in accounting
 principles, net of taxes                       -      (9,951)      -

  Net income (loss)                          12,053    (2,547)    4,602

Preferred stock dividend requirements           -         -       2,745

  Net income (loss) applicable to
     common stockholder                    $ 12,053  $ (2,547) $  1,857

                         See accompanying notes.
















                            SILGAN CORPORATION
          CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)


                                                                   Total
                                         Additional  Retained      common
                                 Common   paid-in    Earnings  stockholder's
                                 stock    capital    (deficit)     equity

Balance at December 31, 1991   $   -       $41,560    $ 5,082      $46,642

Preferred stock dividend
  requirements                     -           -       (2,745)      (2,745)

Net income                         -           -        4,602        4,602

Dividend to Parent                 -           -      (15,724)     (15,724)

Balance at December 31, 1992       -        41,560     (8,785)      32,775

Capital contribution
  by Parent                        -        15,000        -         15,000

Tax benefit realized
  from Parent                      -         7,575        -          7,575

Net loss                           -           -       (2,547)      (2,547)

Balance at December 31, 1993       -        64,135    (11,332)      52,803

Tax benefit realized
  from Parent                      -         5,400        -          5,400

Net income                         -           -       12,053       12,053

Payments to former shareholders    -           -       (6,911)      (6,911)

Balance at December 31, 1994   $   -       $69,535    $(6,190)     $63,345






                         See accompanying notes.














                            SILGAN CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                               1994        1993      1992

Cash flows from operating activities:
  Net income (loss)                          $ 12,053  $ (2,547)  $ 4,602
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
     Depreciation                              35,392    31,607    29,538
     Amortization                               6,404     4,817     4,424
     Reduction in carrying value of assets     16,729       -         -
     Other items                                  792      (136)    1,215
     Contribution by Parent for federal
       income tax provision                     5,400     7,575       -
     Extraordinary charges relating
       to early extinguishment of debt            -       1,341     9,075
     Cumulative effect of changes in
       accounting principles                      -       6,276       -
     Changes in assets and liabilities,
       net of effect of acquisitions:
       (Increase) decrease in accounts
         receivable                           (21,293)      707    (8,705)
       (Increase) decrease in inventories     (16,741)   (4,316)    5,541
       Increase (decrease) in trade
        accounts payable                        4,478     3,757    (4,330)
       Other, net                               4,121      (750)   (7,000)
          Total adjustments                    35,282    50,878    29,758
     Net cash provided by operating
        activities                             47,335    48,331    34,360

Cash flows from investing activities:
  Acquisition of Del Monte Can
     Manufacturing Assets                         519   (73,865)      -
  Capital expenditures                        (29,184)  (42,480)  (23,447)
  Proceeds from sale of assets                    765       262       429
     Net cash used in investing activities    (27,900) (116,083)  (23,018)



                       Continued on following page.










                            SILGAN CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)


                                              1994        1993       1992

Cash flows from financing activities:
  Borrowings under working capital loans     $393,250  $328,050  $316,050
  Repayments under working capital loans     (382,850) (366,250) (296,850)
  Proceeds from issuance of long-term debt        -     140,000   185,000
  Reduction of long-term debt                 (20,464)  (42,580) (125,205)
  Premium paid on early retirement of debt        -         -      (4,250)
  Repayment of advance from Parent                -         -     (25,200)
  Capital contribution by Parent                  -      15,000       -
  Payments to former shareholders              (6,911)      -         -
  Dividend to Parent                              -         -     (15,724)
  Redemption of preferred stock                   -         -     (31,508)
  Cash dividends paid on preferred stock          -         -      (1,137)
  Debt financing costs                            -      (8,935)  (10,250)
     Net cash provided (used) by financing
       activities                             (16,975)   65,285    (9,074)

Net increase (decrease) in cash and
   cash equivalents                             2,460    (2,467)    2,268

Cash and cash equivalents at
   beginning of year                              205     2,672       404

Cash and cash equivalents at
    end of year                               $ 2,665  $    205   $ 2,672


Supplementary data:
  Interest paid                              $ 30,718  $ 25,733   $29,046
  Income taxes paid, net of refunds             2,588       722     1,206
  Additional preferred stock issued
     in lieu of dividend                          -         -       2,130



                         See accompanying notes.










                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


1.  Basis of Presentation

Silgan Corporation ("Silgan", together with its wholly owned subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), the "Company") is a wholly owned subsidiary of Silgan Holdings Inc. ("Holdings" or "Parent"). Holdings is a company controlled by Silgan management and The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), an affiliate of Morgan Stanley & Co., Incorporated ("MS & Co.").

The Company, a North American packaging manufacturer, is engaged in the manufacture and sale of steel, aluminum and paperboard containers, mainly to processors and packagers of food products, and the design, manufacture and sale of various plastic containers, mainly for health, personal care, food, beverage, pharmaceutical and household chemical products.


2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. Assets and liabilities of the Company's foreign subsidiary are translated at rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of monthly exchange rates.

Cash and cash equivalents

Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value due to the short maturities of those instruments.

Accounts Receivable

Accounts receivable consist primarily of amounts due from domestic companies. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market (net realizable value) and are principally accounted for by the last-in, first-out method
(LIFO). The components of inventories at December 31, 1994 and 1993 consist of the following (in thousands):

                                          1994         1993

     Raw materials and supplies        $ 40,196     $ 26,458
     Work-in-process                     19,045       17,105
     Finished goods                      63,409       65,072
                                        122,650      108,635
     Adjustment to value inventory
       at cost on the LIFO method          (221)          18
                                       $122,429     $108,653

The amount of inventory recorded on the first-in first-out method at December 31, 1994 and 1993 was $6.5 million and $7.4 million, respectively.

Property, plant and equipment

Property, plant and equipment are recorded at historical cost and are depreciated on the straight-line method over their estimated useful lives. Major renewals and betterments are capitalized and maintenance and repair expenditures are charged to expense as incurred. The total amount of repairs and maintenance expense was $19.9 million in 1994; $17.1 million in 1993; and $15.0 million in 1992.

The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominate practice in industry. The change had the effect of decreasing depreciation expense for the fourth quarter and the year by approximately $1.3 million and increasing net income by $0.8 million.

















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Property, plant and equipment (continued)

Based upon a review of its depreciable assets, the Company determined, in the fourth quarter of 1994, that certain adjustments were necessary to properly reflect net realizable values. These adjustments include $2.6 million to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and $14.1 million to reduce the carrying value of certain technologically obsolete and inoperable equipment.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods ranging between 20 and 40 years. The Company periodically evaluates the existence of goodwill impairment to assess whether goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairments would be recognized in operating results if a permanent diminution in value were to occur. Goodwill amortization charged to operations was $1.2 million in 1994; $0.5 million in 1993; and $0.5 million in 1992. Accumulated amortization of goodwill at December 31, 1994 and 1993 was $3.7 million and $2.5 million, respectively.

Other Assets

Other assets consist principally of debt issuance costs which are being amortized straight-line over the terms of the related debt agreements (3 to 10 years). The charge incurred for amortization of debt issuance cost was $4.6 million in 1994; $2.6 million in 1993; and $2.2 million in 1992. Other intangible assets are amortized over their expected useful lives using the straight-line method.

Other assets at December 31, 1994 and 1993 consist of the following (in thousands):
                                          1994         1993

     Debt issuance costs                $18,092      $18,163
     Other                                9,519        4,396
                                         27,611       22,559
     Less:  accumulated amortization     (7,120)      (1,894)
                                        $20,491      $20,665












                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer. As is common in the packaging industry, the Company must manufacture containers for its seasonal pack customers throughout the year. Revenue is recognized for such customers at the time insurable risk has passed to the customer.

Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used to calculate deferred income taxes. The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company had previously reported under SFAS No. 96, "Accounting for Income Taxes". Under SFAS No. 96, the Company had recognized a federal income tax benefit from the tax losses of Holdings. Under SFAS No. 109, this benefit will be reflected as a contribution to additional paid-in capital instead of as a reduction of income tax expense. As a result of this change, effective January 1, 1993, the Company recorded a cumulative charge to earnings and a credit to paid-in-capital of $6 million for the difference in methods up to the date of adoption. As permitted by SFAS No. 109, the 1992 financial statements have not been restated. See Note 7 - Income Taxes.

Postemployment Benefits

During 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect as of January 1, 1993 of this accounting change was to decrease net income by $0.8 million (after related income taxes of $0.5 million).

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.














                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992

2.  Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

Short and long-term debt: The carrying amounts of the Company's borrowings under its working capital loans and variable-rate borrowings approximate their fair value. The fair values of fixed-rate borrowings are based on quoted market prices.

Letters of Credit:   Fair values  of the Company's  outstanding letters  of
credit are based on current contractual amounts outstanding.

Derivatives

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. On occasion, the Company has used interest rate hedge agreements to reduce the impact of increases in interest rates on floating-rate long-term debt. During 1994 and 1993, the Company was not party to any interest rate hedge agreements. In addition, during 1994 and 1993, the Company did not use derivative instruments to hedge its commodity and foreign exchange risks.

3.  Acquisitions

On December 21, 1993, Containers acquired from Del Monte Corporation ("Del Monte") substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States ("DM Can"). The final purchase price for the assets acquired and the assumption of certain specified liabilities, including related transaction costs, was $73.3 million. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's results from the acquisition date. During 1994, the Company finalized its purchase price accounting, adjusting the fair value of assets acquired and liabilities assumed to the amounts determined based upon final appraisals and valuations. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The aggregate purchase cost and its allocation to the assets and liabilities is as follows (in thousands):

  Net working capital acquired                       $21,944
  Property, plant and equipment                       47,167
  Goodwill                                            13,729
  Other liabilities assumed                           (9,494)
                                                     $73,346













                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992

3.  Acquisitions (continued)

Set forth below is the Company's summary unaudited pro forma results of operations for the years ended December 31, 1993 and 1992. The unaudited pro forma results of operations include the combined historical results of DM Can and the Company after giving effect to certain pro forma adjustments.

The pro forma adjustments to the historical results of operations reflect the sales prices set forth in the supply agreement with Del Monte, the effect of purchase accounting adjustments based upon appraisals and valuations, the financing of the acquisition and certain other adjustments as if these events had occurred as of the beginning of the periods mentioned therein. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on the dates indicated, or to project the Company's results for any future period (in thousands):
                                                   1993        1992

  Net sales                                     $818,614   $819,579
  Income from operations                          51,343     57,282
  Income before income taxes                      18,877     25,353
  Income before extraordinary charges
    and cumulative effect of accounting changes   10,844     22,301
  Net income                                          52     13,226


4.  Short-Term Borrowings and Long-Term Debt
                                                   1994        1993
                                                    (in thousands)
Short-term borrowings are as follows:
  Bank Working Capital Loans                    $ 12,600   $  2,200

Long-term debt consists of the following:
  Bank A Term Loans                             $ 39,845   $ 60,000
  Bank B Term Loans                               79,691     80,000
  Senior Secured Floating Rate Notes due
     June 30, 1997                                50,000     50,000
  11 3/4% Senior Subordinated Notes due
     June 15, 2002                               135,000    135,000

                                                 304,536    325,000
  Less: Amounts due within one year               21,968     20,000
                                                $282,568   $305,000












                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

The aggregate annual maturities of long-term debt at December 31, 1994 are as follows (in thousands):

                    1995                        $ 21,968
                    1996                          97,568
                    1997                          50,000
                    1998                             -
                    1999                             -
                    2000 and thereafter          135,000
                                                $304,536

Bank Credit Agreement

On December 21, 1993, the Company, Containers and Plastics (the "Borrowers") entered into a new credit agreement (the "Credit Agreement"), with a group of banks to refinance in full amounts owing under the former bank credit facility, which included $41.6 million of term loans, and to finance, in part, the acquisition of DM Can. As a result of the early extinguishment of debt, the Company incurred a charge of $0.8 million (net of $0.5 million of taxes). Pursuant to the Credit Agreement, the Company borrowed $60.0 million of A Term Loans and $80.0 million of B Term Loans. The A Term Loans are payable each year in scheduled installments with the final payment due September 15, 1996. The B Term Loans are payable in full on September 15, 1996. Additionally, further repayments are required at the time of certain asset sales or the issuance of equity. During 1994, in addition to the $20.0 million mandatory payment, a repayment of $0.5 million was made upon the sale of certain assets.

The Credit Agreement also provides Containers and Plastics, together, with a revolving credit facility of $70.0 million for working capital needs (the "Working Capital Loans"). The aggregate amount of Working Capital Loans which may be outstanding at anytime is limited to 85% of Containers' and Plastics' eligible accounts receivable and 50% of Containers' and Plastics' eligible inventory. In lieu of Working Capital Loans, Containers and Plastics may request the issuance of up to $15.0 million of letters of credit. At December 31, 1994, commitments under the revolving credit facility of $51.9 million were available after taking into account outstanding letters of credit of $5.5 million. The Working Capital Loans can be borrowed, repaid and reborrowed from time-to-time until final maturity on September 15, 1996.














                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

Bank Credit Agreement (continued)

The borrowings under the Credit Agreement may be designated by the respective Borrowers as Base Rate or Eurodollar Rate borrowings. The Base Rate is the highest of (i) 1/2 of 1% in excess of Adjusted Certificate of Deposit Rate, (ii) 1/2 of 1% in excess of the Federal Funds Rate or (iii) Bankers Trust Company's prime lending rate. Base Rate borrowings bear interest at the Base Rate plus 1.75%, in the case of A Term Loans; 2.0%, in the case of Working Capital Loans; and 2.25%, in the case of B Term Loans. Eurodollar Rate borrowings bear interest at the Eurodollar Rate plus 2.75% in the case of A Term Loans; 3.0%, in the case of Working Capital Loans; and 3.25%, in the case of B Term Loans. At December 31, 1994 the interest rate for Base Rate borrowings ranged between 10 1/4% and 10 1/2% and for Eurodollar Rate borrowings ranged between 8 5/8% and 10%.

For 1994, 1993 and 1992, respectively, the average amount of borrowings under the Working Capital Loans was $14.4 million, $51.9 million and $44.5 million; the average annual interest rate paid on borrowings was 8.4%, 6.0% and 6.3%; and the highest amount of such borrowings at any month-end was $43.9 million, $80.3 million and $80.8 million.

The Credit Agreement provides for the payment of a commitment fee of 0.5% per annum on the daily average unused portion of commitments available under the Working Capital Loans as well as a 3 1/4% per annum fee on outstanding Letters of Credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and each of the Borrowers and secured by a security interest in substantially all of the respective real and personal property of the Borrowers. Such security interest also secures on an equal and ratable basis, subject to certain intercreditor arrangements, the Senior Secured Notes. Additionally, the stock of Silgan and the stock of principally all of its subsidiaries have been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit or restrict, among other things, indebtedness, liens, dividends, leases, capital expenditures, and the use of proceeds from asset sales, as well as requiring the Company to meet certain specified financial covenants. The Company is currently in compliance with all covenants under the Credit Agreement.














                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992

4.  Short-Term Borrowings and Long-Term Debt (continued)

Senior Secured Floating Rate Notes

The  Senior  Secured   Notes  (the  "Secured   Notes")  constitute   senior
indebtedness of the Company and are secured by a first lien on substantially all of the assets of the Company. Such collateral also secures on an equal and ratable basis, subject to certain intercreditor arrangements, all indebtedness of the Company under the Credit Agreement. The Secured Notes mature on June 30, 1997 and bear interest, which is payable quarterly, at a rate of three-month LIBOR plus 3%. The interest rate is adjusted quarterly. The interest rate in effect at December 31, 1994 was 9.44%.

The Secured Notes are redeemable at the option of the Company at par plus accrued and unpaid interest to the redemption date. Net cash proceeds from certain asset sales and the issuance of capital stock by the Company are required to be applied to prepay the Secured Notes and indebtedness under the Credit Agreement on a pro rata basis, subject to certain exceptions. The Secured Notes contain covenants which are comparable to or less restrictive than those under the Credit Agreement.

11 3/4% Senior Subordinated Notes

The 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes") which mature on June 15, 2002, represent unsecured general obligations of Silgan, subordinate in right of payment to obligations of the Company under the Credit Agreement and the Secured Notes and effectively subordinate to all of the obligations of the subsidiaries of the Company. Interest is payable semi-annually on June 15 and December 15.

The 11 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15 of the following years at the indicated percentages of their principal amount, plus accrued interest:
                                    Redemption
          Year                      Percentage
          1997                       105.8750%
          1998                       102.9375%
          1999 and thereafter        100.0000%

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those under the Credit Agreement and the Secured Notes.

The estimated fair value of the 11 3/4% Notes at December 31, 1994, based upon quoted market prices, was $140.4 million.










                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


4.  Short-Term Borrowings and Long-Term Debt (continued)

1992 Refinancing

Effective June 29, 1992, the Company and Holdings refinanced a significant portion of their indebtedness (the "Refinancing"). The Refinancing included a private placement by the Company of $50.0 million principal amount of its Secured Notes and a public offering of $135.0 million principal amount of the Company's 11 3/4% Notes. The proceeds from the debt offerings, net of $10.3 million of transaction fees and expenses, were used, in part, to redeem the Company's 14% Senior Subordinated Notes (the "14% Notes") and 15% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock (300,083 shares) was redeemed on August 16, 1992 at a redemption price of $105 per share plus accrued dividends. The 14% Notes ($85.0 million aggregate principal amount) were redeemed on August 28, 1992 at a redemption price of 105% of the principal amount thereof plus accrued interest.

In conjunction with the Refinancing, the credit agreement among various bank lenders was amended to, among other things, permit the Refinancing, and the Company repaid $30.0 million of term loans thereunder. In addition, the Company repaid the $25.2 million advance from Holdings and advanced $16.0 million to Holdings. Upon completion of the redemption of the 14% Notes, the Company paid a $15.7 million dividend to Holdings which Holdings, along with additional cash earned on its short term investments of proceeds received by it in connection with the Refinancing, used to retire the outstanding advance from the Company. Such payments to Holdings, along with the public offering by Holdings of its 13 1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") for an aggregate amount of proceeds of $165.4 million, were used by Holdings to redeem its Senior Reset Debentures due 2004 (the "Holdings Reset Debentures") on July 29, 1992.

As a result of the Refinancing, unamortized deferred financing costs relating to the 14% Notes, the Preferred Stock and the repayment of bank term loans totaling $3.3 million in the aggregate were written off in 1992 and, along with the redemption premiums of $5.8 million, are reflected as an extraordinary charge. Since the Company was reporting under SFAS No. 96, there was no tax effect on this charge due to the tax allocation arrangement with Holdings and Holdings' net operating loss position.
















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992

5.  Retirement Plans

The Company sponsors pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. The pension benefits are paid based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided for based on stated amounts for each year of service. It is the Company's policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.

Based on the latest actuarial information available, the following table sets forth the defined benefit plans funded status as of December 31 (in thousands):
                                                Plans in which
                                        Assets Exceed        Accumulated
                                         Accumulated          Benefits
                                           Benefits         Exceed Assets
                                        1994      1993      1994     1993
  Actuarial present value of
   benefit obligations:
     Vested benefit obligations        $9,182    $6,771   $19,876 $12,325
     Non-vested benefit obligations       871       579     1,889     521
  Accumulated benefit obligations      10,053     7,350    21,765  12,846
  Additional benefits due to
     future salary levels               5,358     5,733     3,557   4,092
  Projected benefit obligations        15,411    13,083    25,322  16,938
  Plan assets at fair value            11,612     9,040    17,249   9,287
  Projected benefit obligation
     in excess of plan assets           3,799     4,043     8,073   7,651
  Unrecognized actuarial gain (loss)      504      (798)    3,916     800
  Unrecognized prior service costs       (665)      -      (2,461) (2,093)
  Additional minimum liability            -         -       1,677   2,107
  Unfunded pension liability
     recognized in the balance sheet  $ 3,638   $ 3,245   $11,205 $ 8,465

As required by SFAS No. 87, "Employers' Accounting for Pensions" the Company recognized an additional pension liability and related intangible asset of $1.7 million and $2.1 million for pension plans with accumulated benefits in excess of plan assets as of December 31, 1994 and 1993, respectively.













                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


5.  Retirement Plans (continued)

During 1994, Del Monte transferred fund assets of $8.9 million to the Company, as calculated using a discount rate of 9%, in accordance with the terms of the DM Can purchase agreement. In connection with the acquisition of DM Can, the Company assumed defined benefit plan obligations, as calculated using its 1993 discount rate of 7.5%, of $10.9 million.

The assumptions used in determining the actuarial present value of plan benefit obligations as of December 31 are as follows:

                                           1994      1993       1992

  Discount rate                             8.5%      7.5%       8.5%
  Weighted average rate of
    compensation increase                   4.5%      4.5%    5.0 - 5.5%
  Expected long-term rate of
    return on plan assets                   8.5%      8.5%       8.5%


The components of total pension expense for defined benefit plans are as follows (in thousands):
                                           1994      1993      1992

  Service cost                            $2,947    $1,809     $1,722
  Interest cost                            3,334     2,144      2,101
  Net amortization and deferrals          (2,702)      500         75
  Actual loss (return) on assets             539    (1,784)      (891)
  Other (gains)                                4      (183)      (183)
   Net pension cost of defined
       benefit plans                      $4,122    $2,486     $2,824

In addition, the Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The contributions to multi-employer plans were $2.7 million in 1994; $2.0 million in 1993; and $2.2 million in 1992. The Company also sponsors defined contribution plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and, in certain situations, are based upon operating profitability. Contributions charged to income for these plans were $2.5 million in 1994; $1.5 million in 1993; and $1.9 million in 1992.















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


6.  Postretirement Benefits Other than Pensions

Effective January 1, 1993, the Company changed its method of accounting for postretirement health care and other insurance benefits to conform to the provisions of SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions", which requires accrual of these benefits over the period during which active employees become eligible for such benefits. Previously, the Company recognized the cost of providing such benefits on the pay-as-you-go basis. The Company elected to immediately recognize a cumulative charge of $3.1 million (after related income taxes of $1.9 million) for this change in accounting principle which represents the accumulated postretirement benefit obligation existing as of January 1, 1993. The postretirement benefit cost for 1992 has not been restated.

The Company has defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. The Company does not fund these plans.

The  following  table  presents  the  plan's  funded  status  and   amounts
recognized in the Company's balance sheet as of December 31 (in thousands):

                                                    1994       1993
Accumulated postretirement benefit obligation:
   Retirees                                       $1,183     $1,209
   Fully eligible active plan participants         1,521      1,197
   Other active plan participants                  2,577      2,127

Total accumulated postretirement
   benefit obligation                              5,281      4,533

Unrecognized net gain or (loss)                     (219)      (462)
Unrecognized prior service costs                     (79)       -

Accrued postretirement benefit liability          $4,983     $4,071




















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


6.  Postretirement Benefits Other than Pensions (continued)

Net periodic postretirement benefit cost include the following components (in thousands):
                                                    1994       1993

       Service cost                                $ 321      $ 152
       Interest cost                                 412        326
       Deferred loss                                  24        -
       Other (gains)                                 (38)       -

       Net periodic postretirement benefit cost    $ 719      $ 478

The actuarial assumptions used in determining the accrued postretirement benefit liability as of December 31 are as follows:
                                                    1994       1993

       Discount rate                                8.5%        7.5%

       Weighted average rate of compensation
         increase                                   4.5%        4.5%

The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 14% in 1994 and 15% in 1993, ultimately declining to 6% in 2003 and remaining at that level thereafter.

A 1% increase in the trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $0.1 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1994 by approximately $0.02 million.

7.  Income Taxes

The income tax provision for 1994 and 1993 reflects the adoption of SFAS No. 109 under which the Company provides for taxes as if it were a separate taxpayer. The income tax provision for 1992 takes into consideration certain matters covered under a tax allocation arrangement with Holdings, under which the Company obtains a federal income tax benefit from Holdings' tax losses.
















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


7.  Income Taxes (continued)

The income tax provision consists of the following (in thousands):

                                         1994       1993       1992
           Current
               Federal                 $2,500     $  300     $  -
               State                    3,200      1,900      1,705
               Foreign                   (100)      (400)        31
                                        5,600      1,800      1,736
           Deferred
               Federal                  5,400      4,100        -
               State                      -          400        464
               Foreign                    -          -          -
                                        5,400      4,500        464
                                      $11,000     $6,300     $2,200

The aggregate income tax provision varied from that computed by using the U.S. statutory rate as a result of the following (in thousands):

                                         1994       1993       1992
  Income tax provision
     at the U.S. federal
     income tax rate                  $ 8,069     $5,091     $5,398
  Income tax benefit realized
     from Holdings                        -          -       (4,804)
  State and foreign tax expense
     net of federal income benefit      2,015      1,235      1,452
  Amortization of goodwill                576        154        154
  Other                                   340       (180)       -
                                      $11,000     $6,300     $2,200

























                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


7.   Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows (in thousands):

                                                      1994      1993
   Deferred tax liabilities:
     Tax over book depreciation                      $21,900   $20,700
     Book over tax basis of assets acquired           21,400    24,000
     Other                                             4,100     6,392
       Total deferred tax liabilities                 47,400    51,092

   Deferred tax assets:
     Book reserves not yet deductible
       for tax purposes                               24,600    20,700
     Net operating loss carryforwards                  3,800     7,800
     Benefit taken for Holdings' losses                5,500     7,575
     Other                                               483     2,000
       Total deferred tax assets                      34,383    38,075

   Net deferred tax liabilities                      $13,017   $13,017

The Company files a consolidated Federal income tax return with Holdings. In accordance with the tax allocation agreement, the Company is obligated to reimburse Holdings for the use of Holdings' losses only to the extent that Holdings has taxable income on a stand-alone basis. A liability has not been established to the extent of the use of Holdings' losses since the possibility of the ultimate payment for these benefits is considered remote. Accordingly, the use of Holdings' losses has been accounted for as a contribution of capital.

Also, in accordance with the tax allocation agreement, the Company is required to reimburse Holdings for its allocable share of Holdings' tax liability. The Company's share of Holdings' federal tax liability, for alternative minimum tax, aggregated $1.5 million in 1994 and $0.3 million in 1993.

















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


7.   Income Taxes (continued)

On a consolidated basis, the Company and Holdings have net operating loss carryforwards at December 31, 1994 of approximately $75.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2008. The Company and Holdings, on a consolidated basis at December 31, 1994, have $3.4 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

At December 31, 1994 the Company, if reporting on a separate company basis, would have had net operating loss carryforwards for federal tax purposes of approximately $9.0 million, which are subject to limitation under the consolidated return regulations, and expire from 2001 to 2007.


8.  Stock Option Plans

Containers and Plastics have established stock option plans for their key employees pursuant to which options to purchase shares of common stock of Holdings' and its subsidiaries and stock appreciation rights ("SARs") may be granted.

Options granted under the plans may be either incentive stock options or non qualified stock options. To date, all stock options granted have been non qualified stock options. Under the plans, Containers and Plastics have each reserved 1,200 shares of their common stock for issuance under their respective plans. Containers has 13,764 shares and Plastics has 13,800 shares of $0.01 par value common stock currently issued, and all such shares are owned by Silgan.

The SARs extend to all of the shares covered by the options and provide for the payment to the holders of the options of an amount in cash equal to the excess of, in the case of Containers' plan, the pro forma book value, as defined, of a share of common stock (or in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock) over the exercise price of the option, with certain adjustments for the portion of vested stock appreciation rights not paid at the time of the recapitalization in June, 1989; or, in the case of the Plastics plan, in the event of a public offering or a change in control (as defined), the fair market value of a share of common stock over the exercise price of the option.














                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


8.  Stock Option Plans (continued)

Prior to a public offering or change in control, should an employee leave the Company, Containers has the right to repurchase, and the employee has the right to require Containers to repurchase, his common stock at the then pro forma book value.

At December 31, 1994, there were outstanding options for 1,056 shares under the Containers' plan and 900 shares under the Plastics' plan. The exercise prices per share range from $2,122 to $4,933 for the Containers' options and are $126 for the Plastics' options. The stock options and SARs generally become exercisable ratably over a five year period. There were 720 options/SARs exercisable at December 31, 1994 under the Containers' plan. At December 31, 1994, no options/SARs were exercisable under the Plastics' plan. The Company incurred charges relating to the vesting and payment of benefits under the stock option plans of $1.5 million in 1994; $0.2 million in 1993; and $0.4 million in 1992.

In the event of a public offering of any of Holdings' capital stock or a change in control of Holdings, (i) the options granted by Containers and Plastics pursuant to the plans, or (ii) any stock issued upon exercise of such options issued by Containers are convertible into either stock options or common stock of Holdings, as the case may be. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value among the subsidiaries after giving affect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary.


9.  Stockholder's Equity

Stockholder's equity includes the following classes of common stock ($.01 par value) and preferred stock:
                        Shares        Shares Issued and Outstanding
          Class       Authorized        December 31, 1994 and 1993

            A            1,000                      1
            B            1,000                      1
            C            1,000                      -
                         3,000                      2

      Preferred Stock    1,000                      -

The outstanding shares are issued to Holdings.












                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


9.  Stockholder's Equity (continued)

In conjunction with the acquisition of DM Can in 1993, Holdings contributed $15.0 million to the Company.

As of August 16, 1992, the Company redeemed its Preferred Stock. Until such redemption, the Preferred Stock holders received cumulative preferential dividends at the rate per annum of 15% per share calculated as a percentage of $100. Dividends were, at the option of the Company, paid in additional shares of Preferred Stock. During 1992, the Company issued 21,301 shares of Preferred Stock at $100 per share, representing its Preferred Stock dividend requirement for the two quarters ended May 15, 1992. A cash dividend payment of $1.1 million was made for the quarter ended August 15, 1992.


10. Commitments

The Company is committed under certain noncancelable operating leases for office and plant facilities, equipment and automobiles. Certain operating leases have renewal options. Minimum future rental payments under these operating leases are (in thousands):

                    1995                $ 7,923
                    1996                  6,856
                    1997                  5,577
                    1998                  4,006
                    1999                  2,556
                    Thereafter            6,174
                                        $33,092

Rental expense was approximately $9.1 million in 1994; $8.0 million in 1993; and $8.0 million in 1992.























                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


11. Related Party Transactions

Pursuant to various management services agreements entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly owned by Messrs. Silver and Horrigan, the Chairman of the Board and President of Holdings and Silgan, respectively, S&H provides Holdings and the Company and its subsidiaries with general management, supervision and administrative services. In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBDIT") until EBDIT has reached the Scheduled Amount set forth in the Management Agreements and 3.3% (of which 0.3% is payable to MS & Co.) after EBDIT has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount incurred under the Management Agreements was $5.0 million in 1994, $4.4 million in 1993, and $4.2 million in 1992 and was allocated, based upon EBDIT, as a charge to operating income of each business segment. Included in accounts payable at December 31, 1994 and 1993, was $0.1 million and $0.6 million, payable to S&H, respectively.

Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the Credit Agreement entered into in 1993, the Banks (including Bankers Trust) received certain fees amounting to $8.1 million.

In connection with the 1992 Refinancing, MS & Co. received as compensation for its services as underwriter for the Secured Notes, the 11 3/4% Notes and the Discount Debentures an aggregate of $11.5 million.























                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


12. Litigation

On June 30, 1989, Holdings acquired all of the outstanding shares of Silgan for $6.50 per share (the "Merger"). Contemporaneous with the Merger, certain holders of 1,050,000 shares of Silgan Class B common stock filed two actions in the Court of Chancery of the State of Delaware ("Chancery Court") alleging that Silgan and certain affiliates, officers and directors breached fiduciary duties in implementing the Merger. One of the actions was voluntarily dismissed without prejudice of the right to reinstate the action upon the conclusion of the appraisal proceeding described below. The second action was dismissed following settlement.

The same Silgan stockholders also sought appraisal of the value of their shares pursuant to Section 262 of the Delaware General Corporation Law. Following discovery and settlement with the holders of 650,000 shares for $6.9 million, including interest, trial of the appraisal with respect to the remaining 400,000 shares of Class B common stock was conducted during the week of November 28, 1994. Post-trial briefing is scheduled to be completed on April 17, 1995.

Management believes that the consideration offered in the Merger fully reflected the value of Silgan's Class B common stock and that the ultimate resolution of the appraisal proceeding will not have a material effect on the financial condition or results of operations of the Company or Holdings.

Additionally, a complaint was filed by parties who are limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF") against a number of defendants including Silgan and Holdings. The complaint alleges, among other things, that the general partners of MSLEF breached duties owed to the limited partners by selling MSLEF's investment in Silgan at a grossly inadequate price. The Court dismissed all claims against Silgan and Holdings related to this action on January 14, 1993, and subsequently upheld that dismissal after the plaintiff filed a motion for reargument. Because this complaint continues against certain other defendants, the plaintiff's right to appeal the dismissal of the claims against Silgan and Holdings has not yet expired.

Management believes that there is no factual basis for the allegations and claims contained in the complaint. Management also believes that the lawsuit is without merit and they intend to defend the lawsuit vigorously. In addition, management believes that the ultimate resolution of these matters will not have a material effect on the financial condition or results of operations of Silgan or Holdings.












                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


12.  Litigation (continued)

Other than the actions mentioned above there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or to which any of its properties are subject.


13.  Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years (in millions):

                             Net    Oper.  Identifiable Dep. &    Capital
                            Sales  Profit    Assets     Amort.    Expend.
1994
Metal container & other(1) $657.1   $67.0(2)  $335.9    $23.1     $16.9
Plastic container           204.3     9.4(2)   162.8     14.1      12.3
  Consolidated             $861.4   $76.4     $498.7    $37.2     $29.2

1993
Metal container & other(1) $459.2   $42.3    $324.5     $17.3     $25.3
Plastic container           186.3     0.6     165.9      16.5      17.2
  Consolidated             $645.5   $42.9    $490.4     $33.8     $42.5

1992
Metal container & other(1) $437.4   $40.7    $218.7     $16.4     $14.5
Plastic container           192.6     2.3     161.2      15.4       9.0
  Consolidated             $630.0   $43.0    $379.9     $31.8     $23.5

(1) Includes folding carton sales which are not significant enough to be reported as a separate segment.
(2) Excludes charge for reduction in carrying value of assets of $7.2 million for metal container segment and $9.5 million for plastic container segment.



















                            SILGAN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1994, 1993 AND 1992


13. Business Segment Information (continued)

Operating profit  is  reconciled  to  income  before  tax  as  follows  (in millions):
                                        1994      1993      1992
     Operating profit                  $76.4     $42.9     $43.0
     Reduction in carrying
       value of assets                  16.7       -         -
     Interest and other
       corporate expense                36.6      28.3      27.1
     Income before income taxes        $23.1     $14.6     $15.9

Identifiable  assets  are  reconciled  to  total  assets  as  follows   (in
millions):
                                        1994      1993      1992
     Identifiable assets              $498.7    $490.4    $379.9
     Corporate assets                    2.0       1.7       2.3
        Total assets                  $500.7    $492.1    $382.2

Metal container and other segment sales to Nestle accounted for 25.9%, 34.1% and 36.5%, of net sales during the years ended December 31, 1994, 1993 and 1992, respectively. Similarly, sales to Del Monte accounted for 21.4% of net sales during the year ended December 31, 1994. At December 31, 1994 and 1993, 12.6% and 12.6% of the accounts receivable balance was due from Nestle and at December 31, 1994, 21.9% of the accounts receivable balance was due from Del Monte.






























                                                                 SCHEDULE I

          CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                         CONDENSED BALANCE SHEETS
                        December 31, 1994 and 1993
                          (Dollars in thousands)

ASSETS
                                                   1994        1993
Current assets:
   Cash and cash equivalents                    $    17     $    19
   Other current assets                             -           114
     Total current assets                            17         133

Investment in and other amounts due
   from subsidiary                               69,526      58,983
Notes receivable-subsidiary                       1,489       1,489
Debt issuance costs                               5,372       6,043
                                                $76,404     $66,648

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                            $  4,963    $ 10,291
   Amount payable to subsidiary                   1,244         606
      Total current liabilities                   6,207      10,897

Discount debentures                             228,195     200,718

Deficiency in stockholders' equity:
   Common stock                                      12          12
   Additional paid-in capital                    33,606      33,606
   Accumulated deficit                         (191,616)   (178,585)
      Total deficiency in stockholders'
      equity                                   (157,998)   (144,967)
                                               $ 76,404    $ 66,648




  See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                  appearing elsewhere in this Form 10-K.



















                                                                 SCHEDULE I


          CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                    CONDENSED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                              1994      1993      1992

Net Sales                                  $   -     $   -     $   -

Cost of goods sold                             -         -         -

  Gross profit                                 -         -         -

Selling, general and administrative
  expenses                                     838       674       536

  Loss from operations                        (838)     (674)     (536)

Equity in earnings of consolidated
  subsidiaries                              17,454     5,028     1,857

Interest expense and other related
  financing costs                          (29,647)  (26,339)  (30,710)

Interest income                                -           2       536

  Loss before income taxes                 (13,031)  (21,983)  (28,853)

Income tax provision                           -         -         -

  Loss before extraordinary charges        (13,031)  (21,983)  (28,853)

Extraordinary charges relating to
  early extinguishment of debt                 -         -     (14,522)

  Net loss                                $(13,031) $(21,983) $(43,375)



  See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                  appearing elsewhere in this Form 10-K.

















                                                                 SCHEDULE I

          CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                              1994      1993      1992

Cash flows from operating activities:      $    (2)  $  (196) $(18,921)

Cash flows from investing activities:
   Investment in subsidiary                    -     (15,000)      -
   Cash dividend received from subsidiary    6,911       -      15,724
      Net cash provided (used) by
        investing activities                 6,911   (15,000)   15,724

Cash flows from financing activities:
   Proceeds from issuance of common stock      -      15,000       -
   Proceeds from issuance of discount
      debentures                               -         -     165,435
   Redemption of reset debentures              -         -    (181,588)
   Repayment of advance to subsidiary          -         -      25,200
   Payments to former shareholders
      of Silgan                             (6,911)      -         -
   Debt financing costs                        -         -      (7,050)
      Net cash provided (used) by
        financing activities                (6,911)   15,000     1,997

Net decrease in cash and cash
   equivalents                                  (2)     (196)   (1,200)

Cash and cash equivalents at
   the beginning of year                        19       215     1,415

Cash and cash equivalents at
   end of year                             $    17   $    19   $   215



  See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                     appearing elsewhere in this Form 10-K.



















                                                                 SCHEDULE I


           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                         CONDENSED BALANCE SHEETS
                        December 31, 1994 and 1993
                          (Dollars in thousands)

ASSETS
                                                   1994        1993
Current assets:
   Cash and cash equivalents                   $    155    $     61
   Notes receivable-subsidiaries                 21,968      39,850
   Interest receivable-subsidiaries               1,699         810
   Other current assets                             -           214
     Total current assets                        23,822      40,935

Investment in and other amounts due
   from subsidiaries                             70,947      37,104
Notes receivable-subsidiaries                   286,640     305,072
Amount receivable from parent                     1,244         607
Other assets                                        793         950
                                               $383,446    $384,668

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of term loans               $ 21,968    $ 20,000
   Accrued interest payable                       1,699         763
   Accrued expenses                                 356       1,268
      Total current liabilities                  24,023      22,031

Long-term debt                                  282,568     305,000
Amounts payable to subsidiaries                  11,148       3,123
Other long-term liabilities                       2,362       1,711

Stockholder's equity:
   Common stock                                     -           -
   Additional paid-in capital                    69,535      64,135
   Retained earnings (deficit)                   (6,190)    (11,332)
      Total stockholder's equity                 63,345      52,803
                                               $383,446    $384,668


   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.















                                                                 SCHEDULE I

           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                              1994      1993      1992

Net Sales                                  $   -     $   -     $   -

Cost of goods sold                             -         -         -

  Gross profit                                 -         -         -

Selling, general and administrative
  expenses                                     543       368       239

  Loss from operations                        (543)     (368)     (239)

Equity in earnings (losses) of
  consolidated subsidiaries                 13,445    (7,570)    6,148

Other income (expense)                        (651)    1,480       832

Interest expense and other related
  financing costs                          (30,039)  (19,899)  (21,429)

Interest income-subsidiaries                29,841    23,940    19,313

  Income (loss) before income taxes         12,053    (2,417)    4,625

Income tax provision                           -         -         -

  Income (loss) before extraordinary
     charges                                12,053    (2,417)    4,625

Extraordinary charges relating to
  early extinguishment of debt                 -        (130)      (23)

  Net income (loss)                         12,053    (2,547)    4,602

Preferred stock dividend requirements          -         -       2,745

  Net income (loss) applicable
     to common stockholder                 $12,053   $(2,547) $  1,857

   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.












                                                                 SCHEDULE I

           CONDENSED FINANCIAL INFORMATION OF SILGAN CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)

                                                1994      1993      1992

Cash flows from operating activities:       $  7,005   $   359  $  1,825

Cash flows from investing activities:
   (Increase) decrease in notes
      receivable-subsidiaries                 35,462  (117,515)  (39,323)
   (Increase) decrease in investment
      in subsidiaries                        (14,998)      -      30,008
   Cash dividends received from
      subsidiaries                               -         -      16,861
      Net cash provided (used) by
         investing activities                 20,464  (117,515)    7,546

Cash flows from financing activities:
   Proceeds from issuance of long-term debt      -     140,000   185,000
   Reduction of long-term debt               (20,464)  (37,985) (120,827)
   Repayment of advance from Parent              -         -     (25,200)
   Capital contribution by Parent                -      15,000       -
   Payments to former shareholders            (6,911)      -         -
   Dividend to Parent                            -         -     (15,724)
   Redemption of preferred stock                 -         -     (30,008)
   Cash dividends paid on preferred stock        -         -      (1,137)
   Debt financing costs                          -         -      (1,301)
      Net cash provided (used) by
        financing activities                 (27,375)  117,015    (9,197)

Net increase (decrease) in cash
   and cash equivalents                           94      (141)      174

Cash and cash equivalents at
   the beginning of year                          61       202        28

Cash and cash equivalents at
   end of year                              $    155   $    61  $    202



   See Notes to Consolidated Financial Statements for Silgan Corporation
                  appearing elsewhere in this Form 10-K.













                                                                SCHEDULE II


                            SILGAN CORPORATION
              SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
           For the years ended December 31, 1994, 1993 and 1992
                           (Dollars in thousands)

Column A            Column B         Column C         Column D    Column E
                                     Additions
                                            Charged
                    Balance at  Charged to  to other               Balance
                    beginning   costs and   accounts  Deductions  at end of
Description         of period    expenses   describe  describe(1)  period

For the year ended
  December 31, 1992:

  Allowance for
    doubtful accounts
    receivable         $  925      $  815     $   -      $   97    $1,643


For the year ended
  December 31, 1993:

  Allowance for
    doubtful accounts
    receivable         $1,643      $   91     $   -      $  650    $1,084


For the year ended
  December 31, 1994:

  Allowance for
    doubtful accounts
    receivable         $1,084      $  621     $   58     $  206    $1,557



(1)  Uncollectible accounts written off, net of recoveries.






















                             INDEX TO EXHIBITS



        Exhibit No.                       Exhibit

            27.                   Financial Data Schedule

