Form 10-Q
period 1995-03-31
SILGAN HOLDINGS INC
filed 1995-05-15
CIK 849869

Page 1 of 12
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1995 or

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

                           Yes [ X ]   No [   ]

As of May 10, 1995, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

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

                           SILGAN HOLDINGS INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                          March 31,  March 31,  Dec. 31,
                                            1995       1994       1994
                                         (unaudited)(unaudited)(audited)
ASSETS
Current assets:
  Cash and cash equivalents                $  1,352  $  2,687  $  2,682
  Accounts receivable, net                   75,205    68,188    65,229
  Inventories                               148,501   124,009   122,429
  Prepaid expenses and other current
   assets                                     5,225     3,598     8,044
     Total current assets                   230,283   198,482   198,384

Property, plant and equipment, net          251,832   285,738   251,810
Goodwill, net                                29,699    23,878    30,009
Other assets                                 22,675    25,007    24,618
                                           $534,489  $533,105  $504,821

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                   $ 50,416  $ 48,665  $ 36,845
  Accrued payroll and related costs          28,207    25,263    26,019
  Accrued interest payable                    5,713     6,250     1,713
  Accrued expenses and other current
   liabilities                               25,136    21,391    22,505
  Bank working capital loans                 15,200     5,800    12,600
  Current portion of long-term debt          19,514    20,000    21,968
     Total current liabilities              144,186   127,369   121,650

Long-term debt                              518,280   512,328   510,763
Deferred income taxes                         7,060     7,319     6,836
Other long-term liabilities                  24,381    33,300    23,570

Deficiency in stockholders' equity:
  Common stock                                   12        12        12
  Additional paid-in capital                 33,606    33,606    33,606
  Accumulated deficit                      (193,036) (180,829) (191,616)
     Total deficiency in stockholders'
     equity                                (159,418) (147,211) (157,998)
                                           $534,489  $533,105  $504,821

                         See accompanying notes.


                                                               Page 3 of 12
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                      Three Months Ended

                                                     March 31, March 31,
                                                       1995       1994

Net sales                                            $203,264  $186,243

Cost of goods sold                                    174,265   163,520

  Gross profit                                         28,999    22,723

Selling, general and administrative expenses           10,168     8,745

  Income from operations                               18,831    13,978

Interest expense and other related
    financing costs                                    17,251    15,647

  Income (loss) before income taxes                     1,580    (1,669)

Income tax provision                                    3,000       575

  Net loss                                           $ (1,420) $ (2,244)











                         See accompanying notes.


                                                               Page 4 of 12
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                     Three Months Ended
                                                     March 31,  March 31,
                                                       1995       1994
Cash flows from operating activities:
  Net loss                                           $ (1,420) $ (2,244)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation                                       8,333     9,376
     Amortization                                       1,766     1,774
     Other items                                           35       276
     Accretion of discount on discount debentures       7,517     6,610
     Changes in assets and liabilities:
          (Increase) in accounts receivable           (10,025)  (23,878)
          (Increase) in inventories                   (26,072)  (15,356)
          Increase in trade accounts payable           13,571    16,752
          Increase in accrued interest payable          4,000     5,467
          Other, net                                    5,960     6,507
            Total adjustments                           5,085     7,528
     Net cash provided by operating activities          3,665     5,284

Cash flows from investing activities:
  Capital expenditures                                 (8,359)   (4,896)
  Proceeds from sale of assets                          3,218       -
     Net cash used in investing activities             (5,141)   (4,896)

Cash flows from financing activities:
  Borrowings under working capital loans               89,710    33,750
  Repayments under working capital loans              (87,110)  (30,150)
  Repayment of term loans                              (2,454)      -
  Payments to former shareholders of Silgan               -      (1,525)
     Net cash provided by financing activities            146     2,075

Net increase (decrease) in cash and cash equivalents   (1,330)    2,463
Cash and cash equivalents at beginning of year          2,682       224
Cash and cash equivalents at end of period           $  1,352  $  2,687

Supplementary data:
  Interest paid                                      $  4,304  $  1,786
  Income taxes paid                                     2,648       138


                         See accompanying notes.


                                                               Page 5 of 12
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1995 and 1994 and for the
                  three months then ended is unaudited)
                          (Dollars in thousands)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of March 31, 1995 and 1994 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.

Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of such assets and to better align the Company's depreciable lives with the predominate practice in its industry. The change had the effect of decreasing depreciation expense for the first quarter of 1995 by $1.5 million and increasing net income by $1.3 million.

Pursuant to an organization agreement, each of the holders of the Class A Common Stock, upon death or permanent disablement, had the right to require Holdings to acquire his shares at fair market value. Since this option expired on June 30, 1994, the financial statements at March 31, 1994 have been retroactively adjusted to reflect the reclassification of the put option liability to equity.


                                                               Page 6 of 12
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at March 31, 1995 and 1994 and for the
                  three months then ended is unaudited)
                          (Dollars in thousands)


2.  Inventories

Inventories consisted of the following:
                                        March 31,  March 31,  Dec. 31,
                                           1995      1994       1994

Raw materials and supplies              $ 32,446   $ 27,274   $ 40,196
  Work-in-process                         24,890     20,481     19,045
  Finished goods                          96,462     74,444     63,409
                                         153,798    122,199    122,650
  Adjustment to value inventory
    at cost on the LIFO Method            (5,297)     1,810       (221)
                                        $148,501   $124,009   $122,429


                                                               Page 7 of 12
Item 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared with
Three Months Ended March 31, 1994

Summary results for the Company's two business segments, metal and plastic containers, for the three months ended March 31, 1995 and 1994 are provided below.
                                                     March 31
                                                 1995         1994
                                                   (In millions)
       Net sales:
          Metal containers & other             $144.7        $136.3
          Plastic containers                     58.6          50.0
            Consolidated                       $203.3        $186.3

       Operating profit:
          Metal containers & other             $ 15.9        $ 12.2
          Plastic containers                      4.3           2.0
          Corporate expense                      (1.4)         (0.2)
            Consolidated                       $ 18.8        $ 14.0


For interim reporting purposes, the accounting period for the metal container business ends on the last Friday of the month. As a result, the 1995 operating results for the metal container business include activity for six more days than in 1994, which had the effect of increasing both sales and income for this segment. The accounting period for the plastic container business ends on the last day of each month, and, accordingly, it reported activity for the same period in both 1995 and 1994.

Consolidated net sales increased $17.0 million, or 9.1%, to $203.3 million for the three months ended March 31, 1995, as compared to $186.3 million for the same period in 1994. This increase resulted from the generation of greater sales by the plastic container business, along with the additional sales realized by the metal container business because of its longer reporting period.


                                                               Page 8 of 12
RESULTS OF OPERATIONS (continued)

Net sales for the metal container business (including paper containers) were $144.7 million for the three months ended March 31,1995, an increase of $8.4 million (6.2%) over net sales of $136.3 million for the same period in 1994. As compared to the first three months of the prior year, net sales of metal cans increased $9.3 million (6.5%) for the first three months of 1995 due to greater unit volume. Sales to the Nestle Food Company ("Nestle") increased $8.5 million (16.8%) due to an increase in unit sales for most product lines of Nestle's business, while sales to Del Monte Corporation ("Del Monte") were $4.7 million (13.2%) higher than 1994 because first quarter 1994 sales were reduced to adjust for excess finished goods inventory acquired upon the purchase in December 1993 of Del Monte's container manufacturing business in the United States ("DM Can"). Sales to other customers decreased $3.9 million (8.2%) principally due to the earlier shipment of containers to certain vegetable pack customers in 1994. Sales of paper containers included in the metal container segment declined $0.9 million to $2.1 million during 1995.

Net sales for the plastic container business of $58.6 million during the three months ended March 31, 1995 increased $8.6 million, or 17.2%, over net sales of plastic containers of $50.0 million for the same period in 1994. This increase was attributable to both higher average sales prices due to the pass through of higher resin costs and increased unit sales to new and existing customers.

Cost of goods sold was 85.7% of consolidated net sales ($174.3 million) for the three months ended March 31, 1995, a decrease of 2.1 percentage points, as compared to 87.8% of consolidated net sales ($163.5 million) for the same period in 1994. The decrease in cost of goods sold as a percentage of consolidated net sales principally resulted from lower per unit manufacturing costs realized on higher sales and production volumes, improved manufacturing efficiencies resulting from capital investment and the incurrance of lower depreciation expense.

Selling, general and administrative expenses as a percentage of consolidated net sales were 5.0% ($10.2 million) for the three months ended March 31, 1995, an increase of 0.3 percentage points, compared with 4.7% ($8.7 million) for the same period in 1994. This increase principally resulted from increased administrative requirements associated with DM Can, for which the Company did not fully staff until after the first quarter of 1994, and increased corporate legal and administrative costs.


                                                               Page 9 of 12
RESULTS OF OPERATIONS (continued)

Income from operations as a percentage of consolidated net sales increased
1.8 percentage points to 9.3% ($18.8 million) for the three months ended March 31, 1995, compared with 7.5% ($14.0 million) for the same period in 1994. The increase in income from operations as a percentage of sales was principally attributable to the aforementioned improvement in gross margin.

Income from operations as a percentage of net sales for the metal container business increased 2.1 percentage points to 11.0% ($15.9 million) during the first three months of 1995, as compared to the same period in the prior year, principally due to lower per unit manufacturing costs realized on greater unit volume and improved manufacturing efficiency as a result of capital investment. Income from operations as a percentage of net sales attributable to the plastic container business for the three months ended March 31, 1995 was 7.3% ($4.3 million), as compared to 4.1% ($2.0 million) for the same period in 1994. The improved operating performance of the plastic container business resulted from improved manufacturing efficiency and from increased unit volume.

Interest expense increased by approximately $1.6 million to $10.2 million for the three months ended March 31, 1995. The increase resulted from higher average borrowing rates and greater accretion of interest on the discount debentures offset, in part, by lower average outstanding bank borrowings.

The provisions for income taxes for the three months ended March 31, 1995 and 1994 were comprised of federal, state and foreign income taxes currently payable. The provision for income taxes for the first quarter of 1995 increased because the Company fully utilized its alternative minimum tax net operating loss carryovers in 1994 and, therefore, is subject to tax at the rate of 20% on its alternative minimum taxable income.

As a result of the items discussed above, the net loss for the three months ended March 31, 1995 was $1.4 million, $0.8 million less than the net loss for the three months ended March 31, 1994 of $2.2 million.


                                                              Page 10 of 12
CAPITAL RESOURCES AND LIQUIDITY

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

For the first three months of 1995, capital expenditures of $8.3 million and the repayment of $2.5 million of term loans were funded through the borrowing of $2.6 million of working capital loans, cash provided from operations of $3.7 million, proceeds of $3.2 million realized from the sale of assets, and the use of $1.3 million of outstanding cash balances. The Company's earnings before depreciation, interest, taxes and amortization for the three months ended March 31, 1995 increased by $4.1 million over the same period in the prior year to $28.0 million. However, cash provided by operations during the first three months of 1995 declined slightly from the same period in 1994 because there was a greater increase in working capital needs in 1995. During the first three months of 1995, working capital needs increased due to increased accounts receivable as a result of greater sales and increased inventories as a result of the planned 1995 acceleration of finished goods production.

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short term indebtedness to finance its working capital requirements, and it is expected that approximately $40.0 million of the Company's working capital revolver, including letters of credit, will be utilized at its peak in July 1995.

As of March 31, 1995, the outstanding principal amount of working capital loans was $15.2 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $49.1 million.


                                                              Page 11 of 12

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                 Description
     27                  Financial Data Schedule.

(b)  Reports on Form 8-K

None.


                                                              Page 12 of 12

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN HOLDINGS INC.


Dated:  May 12, 1995                    /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  May 12, 1995                    /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)