Form 10-Q
period 1995-09-30
SILGAN HOLDINGS INC
filed 1995-11-14
CIK 849869

Page 1 of 20

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1995 or

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

                           Yes [ X ]   No [   ]

As of November 13, 1995, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

          Classes of shares of                         Number of
common stock outstanding, $0.01 par value          shares outstanding

                Class A                                 417,500
                Class B                                 667,500
                Class C                                  50,000


                                                               Page 2 of 20
Part I. Financial Information
Item 1. Financial Statements

                           SILGAN HOLDINGS INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                          Sept. 30,  Sept. 30,  Dec. 31,
                                            1995       1994       1994
                                         (unaudited)(unaudited)(audited)
ASSETS
Current assets:
  Cash and cash equivalents              $    3,860  $  2,472  $  2,682
  Accounts receivable, net                  268,469   108,612    65,229
  Inventories                               196,584   100,993   122,429
  Prepaid expenses and other current
   assets                                    21,142     4,191     8,044
     Total current assets                   490,055   216,268   198,384

Property, plant and equipment, net          496,392   279,523   251,810
Goodwill, net                                53,966    23,518    30,009
Other assets                                 32,491    26,708    24,618
                                         $1,072,904  $546,017  $504,821

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                 $   96,159  $ 50,536  $ 36,845
  Accrued payroll and related costs          35,400    25,382    26,019
  Accrued interest payable                   10,449     5,325     1,713
  Accrued expenses and other current
   liabilities                               41,369    19,203    22,505
  Bank working capital loans                184,000       850    12,600
  Current portion of long-term debt           7,250    20,000    21,968
     Total current liabilities              374,627   121,296   121,650

Long-term debt                              772,292   521,064   510,763
Deferred income taxes                         6,836     7,362     6,836
Other long-term liabilities                  77,171    33,053    23,570

Deficiency in stockholders' equity:
  Common stock                                   12        12        12
  Additional paid-in capital                 33,606    33,606    33,606
  Accumulated deficit                      (191,640) (170,376) (191,616)
     Total deficiency in stockholders'
     equity                                (158,022) (136,758) (157,998)
                                         $1,072,904  $546,017  $504,821

                         See accompanying notes.


                                                               Page 3 of 20
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                      Three Months Ended

                                                     Sept. 30, Sept. 30,
                                                       1995       1994

Net sales                                            $406,515  $286,037

Cost of goods sold                                    364,832   249,596

  Gross profit                                         41,683    36,441

Selling, general and administrative expenses           13,366     9,245

  Income from operations                               28,317    27,196

Interest expense and other related
    financing costs                                    22,925    16,763

  Income before income taxes                            5,392    10,433

Income tax provision                                    1,700     1,475

  Income before extraordinary charge                    3,692     8,958

Extraordinary charge relating to early
  extinguishment of debt, net of taxes                  5,837       -

  Net income (loss)                                  $ (2,145) $  8,958










                         See accompanying notes.


                                                               Page 4 of 20

                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                              (In thousands)


                                                      Nine Months Ended

                                                     Sept. 30, Sept. 30,
                                                       1995       1994

Net sales                                            $811,505  $673,240

Cost of goods sold                                    710,975   585,729

  Gross profit                                        100,530    87,511

Selling, general and administrative expenses           31,095    27,684

  Income from operations                               69,435    59,827

Interest expense and other related
    financing costs                                    57,722    48,693

  Income before income taxes                           11,713    11,134

Income tax provision                                    5,900     2,925

  Income before extraordinary charge                    5,813     8,209

Extraordinary charge relating to early
  extinguishment of debt, net of taxes                  5,837       -

  Net income (loss)                                  $    (24) $  8,209






                         See accompanying notes.


                                                               Page 5 of 20
                           SILGAN HOLDINGS INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                       Nine Months Ended
                                                       Sept. 30, Sept. 30,
                                                          1995      1994
Cash flows from operating activities:
  Net income (loss)                                    $    (24) $  8,209
  Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation                                        27,233    27,469
     Amortization                                         5,321     5,043
     Other items                                          1,122       629
     Accretion of discount on discount debentures        21,931    20,346
     Extraordinary charge relating to early
       extinguishment of debt, net of taxes               5,837       -
     Changes in assets and liabilities:
       (Increase) in accounts receivable               (114,262)  (64,766)
       Decrease in inventories                           63,748     7,660
       Increase (decrease) in trade accounts payable     (4,863)   18,623
       Other, net                                        10,721     2,400
          Total adjustments                              16,788    17,404
     Net cash provided by operating activities           16,764    25,613

Cash flows from investing activities:
  Acquisition of ANC's Food Metal & Specialty business (347,052)      -
  Capital expenditures                                  (30,414)  (17,015)
  Proceeds from sale of assets                            3,398       -
     Net cash used in investing activities             (374,068)  (17,015)

Cash flows from financing activities:
  Borrowings under working capital loans                490,410   281,100
  Repayments under working capital loans (including
     $14,662 due from ANC at 9/30/95)                  (333,672) (282,450)
  Proceeds from issuance of long-term debt              450,000       -
  Repayment of long-term debt                          (227,256)   (5,000)
  Debt issuance costs                                   (21,000)      -
     Net cash provided (used) by financing activities   358,482    (6,350)

Net increase in cash and cash equivalents                 1,178     2,248
Cash and cash equivalents at beginning of year            2,682       224
Cash and cash equivalents at end of period             $  3,860  $  2,472

Supplementary data:
  Interest paid                                        $ 23,017  $ 18,938
  Income taxes paid                                       8,592     2,283
                         See accompanying notes.


                                                               Page 6 of 20
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at June 30, 1995 and 1994 and for the
           three months and six months then ended is unaudited)

1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of September 30, 1995 and 1994 and December 31, 1994, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1994.

Effective October 1, 1994, the Company extended the estimated useful lives of certain fixed assets to more properly reflect the true economic lives of such assets and to better align the Company's depreciable lives with the predominate practice in its industry. The change had the effect of decreasing depreciation expense for the nine months ended September 30, 1995 by $4.5 million and increasing net income by $3.1 million.

2.  Inventories

Inventories consisted of the following (in thousands):

                                        Sept. 30,  Sept. 30,  Dec. 31,
                                           1995      1994       1994
  Raw materials and supplies            $ 46,020   $ 27,973   $ 40,196
  Work-in-process                         22,588     15,907     19,045
  Finished goods                         132,804     56,133     63,409
                                         201,412    100,013    122,650
  Adjustment to value inventory
   at cost on the LIFO Method             (4,828)       980       (221)
                                        $196,584   $100,993   $122,429


                                                               Page 7 of 20
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information at September 30, 1995 and 1994 and for the
          three months and nine months then ended is unaudited)

3.   Acquisitions

On August 1, 1995, Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Holdings ("Containers"), acquired from American National Can Company ("ANC") substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal & Specialty business (the "Business"), which manufactures, markets and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The final purchase price for the assets acquired and the assumption of certain specified liabilities was $362.3 million in cash, which included $170.3 million for the net working capital of the Business. The acquisition has been accounted for as a purchase transaction and the results of operations have been included with the Company's results from the acquisition date. The total purchase cost was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values as determined from preliminary appraisals and valuations, and the excess ($25.0 million) was allocated to goodwill and is being amortized over 40 years using the straight line method.

As part of the acquisition, the Company intends to acquire the operations of the St. Louis, MO facility of ANC's Food Metal & Specialty business upon completion by ANC of a rationalization project at that facility. The Company anticipates that the St. Louis operation will be acquired by mid-1996 for an estimated purchase price of $15.2 million and related assumption of certain post-retirement benefit obligations for active employees. The aggregate purchase price of $362.3 million referred to above assumes that the purchase of this facility was coincident with the acquisition of the remainder of the Business.

In conjunction with the acquisition, Silgan Corporation, a wholly-owned subsidiary of Holdings ("Silgan"), and its subsidiaries entered into a $675.0 million credit facility pursuant to a new credit agreement (the "Credit Agreement"), the proceeds of which were used to finance the acquisition, to refinance in full amounts owing under the existing credit agreement and Silgan's $50.0 million Senior Secured Floating Rate Notes due 1997 (the "Secured Notes"), to repurchase a portion of Holdings' 13-
1/4% Senior Discount Debentures due 2002 (the "13-1/4% Debentures"), and to pay fees and expenses associated therewith. As a result of the early


                                                               Page 8 of 20
                           SILGAN HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information at September 30, 1995 and 1994 and for the
          three months and nine months then ended is unaudited)


extinguishment of certain amounts owed under its debt facilities, the Company incurred an aggregate pre-tax charge of $8.4 million for the write-off of unamortized deferred financing costs of $6.4 million and for premiums paid in connection with the repurchase of a portion of the 13-1/4% Debentures of $2.0 million.

The credit facility permits Silgan at any time prior to June 30, 1996 to borrow up to $75.0 million of working capital loans which may be advanced to Holdings to fund Holdings' repurchase of a portion of its 13-1/4% Debentures. During the third quarter, Silgan advanced $57.6 million to
Holdings to  fund  such  repurchases.    Silgan  intends  to  make further
advances of up to $17.4 million to fund additional repurchases by Holdings' of its 13-1/4% Debentures prior to June 30, 1996.

Set forth below is the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 1995 and 1994. The unaudited pro forma results of operations for the nine months ended September 30, 1995 include the historical results of the Business for the period ended July 31, 1995 and give effect to certain pro forma adjustments. The unaudited pro forma results of operations for the nine months ended September 30, 1994 include the historical results of the Business and the Company for such period and give effect to certain pro forma adjustments.

The pro forma adjustments to the historical results of operations reflect the effect of purchase accounting adjustments based upon preliminary appraisals and valuations, the financing of the acquisition and the refinancing of the Company's debt obligations and certain other adjustments as if these events had occurred as of the beginning of the periods presented. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on January 1, 1995 or 1994, or to project the Company's results of operations for any future period (in thousands):
                                                   September 30,
                                                1995          1994

          Net sales                        $1,113,982    $1,144,041
          Income from operations               97,025       100,872
          Income before income taxes           30,547        34,674
          Net income                           19,547        32,649


                                                               Page 9 of 20
Item 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The results of operations presented below include the operating results of ANC's Food Metal & Specialty business from August 1, 1995, its acquisition date. For segment reporting purposes, the acquired Business, which manufactures, markets and sells metal food containers and certain specialty items, principally metal caps and closures for food and beverage products, will be included in Containers' business and reported under the metal containers & specialty segment.

The acquisition of the Business provides the Company with the opportunity to realize cost reductions through both the integration of the selling, general and administrative operations of its existing metal container business with that of the Business and through production and manufacturing synergies of combined operations. The Company anticipates it will fully realize the benefit of integrating selling and administrative functions and certain manufacturing economies by early 1996. On the other hand, benefits which may be realized by rationalization of plant operations will not occur before 1997. Because of higher labor costs of the acquired Business and the fact that any benefits from plant rationalizations will not occur until after 1996, the Company expects that the gross margin for its metal container business will decline modestly from its historical rate.

Although employee termination costs associated with plant rationalizations and administrative workforce reductions and other plant exit costs associated with the acquired Business have been accrued through purchase accounting adjustments, the Company will be incurring other non-recurring costs during 1995 and 1996 which under current accounting pronouncements will be charged against operating income. These costs, which include redundant and one-time charges incurred for the integration of the selling and administrative functions as well as costs associated with plant rearrangement and clean-up, are estimated to approximate $4.0 million.

Because the Company sells food containers to vegetable and fruit processors, its sales are seasonal. A significant portion of sales to fresh-pack customers are made during the third quarter and are dependent upon crop yields. In 1995 poor weather conditions affected crop yields which resulted in a below-normal pack and, accordingly, lower sales of the Company's vegetable and fruit containers. By contrast, in 1994 growing conditions were ideal resulting in an above-average pack.


                                                              Page 10 of 20
RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared with
Three Months Ended September 30, 1994

Summary results for the Company's two business segments, metal and plastic containers, for the three months ended September 30, 1995 and 1994 are provided below.
                                                   September 30
                                                 1995         1994
                                                   (In millions)
       Net sales:
          Metal containers & specialty         $353.8        $233.2
          Plastic containers                     52.7          52.8
            Consolidated                       $406.5        $286.0

       Operating profit:
          Metal containers & specialty         $ 26.7        $ 24.9
          Plastic containers                      2.0           2.5
          Corporate                              (0.4)         (0.2)
            Consolidated                       $ 28.3        $ 27.2

Consolidated net sales of $406.5 million for the three months ended September 30, 1995 increased $120.5 million (42.1%) as compared with sales of $286.0 million for the same period in 1994. This increase resulted from net sales of $152.5 million generated by the Business since its acquisition, offset, in part, by a $32.0 million decline in net sales of metal containers to the Company's existing customer base. Net sales of plastic containers during the quarter were flat as compared with the same period in 1994.

Net sales for the metal container business (including its specialty business) were $353.8 million for the three months ended September 30,
1995, an increase of $120.6  million from net sales  of $233.2 million for
the same period  in 1994.   Excluding net  sales of  metal cans  of $139.7
million generated  by the  Business since  its  acquisition, net  sales of metal cans to  the Company's  customers were $199.2  million in  the three month period ended September  30, 1995, as compared  to $231.2 million for
the same period in 1994.   Net sales of metal cans  to Nestle Food Company
("Nestle") increased $0.3 million to $66.0 million, principally as a result of change in the mix of products sold and higher average sales prices reflecting the pass through of higher material costs, offset by a
decline in  unit  volume during  the  quarter.   Net  sales  to  Del Monte
Corporation ("Del Monte") decreased $22.8 million to $58.7 million principally due to significantly lower unit volume resulting from the below normal vegetable and fruit pack. For 1995, unseasonably wet and


                                                              Page 11 of 20
RESULTS OF OPERATIONS (continued)

cool weather followed by hot and dry summer conditions in the Midwest and wet weather in California during the spring season resulted in low crop yields. The below normal 1995 Midwest vegetable pack as compared to an above-average vegetable pack in 1994 and soft market conditions in certain other product lines, net of higher average sales prices, contributed to a decline of $9.5 million in sales of metal cans to other customers.

Sales of specialty items, principally metal closures, included in the metal container segment increased $12.9 million to $14.9 million during the three months ended September 30, 1995, as compared to the same period in 1994 due to the acquisition of the Business which generated sales of $12.8 million of specialty items during the quarter.

Net sales for the plastic container business of $52.7 million during the three months ended September 30, 1995 were flat as compared to sales for the same period in 1994. During the quarter, sales prices increased due to the pass through of higher resin costs but were offset by a modest decline in unit volume resulting from soft market conditions.

Cost of goods sold as a percentage of consolidated net sales was 89.7% ($364.8 million) for the three months ended September 30, 1995, an increase of 2.4 percentage points, as compared to 87.3% ($249.6 million) for the same period in 1994. The increase in cost of goods sold as a percentage of consolidated net sales principally resulted from increased per unit manufacturing costs realized by the Company's base business as a result of lower production and the liquidation of inventory built up earlier in the year in anticipation of normal third quarter demand which did not materialize due to the aforementioned below normal vegetable and fruit pack, lower margins realized on certain products due to competitive market conditions and inefficiencies caused by a work stoppage at one of the Company's existing California facilities. Due to factors discussed above, the gross margin percentage realized by the acquired Business for such period was comparable to the margin realized by the Company's existing business base.

Selling, general and administrative expenses as a percentage of consolidated net sales remained relatively flat at 3.3% ($13.4 million) for the three months ended September 30, 1995 as compared to 3.2% ($9.2 million) for the three months ended September 30, 1994. The Company expects its selling, general and administrative costs as a percentage of sales will decline by the end of the first quarter of 1996 as it integrates the selling and administrative operations of its existing metal container business with that of the acquired Business.


                                                              Page 12 of 20
RESULTS OF OPERATIONS (continued)

Income from operations as a percentage of consolidated net sales was 7.0% ($28.3 million) for the three months ended September 30, 1995 compared with 9.5% ($27.2 million) for the same period in 1994. The decrease in income from operations as a percentage of consolidated net sales was principally attributable to the aforementioned lower margins which largely resulted because of the inventory reduction as discussed above.

Income from operations as a percentage of net sales for the metal container business was 7.5% ($26.7 million) during the third quarter of 1995, as compared to 10.7% ($24.9 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales principally resulted from higher per unit manufacturing costs realized as a result of the inventory reduction as discussed above. Selling, general and administrative expenses as a percentage of sales remained flat with the historical rate because the increased costs were spread over the larger third quarter sales base.

Income from operations as a percentage of net sales attributable to the plastic container business for the three months ended September 30, 1995 was 3.8% ($2.0 million), as compared to 4.7% ($2.5 million) for the same period in 1994. Income from operations declined during the quarter, principally reflecting higher per unit manufacturing costs resulting from a reduction in production volumes in order to reduce inventories in response to lower customer requirements offset, in part, by continued control of manufacturing costs.

Interest expense was $22.9 million for the three months ended September 30, 1995, an increase of $6.2 million over the same period in the prior year. The increase was principally attributable to increased borrowings to finance the acquisition of the Business, offset, in part, by the benefit realized from the repurchase of a portion of the 13-1/4% Debentures with proceeds from the lower cost credit facility.

The provisions for income taxes for the three months ended September 30, 1995 and 1994 are comprised of federal, state and foreign taxes currently payable.

As a result of the items discussed above, income before the extraordinary charge for the three months ended September 30, 1995 was $3.7 million, as compared to $9.0 million for the three months ended September 30, 1994.

As a result of the refinancing of the Company's secured debt facilities and the repurchase of a portion of the 13-1/4% Debentures, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized debt costs related to the retired facilities and for premiums paid on the repurchase of the 13-1/4% Debentures.


                                                              Page 13 of 20
RESULTS OF OPERATIONS (continued)

Nine Months Ended September 30, 1995 Compared with
Nine Months Ended September 30, 1994

Summary results for the Company's two business segments, metal and plastic containers, for the nine months ended September 30, 1995 and 1994 are provided below.
                                                   September 30
                                                 1995         1994
                                                   (In millions)
       Net sales:
          Metal containers & specialty         $642.9        $522.3
          Plastic containers                    168.6         150.9
            Consolidated                       $811.5        $673.2

       Operating profit:
          Metal containers & specialty         $ 60.6        $ 54.4
          Plastic containers                      9.8           6.4
          Corporate                              (1.0)         (1.0)
            Consolidated                       $ 69.4        $ 59.8

Consolidated net sales of $811.5 million for the nine months ended September 30, 1995 increased $138.3 million (20.5%) as compared with sales of $673.2 million for the same period in 1994. This increase resulted from net sales of $152.5 million generated by the Business since its acquisition and a $17.7 million increase in sales of plastic containers offset, in part, by a decline in sales of metal containers to the Company's existing customer base of $31.9 million.

Net sales  for  the  metal  container  business  (including  its specialty business) were $642.9 million for the nine months ended September 30, 1995, an increase of $120.5 million from net sales of $522.3 million for
the same period  in 1994.   Excluding net  sales of  metal cans  of $139.7
million generated by the Business since its acquisition, net sales of metal cans to the Company's customers were $484.3 million during the nine month period ended September 30, 1995, as compared to $514.9 million for the same period in 1994. Net sales to Nestle increased $6.8 million to $174.4 million principally due to an increase in unit sales of pet food containers and slightly higher average sales prices due to the pass
through of  material cost  increases.   Net sales  to Del  Monte decreased
$16.3 million to $141.7 million due to lower unit volume resulting from the below normal 1995 vegetable and fruit pack, offset, in part, by slightly higher sales prices due to the pass through of material cost increases. Sales of metal cans to other customers declined $21.2 million as a result of lower demand for vegetable cans due to the below-normal 1995 Midwest vegetable pack and reduced demand for cans used in certain other product lines, offset, in part, by higher average sales prices.


                                                              Page 14 of 20
RESULTS OF OPERATIONS (continued)

Sales of specialty items included in the metal container segment increased $11.5 million to $19.0 million during the nine months ended September 30, 1995, as compared to the same period in 1994, due to the acquisition of the Business which generated sales of $12.8 million of specialty items since its acquisition.

Net sales for the plastic container business of $168.6 million during the nine months ended September 30, 1995 increased $17.7 million over net sales of $150.9 million for the same period in 1994. This increase was attributable to both higher average sales prices due to the pass through of higher resin costs and increased unit sales for new customer products offset, in part, by generally soft market conditions.

Cost of goods sold as a percentage of consolidated net sales was 87.6% ($711.0 million) for the nine months ended September 30, 1995, an increase of 0.6 percentage points, as compared to 87.0% ($585.7 million) for the same period in 1994. The increase in cost of goods sold as a percentage of consolidated net sales principally resulted from increased per unit manufacturing costs reflecting reduced production volumes, lower margins realized on certain products due to competitive market conditions and lower margins on sales by the acquired Business, offset by improved manufacturing efficiencies and lower indirect operating costs and depreciation expense.

Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.3 percentage points to 3.8% ($31.1 million) for the nine months ended September 30, 1995, as compared to 4.1% ($27.7 million) for the nine months ended September 30, 1994. The decrease in selling, general and administrative expense as a percentage of net sales resulted from continued cost control of the Company's base business.

Income from operations as a percentage of consolidated net sales was 8.6% ($69.4 million) for the nine months ended September 30, 1995 as compared with 8.9% ($59.8 million) for the same period in 1994. The decrease in income from operations as a percentage of consolidated net sales was attributable to the aforementioned decline in gross margins offset, in part, by the continued reduction of selling, general and administrative expenses as a percentage of sales.

Income from operations as a percentage of net sales for the metal container business was 9.4% ($60.6 million) for the nine months ended September 30, 1995, as compared to 10.4% ($54.4 million) for the same
period in the  prior year.   The decrease in  income from  operations as a


                                                              Page 15 of 20
RESULTS OF OPERATIONS (continued)

percentage of sales principally resulted from higher per unit manufacturing costs realized on lower production volume and lower margins realized on sales by the acquired Business offset, in part, by lower selling and administrative expenses realized on the larger sales base.

Income from operations as a percentage of net sales attributable to the plastic container business for the nine months ended September 30, 1995 was 5.8% ($9.8 million), as compared to 4.2% ($6.4 million) for the same period in 1994. The improved operating performance of the plastic containers business resulted from improved manufacturing efficiencies realized as a result of capital investment.

Interest expense increased $9.0 million to $57.7 million for the nine months ended September 30, 1995 principally as a result of increased borrowings to finance the acquisition of the Business and slightly higher average interest rates, offset, in part, by the benefit realized from the repurchase of a portion of the 13-1/4% Debentures with proceeds from the lower cost credit facility.

The provisions for income taxes for the nine months ended September 30, 1995 and 1994 were comprised of federal, state and foreign income taxes currently payable. The provision for income taxes for the nine months ended September 30, 1995 increased over the same period in the prior year because the Company fully utilized its alternative minimum tax net operating loss carryovers in 1994 and, therefore, is subject to tax at the rate of 20% in 1995 on its alternative minimum taxable income.

As a result of the items discussed above, income before the extraordinary charge for the nine months ended September 30, 1995 was $5.8 million, as compared to $8.2 million for the nine months ended September 30, 1994.


                                                              Page 16 of 20
CAPITAL RESOURCES AND LIQUIDITY

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

On August 1, 1995, Silgan, Containers and Silgan Plastics Corporation, a wholly-owned subsidiary of Silgan, entered into a $675.0 million credit facility with various banks to finance the acquisition by Containers of ANC's Food Metal & Specialty business, to refinance and repay in full all amounts owing under their existing credit agreement and the Secured Notes and to repurchase a portion of the 13-1/4% Debentures. The Credit Agreement provides the Company with $225.0 million of A Term loans, $225.0 million of B Term loans and a working capital facility which will provide the Company with borrowing availability of up to $225.0 million. With the proceeds received from the Credit Agreement, the Company (i) repaid $117.1 million of term loans under its previous credit agreement, (ii) repaid in full $50.0 million of its Secured Notes, (iii) acquired from ANC substantially all of the fixed assets and working capital of ANC's Food Metal & Specialty business for $347.1 million (excluding $15.2 million for the St. Louis operations which the Company expects to purchase by mid-
1996), and (iv) incurred debt issuance costs of $21.0 million.

The  Credit  Agreement  provides   the  Company  with  improved   financial
flexibility by (i) enabling Silgan to transfer funds to Holdings for payment by Holdings of cash interest on the 13-1/4% Debentures, (ii) extending the maturity of the Company's secured debt facilities by repaying amounts outstanding under the existing credit agreement and the Secured Notes, (iii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, and
(iv) lowering Holdings' consolidated average cost of indebtedness by permitting Silgan to advance up to $75.0 million to Holdings with borrowings under the Credit Agreement, which amounts are to be used by Holdings to repurchase a portion of the 13-1/4% Debentures. Silgan will fund such advances to Holdings through borrowings of working capital loans under the Credit Agreement. The commitment under the Credit Agreement for working capital loans was initially $150.0 million, and increases at the time and by the amount of any such advances made by Silgan (up to a maximum commitment of $225.0 million). During the third quarter, Silgan advanced
$57.6 million to Holdings  for the repurchase by  Holdings of a portion  of


                                                              Page 17 of 20
CAPITAL RESOURCES AND LIQUIDITY (continued)

its outstanding 13-1/4% Debentures, thereby increasing the commitment under the revolving credit facility to $207.6 million. Silgan intends to fund further advances to Holdings of up to $17.4 million through borrowings of working capital loans to enable Holdings to make additional repurchases of its 13-1/4% Debentures prior to June 30, 1996.

For the first nine months of 1995, exclusive of amounts paid for the purchase of the Business (including acquired working capital), cash generated from operations of $16.8 million, net borrowings of $28.7 million of working capital loans, and proceeds of $3.4 million realized from the sale of assets were used to fund capital expenditures of $30.4 million, repay $2.6 million of term loans, and increase cash balances by $1.2 million. Additionally, in conjunction with the acquisition of the Business, ANC agreed to provide transitional administrative services to Containers for a period of up to one year. Under this agreement, ANC collects and disburses cash for the acquired Business. Semi-monthly transfers are made by the Company to ANC to repay excess disbursements or by ANC to the Company to refund excess collections, as the case may be. At September 30, 1995, ANC owed the Company $14.7 million.

The Company's earnings before depreciation, interest, taxes and amortization ("EBITDA") for the nine months ended September 30, 1995 increased by $10.5 million over the same period in the prior year to $99.4 million. The increase in EBITDA reflected the generation of additional cash earnings of the acquired Business since its acquisition on August 1, 1995, offset by a slight decline in cash earnings of the Company's existing business principally due to the below normal 1995 vegetable and fruit pack.

Because the  Company sells  metal containers  used in  vegetable and  fruit
processing, its  sales  are  seasonal.   As  is  common  in  the  packaging
industry, the Company must  access working capital  to build inventory  and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by
year end.   Due to  this seasonality,  as well  as the  acquisition of  the
Business, the components of working capital increased significantly in  the
nine months ended  September 30, 1995.   For the  Company's base  business,
trade receivables and inventories increased $13.5 million and $7.0 million, respectively, while trade payables declined $11.1 million at September 30,
1995 as compared to  September 30, 1994.   The remainder  of the change  in
these working capital components at September 30, 1995 as compared to September 30, 1994 related to the acquired Business. At September 30, 1995 the trade receivable balance  of the acquired  Business was $149.8  million
($90.2  million   on   the  acquisition   date),   the  inventory   balance


                                                              Page 18 of 20
CAPITAL RESOURCES AND LIQUIDITY (continued)

was   $88.6   million  ($137.9  million   on   the  acquisition date),  and
the trade payable balance was $56.8 million ($64.2 million on the acquisition date.) The Company expects that at year-end the net working capital of the acquired Business will approximate $65.0 to $70.0 million.

The acquisition of ANC's Food Metal & Specialty business increased the Company's seasonal metal containers business and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million (subject to the limitation as discussed above). On September 30, 1995, the outstanding principal amount of working capital loans, which represented the Company's seasonal peak, was $184.0 million. Subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $18.2 million. The Company anticipates that cash generated from operations during the fourth quarter will be used to reduce its outstanding working capital loan balance to near zero by December 31, 1995.

In addition to its operating needs, the Company's cash requirements over the next several years consist primarily of (i) annual capital expenditures of $50.0 to $60.0 million, (ii) principal amortization payments of term loans under the Credit Agreement of $7.3 million, $27.3 million, $37.3 million, $52.3 million and $52.3 million over the next five years, respectively, (iii) expenditures of approximately $30.0 million over the next two years associated with plant rationalizations and administrative workforce reductions, other plant exit costs and employee relocation costs of the acquired Business, (iv) the Company's interest requirements (including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, and the term loans, all of which bear fluctuating rates of interest, and the 11-3/4% Notes), (v) semi-annual cash interest payments of up to $14.1 million (which amount may be reduced depending upon the actual amount of 13-1/4% Debentures repurchased) on the 13-1/4% Debentures commencing in December 1996, and (vi) payments of approximately $13.0 million for federal and state tax liabilities in 1996 (assuming the redemption of the remainder of the 13-1/4% Debentures at maturity) and increasing annually thereafter.

Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements for the foreseeable future.


                                                              Page 19 of 20

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                 Description
     27                  Financial Data Schedule.

(b)  Reports on Form 8-K

On August 2, 1995, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding its press release for its new credit agreement.

On August 14, 1995, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the acquisition of the Food Metal & Specialty business of American National Can Company, and its new credit agreement.

On September 27, 1995, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the resolution of the shareholder appraisal proceedings with respect to the June 30, 1989 merger.

On October 16, 1995, Silgan Holdings Inc. filed a Form 8-K/A amending its Current Report on Form 8-K filed August 14, 1995 to append thereto certain financial statements of the Business and certain pro forma financial information of Silgan Holdings Inc.


                                                              Page 20 of 20




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SILGAN HOLDINGS INC.


Dated:  November 13, 1995               /s/Harley Rankin, Jr.
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  November 13, 1995               /s/Harold J. Rodriguez, Jr.
                                        Harold J. Rodriguez, Jr.
                                        Vice President and Controller
                                        (Chief Accounting Officer)