Form 10-K
period 1995-12-31
SILGAN HOLDINGS INC
filed 1996-03-29
CIK 849869

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

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ____________________

                        Commission file number 33-28409

                              SILGAN HOLDINGS INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           06-1269834
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut               06901
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (203) 975-7110
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the registrant's voting stock was held by non-affiliates as of March 15, 1996.

As of March 15, 1996, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

Classes of shares of common stock                               Number of shares
  outstanding,  $0.01 par value                                   outstanding
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

        The Company is a major manufacturer of a broad range of steel and aluminum containers for human and pet food. The Company also manufactures custom designed plastic containers for health, personal care, food, beverage, pharmaceutical and household chemical products in North America. In 1995, the Company had net sales of approximately $1.1 billion.

        On August 1, 1995, Silgan's wholly owned subsidiary, Silgan Containers Corporation ("Containers"), acquired from American National Can Company ("ANC") substantially all of the assets of ANC's Food Metal and Specialty business ("AN Can") for approximately $349 million. See "Company History" below. AN Can manufactures and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The acquisition of AN Can has enabled the Company to diversify its customer base and geographic presence. The Company believes that the acquisition of AN Can will also result in the realization of cost savings for the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." On a pro forma basis after giving effect to the acquisition of AN Can, in 1995 the Company would have had net sales of approximately $1.4 billion.

        Management believes that the Company is the sixth largest can producer and the largest food can producer in North America, as well as one of the largest producers in North America of custom designed plastic containers for health and personal care products. Silgan has grown rapidly since its inception in 1987 primarily as a result of acquisitions, but also through internally generated growth. In addition to the acquisition of AN Can in August 1995, Containers acquired the U.S. metal container manufacturing business of Del Monte Corporation ("Del Monte") in December 1993. See "Company History" below.

        The Company's strategy is to continue to increase its share of the North American packaging market through acquisitions, as well as investment in internally generated opportunities. The Company intends to focus particular attention on those rigid metal and plastic container segments where operating synergies are likely.

        Metal Container Business

        Management estimates that Containers is currently the sixth largest can producer and the largest manufacturer of metal food containers in North America. In 1995, Containers sold approximately 28% of all metal food containers used in the United States. On a pro forma basis after giving effect to the acquisition of AN Can, in 1995 Containers would have sold approximately 36% of all metal food containers sold in the United States. Although the food can industry in the United States is relatively mature in terms of unit sales growth, Containers, on a pro forma basis after giving effect to the acquisition of AN Can, has realized compound annual unit sales growth in excess of 16% since 1987. Types of containers manufactured include those for vegetables, fruit, pet food, meat, tomato based products, coffee, soup, seafood, evaporated milk and infant formula. Containers has agreements with Nestle Food Company ("Nestle") pursuant to which Containers supplies substantially all of its metal container requirements, and an agreement with Del Monte pursuant to which Containers supplies substantially all of its metal container requirements. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with other customers. The Company estimates that approximately 80% of Containers' sales in 1996 will be pursuant to such supply arrangements. See "Sales and Marketing" below.

        Containers has focused on growth through acquisition followed by investment in the acquired assets to achieve a low cost position in the food can segment. Since its acquisition in 1987 of the metal container manufacturing division of Nestle ("Nestle Can"), Containers has invested approximately $131 million in its acquired manufacturing facilities and has spent approximately $307 million for the acquisition of additional can manufacturing facilities and equipment. As a result of these efforts and management's focus on quality and service, Containers has more than tripled its overall share of the food can segment in terms of unit sales, from a share of approximately 10% in 1987 to a share of approximately 36% in 1995, on a pro forma basis after giving effect to the acquisition of AN Can.

        Containers also manufacturers and sells certain specialty packaging items, including metal caps and closures, plastic bowls and paper containers primarily used by processors and packagers in the food industry. In 1995, the Company had sales of specialty items of approximately $37 million.

        Plastic Container Business

        Management believes that Silgan's wholly owned subsidiary, Silgan Plastics Corporation ("Plastics"), is one of the leading manufacturers of custom designed, high density polyethylene ("HDPE") and polyethylene terephthalate ("PET") containers sold in North America for health and personal care products. HDPE containers manufactured by Plastics include personal care containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household chemical containers for scouring cleaners, specialty cleaning agents, lawn and garden chemicals and pharmaceutical containers for tablets, laxatives and eye cleaning solutions. Plastics manufactures PET custom containers for mouthwash, liquid soap, skin care lotions, gastrointestinal and respiratory products, pourable and viscous salad dressings, condiments, instant coffees, premium water and liquor. See "Products" below.

        Plastics has grown primarily by strategic acquisition. From a sales base of $89 million in 1987, Plastics' sales have grown at a compound rate of 12% to $220 million in 1995. Plastics emphasizes value-added design, fabrication and decoration of custom containers. Plastics is aggressively pursuing opportunities in custom designed PET and HDPE containers for which the market has been growing principally due to consumer preferences for plastic containers. The Company believes it has equipment and technical expertise to take advantage of these growth segments.

Products

        Metal Container Business

        The Company is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. Types of containers manufactured include those for vegetables, fruit, pet food, meat, tomato based products, coffee, soup, seafood, evaporated milk and infant formula. The Company does not produce cans for use in the beer or soft drink industries.

        Plastic Container Business

        The Company is also engaged in the manufacture and sale of plastic containers primarily used for health, personal care, food, beverage (other than carbonated soft drinks), pharmaceutical and household chemical products. Plastic containers are produced by converting thermoplastic materials into containers ranging in size from 1/2 to 96 ounces. Emphasis is on value-added design, fabrication and decoration of the containers. The Company designs and manufactures a wide range of containers for health and personal care products such as shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, liquid soap, gastrointestinal and respiratory products, and mouthwash. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations. Food and beverage containers are designed and manufactured (generally to unique specifications for a specific customer) to contain products such as salad dressing, condiments, instant coffee, premium water and liquor. Household chemical containers are designed and manufactured to contain polishes, specialty cleaning agents, lawn and garden chemicals and liquid household products. Pharmaceutical containers are designed and manufactured (either in a generic or in a custom-made form) to contain tablets, solutions and similar products for the ethical and over-the-counter markets.

Manufacturing and Production

        As is the practice in the industry, most of the Company's can and plastic container customers provide it with annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. At December 31, 1995, Containers had approximately 80% of its projected 1996 sales under multi-year contracts. Plastics has purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to sales is not significant.

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

        The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of PCR resins because of the relatively low capital costs required to convert its equipment to utilize multi-layer container construction.

        The Company's decorating methods for its plastic products include (1) in-mold labeling which applies a paper or plastic film label to the bottle during the blowing process and (2) post-mold decoration. Post-mold decoration includes (i) silk screen decoration which enables the applications of images in multiple colors to the bottle, (ii) pressure sensitive decoration which uses a plastic film or paper label applied by pressure, (iii) heat transfer decoration which uses a plastic film or plastic coated paper label applied by heat, and
(iv) hot stamping decoration which transfers images from a die using metallic foils. The Company has state-of-the-art decorating equipment, including, management believes, one of the largest sophisticated decorating facilities in the Midwest, which allows the Company to custom-design new products with short lead times.

Raw Materials

        The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials and, based upon the existing arrangements with suppliers, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers, the inability to do so in the future could have a significant impact on the Company's operating margins.

        Metal Container Business

        The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal can products. The Company's material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

        Plastic Container Business

        The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as HDPE-PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyethylene terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

        The Company markets its products in most areas of North America primarily by a direct sales force and through a large network of distributors. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "Competition" below.

        In 1995, 1994 and 1993, the Company's metal container business accounted for approximately 80%, 76% and 71%, respectively, of the Company's total sales, and the Company's plastic container business accounted for approximately 20%, 24% and 29%, respectively, of the Company's total sales. On a pro forma basis after giving effect to the acquisition of AN Can, metal and plastic containers in 1995 would have accounted for approximately 84% and 16% of the Company's total sales, respectively. In 1995, 1994 and 1993, approximately 21%, 26% and 34%, respectively, of the Company's sales were to Nestle and in 1995 and 1994 approximately 15% and 21%, respectively, of the Company's sales were to Del Monte. On a pro forma basis after giving effect to the acquisition of AN Can, in 1995 approximately 17% and 11% of the Company's sales would have been to Nestle and Del Monte, respectively. No other customer accounted for more than 10% of the Company's total sales during such years.

        Metal Container Business

        Management believes that the Company is currently the sixth largest can producer and the largest food can producer in North America. In 1995, Containers sold approximately 28% of all metal food containers in the United States. Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that approximately 80% of its metal container sales in 1996 will be pursuant to such arrangements.

        In 1987, the Company, through Containers, and Nestle entered into supply agreements (the "Nestle Supply Agreements") pursuant to which Containers has agreed to supply Nestle with, and Nestle has agreed to purchase from Containers, substantially all of the can requirements of the former Carnation operations of Nestle for a period of ten years, subject to certain conditions. In 1995, sales of metal cans by the Company to Nestle were $236.0 million.

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

        In 1994, the term of certain of the Nestle Supply Agreements (representing approximately 70% of the Company's 1995 unit sales to Nestle) was extended through 2001. Under these Nestle Supply Agreements, Nestle has the right to receive competitive bids under narrowly limited circumstances, and Containers has the right to match any such bids. In the event that Containers chooses not to match a competitive bid, Nestle may purchase cans from the competitive bidder at the competitive bid price for the term of the bid. The Company cannot predict the effect, if any, of such bids upon its financial condition or results of operations. The Company is currently engaged in discussions with Nestle regarding the pricing and the extension of the term for certain can requirements under these Nestle Supply Agreements. On a pro forma basis after giving effect to the acquisition of AN Can, such can requirements would have represented approximately 6% of the Company's 1995 sales.

        The Company has also commenced discussions with Nestle with respect to the continuation beyond 1997 of the other Nestle Supply Agreements, which would have represented approximately 6% of the Company's sales in 1995 on a pro forma basis after giving effect to the acquisition of AN Can. Although the Company intends to make every effort to extend these Nestle Supply Agreements on reasonable terms and conditions, there can be no assurance that these Nestle Supply Agreements will be extended.

        On December 21, 1993, Containers and Del Monte entered into a supply agreement (the "DM Supply Agreement"). Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, 100% of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States and not less than 65% of Del Monte's annual requirements of metal containers for the packaging of food and beverages at Del Monte's Irapuato, Mexico facility, subject to certain limited exceptions. In 1995, sales of metal containers by the Company to Del Monte were $159.4 million.

        The DM Supply Agreement provides for certain prices for all metal containers supplied by Containers to Del Monte thereunder and specifies that such prices will be increased or decreased based upon specified cost change formulas.

        Under the DM Supply Agreement, beginning in December 1998, Del Monte may, under certain circumstances, receive proposals with terms more favorable than those under the DM Supply Agreement from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that Containers furnishes to Del Monte, which proposals shall be for the remainder of the term of the DM Supply Agreement and for 100% of the annual volume of containers at one or more of Del Monte's canneries. Containers has the right to retain the business subject to the terms and conditions of such competitive proposal.

        The sale of metal containers to vegetable and fruit processors is seasonal and monthly revenues increase during the months of June through October. As is common in the packaging industry, the Company must build inventory and then carry accounts receivable for some seasonal customers beyond the end of the season. The acquisition of AN Can increased the Company's seasonal metal container business. Consistent with industry practice, such customers may return unused containers. Historically, such returns have been minimal.

        Plastic Container Business

        The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, oral care, pharmaceutical and other health care applications. The Company's customers in these product segments include Helene Curtis Inc., Procter & Gamble Co., Avon Products, Inc., Andrew Jergens Inc., Chesebrough-Ponds USA Co., Dial Corp., Warner-Lambert Company and Pfizer Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, instant coffee and premium water and liquor. Customers in these product segments include Procter & Gamble Co., Kraft General Foods Inc. and General Mills, Inc.

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

        Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company would be disadvantaged by the loss or relocation of a major customer. As of February 28, 1996, the Company operated 44 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

        Metal Container Business

        Management believes that the metal food containers segment is mature. Some self-manufacturers have sold or closed can manufacturing operations and entered into long-term supply agreements with the new owners or with commercial can manufacturers. Of the commercial metal can manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing cans from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their cans.

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

Employees

        As of December 31, 1995, the Company employed approximately 940 salaried and 4,170 hourly employees on a full-time basis, including approximately 1,400 employees who joined the Company on August 1, 1995 as a result of the acquisition of AN Can. Approximately 63% of the Company's hourly plant employees are represented by a variety of unions.

        The Company's labor contracts expire at various times between 1996 and 2008. Contracts covering approximately 12% of the Company's hourly employees presently expire during 1996. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

        In addition to costs associated with regulatory compliance, the Company may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Generators of hazardous substances disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") regardless of fault or the legality of the original disposal. Liability under CERCLA and under many similar state statutes is joint and several, and, therefore, any responsible party may be held liable for the entire cleanup cost at a particular site. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at certain sites. Pursuant to the agreement relating to the acquisition in 1987 of Nestle Can, the Company has assumed liability for the past waste disposal practices of Nestle Can. In 1989, the Company received notice that it is one of many potentially responsible parties (or similarly designated parties) for cleanup of hazardous waste at a site to which it (or its predecessor Nestle Can) is alleged to have shipped such waste and at which the Company's share of cleanup costs could exceed $100,000. See "Legal Proceedings."

        Pursuant to the agreement relating to the acquisition in 1987 from Monsanto Company ("Monsanto") of substantially all of the business and related fixed assets and inventory of Monsanto's plastic containers business ("Monsanto Plastic Containers"), Monsanto has agreed to indemnify the Company for substantially all of the costs attributable to the past waste disposal practices of Monsanto Plastic Containers. In connection with the acquisition from Del Monte of substantially all of the fixed assets and working capital of its container manufacturing business in the United States ("DM Can"), Del Monte has agreed to indemnify the Company for a period of three years for substantially all of the costs attributable to any noncompliance by DM Can with any environmental law prior to the closing, including all of the costs attributable to the past waste disposal practices of DM Can. In connection with the acquisition of AN Can, subject to certain limitations, ANC has agreed to indemnify the Company for a period of three years for the costs attributable to any noncompliance by AN Can with any environmental law prior to the closing, including costs attributable to the past waste disposal practices of AN Can.

        The Company is subject to the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of its plants.

        Management does not believe that any of the matters described above individually or in the aggregate will have a material effect on the Company's capital expenditures, earnings, financial position or competitive position.

Research and Technology

        Metal Container Business

        The Company's research, product development and product engineering efforts relating to its metal containers are currently conducted at its research centers at Oconomowoc, Wisconsin; Neenah, Wisconsin and at other plant locations. The Company is building a state-of-the-art research facility in Oconomowoc, Wisconsin in order to consolidate its two main research centers into one facility.

        Plastic Container Business

        The Company's research, product development and product engineering efforts with respect to its plastic containers are currently performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility. In addition to its own research and development staff, the Company participates in arrangements with three non-U.S. plastic container manufacturers that call for an exchange of technology among these manufacturers. Pursuant to these arrangements, the Company licenses its blow molding technology to such manufacturers.

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

        In 1992, Holdings and Silgan refinanced a substantial portion of their indebtedness (the "Refinancing") pursuant to a plan to improve their financial flexibility. The Refinancing included the public offering in June 1992 by Silgan of $135 million principal amount of its 11-3/4% Senior Subordinated Notes due 2002 (the "11- 3/4% Notes") and the public offering in June 1992 by Holdings of its 13-1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") for an aggregate amount of proceeds of $165.4 million. Additionally, in June 1992 Aim, Fortune and certain other subsidiaries of Plastics were merged into Plastics.

        On December 21, 1993, Containers acquired from Del Monte substantially all of the fixed assets and certain working capital of Del Monte's container manufacturing business in the United States for a purchase price of approximately $73 million and the assumption of certain limited liabilities. To finance the acquisition, (i) Silgan, Containers and Plastics (collectively, the "Borrowers") entered into a credit agreement, dated as of December 21, 1993 (the "1993 Credit Agreement") with the lenders from time to time party thereto (the "Banks"), Bank of America National Trust and Savings Association, as Co-Agent, and Bankers Trust Company ("Bankers Trust"), as Agent, and (ii) Holdings issued and sold to Mellon Bank, N.A., as trustee for First Plaza Group Trust, a group trust established under the laws of the State of New York ("First Plaza"), 250,000 shares of its Class B Common Stock, par value $.01 per share (the "Holdings Stock"), for a purchase price of $60.00 per share and an aggregate purchase price of $15 million. Additionally, Silgan, Containers and Plastics borrowed term and working capital loans under the 1993 Credit Agreement to refinance and repay in full all amounts owing under their previous credit agreement.

        On August 1, 1995, Containers acquired from ANC substantially all of the assets of ANC's Food Metal and Specialty business for a purchase price of approximately $349 million and the assumption of specific limited liabilities. To finance the acquisition, Silgan, Containers and Plastics (collectively, the "Borrowers") entered into a $675 million credit facility pursuant to a credit agreement, dated as of August 1, 1995 (the "Credit Agreement") with the lenders from time to time party thereto (the "Banks"), Bankers Trust, as Administrative Agent and Co-Arranger, and Bank of America Illinois, as Documentation Agent and Co-Arranger. Containers used funds borrowed under the Credit Agreement to finance in full the purchase price for its acquisition of AN Can and to refinance and repay in full all amounts owing under the 1993 Credit Agreement and Silgan's $50 million of Senior Secured Floating Rate Notes due 1997 (the "Secured Notes"). Additionally, Silgan has used borrowings under the Credit Agreement to make non-interest bearing advances to Holdings to enable Holdings to purchase $61.7 million face amount of the Discount Debentures, which Discount Debentures have been canceled.


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

        The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 30 metal container manufacturing facilities, 11 plastic container manufacturing facilities and 3 specialty packaging manufacturing facilities. Nineteen of these facilities are owned and 25 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options.

        Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1996 for its metal container business:

                                                   Approximate
                                                  Building Area
               Location                           (square feet)
               --------                           -------------
               City of Industry, CA               50,000 (leased)
               Kingsburgh, CA                     37,783 (leased)
               Modesto, CA                        35,585 (leased)
               Modesto, CA                       128,000 (leased)
               Modesto, CA                       150,000 (leased)
               Riverbank, CA                     167,000
               San Leandro, CA                   200,000 (leased)
               Stockton, CA                      243,500
               Broadview, IL                      85,000
               Hoopeston, IL                     323,000
               Rochelle, IL                      175,000
               Waukegan, IL                       40,000 (leased)
               Woodstock, IL                     160,000 (leased)
               Evansville, IN                    188,000
               Hammond, IN                       160,000 (leased)
               Laporte, IN                       144,000 (leased)
               Fort Madison, IA                   66,000
               Ft. Dodge, IA                      49,500 (leased)
               Savage, MN                        160,000
               St. Paul, MN                      470,000
               West Point, MS                     25,000 (leased)
               Mt. Vernon, MO                    100,000
               Northtown, MO                     112,000 (leased)
               St. Joseph, MO                    173,725
               Edison, NJ                        280,000
               Crystal City, TX                   26,045 (leased)
               Toppenish, WA                      98,000
               Vancouver, WA                     127,000 (leased)
               Menomonee Falls, WI               116,000
               Menomonie, WI                      60,000 (leased)
               Oconomowoc, WI                    105,200
               Plover, WI                         58,000 (leased)
               Waupun, WI                        212,000



                In addition to the above facilities, the Company intends to purchase from ANC its St. Louis, MO facility by June 1996.

        Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1996 for its plastic container business:

                                                   Approximate
                                                  Building Area
              Location                            (square feet)
              --------                            -------------

              Anaheim, CA                        127,000 (leased)
              Deep River, CT                     140,000
              Monroe, GA                         117,000
              Norcross, GA                        59,000 (leased)
              Ligonier, IN                       284,000 (leased)
              Ligonier, IN                       193,000
              Seymour, IN                        406,000
              Franklin, KY                       122,000 (leased)
              Port Clinton, OH                   336,000 (leased)
              Langhorne, PA                      156,000 (leased)
              Mississauga, Ontario                80,000 (leased)
              Mississauga, Ontario                60,000 (leased)

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


Item 3.  Legal Proceedings

        Appraisal Petition Arising from 1989 Mergers. In connection with appraisal proceedings filed by certain former holders of 400,000 shares of stock of Silgan in respect of the 1989 Mergers, on June 15, 1995, the Delaware Court of Chancery awarded these former stockholders $5.94 per share, plus simple interest at a rate per annum of 9.5%. This award was less than the amount, $6.50 per share, that these former stockholders would have received in the 1989 Mergers. The right of these former stockholders to appeal the Chancery Court's decision has expired, and Silgan has tendered payment for such shares. Prior to the trial for the appraisal, Silgan and the former holders of 650,000 shares of Silgan's stock agreed to a settlement with respect to the value of such shares, and Silgan made payment in full in respect of such settlement.

        Katell/Desert Complaint. With respect to a complaint filed by certain limited partners of The Morgan Stanley Leveraged Equity Fund, L.P. against a number of defendants, including Holdings and Silgan, the court dismissed all claims against Holdings and Silgan by memorandum opinion and order dated January 14, 1993. The court denied plaintiffs' motion to reargue the dismissal by order dated March 29, 1993. The plaintiffs' time to appeal the dismissal of the claims against Holdings and Silgan expired following the dismissal of the claims against certain other defendants in June 1995.

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

        Other. Other than the actions mentioned above, there are no other material pending legal proceedings to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

        Holdings has three classes of Common Stock, its Class A Common Stock, par value $.01 per share (the "Holdings Class A Stock"), its Class B Common Stock, par value $.01 per share (the "Holdings Class B Stock"), and its Class C Common Stock, par value $.01 per share (the "Holdings Class C Stock," together with the Holdings Class A Stock and the Holdings Class B Stock being herein referred to as the "Holdings Common Stock"). The Holdings Common Stock is not publicly traded on any market or exchange. There are two holders of record of the Holdings Class A Stock, two holders of record of the Holdings Class B Stock and one holder of record of the Holdings Class C Stock. See "Security Ownership of Certain Beneficial Owners and Management." Holdings has not paid any dividends on the Holdings Common Stock. Pursuant to the Amended and Restated Holdings Guaranty, dated as of August 1, 1995 made by Holdings in favor of the banks under the Credit Agreement and pursuant to the indenture in respect of the Discount Debentures, unless certain financial tests are met Holdings is prohibited from paying any such dividends, and it does not intend to pay any such dividends in the foreseeable future.


Item 6.  Selected Financial Data.

        Set forth below are selected historical consolidated financial data of Holdings at December 31, 1995, 1994, 1993, 1992 and 1991 and for the periods then ended.

        The selected historical consolidated financial data of Holdings at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 (with the exception of employee data) was derived from the historical consolidated financial statements that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected consolidated historical financial data of Holdings at December 31, 1993, 1992 and 1991 and for the years ended December 31, 1992 and 1991 were derived from the historical audited consolidated financial statements for such periods.

        The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                 SELECTED FINANCIAL DATA




                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------------

                                                 1995<F1>       1994<F2>       1993<F2>       1992         1991<F3>
                                                 -------        -------        -------        -----        -------

                                                                         (Dollars in thousands)

Operating Data:

Net sales.................................     $1,101,905       $861,374       $645,468       $630,039     $678,211

Cost of goods sold........................        970,491        748,290        571,174        554,972      605,185
                                                  -------        -------        -------        -------      -------

Gross profit..............................        131,414        113,084         74,294         75,067       73,026

Selling, general and administrative

      expenses............................         46,848         37,997         32,495         32,809       33,733

Reduction in carrying value of assets.....         14,745         16,729           --             --           --
                                                   ------         ------        --------      --------       ------

Income from operations....................         69,821         58,358         41,799         42,258       39,293

Interest expense and other related

      financing costs.....................         80,710         65,789         54,265         57,091       55,996

Minority interest expense.................           --             --             --            2,745        3,889
                                                  -------        -------         --------       ------       ------

Loss before income taxes..................        (10,889)        (7,431)       (12,466)       (17,578)     (20,592)

Income tax provision......................          5,100          5,600          1,900          2,200         --
                                                  -------        -------        -------       --------      -------

Loss before extraordinary

      charges and cumulative effect of

      changes in accounting principles....        (15,989)       (13,031)       (14,366)       (19,778)     (20,592)

Extraordinary charges relating to

      early extinguishment of debt........         (5,817)          --           (1,341)       (23,597)        --

Cumulative effect of changes in

      accounting principles <F4>..........           --             --           (6,276)          --           --
                                                  --------       --------        --------     ---------      ------

Net loss..................................       $(21,806)      $(13,031)      $(21,983)      $(43,375)    $(20,592)
                                                  ========       ========       ========       ========     ========



 Balance Sheet Data (at end of

      period):

Fixed assets..............................       $487,301       $251,810       $290,395       $223,879     $230,501
Total assets..............................        900,046        504,292        497,633        389,035      390,693
Total long-term debt......................        750,873        510,763        505,718        383,232      315,461
Redeemable preferred stock of Silgan
      (minority interest of Holdings).....           --             --             --             --         27,878
Deficiency in stockholders' equity........       (179,804)      (157,998)      (144,967)      (137,984)     (94,609)

Other Data:
EBDITA<F5>................................       $132,428       $114,489        $76,095        $74,012      $72,141
EBDITA as a percentage of net sales.......          12.0%          13.3%          11.8%          11.7%        10.6%
Capital expenditures......................        $51,897       $ 29,184        $42,480        $23,447      $21,834
Depreciation and amortization<F6>                 $45,388       $ 37,187        $33,818        $31,754      $32,848
Number of employees (at end of
      period) <F7>........................          5,110          4,000          3,330          3,340        3,560


                                                                                                 (footnotes follow)




                        Notes to Selected Financial Data

<F1>  On August 1, 1995, the Company acquired from ANC  substantially all of the assets of ANC's Food Metal and Specialty business. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

<F2>  On December 21, 1993,  the Company  acquired from Del Monte  substantially all of the fixed assets and certain working capital of its container manufacturing business. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

<F3>  On November 15, 1991,  the Company  completed the PET Beverage  Sale.  For
      1991, sales from the PET carbonated beverage business were $33.4 million.

<F4>  During  1993,  the  Company  adopted  Statement  of  Financial  Accounting
      Standards ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for Postemployment Benefits." The Company has elected not to restate prior year's financial statements for any of these pronouncements.

<F5>  "EBDITA"  means  consolidated  net income  before  extraordinary  charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the period for which consolidated net income is to be determined, without duplication, (i) consolidated interest expense (including minority interest expense),  (ii) income tax expense,  (iii) depreciation  expense,
      (iv) amortization expense, (v) expenses relating to postretirement health care costs which amounted to $1.7 million in 1995, $0.7 million in 1994 and $0.5 million in 1993, (vi) charges relating to the vesting of benefits under SARs of $0.8 million in 1995 and $1.5 million in 1994 and (vii) the reduction in carrying value of assets of $14.7 million and $16.7 million in 1995 and 1994, respectively. EBDITA is being presented by the Company as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain persons may find it to be useful in measuring the Company's performance and ability to service its debt. EBDITA is not a substitute for GAAP operating and cash flow data.

<F6>  Depreciation  and  amortization  excludes  amortization  of debt financing costs.

<F7>  The number of employees at December 31, 1993  excludes 650  employees  who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can. The number of employees at December 31, 1995 includes approximately 1,400 employees who joined the Company on August 1, 1995 as a result of the acquisition by Containers of AN Can.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company has focused on growth through acquisitions followed by investment in the acquired assets to gain production efficiencies and provide internal growth. Since Silgan's inception in 1987, the metal food container business, which had sales of $882 million in 1995, has realized compound annual growth of 16% through both acquisitions of food can businesses and internal growth. Since 1993, the Company has made two significant acquisitions. On August 1, 1995 the Company acquired AN Can and in December 1993 the Company acquired DM Can. On a pro forma basis after giving effect to the acquisition of AN Can, sales for the Company's metal container business would have been $1.2 billion in 1995. Since 1987, the Company, on a pro forma basis after giving effect to the acquisition of AN Can, has realized annual sales growth in its metal food container business in excess of 21%.

        The Company believes that its investments have enabled it to achieve a low cost position in the food can segment. To further enhance its low cost position, the Company has realized cost reduction opportunities through plant rationalization and equipment investment as well as from improved production scheduling and line reconfiguration. Since 1992, the Company has closed eight smaller, higher cost metal container facilities, including five facilities that were closed in 1995 as a result of the integration of the manufacturing operations of DM Can. Management believes that the acquisition of AN Can, which has seventeen manufacturing facilities, provides the Company with further cost reduction opportunities not only through production and manufacturing synergies which it will realize from the combined operations but also through the integration of the selling, general and administrative operations of AN Can into the Company's existing metal container business. The Company anticipates it will fully realize the benefits of integrating these selling and administrative functions and certain of the manufacturing synergies by late 1996. On the other hand, benefits which may be realized by rationalization of plant operations will not occur before 1997. Because AN Can has higher labor costs than the Company's existing metal container business and any benefits realized from plant rationalizations will not occur until after 1996, the Company expects that the gross margin for its metal container business will decline modestly from its historical rate in 1996.

        Although employee termination costs associated with plant rationalizations and administrative workforce reductions and other plant exit costs associated with the acquisition of AN Can have been accrued through purchase accounting adjustments, the Company has incurred in 1995 and will be incurring in 1996 other non-recurring costs which under current accounting pronouncements will be charged against operating income. These costs, which include redundant charges related to the integration of the administrative and general functions as well as costs associated with plant rearrangement and clean-up, were $3.2 million in 1995 and are expected to be approximately $4.0 million in 1996.

        To enhance its competitive position, the Company believes that it has maintained a stable customer base by entering into multi-year supply arrangements with a majority of its metal food can customers. Such arrangements generally provide for pricing changes in accordance with cost change formulas, thereby reducing the Company's exposure to the volatility of raw material prices but also limiting the Company's ability to increase prices. The arrangement to supply substantially all of Del Monte's metal container requirements in the United States under the DM Supply Agreement extends to December 2003 and the arrangement to supply a majority of Nestle's domestic metal container requirements under the Nestle Supply Agreements extends through 2001. Revenues from these two customers represented approximately 45% of net sales by the metal container business in 1995. The acquisition of AN Can has enabled the Company to diversify its customer base and expand its domestic geographic presence. Similar to the Company's existing metal container business, AN Can has multi-year supply arrangements with many of its metal food container customers. As a result, the Company estimates that approximately 80% of its 1996 metal container sales will be subject to long term contracts. Furthermore, on a pro forma basis after giving effect to the acquisition of AN Can, for 1995 the

Company's sales to Nestle and Del Monte would have declined to 33% of the Company's total metal container sales.

        The Company believes that it is likely that the unit volume for its metal container business, on a pro forma basis after giving effect to the acquisition of AN Can, will decline in 1996 and possibly in 1997 from the aggregate volumes realized by the Company and AN Can on a stand-alone basis. The Company believes that certain customers, who had a majority of their can requirements supplied by the Company and AN Can, will seek additional suppliers. Additionally, the Company is negotiating the extension of supply arrangements with many customers, including the supply arrangements with Nestle that expire in 1997, which would have represented approximately 6% of the Company's sales in 1995 on a pro forma basis after giving effect to the acquisition of AN Can. There can be no assurance that the Company will be successful in its efforts to maintain this volume on the same terms and conditions that currently exist.

        The plastic container business has grown from a sales base of $89 million in 1987 to $220 million in 1995. In 1989, the Company acquired four plastic container manufacturers to improve its competitive position in the plastic container segment. As a result of these acquisitions, the Company implemented an aggressive consolidation and rationalization program during the period from 1991 through 1993, closing three manufacturing facilities and consolidating the technical and administrative functions of its plastic container business. An additional facility was closed in 1995. To gain further production efficiencies, the Company has made significant capital investment in its plastic container business over the past few years. In 1994, the Company began to realize the benefits of the consolidation and rationalization program as well as the capital investment program. Currently, the Company is aggressively pursuing opportunities in custom-designed PET and HDPE containers for which the market has been growing principally due to consumer preferences for plastic containers. The Company believes that it has equipment and technical expertise to take advantage of these growth segments.

        In conjunction with the acquisition of AN Can, Silgan, Containers and Plastics entered into a $675.0 million credit facility with various banks to finance the acquisition of AN Can and the resulting increased seasonal working capital needs of the Company's metal container business, to refinance in full amounts owing under the Company's previous credit facility, to repay the Secured Notes and to permit Silgan to advance to Holdings up to $75.0 million for the repurchase by Holdings of Discount Debentures. Although the Company lowered its interest rate spread under its new credit facility by 1/2%, the Company's total interest expense will increase significantly from historical amounts because the acquisition was financed entirely through bank borrowings and additional bank borrowings were advanced to Holdings on a non-interest bearing basis to fund Holdings' repurchase of its higher cost indebtedness.

        Summary results for the Company's two business segments, metal and plastic containers, for the calendar years ending December 31, 1995, 1994 and 1993 are provided below. See Note 20 of the Notes to Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K.

                                            1995                    1994                     1993
                                            -----                   -----                    ----
                                                            (Dollars in millions)
Net sales:
   Metal containers and other               $  882.3                $657.1                   $459.2
   Plastic containers                          219.6                 204.3                    186.3
                                             -------                 -----                    -----
      Consolidated                          $1,101.9                $861.4                   $645.5
                                             =======                 =====                    =====
Operating profit:
   Metal containers and other                  $72.9                 $67.0                    $42.3
   Plastic containers                           13.2                   9.4                      0.6
   Reduction in asset value<F1>                (14.7)                (16.7)                      --
   Corporate expense                            (1.6)                 (1.3)                    (1.1)
                                               -----                 -----                    -----
      Consolidated                             $69.8                 $58.4                    $41.8
                                                ====                  ====                     ====
-----------------------------

<F1>    For  1995,  the  total  charge  was  allocable  to the  metal  container business. For 1994, $7.2 million of this charge was allocable to the metal container business and $9.5 million was allocable to the plastic container business.

        This discussion should be read in conjunction with the selected financial data, the historical statements of operations and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        Year Ended December 31, 1995 Compared with Year Ended December 31, 1994.

        Consolidated net sales increased $240.5 million, or 27.9%, to $1.1 billion for the year ended December 31, 1995, as compared to sales of $861.4 million for the same period in 1994. This increase resulted from net sales of $264.3 million generated by AN Can since its acquisition and a $15.3 million increase in sales of plastic containers offset, in part, by a decline in sales of metal containers to Silgan's existing customer base of $39.1 million.

        Net sales for the metal container business (including its specialty business) were $882.3 million for the year ended December 31, 1995, an increase of $225.2 million from net sales of $657.1 million for the same period in 1994. Excluding net sales of metal cans of $236.0 million generated by AN Can since its acquisition, net sales of metal cans to the Company's customers were $609.5 million during the year ended December 31, 1995, as compared to $647.5 million for the same period in 1994. Net sales to the Company's customers in 1995 decreased principally due to lower unit volume resulting from the below normal 1995 vegetable pack offset, in part, by slightly higher sales prices due to the pass through of raw material cost increases.

        Sales of specialty items included in the metal container segment increased $27.2 million to $36.8 million during the year ended December 31, 1995 as compared to the same period in 1994, due to the acquisition of AN Can which generated sales of $28.3 million of specialty items since its acquisition.

        Net sales for the plastic container business of $219.6 million during the year ended December 31, 1995 increased $15.3 million over net sales of $204.3 million for the same period in 1994. This increase was attributable to increased unit sales for new customer products and to higher average sales prices due to the pass through of higher average resin costs.

        Cost of goods sold as a percentage of consolidated net sales was 88.1% ($970.5 million) for the year ended December 31, 1995, an increase of 1.2 percentage points as compared to 86.9% ($748.3 million) for the same period in 1994. The increase in cost of goods sold as a percentage of net sales principally resulted from increased per unit manufacturing costs resulting from reduced can production volumes, lower margins realized on certain products due to competitive market conditions and lower margins on sales made by AN Can, offset, in part, by improved manufacturing operating efficiencies due to plant consolidations and lower depreciation expense due to a change in the estimated useful life of certain equipment.

        Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.2 percentage points to 4.2% ($46.8 million) for the year ended December 31, 1995 as compared to 4.4% ($38.0 million) for the year ended December 31, 1994. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from the Company's continued control of these expenses in respect of the Company's existing business, offset partially by a temporarily higher level of expenses incurred during the integration of AN Can. The Company expects that its selling, general and administration costs as a percentage of sales will continue to decline in 1996 as it completes the integration of the administrative functions of its metal container business.

        Income from operations as a percentage of consolidated net sales was 6.3% ($69.8 million) for the year ended December 31, 1995, as compared with 6.8% ($58.4 million) for the same period in 1994. Included in income from operations were charges for the write-off of certain underutilized assets of $14.7 million and $16.7 million in 1995 and 1994, respectively. Without giving effect to these charges, income from operations as a percentage of consolidated net sales would have declined 1.0% in 1995, primarily as a result of the aforementioned decline in gross margin.

        Income from operations as a percentage of net sales for the metal container business (without giving effect to charges of $14.7 million and $7.2 million in 1995 and 1994, respectively, to adjust the carrying value of certain assets) was 8.3% ($72.9 million) for the year ended December 31, 1995, as compared to 10.2% ($67.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales principally resulted from higher per unit manufacturing costs realized on lower production volume, lower margins realized on certain products due to competitive market conditions, inefficiencies caused by work stoppages at two of the Company's California facilities, and lower margins realized on sales made by AN Can.

        Income from operations as a percentage of net sales attributable to the plastic container business (without giving effect to the charge of $9.5 million in 1994 to adjust the carrying value of certain assets) was 6.0% ($13.2 million) for the year ended December 31, 1995, as compared to 4.6% ($9.4 million) for the same period in 1994. The operating performance of the plastic container business improved as a result of production planning and scheduling efficiencies and benefits realized from capital investment, offset, in part, by increased unit production costs incurred as a result of an inventory reduction program.

        Interest expense, including amortization of debt financing costs, increased by approximately $14.9 million to $80.7 million for the year ended December 31, 1995, principally as a result of increased borrowings to finance the acquisition of AN Can and to fund higher working capital needs as a result of the increased seasonality of the Company's metal container business, and higher average interest rates. Accretion of interest on the Discount Debentures in 1995 approximated the prior year's accretion due to the repurchase of $61.7 million face amount of Discount Debentures in the third quarter of 1995.

        The provisions for income taxes for the years ended December 31, 1995 and 1994 were comprised of federal, state and foreign income taxes currently payable. The decrease in the provision for income taxes in 1995 reflects a decrease in federal income taxes currently payable due to the deductibility of accrued interest on the Discount Debentures that were repurchased in 1995.

        As a result of the items discussed above, net loss before the extraordinary charge for the year ended December 31, 1995 was $16.0 million, as compared to a net loss of $13.0 million for the year ended December 31, 1994.

        As a result of the early extinguishment of amounts owed under its secured debt facilities, the Company incurred an extraordinary charge of $5.8 million (net of tax of $2.6 million) in 1995.

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

        Net sales for the metal container business (including paper containers) were $657.1 million for the year ended December 31, 1994, an increase of $197.9 million (43.1%) over net sales for the metal container business of $459.2 million for the same period in 1993. Sales of metal containers increased $201.6 million primarily as a result of the DM Supply Agreement, which represented $174.7 million of this increase, and an increase of $26.9 million in sales to all other customers. Sales of metal containers increased principally from higher unit volume and reflected continued growth in sales of pet food containers, as well as greater sales to vegetable pack customers due to a larger than normal pack in 1994. Sales of specialty items included in the metal container segment declined $3.7 million to $9.6 million during 1994.

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

        Cost of goods sold as a percentage of consolidated net sales was 86.9% ($748.3 million) for the year ended December 31, 1994, a decrease of 1.6 percentage points as compared to 88.5% of consolidated net sales ($571.2 million) for the same period in 1993. The decrease in cost of goods sold as a percentage of consolidated net sales principally resulted from synergistic benefits resulting from the acquisition of DM Can, lower per unit manufacturing costs realized on higher sales and production volumes and improved manufacturing efficiencies in the plastic container business resulting from larger cost reduction and productivity investments in 1993.

        Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.6 percentage points to 4.4% of consolidated net sales ($38.0 million) for the year ended December 31, 1994, as compared to 5.0% ($32.5 million) for the same period in 1993. The decrease as a percentage of consolidated net sales resulted principally from a modest increase in selling, general and administrative functions relative to the increased sales associated with the acquisition of DM Can, offset in part by an increase of $1.3 million in benefits accrued under stock appreciation rights agreements.

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

        Interest expense, including amortization of debt financing costs, increased by approximately $11.5 million to $65.8 million for the year ended December 31, 1994. This increase resulted from the incurrence of additional bank borrowings to finance the acquisition of DM Can, higher average bank borrowing rates, higher accretion of interest on the Discount Debentures and increased charges for the amortization of debt financing costs.

        The provisions for income taxes for the years ended December 31, 1994 and 1993 were comprised of federal, state and foreign income taxes currently payable. The increase in the provision for income taxes in 1994 reflects an increase in federal income taxes currently payable. During 1994, the Company fully utilized its alternative minimum tax net operating loss carryovers and, therefore, was subject to tax at the rate of 20% on its alternative minimum taxable income. Without the benefit of its alternative minimum tax net operating loss carryovers, the Company expects that its provision for federal income taxes payable in 1995 will approximate $10 million (assuming redemption of the Discount Debentures at maturity) and increase annually thereafter.

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

Results of Operations - Pro Forma

        The following discussion sets forth the pro forma results of operations of the Company for the year ended December 31, 1995 as compared to the year ended December 31, 1994, after giving effect to the acquisition of AN Can as of the beginning of the periods presented.

        The following table sets forth, for the years ended December 31, 1995 and 1994, certain consolidated pro forma data. The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on preliminary appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events occurred as of the beginning of the periods presented. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The purchase price allocation will be finalized within one year of the closing of the acquisition of AN Can and may differ from that used for the pro forma data. Differences between actual and preliminary valuations will cause adjustments to the AN Can purchase price allocation. Estimated items subject to change include employee benefit costs and termination costs associated with plant rationalizations and administrative workforce reductions and other plant exit costs. The unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred on the dates or at the beginning of the periods indicated, or to project the Company's financial position or results of operations for any future date or period. This discussion should be read in conjunction with the discussion of historical results of operations of the Company for the years ended December 31, 1995 and 1994.
                                                    Pro Forma
                                                    ---------
                                             1995                    1994
                                             ----                    ----
                                                (Dollars in millions)

Net sales                                  $1,404.4                $1,458.0
Income from operations                         97.4(1)                 63.0(2)
Income (loss) before income taxes               8.7                   (26.6)
Net income (loss)                               1.5                   (29.3)
-----------------------------
(1) Included in pro forma income from operations for the year ended December 31, 1995 is a charge incurred by the Company of $14.7 million to adjust the carrying value of certain underutilized equipment to net realizable values.

(2) Included in pro forma income from operations for the year ended December 31, 1994 are charges incurred by AN Can of $10.1 million for shut down costs necessary to realign the assets of the business more closely with the existing customer base, charges of $16.7 million related to Silgan and $7.1 million related to AN Can to adjust the carrying value of certain technologically obsolete and inoperable equipment to realizable value, and a charge of $26.7 million for the write-down of goodwill by AN Can.


        Without giving effect to the unusual items affecting pro forma income from operations as set forth above, pro forma income from operations would have been $112.1 million for the year ended December 31, 1995 as compared to $123.6 million in 1994. Management believes that pro forma income from operations in 1995 declined $11.5 million as compared to the prior year primarily as a result of lower demand in 1995 for vegetable pack containers.

        Excluding the unusual items referred to above, pro forma net income would have been $11.7 million for the year ended December 31, 1995, $6.8 million lower than in 1994. Management believes that this decline resulted from reduced demand for vegetable pack containers as referred to above.

Capital Resources and Liquidity

        The Company's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions and the refinancing of such indebtedness, capital investment in new and existing equipment and the funding of the Company's seasonal working capital needs. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and working capital borrowings. As described below, beginning in December 1996 the Company's liquidity requirements will also be affected by the interest associated with Holdings' indebtedness.

        On August 1, 1995, Silgan, Containers and Plastics entered into a $675.0 million credit facility with various banks to finance the acquisition by Containers of AN Can, to refinance and repay in full all amounts owing  under  the  1993  Credit  Agreement  and the  Secured  Notes  and to make non-interest bearing advances to Holdings in an amount not to exceed $75.0 million for the repurchase of a portion of the Discount Debentures. The Credit Agreement provides the Company with $225.0 million of A term loans, $225.0 million of B term loans and a working capital facility which will provide the Company with borrowing availability of up to $225.0 million. With the proceeds received from the Credit Agreement, the Company (i) repaid $117.1 million of term loans under the 1993 Credit Agreement, (ii) repaid in full $50.0 million of its Secured Notes, (iii) acquired from ANC substantially all of the fixed assets and working capital of AN Can for $348.8 million (excluding $15.2 million for the St. Louis operations which the Company expects to purchase by mid-1996), and
(iv) incurred debt issuance costs of $19.3 million.

        The Credit Agreement provides the Company with improved financial flexibility by (i) enabling Silgan to transfer funds to Holdings for payment by Holdings of cash interest on the Discount Debentures, (ii) extending the maturity of the Company's secured debt facilities until December 31, 2000, (iii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, and (iv) lowering the Company's average cost of indebtedness by permitting the repurchase of up to $75.0 million of Holdings Discount Debentures with borrowings under the Credit Agreement.

        The Credit Agreement permits Silgan, at any time prior to June 30, 1996, to borrow up to $75.0 million of working capital loans to fund the repurchase by Holdings of Discount Debentures. The commitment under the Credit Agreement for working capital loans was initially $150.0 million, and increased at the time and by the amount of any such advances made by Silgan. During 1995, Silgan advanced $57.6 million to Holdings for the repurchase by Holdings of a portion of its outstanding Discount Debentures, thereby increasing the commitment under the revolving credit facility to $207.6 million by year end. Silgan may fund further advances to Holdings of up to $17.4 million through borrowings of working capital loans to enable Holdings to make additional repurchases of Discount Debentures prior to June 30, 1996.

        During 1995, cash generated from operations of $209.6 million (including cash of $112.0 million generated by AN Can since August 1, 1995), proceeds of $3.5 million realized from the sale of assets and a decrease of $0.6 million in cash balances were used to repay $142.8 million of working capital borrowings used to fund the acquisition of AN Can, fund capital expenditures of $51.9 million, repay $9.7 million of term loans and $5.5 million of working capital loans, and make payments to former shareholders of $3.8 million in full settlement of outstanding litigation. The Company's earnings before depreciation, interest, taxes and amortization ("EBDITA") for the year ended December 31, 1995 increased by $17.9 million to $132.4 million as compared to 1994. The increase in EBDITA reflected the generation of additional cash earnings from AN Can since its acquisition on August 1, 1995, offset by a decline in the cash earnings of the Company's existing business principally as a result of lower unit volume due to the below normal 1995 vegetable pack.

        For the year ended December 31, 1995, the operating cash flow of the Company increased significantly from the prior year due to the generation of cash by AN Can since its acquisition on August 1, 1995 and the adoption by Silgan of similar year-end vendor payment terms to those of AN Can. At December 31, 1995, the trade receivable balance of AN Can was $44.2 million ($90.2 million on August 1, 1995), the inventory balance was $98.9 million ($137.9 million on August 1, 1995), and the trade payables balance was $58.2 million ($64.2 million on August 1, 1995).

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

        On December 21, 1993, Silgan, Containers and Plastics entered into the 1993 Credit Agreement to finance the acquisition of DM Can and to refinance and repay in full all amounts owing under the Company's previous credit agreement. In conjunction therewith, the banks loaned the Company $60.0 million of A term loans, $80.0 million of B term loans and $29.8 million of working capital loans. In addition, Holdings issued and sold 250,000 shares of its Class B Common Stock for $15.0 million. With these proceeds, the Company (i) repaid $41.5 million of term loans and $60.8 million of working capital loans under its previous credit agreement; (ii) acquired from Del Monte substantially all the fixed assets and certain working capital of Del Monte's container manufacturing business for approximately $73 million; and (iii) paid fees and expenses of $8.9 million.

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

        Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased Silgan's seasonal metal containers business, and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements, and it is estimated that approximately $185 million of the working capital revolver, including letters of credit, will be utilized at its peak in July 1996.

        As of December 31, 1995, the outstanding principal amount of working capital loans was $7.1 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $193.9 million.

        In addition to its operating cash needs, the Company's cash requirements over the next several years consist primarily of (i) annual capital expenditures of $45.0 to $55.0 million, (ii) scheduled principal amortization payments of term loans under the Credit Agreement of $27.3 million, $37.3 million, $52.3 million, $52.3 million and $102.5 million over the next five years, respectively, (iii) expenditures of approximately $30.0 million over the next three years associated with plant rationalizations and administrative workforce reductions, other plant exit costs and employee relocation costs of AN Can, (iv) the Company's interest requirements, including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, and the term loans, all of which bear fluctuating rates of interest, the 11-3/4% Notes and semi-annual cash interest payments of up to $14.1 million (which amount may be reduced depending upon the amount of Discount Debentures repurchased or redeemed by Holdings) on the Discount Debentures commencing in December 1996, and (v) payments of approximately $10.0 million for federal and state tax liabilities in 1996 (assuming the redemption of the remainder of the Discount Debentures at maturity) and increasing annually thereafter.

        Interest on the Discount Debentures is payable at a rate of 13-1/4% per annum from and after June 15, 1996, and commencing on December 15, 1996 semi-annual interest payments of up to $14.1 million will be required to be made thereon. Since Holdings' only asset is its investment in Silgan, its ability to pay interest on the Discount Debentures on and after December 15, 1996 (the date on which interest is first payable on the Discount Debentures) may depend upon its receipt of funds paid by dividend or otherwise loaned, advanced or transferred by Silgan to Holdings. While Silgan has no legal obligation to make such funds available, it is expected that Silgan will do so if it then has sufficient funds available for such purpose. If sufficient funds to pay such interest are not generated by the operations of Silgan's subsidiaries, Silgan or Holdings may seek to borrow or otherwise finance the amount of such payments or refinance the Discount Debentures. Neither the Indenture for the 11-3/4% Notes nor the Credit Agreement limits the ability of Silgan to pay cash dividends to Holdings in order to enable Holdings to pay interest on the Discount Debentures. The funding requirements of Holdings to service its indebtedness (beginning in December
1996) will be met by Silgan through cash generated by operations or borrowings or by Holdings through refinancings of its existing indebtedness or additional debt or equity financings.

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

        The Discount Debentures represent "applicable high yield discount obligations" ("AHYDOs") within the meaning of Section 163(i) of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the tax deduction which would otherwise be available to Holdings in respect of the accretion of interest on the Discount Debentures during their noncash interest period ending June 15, 1996 (approximately $85.0 million) has been and will continue to be deferred, which, in turn, will increase the taxable income of Holdings and reduce the after-tax cash flows of Holdings. However, as a result of Holdings' utilization of its net operating loss carryforward, which, as of December 31, 1995, amounts to approximately $100 million for regular federal income tax purposes, the effect of such deferral on the regular federal income taxes of Holdings has been and will continue to be mitigated until such net operating loss carryforward is fully utilized.

        In 1993, Holdings became subject to alternative minimum tax ("AMT") and, due to the utilization of its AMT net operating loss carryforwards, incurred an AMT liability at a rate of 2%. In 1994, Holdings fully utilized its AMT loss carryforward. Accordingly, in 1995 Holdings incurred, and thereafter Holdings will incur, an AMT liability at a rate of 20% (or the applicable rate then in effect). The AMT paid is allowed (subject to certain limitations) as an indefinite credit carryover against Holdings' regular tax liability in the future when and if Holdings' regular tax liability exceeds the AMT liability.

        The deferred accreted interest on the Discount Debentures will not be deductible until the redemption, retirement or other repayment of the Discount Debentures (other than with stock or debt of Holdings or a related party). During 1995, Holdings repurchased $61.7 million face amount of Discount Debentures, providing Holdings with an allowable deduction of approximately $18.0 million for the amount of interest accreted on such indebtedness. Until the deferred accreted interest is deductible, except to the extent the net operating loss carryforward is available, Holdings will realize taxable income sooner and in a greater amount than if the deferred accreted interest on the Discount Debentures were deductible as it accretes. Depending upon its tax position and financial condition and the benefit which may be available through the deduction of the deferred accreted interest, Holdings could decide in the future to refinance the Discount Debentures or a portion thereof prior to their stated maturity date. In such event, the full amount of the deferred accreted interest (applicable to the Discount Debentures retired) should be deductible under the carryback and carryforward rules under the Code unless the holders of the Discount Debentures receive stock or debt of Holdings or a related party in exchange for the Discount Debentures. No assurance can be given that Holdings will be able to refinance the Discount Debentures at such time; however, management believes that application of the AHYDO rules will not have a material adverse effect on Holdings' financial condition or ability to repay the Discount Debentures. In addition, the IRS has broad authority to issue regulations under the AHYDO rules with retroactive effect to prevent the avoidance of the purposes of those rules through agreements to borrow amounts due under a debt instrument or other arrangements, and thus these regulations, when issued, may affect the timing or availability of the tax deductions for original issue discount on the Discount Debentures.

        Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements for the foreseeable future.

        The Credit Agreement and the indentures relating to the 11-3/4% Notes and the Discount Debentures each contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1996 with all such covenants.

Effect of Interest Rate Fluctuations and Inflation

        Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials.

        Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1995, the Company had $786.1 million of indebtedness outstanding, of which $449.9 million was indebtedness bearing interest at floating rates. To mitigate the effect of interest rate fluctuations, the Company entered into interest rate swap agreements during the first quarter of 1996 whereby floating rate interest was exchanged for fixed rates of interest ranging from 8.1% to 8.6%. The notional principal amounts of these agreements totaled $100.0 million and mature in the year 1999. Depending upon market conditions, the Company may enter into additional interest rate swap agreements or other interest rate hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) during 1996 to hedge its exposure against interest rate volatility.

New Accounting Pronouncements

        Long-Lived Asset Impairment. In March 1995, the Financial Accounting Standard Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for the 1996 fiscal year. As required by SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the fair value of identifiable assets is less than the carrying amount. In making such a determination, the Company will compare the undiscounted cash flows generated by specific assets to the carrying value of such assets. The Company will adopt SFAS No. 121 in 1996 and believes the effect of adoption of SFAS No. 121 will not be material. See Note 5 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

        Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company does not intend to adopt SFAS No. 123 for expense recognition purposes in 1996. See Note 15 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of Holdings

        The current directors and executive officers of Holdings and their respective ages, positions and principal occupations, five-year employment history and other directorships held are furnished below:



                               Age at
                              March 15,        Five-Year Employment
     Name and Position          1996      History and Other Directorships Held
     -----------------        --------    ------------------------------------

 R. Philip Silver                53       Prior to forming S&H, Inc.
    Chairman of the Board                 ("S&H") in 1987, President of
    and Co-Chief                          Continental Can Company from
    Executive Officer of                  June 1983 to August 1986;
    Holdings and Silgan                   consultant to packaging industry
    since March 1994;                     from August 1986 to August 1987;
    formerly President of                 Vice Chairman of the Board and
    Holdings and Silgan;                  Director of Sweetheart Holdings
    Director of Holdings                  Inc. and Sweetheart Cup Company,
    since April 1989 and                  Inc. from September 1989 to
    of Silgan since August                January 1991; Chairman of the
    1987; Chairman of the                 Board and Director of Sweetheart
    Board of Plastics since               Holdings Inc. and Sweetheart Cup
    March 1994; Director                  Company, Inc. from January 1991
    of Containers and                     through August 1993; Director,
    Plastics since August                 Johnstown America Corporation.
    1987.

 D. Greg Horrigan                52       Prior to forming S&H in 1987,
    President and Co-                     Executive Vice President and
    Chief Executive                       Operating Officer of Continental Can
    Officer of Holdings                   Company from 1984 to 1987;
    and Silgan since                      Chairman of the Board and Director
    March 1994; formerly                  of Sweetheart Holdings Inc. and
    Chairman of the Board                 Sweetheart Cup Company, Inc. from
    of Holdings and                       September 1989 to January 1991;
    Silgan; Director of                   Vice Chairman of the Board and
    Holdings since April                  Director of Sweetheart Holdings Inc.
    1989 and of Silgan                    and Sweetheart Cup Company, Inc.
    since August 1987;                    from January 1991
    Chairman of the Board                 through August 1993.
    of Containers since
    August 1987; Director
    of Containers and
    Plastics since August
    1987.

                               Age at
                              March 15,        Five-Year Employment
     Name and Position          1996      History and Other Directorships Held
     -----------------        --------    ------------------------------------

James S. Hoch                    35      Executive Director of Morgan
   Director, Vice                        Stanley & Co., Ltd. since 1994;
   President and Assistant               Principal of Morgan Stanley & Co.
   Secretary of Holdings                 Incorporated since 1993; Vice
   since January 1991;                   President of Morgan Stanley & Co.
   Director of Silgan                    Incorporated from 1991 to 1993
   since January 1991;                   and of MSLEF II since 1991.
   Vice President and                    Director of Sullivan
   Assistant Secretary of                Communications, Inc., Sullivan
   Silgan since 1987;                    Graphics, Inc., Nokia Aluminium
   Director, Vice                        Oy, Kabelmedia GmbH and Sita
   President and Assistant               Telecommunications Holdings
   Secretary of                          N.V.
   Containers since
   January 1991;
   Director, Vice
   President and Assistant
   Secretary of Plastics
   since January 1991.

 Robert H. Niehaus               40       Managing Director of Morgan
    Vice President,                       Stanley & Co. Incorporated since
    Assistant Secretary                   January 1, 1990; joined Morgan
    and Director of                       Stanley & Co. Incorporated in
    Holdings since April                  1982.  Vice President and Director
    1989; Vice President,                 of MSLEF II, Inc. since January
    Assistant Secretary                   1990; Vice Chairman and Director
    and Director of Silgan                of MSCP III since January 1994.
    since August 1987;                    Director of American Italian Pasta
    Vice President,                       Company, Fort Howard
    Assistant Secretary                   Corporation, PSF Finance
    and Director of                       Holdings, Inc., Randall's Food
    Containers and                        Markets, Inc. and Waterford
    Plastics since August                 Crystal Ltd., and Chairman of
    1987.                                 Waterford Wedgewood UK plc.

 Harley Rankin, Jr.              56       Prior to joining the Company,
    Executive Vice                        Senior Vice President and Chief
    President and Chief                   Financial Officer of Armtek
    Financial Officer of                  Corporation; prior to Armtek
    Holdings since April                  Corporation, Vice President and
    1989; Treasurer of                    Chief Financial Officer of
    Holdings since January                Continental Can Company from
    1992; Executive Vice                  November 1984 to August 1986.
    President and Chief                   Vice President, Chief Financial
    Financial Officer of                  Officer and Treasurer of
    Silgan since January                  Sweetheart Holdings Inc. and Vice
    1989; Treasurer of                    President of Sweetheart Cup
    Silgan since January                  Company, Inc. from September
    1992; Vice President                  1989 to August 1993.
    of Containers and
    Plastics since January
    1989; Treasurer of
    Plastics from January
    1994 to December
    1994.

                              Age at
                              March 15,        Five-Year Employment
     Name and Position          1996      History and Other Directorships Held
     -----------------        --------    ------------------------------------

 Harold J. Rodriguez, Jr.        40       Employed by Ernst & Young from
    Vice President of                     1978 to 1987, last serving as Senior
    Holdings and Silgan                   Manager specializing in taxation.
    since March 1994;                     Controller, Assistant Secretary and
    Vice President of                     Assistant Treasurer of Sweetheart
    Containers and                        Holdings Inc. and Assistant
    Plastics since March                  Secretary and Assistant Treasurer of
    1994; Controller and                  Sweetheart Cup Company, Inc. from
    Assistant Treasurer of                September 1989 to August 1993.
    Holdings and Silgan
    since March 1990;
    Assistant Controller
    and Assistant
    Treasurer of Holdings
    from April 1989 to
    March 1990; Assistant
    Controller and
    Assistant Treasurer of
    Silgan from October
    1987 to March 1990.

 Glenn A. Paulson                52       Employed by ANC from January
    Vice President of                     1990 to July 1995, last serving as
    Holdings and Silgan                   Senior Vice President and General
    since January 1996;                   Manager, Food Metal and
    employed by                           Specialty, North America; prior to
    Containers to manage                  ANC, President of the beverage
    the ANC transition                    packaging operations of
    from August 1995 to                   Continental Can Company.
    December 1995.

Management of Metal Container Business

        In addition to the persons listed under "--Directors and Executive Officers Holdings" above, the following are the principal executive officers of
Containers:

                               Age at
                              March 15,        Five-Year Employment
     Name and Position          1996        History and Other Directorships
     -----------------        --------      -------------------------------
                                                       Held
                                                       ----
 James D. Beam                   53       Vice President - Marketing & Sales of
    President and a                       Containers from September 1987 to July
    non-voting                            1990; Vice President and General
    Director of                           Manager of Continental Can Company,
    Containers since                      Western Food Can Division, from
    July 1990.                            March 1986 to September 1987.



 Gerald T. Wojdon                60       General Manager of Manufacturing of
    Vice President -                      the Can Division of The Carnation
    Operations and                        Company from August 1982 to August
    Assistant                             1987.
    Secretary of
    Containers since
    September 1987.

                               Age at
                              March 15,        Five-Year Employment
     Name and Position          1996        History and Other Directorships
     -----------------        --------      -------------------------------
                                                       Held
                                                       ----
Gary M. Hughes                   53       Vice President, Sales and Marketing of
   Vice President -                       the Beverage Division of Continental
   Sales &                                Can Company from February 1988 to
   Marketing of                           July 1990; prior to February 1988, was
   Containers since                       employed by Continental Can in various
   July 1990.                             regional sales positions.



Dennis Nerstad                   58       Vice President of Containers from
   Vice President -                       December 1993 to June 1994.  Vice
   Production                             President - Distribution and Container
   Services of                            Manufacturing of Del Monte from
   Containers since                       August 1989 to December 1993;
   July 1994.                             Director of Container Manufacturing of
                                          Del Monte from November 1983 to July
                                          1989; prior to 1983, employed by Del
                                          Monte in various regional and plant
                                          positions.

 Joseph A. Heaney                43       Controller, Food Metal and Specialty
    Vice President -                      Division of ANC from September 1990
    Finance of                            to October 1995.  From August 1977 to
    Containers since                      August 1990, employed by ANC and
    October 1995.                         American Can Company in various
                                          divisional, regional and plant
                                          finance/accounting positions.

Management of Plastic Container Business

      In addition to the persons listed under "--Directors and Executive Officers of Holdings" above, the following are the principal executive officers of Plastics:

                               Age at
                              March 15,        Five-Year Employment
     Name and Position          1996           History and Positions
     -----------------        --------        -----------------------

 Russell F. Gervais              52        President and Chief Executive
   President and non-                      Officer of Aim Packaging, Inc. from
   voting Director of                      March 1984 to September 1989.
   Plastics since
   December 1992; Vice
   President - Sales &
   Marketing of Plastics
   from September 1989
   until December 1992.

 Howard H. Cole                  50        Manager of Personnel of Monsanto
   Vice President and                      Engineered Products Division of the
   Assistant Secretary of                  Monsanto Company from April 1986
   Plastics since                          to September 1987.
   September 1987.


 Charles Minarik                 58        President of Wheaton Industries
   Vice President -                        Plastics Group from February 1991
   Operations and                          to August 1992; Vice President -
   Commercial                              Marketing of Constar International,
   Development of                          Inc. from March 1983 to February
   Plastics since May                      1991.
   1993.

 Alan H. Koblin                  44        Vice President of Churchill
   Vice President - Sales                  Industries from 1990 to 1992.
   & Marketing of
   Plastics since 1994,
   Director of Sales &
   Marketing of Plastics
   from 1992 to 1994.

  Colleen J. Jones               36        Audit Manager, Arthur Young &
   Vice President -                        Company from July 1982 to July
   Finance and Chief                       1989.
   Financial Officer of
   Plastics since
   December 1994,
   Assistant Secretary of
   Plastics since
   November 1993,
   Corporate Controller
   of Plastics from
   October 1993 to
   December 1994,
   Manager - Finance of
   Plastics from July
   1989 to October
   1993.


        Item 11.  Executive Compensation.

        The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1995, 1994 and 1993 of those persons who at December 31, 1995 were (i) the Chief Executive Officer of Holdings and
(ii) the other four most highly compensated executive officers of Holdings and its subsidiaries. No director of Holdings or its subsidiaries receives any compensation for serving as a director of Holdings or its subsidiaries. See "Certain Transactions--Management Agreements."

                                                         Summary Compensation Table

                                                                                                    Long-Term
                                                               Annual Compensation                 Compensation
                                                 -------------------------------------------       ------------

                                                                                                      Awards
                                                                                                      ------

                                                                                   Other           Securities
                                                                                  Annual        Underlying Stock       All Other
Name and Principal Position            Year      Salary<F1><F2> Bonus<F1><F3>  Compensation     Options/SARs<F4>    Compensation<F5>
---------------------------            ----      ------------   -----------    ------------     ---------------     ---------------

R. Philip Silver                       1995      $1,830,000         -                -                 -                    -
 (Chairman of the Board and            1994       1,684,135         -                -                 -                    -
 Co-Chief Executive Officer of         1993       1,608,799         -                -                 -                    -
 Holdings and Silgan and Chairman
 of the Board of Plastics)

D. Greg Horrigan                       1995       1,830,000         -                -                 -                    -
 (President and Co-Chief               1994       1,684,135         -                -                 -                    -
 Executive Officer of Holdings         1993       1,608,799         -                -                 -                    -
 and Silgan and Chairman of
 the Board of Containers)

Harley Rankin, Jr.                     1995         408,978         -                -                 -                    -
 (Executive Vice President,            1994         384,930         -                -               6,000                  -
 Chief Financial Officer and           1993         347,598         -                -                 -                    -
 Treasurer of Holdings and
 Silgan and Vice President of
 Containers and Plastics)

James D. Beam                          1995         361,200         -                -                 -                $66,394
 (President of Containers)             1994         350,000     $169,092             -                 -                 94,175
                                       1993         239,949       65,277             -                 -                 24,883

Russell F. Gervais                     1995         226,000       59,000             -                 -                  5,085
 (President of Plastics)               1994         216,804       83,300             -                 600                  -
                                       1993         210,000         -                -                 -                    -

-------------------
<F1>    The  compensation  of Messrs.  Horrigan,  Silver,  Rankin and  Rodriguez
        reflects amounts as earned and was paid by S&H. Such persons received no direct compensation from Holdings, Silgan or their respective subsidiaries. See "Certain Transactions--Management Agreements."

<F2>    The  salaries of Messrs.  Beam and Gervais were paid by  Containers  and
        Plastics, respectively.

<F3>    Bonuses of Messrs. Beam and Gervais were earned by them in such year and paid in the following year, pursuant to the Silgan Containers Corporation Performance Incentive Plan and the Silgan Plastics Corporation Incentive Plan, respectively. Under such plans, executive officers and other key employees of Containers and Plastics may be awarded cash bonuses provided that such company achieves certain assigned financial targets.

<F4>    Reflects  options to purchase  shares of Holdings  Class C Stock granted under the Silgan Holdings Inc. Third Amended and Restated 1989 Stock Option Plan (the "Holdings Plan") in the case of Mr. Rankin, and options to purchase, and tandem SARs relating to, shares of Plastics' common stock granted under the Silgan Plastics Corporation 1994 Stock Option Plan (the "Plastics Plan") in the case of Mr. Gervais. Such options and tandem SARs are exercisable ratably over a five-year period beginning on January 1, 1995.

<F5>    In the case of Mr. Beam,  includes for 1995 and 1994 amounts contributed under the Silgan Containers Corporation Supplemental Executive Retirement Plan (the "Supplemental Plan") and used to pay premiums for split-dollar life insurance for Mr. Beam maintained in conjunction with the Supplemental Plan and includes amounts contributed by Containers under the Silgan Containers Corporation Deferred Incentive Savings Plan. In the case of Mr. Gervais, includes amounts allocated to Mr. Gervais under the Silgan Plastics Corporation Contributory Retirement Plan.


                                               OPTION/SAR VALUES AT DECEMBER 31, 1995
                                               --------------------------------------


                                                                                                    Value of Unexercised
                                               Number of Securities Underlying                          in-the-Money
                                                 Unexercised Options/SARs at                           Options/SARs at
                                                      December 31, 1995                               December 31, 1995
                                                      -----------------                               -----------------

                Name                         Exercisable            Unexercisable            Exercisable            Unexercisable
                ----                         -----------            -------------            -----------            -------------

R. Philip Silver.....................            --                      --                       --                      --

D. Greg Horrigan.....................            --                      --                       --                      --

Harley Rankin, Jr. <F1>..............          12,400                   3,600                  $250,000                   --


James D. Beam <F2><F3>...............             480                    --                     918,601                   --

Russell F. Gervais <F4>..............             240                     360                     --                      --

-------------------

<F1>    Options are for shares of Holdings  Class C Stock.  Value is  determined based upon the excess of the fair market value of Holdings Class C Stock (determined based on the most recent sale by Holdings of its stock) over the exercise price. The most recent sale by Holdings of its stock closed in December 1993 and was of Holdings Class B Stock. See "Business--Company History" and "Security Ownership of Certain Beneficial Owners and Management--Description of Holdings Common Stock." Such value may not be indicative of the value of Holdings Class B Stock on the date hereof or of Holdings Class C Stock. In the event of a public offering by Holdings, value would be based upon fair market value as determined under the Holdings Plan.

<F2>    Options are for, and tandem SARs relate to, shares of Containers' common stock. As of December 31, 1995, 13,754 shares of Containers' common stock are issued and outstanding and an additional 1,200 shares of Containers' common stock are authorized for issuance under the Silgan Containers Corporation Second Amended and Restated 1989 Stock Option Plan (the "Containers Plan"). Value is determined based upon the excess of the book value of Containers' common stock from the date of grant, less the portion of parent debt allocable to Containers, over the exercise price. In the event of a public offering by Holdings or a change of control of Holdings, such options and tandem SARs would be converted into options and tandem SARs under the Holdings Plan as provided in the Containers Plan, and value would be based on fair market value as determined under the Holdings Plan.

<F3>    240  options  and  tandem  SARs  were  granted  in June  1989  under the
        Containers Plan and an additional 240 options and tandem SARs were granted in July 1990 under the Containers Plan. The book value, as computed under the Containers Plan, for the shares underlying the options and tandem SARs exceeds the exercise price therefor.

<F4>    Options are for, and tandem SARs relate to,  shares of Plastics'  common stock. As of December 31, 1995, 13,800 shares of Plastics' common stock are issued and outstanding and an additional 1,200 shares of Plastics' common stock are authorized for issuance under the Plastics Plan. The options and related SARs are not exercisable until a public offering by Holdings or a change of control of Holdings shall have occurred. At the time of such public offering or change of control, such options and tandem SARs would be converted into options and tandem SARs under the Holdings Plan as provided in the Plastics Plan, and value would be based upon the fair market value of such options and tandem SARs as determined under the Holdings Plan.

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

        The following table illustrates the estimated annual normal retirement benefits that are payable under the Containers Pension Plan. Such benefit levels assume retirement at age 65, the years of service shown, continued existence of the Containers Pension Plan without substantial change and payment in the form of a single life annuity.


                                                Containers Pension Plan Table
                                                -----------------------------

                                                               Years of Service
Final Average    ------------------------------------------------------------------------------------------------------------------
   Earnings            10                 15                  20                  25                  30                   35
-------------    ---------------    --------------      --------------      --------------      --------------       --------------


  $  50,000        $   7,130          $  10,640           $  14,260           $  17,830           $  21,390            $24,960

     75,000           11,510             17,260              23,010              28,760              34,520             40,270

    100,000           15,880             23,820              31,760              39,700              47,640             55,580

    125,000           20,260             30,380              40,510              50,640              60,770             70,890

    150,000           24,630             36,950              49,260              61,580              73,890             86,210

    175,000           29,010             43,510              58,010              72,510              87,020            101,520

    200,000           33,380             50,070              66,760              83,450             100,140            116,830

    225,000           37,760             56,630              75,510              94,390             113,270            132,140


        Benefits under the Containers Pension Plan are based on the participant's average base pay (the "Salary" column in the Summary Compensation Table) over the final three years of employment. The amount of average base pay taken into account for any year is limited by Section 401(a)(17) of the Code, which imposes a cap of $150,000 (to be indexed for inflation) on compensation taken into account for 1994 and later years (the limit for 1993 was $235,840).

        As of December 31, 1995, the years of credited service under the Containers Pension Plan for the eligible executive officer named in the Summary Compensation Table is as follows: James D. Beam, 8. Mr. Beam also participates in the Supplemental Plan, which is designed to make up for benefits not payable under the Containers Pension Plan due to Internal Revenue Code limitations. Mr. Beam's benefits under the Supplemental Plan are funded through a split-dollar life insurance policy; income attributable to this life insurance policy is included in the "All Other Compensation" column of the Summary Compensation Table.

        The following table illustrates the estimated annual normal retirement benefits that are payable under the Plastics Pension Plan. Such benefit levels assume retirement age at 65, the years of service shown, continued existence of the Plastics Pension Plan without substantial change and payment in the form of a single life annuity.


                                               Plastics Pension Plan Table
                                               ---------------------------

                                                                Years of Service
Final Average    ------------------------------------------------------------------------------------------------------------------
   Earnings            10                 15                  20                  25                  30                   35
-------------    --------------     --------------      --------------      --------------      --------------       --------------

  $  50,000        $  7,000           $ 10,550            $ 14,000            $ 17,500            $ 21,000             $ 24,500

     75,000          10,500             15,750              21,000              26,250              31,500               36,750

    100,000          14,000             21,000              28,000              35,000              42,000               49,000

    125,000          17,500             26,250              35,000              43,750              52,500               61,250

    150,000          21,000             31,500              42,000              52,500              63,000               73,950

    175,000          24,500             36,750              49,000              61,250              73,950               87,075

    200,000          28,000             42,000              56,000              70,200              85,200              100,200

    225,000          31,500             47,250              63,000              79,575              96,450              113,325


        Benefits under the Plastics Pension Plan are based on the participant's average total cash compensation (the "Salary" and "Bonus" columns in the Summary Compensation Table) over the final 36 months of employment or over the highest three of the final five calendar years of employment, which ever produces the greater average compensation. In computing the average, compensation for any year cannot exceed 125% of base pay. Compensation used in determining benefits is also limited by Section 401(a)(17) of the Code, which imposes a cap of $150,000 (to be indexed for inflation) on compensation taken into account for 1994 and later years (the limit for 1993 was $235,840).

        Benefits under the Plastics Pension Plan may be offset by a social security amount (the plan provides benefits based on the greater of three formulas, only one of which provides for a social security offset). Each of the benefit estimates in the above table is based on the formula that produces the greatest benefit for individuals with the stated earnings and years of service.

        As of December 31, 1995, the years of credited service under the Plastics Pension Plan for the eligible executive officer named in the Summary Compensation Table is as follows: Russell F. Gervais, 6.

Certain Employment Agreements

        Certain executive officers and other key employees of Containers and Plastics (including Messrs. Beam and Gervais) have executed employment agreements. The initial term of each such employment agreement is generally three years from its effective date and is automatically extended for successive one year periods unless terminated pursuant to the terms of such agreement.
Generally, these employment agreements provide for, among other things, a minimum severance benefit equal to base salary and benefits for, in most cases, a period of one year (or the remainder of the term of the agreement, if longer)
(i) if the employee is terminated by his employer for any reason other than disability or for cause as specified in the agreement or (ii) if the employee voluntarily terminates employment due to a demotion and, in some cases, significant relocation, all as specified in the agreement.

        The foregoing summaries of the various benefit plans and agreements of the Company are qualified by reference to such plans and agreements, copies of certain of which have been filed as exhibits to this Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Certain Beneficial Owners of Holdings' Capital Stock

        The  following  table  sets  forth,  as  of  March  15,  1996,   certain
information with respect to the beneficial ownership by certain persons and entities of outstanding shares of capital stock of Holdings:

                                       Number of Shares of Each Class of                     Percentage Ownership of

                                           Holdings Common Stock Owned                        Holdings Common Stock
                                      ----------------------------------     ------------------------------------------------------

                                      Class A      Class B      Class C      Class A      Class B      Class C     Consolidated <F1>
                                      -------      -------      -------      -------      -------      -------     ----------------
R. Philip Silver <F2>...........      208,750         --           --          50%          --           --            19.24%

D. Greg Horrigan <F2>...........      208,750         --           --          50%          --           --            19.24%

James S. Hoch <F3>..............         --           --           --          --           --           --              --

Robert H. Niehaus <F3>..........         --           --           --          --           --           --              --

Harley Rankin, Jr. <F4>.........         --           --         12,400<F5>    --           --          18.08%           --

James D. Beam <F6>..............         --           --           --          --           --           --              --

Russell F. Gervais <F7>.........   .     --           --           --          --           --           --              --

The Morgan Stanley Leveraged
 Equity Fund II, L.P. <F8>......         --        417,500         --          --         62.55%         --            38.48%


Mellon Bank, N.A., as trustee for
 First Plaza Group Trust <F9>...         --        250,000         --          --         37.45%         --            23.04%

All officers and directors as a
 group.........................       417,500         --         18,600<F5>   100%          --          27.11%<F10>    38.48%


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

<F3> Director of Holdings and Silgan.  The address for such person is c/o Morgan
     Stanley & Co.  Incorporated,  1221  Avenue of the  Americas,  New York,  NY
     10020.

<F4> The address for such person is 4 Landmark Square, Stamford, CT  06901.

<F5> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to Silgan Holdings Inc. Third Amended and Restated 1989 Stock Option Plan.

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






<F10>Bankers  Trust New York  Corporation  beneficially  owns  50,000  shares of
     Holdings Class C Stock.

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

        Under the Certificate of Incorporation, Holdings has authority to issue 500,000 shares of Holdings Class A Stock, 667,500 shares of Holdings Class B Stock and 1,000,000 shares of Holdings Class C Stock. Holdings has an aggregate of 1,135,000 shares of Holdings Common Stock outstanding as follows: (i) 417,500 shares of Holdings Class A Stock; (ii) 667,500 shares of Holdings Class B Stock; and (iii) 50,000 shares of Holdings Class C Stock. Except as described below, the rights, privileges and powers of Holdings Class A Stock and Holdings Class B Stock are identical, with each share of each class being entitled to one vote on all matters to come before the stockholders of Holdings.

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

        The Holdings Organization Agreement prohibits the disposition of Holdings' common stock without the prior written consent of Messrs. Silver and Horrigan and MSLEF II, except for (i) dispositions to affiliates (which, in the case of First Plaza, includes any successor or underlying trust, and which, in the case of MSLEF II, does not include any person which is not an Investment Entity (as defined below)), (ii) dispositions to certain family members of Messrs. Silver and Horrigan or trusts for the benefit of those family members,
(iii) dispositions to certain parties, subject to certain other rights of first refusal discussed below, (iv) the sale by First Plaza to Holdings of all of the Holdings Stock acquired by First Plaza on December 21, 1993, upon the exercise of Holdings' call option as described below, and (v) dispositions in connection with an initial public offering of the common stock of Holdings, as described below. Any transfer of Holdings' common stock (other than transfers described in clauses (iv) and (v) of the preceding sentence) will be void unless the transferee agrees in writing prior to the proposed transfer to be bound by the terms of the Holdings Organization Agreement.

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


Item 13.  Certain Relationships and Related Transactions.

Management Agreements

        Holdings, Silgan, Containers and Plastics each entered into an amended and restated management services agreement dated as of December 21, 1993 (collectively, the "Management Agreements") with S&H to replace in its entirety its existing management services agreement, as amended, with S&H. Pursuant to the Management Agreements, S&H provides Holdings, Silgan, Containers and
Plastics and their respective subsidiaries with general management and administrative services (the "Services"). The Management Agreements provide for payments to S&H (i) on a monthly basis, of $5,000 plus an amount equal to 2.475% of consolidated earnings before depreciation, interest and taxes of Holdings and its subsidiaries ("Holdings EBDIT"), for such calendar month until Holdings EBDIT for the calendar year shall have reached an amount set forth in the Management Agreements for such calendar year (the "Scheduled Amount") and 1.65% of Holdings EBDIT for such calendar month to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than an amount (the "Maximum Amount") set forth in the Management Agreements (the "Monthly Management Fee") and (ii) on a quarterly basis, of an amount equal to 2.475% of Holdings EBDIT for such calendar quarter until Holdings EBDIT for the calendar year shall have reached the Scheduled Amount and 1.65% of Holdings EBDIT for such calendar quarter to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than the Maximum Amount (the "Quarterly Management Fee"). The Scheduled Amount was $77.5 million for the calendar year 1995 and increases by $6.0 million for each year thereafter. The Maximum Amount is $95.758 million for the calendar year 1995, $98.101 million for the calendar year 1996, $100.504 million for the calendar year 1997, $102.964 million for the calendar year 1998 and $105.488 million for the calendar year 1999. The Management Agreements provide that upon receipt by Silgan of a notice from Bankers Trust that certain events of default under the Credit Agreement have occurred, the Quarterly Management Fee shall continue to accrue, but shall not be paid to S&H until the fulfillment of certain conditions, as set forth in the Management Agreements.

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

        For the years ended December 31, 1995, 1994 and 1993, pursuant to the arrangements described above, S&H earned aggregate fees, including reimbursable expenses and fees payable to Morgan Stanley, of $5.4 million, $5.0 million and $4.4 million, respectively, from Holdings, Silgan, Containers and Plastics, and during 1995, 1994 and 1993 Morgan Stanley earned fees of $409,000, $383,000 and $337,000, respectively.

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

        In connection with the refinancings of the Company's bank credit agreement in 1995 and 1993, the banks thereunder (including Bankers Trust) received certain fees amounting to $17.2 million and $8.1 million in 1995 and 1993, respectively.

        G. William Sisley, Secretary of Holdings and Silgan, is a partner in the law firm of Winthrop, Stimson, Putnam & Roberts. Winthrop, Stimson, Putnam & Roberts provides legal services to Holdings, Silgan and their subsidiaries.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

SILGAN HOLDINGS INC.:

Report of Independent Auditors......................................... .... F-1

Consolidated Balance Sheets at December 31, 1995 and 1994............. ..... F-2

Consolidated Statements of Operations for the years ended December 31,
  1995, 1994 and 1993....................................................... F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the
  years ended December 31, 1995, 1994 and 1993.............................. F-4

Consolidated Statements of Cash Flows for the years ended December 31,
  1995, 1994 and 1993....................................................... F-5

Notes to Consolidated Financial Statements.................................. F-7

SILGAN CORPORATION:

Report of Independent Auditors............................................. F-38

Consolidated Balance Sheets at December 31, 1995 and 1994.................. F-39

Consolidated Statements of Operations for the years ended December 31,
    1995, 1994 and 1993.................................................... F-40

Consolidated Statements of Common Stockholder's Equity for the years ended December 31, 1995, 1994 and 1993................................... F-41

Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993....................................... F-42

Notes to Consolidated Financial Statements................................. F-44

Schedules:

SILGAN HOLDINGS INC.:

I.      Condensed Financial Information of Silgan Holdings Inc.:
        Condensed Balance Sheets at December 31, 1995 and 1994............. F-73
        Condensed Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993................................. F-74
        Condensed Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993................................. F-75

SILGAN CORPORATION:

 I.     Condensed Financial Information of Silgan Corporation:
        Condensed Balance Sheets at December 31, 1995 and 1994............. F-76
        Condensed Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993................................. F-77
        Condensed Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993................................. F-78

II.     Schedules of Valuation and Qualifying Accounts for the years ended
        December 31, 1995, 1994 and 1993................................... F-79

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

  4.3 Form of Holdings' 13-1/4% Senior Discount Debentures Due 2002 (incorporated by reference to Exhibit 4.4 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

  4.4 Form of Silgan's 11-3/4% Senior Subordinated Notes due 2002 (incorporated by reference to Exhibit 4.5 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

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

Exhibit
Number                                      Description
-------                                     -----------

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

 10.7 Agreement for Sale and Purchase of Containers, dated as of December 3, 1988, between Containers and Dial (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated December 19, 1988).

 10.8 Asset Purchase Agreement, dated as of November 7, 1988, between Containers and Dial (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K, dated December 19, 1988).

 10.9 Amended and Restated Stock Purchase Agreement, dated as of January 1, 1989, among Aim, certain shareholders of Aim, and Silgan (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K, dated March 15, 1989).

 10.10 Assignment and Assumption, dated as of March 1, 1989, between Silgan and InnoPak Plastics Corporation (Plastics) (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated March 15, 1989).

 10.11 Agreement for Purchase and Sale of Assets between Fortune and InnoPak Plastics Corporation (Plastics) dated as of March 1, 1989 (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K, dated April 14,
                    1989).

 10.12 Amendment to Agreement for Purchase and Sale of Assets, dated as of March 30, 1989, between Fortune and InnoPak Plastics Corporation (Plastics) (incorporated by reference to Exhibit 2 to Silgan's Current Report on Form 8-K, dated April 14, 1989).

 10.13 Assignment and Assumption Agreement, dated as of March 31, 1989, between InnoPak Plastics Corporation (Plastics) and Fortune Acquisition Corporation (incorporated by reference to Exhibit 3 to Silgan's Current Report on Form 8-K, dated April 14, 1989).

 10.14 Agreement for Purchase and Sale of Shares between and among InnoPak Plastics Corporation (Plastics), Gordon Malloch and Jurgen Arnemann and Express, dated as of March 1, 1989 (incorporated by reference to Exhibit 5 to Silgan's Current Report on Form 8-K, dated April 14, 1989).

Exhibit
Number                                      Description
-------                                     -----------


 10.15              Amendment  to  Agreement  for  Purchase  and Sale of Shares,
                    dated as of March 31, 1989, among InnoPak Plastics Corporation (Plastics), Express, Gordon Malloch and Jurgen Arnemann (incorporated by reference to Exhibit 6 to Silgan's Current Report on Form 8-K, dated April 14, 1989).

 10.16 Assignment and Assumption Agreement dated as of March 31, 1989, between InnoPak Plastics Corporation (Plastics) and 827598 Ontario Inc. (incorporated by reference to Exhibit 7 to Silgan's Current Report on Form 8-K, dated April 14,
                    1989).

#10.17 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33- 18719).

#10.18 Amended and Restated Employment Agreement, dated as of June 18, 1987, between Gerald Wojdon and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

#10.19 Employment Agreement, dated as of September 1, 1989, between Silgan, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim (incorporated by reference to Exhibit 5 filed with Silgan's Report on Form 8-K, dated March 15,
                    1989).

 10.20 Supply Agreement for Gridley, California effective August 31, 1987 (incorporated by reference to Exhibit 10(ix) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.21 Amendment to Supply Agreement for Gridley, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.27 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.22 Supply Agreement for Gustine, California effective August 31, 1987 (incorporated by reference to Exhibit 10(x) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.23 Amendment to Supply Agreement for Gustine, California, dated March 1, 1990 (incorporated by reference to Exhibit 10.29 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.24 Supply Agreement for Hanford, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xi) filed with Silgan's Registration Statement on Form S-1, dated

Exhibit
Number                                      Description
-------                                     -----------

                    January  11,  1988,  Registration  Statement  No.  33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.25 Amendment to Supply Agreement for Hanford, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.31 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.26 Supply Agreement for Riverbank, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.27 Supply Agreement for Woodland, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xiii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.28 Amendment to Supply Agreement for Woodland, California, dated July 1, 1990 (incorporated by reference to Exhibit
                    10.34 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.29 Supply Agreement for Morton, Illinois, effective August 31, 1987 (incorporated by reference to Exhibit 10(vii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.30 Amendment to Supply Agreement for Morton, Illinois, dated July 1, 1990 (incorporated by reference to Exhibit 10.36 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.31 Supply Agreement for Ft. Dodge, Iowa, effective August 31, 1987 (incorporated by reference to Exhibit 10(xiv) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.32 Amendment to Supply Agreement for Ft. Dodge, Iowa, dated March 1, 1990 (incorporated by reference to Exhibit 10.38 filed with Silgan's Registration statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.33 Supply Agreement for Maysville, Kentucky, effective August 31, 1987 (incorporated by reference to Exhibit 10(xvi) filed with Silgan's Registration Statement on Form S-1, dated

Exhibit
Number                                      Description
-------                                     -----------

                    January  11,  1988,  Registration  Statement  No.  33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.34 Amendment to Supply Agreement for Maysville, Kentucky, dated March 1, 1990 (incorporated by reference to Exhibit 10.40 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.35 Supply Agreement for St. Joseph, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xvii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.36 Amendment to Supply Agreement for St. Joseph, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit
                    10.42 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.37 Supply Agreement for Trenton, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xviii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.38 Amendment to Supply Agreement for Trenton, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.44 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.39              Supply  Agreement  for South  Dayton,  New  York,  effective
                    August 31, 1987 (incorporated by reference to Exhibit 10(xix) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.40 Amendment to Supply Agreement for South Dayton, New York, dated March 1, 1990 (incorporated by reference to Exhibit
                    10.46 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.41 Supply Agreement for Statesville, North Carolina, effective August 31, 1987 (incorporated by reference to Exhibit 10(xx) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.42 Supply Agreement for Hillsboro, Oregon, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxi) filed with Silgan's Registration Statement on Form S-1, dated

Exhibit
Number                                      Description
-------                                     -----------

                    January  11,  1988,  Registration  Statement  No.  33-18719)
                    (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.43 Amendment to Supply Agreement for Hillsboro, Oregon, dated March 1, 1990 (incorporated by reference to Exhibit 10.49 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.44              Supply  Agreement  for  Moses  Lake,  Washington,  effective
                    August 31, 1987 (incorporated by reference to Exhibit 10(xxii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.45 Amendment to Supply Agreement for Moses Lake, Washington, dated March 1, 1990 (incorporated by reference to Exhibit
                    10.51 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.46 Supply Agreement for Jefferson, Wisconsin, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxiii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.47 Amendment to Supply Agreement for Jefferson, Wisconsin, dated March 1, 1990 (incorporated by reference to Exhibit
                    10.53 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 10.48 Supply Agreement for Fort Madison, dated as of December 3, 1988 (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated December 19,
                    1988).

 10.49 Amendment to Supply Agreements dated November 17, 1989 for Ft. Dodge, Iowa; Hillsboro, Oregon; Jefferson, Wisconsin; St. Joseph, Missouri; and Trenton, Missouri (incorporated by reference to Exhibit 10.49 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

#10.50 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit
                    10.32 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

#10.51 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

Exhibit
Number                                      Description
-------                                     -----------

 10.52 Express Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.66 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33- 28409).

 10.53              Express  Security  Agreement  dated  as of  March  31,  1989
                    (incorporated by reference to Exhibit 10.67 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.54 Canadian Holdco Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.68 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.55 Canadian Holdco Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.69 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.56 Canadian Acquisition Co. Guaranty dated as of March 31, 1989 (incorporated by reference to Exhibit 10.70 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.57 Canadian Acquisition Co. Pledge Agreement dated as of March 31, 1989 (incorporated by reference to Exhibit 10.71 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.58 Agreement and Plan of Merger, dated as of April 28, 1989, among Holdings, Acquisition and Silgan (incorporated by reference to Exhibit 2.6 to Holdings' Registration Statement on Form S-1, dated May 1, 1989, Registration No. 33-28409).

 10.59 Lease between Containers and Riverbank Venture dated May 1, 1990 (incorporated by reference to Exhibit 10.99 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

 10.60 Loan Agreement between The Iowa Department of Economic Development, City of Iowa City and Iowa City Can Manufacturing Company, dated November 17, 1988 (incorporated by reference to Exhibit 10.100 filed with Silgan's Annual Report on Form 10-K for the year ended December 31,1989, Commission File No. 33-18719).

 10.61 Promissory Note and Promissory Note Agreement dated November 17, 1988 from Iowa City Can Manufacturing Company to the City of Iowa City (incorporated by reference to Exhibit
                    10.101 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

 10.62 Mortgage between City of Iowa City, Iowa City Can Manufacturing Company and Michael Development dated January 5, 1990 (incorporated by reference to Exhibit 10.102 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

Exhibit
Number                                      Description
-------                                     -----------


 10.63 Containers Master Equipment Lease with Decimus Corporation, dated as of October 11, 1989 (incorporated by reference to Exhibit 10.103 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719).

 10.64 Amended and Restated Tax Allocation Agreement by and among Holdings, Silgan, Containers, InnoPak Plastics Corporation (Plastics), Aim, Fortune, SPHI and Silgan PET dated as of July 13, 1990 (incorporated by reference to Exhibit 10.107 filed with Post- Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

 10.65              Sublease  Agreement  between Amoco and PET Acquisition Corp.
                    (Silgan PET) dated July 24, 1989 (incorporated by reference to Exhibit 10.111 filed with Post-Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

 10.66 Lease Agreement between the Trustees of Cabot 95 Trust and Amoco Plastic Products Company dated August 16, 1978 (incorporated by reference to Exhibit 10.112 filed with Post-Effective Amendment No. 6 to Silgan's Registration Statement on Form S-1, dated August 20, 1990, Registration Statement No. 33-18719).

 10.67 Contribution Agreement by and among Messrs. Silver, Horrigan, Rankin and Rodriguez, MSLEF II and BTNY dated as of July 13, 1990 (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated July
                    1990).

 10.68 Asset Purchase Agreement, dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics Inc. (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

 10.69 Inventory and Equipment Purchase Agreement, dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 2 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

 10.70 Letter Agreement, dated November 15, 1991, amending the Asset Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 3 to Silgan's Current Report on Form 8-K, dated December 2, 1991).

 10.71              Letter  Agreement,  dated  November 15,  1991,  amending the
                    Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 4 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

 10.72              Letter  Agreement,  dated  November 31,  1991,  amending the
                    Inventory and Equipment Purchase Agreement dated as of November 1, 1991 by and among Silgan PET, Holdings and Sewell Plastics, Inc. (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K, dated December 2, 1991).

Exhibit
Number                                      Description
-------                                     -----------


#10.73 Containers Deferred Incentive Savings Plan (incorporated by reference to Exhibit 10.144 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499).

 10.74 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Silgan (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

 10.75 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Containers and Plastics (incorporated by reference to Exhibit 6 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

 10.76 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Holdings (incorporated by reference to Exhibit 7 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

 10.77 Amended and Restated Security Agreement dated as of June 18, 1992, among Plastics, Containers and Bankers Trust (incorporated by reference to Exhibit 8 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

 10.78 Underwriting Agreement, dated June 22, 1992, between Holdings and Morgan Stanley with respect to the Discount Debentures (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K dated July 15, 1992, Commission File No. 33- 47632).

 10.79 Underwriting Agreement, dated June 22, 1992, between Silgan and Morgan Stanley with respect to the 11-3/4% Notes (incorporated by reference to Exhibit 3 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

#10.80 Silgan Containers Corporation Second Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit
                    10.100 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

#10.81 Form of Containers Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.120 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

#10.82 Silgan Plastics Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.102 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

#10.83 Form of Plastics Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.103 filed with Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, dated May 11, 1994, Commission File No. 33-46499).

Exhibit
Number                                      Description
-------                                     -----------


#*10.84             Silgan  Holdings Inc.  Third Amended and Restated 1989 Stock
                    Option Plan.

#10.85 Form of Holdings Nonstatutory Restricted Stock Option and Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.124 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 33-28409).

 10.86 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

 10.87 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

 10.88 Amended and Restated Organization Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

 10.89              Stockholders Agreement, dated as of December 21, 1993, among
                    R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

#10.90             Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

#10.91 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Silgan (incorporated by reference to Exhibit 5 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

#10.92 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Containers (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

#10.93 Amended and Restated Management Services Agreement, dated as of December 21, 1993, between S&H and Plastics (incorporated by reference to Exhibit 7 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

 10.94 Stock Purchase Agreement, dated as of December 21, 1993, between Holdings and First Plaza (incorporated by reference to Exhibit 8 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

 10.95 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 10.118 filed with Silgan's Annual Report on Form

Exhibit
Number                                      Description
-------                                     -----------

                    10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

 10.96 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 10.119 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

 10.97 Credit Agreement, dated as of August 1, 1995, among Silgan, Containers, Plastics, the lenders from time to time party thereto, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, and Bank of America Illinois, as Documentation Agent and as a Co- Arranger (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

 10.98 Amended and Restated Holdings Guaranty, dated as of August 1, 1995, made by Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

 10.99 Amended and Restated Borrowers Guaranty, dated as of August 1, 1995, made by Silgan, Containers, Plastics, California-Washington Can Corporation and SCCW Can Corporation (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

 10.100 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

*21                 Subsidiaries of the Registrant.

*27                 Financial Data Schedule.


(b)  Reports on Form 8-K:

        None.



--------------------
*Filed herewith

#Indicates a management contract or compensatory plan or arrangement in accordance with Instruction 3 to Item 14 of Form 10-K.

                                   SIGNATURES



                   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SILGAN HOLDINGS INC.



Date:  March 29, 1996                  By /s/ R. Philip Silver
                                          ---------------------
                                          R. Philip Silver
                                          Chairman of the Board and
                                          Co-Chief Executive Officer



                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Signature                             Title                       Date
---------                             -----                       ----


                             Chairman of the Board and
                             Co-Chief Executive Officer
/s/ R. Philip Silver         Principal Executive Officer)       March 29, 1996
------------------------
(R. Philip Silver)


                             President, Co-Chief Executive
/s/ D. Greg Horrigan         Officer and Director               March 29, 1996
------------------------
(D. Greg Horrigan)

Signature                             Title                       Date
---------                             -----                       ----



                             Vice President, Assistant
/s/ James S. Hoch            Secretary and Director             March 29, 1996
-----------------------
(James S. Hoch)


                             Vice President, Assistant
/s/ Robert H. Niehaus          Secretary and Director           March 29, 1996
----------------------
(Robert H. Niehaus)


                             Executive Vice President, Chief
                             Financial Officer and Treasurer
/s/ Harley Rankin, Jr.       (Principal Financial Officer)      March 29, 1996
-----------------------
(Harley Rankin, Jr.)


                             Vice President, Controller and
                                 Assistant Treasurer
/s/ Harold J. Rodriguez, Jr. (Principal Accounting Officer)     March 29, 1996
----------------------------
(Harold J. Rodriguez, Jr.)

                               INDEX TO EXHIBITS




Exhibit No.                                 Exhibit
-----------                                 -------

  10.84          Silgan  Holdings  Inc.  Third  Amended and Restated  1989 Stock
                 Option Plan


    21                                        Subsidiaries of the Registrant.


    27                                        Financial Data Schedule.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I   ................................................................... 1
         Item 1.    Business................................................ 1
         Item 2.    Properties............................................. 10
         Item 3.    Legal Proceedings...................................... 12
         Item 4.    Submission of Matters to a Vote of Security Holders.... 13

PART II  .................................................................. 14
         Item 5.    Market for Registrant's Common Stock and Related
                    Stockholder Matters.................................... 14
         Item 6.    Selected Financial Data................................ 14
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................... 17
         Item 8.    Financial Statements and Supplementary Data............ 28
         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................... 28

PART III .................................................................. 29
         Item 10.   Directors and Executive Officers of the Registrant..... 29
         Item 11.   Executive Compensation................................. 33
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management............................................. 37
         Item 13.   Certain Relationships and Related Transactions......... 44

PART IV  .................................................................. 47
         Item 14.   Exhibits, Financial Statements, Schedules, and
                    Reports on Form 8-K.................................... 47


                                      -i-
<SEGMENT - COVER
           AFS95
           FDS95>