Form 10-K/A
period 1995-12-31
SILGAN HOLDINGS INC
filed 1996-04-05
CIK 849869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________________ to _____________________

                        Commission file number 33-28409

                              SILGAN HOLDINGS INC.
             (Exact name of registrant as specified in its charter)
        Delaware                                           06-1269834
(State of incorporation)                    (I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut                                06901
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code (203) 975-7110
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

None of the registrant's voting stock was held by non-affiliates as of March 15, 1996.

As of March 15, 1996, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

Classes of shares of common stock                               Number of shares
   outstanding,  $0.01 par value                                   outstanding
           Class A                                                   417,500
           Class B                                                   667,500
           Class C                                                    50,000
                   Documents Incorporated by Reference: None

         The purpose of this filing is to electronically file on the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) System pursuant to Rule 103 of Regulation S-T a complete copy of the Silgan Holdings Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended
December 31, 1995 (including the financial statements and exhibits filed therewith). Certain information which had previously been submitted to the EDGAR System as "subordinate segments" of that original Annual Report on Form 10-K is not readily available to the public as a result of technical difficulties. However, both the "master segment" and all "subordinate segments" of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995 had been electronically submitted to, and accepted by, the EDGAR system, on a timely basis on March 29, 1996. This amended filing is identical in all respects with that original Annual Report on Form 10-K with the exception that the amended filing has been formatted in a manner which will permit public access to the information contained in the original "subordinate segments" without technical difficulties.




                                   SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SILGAN HOLDINGS INC.



DATE:   April 4, 1996                    By: /s/ Harley Rankin, Jr.
                                            ----------------------
                                            Harley Rankin, Jr.
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer

                               INDEX TO EXHIBITS




Exhibit No.                                 Exhibit
- -----------                                 -------

    27                          Financial Data Schedule.

    99                          Annual Report on Form 10-K filed by the
                                Company on March 29, 1996.