Form 10-Q
period 1996-06-30
SILGAN HOLDINGS INC
filed 1996-08-14
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.


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

                                Yes [ X ] No [ ]

As of August 13, 1996, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

       Classes of shares of                                   Number of
common stock outstanding, $0.01 par value                shares outstanding
- -----------------------------------------                ------------------

              Class A                                           417,500
              Class B                                           417,500
              Class C                                            50,000

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               June 30,    June 30,     Dec. 31,
                                                 1996        1995         1995
                                             (unaudited) (unaudited)   (audited)
ASSETS
Current assets:
     Cash and cash equivalents ...........   $    1,859  $      841  $    2,102
     Accounts receivable, net ............      125,724      74,926     109,929
     Inventories .........................      286,448     164,138     210,471
     Prepaid expenses and other current
      assets .............................        5,691       6,185       5,801
                                             ----------  ----------  ----------
         Total current assets ............      419,722     246,090     328,303

Property, plant and equipment, net .......      482,723     255,453     487,301
Goodwill, net ............................       72,713      29,389      53,562
Other assets .............................       29,448      21,244      30,880
                                             ----------  ----------  ----------
                                             $1,004,606  $  552,176  $  900,046
                                             ==========  ==========  ==========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable ..............   $   90,361  $   44,826  $  138,195
     Accrued payroll and related costs ...       41,378      25,307      32,805
     Accrued interest payable ............        6,551       1,735       4,358
     Accrued expenses and other current
      liabilities ........................       32,801      20,457      43,457
     Bank working capital loans ..........      148,550      39,750       7,100
     Current portion of long-term debt ...       27,192      19,514      28,140
                                             ----------  ----------  ----------
         Total current liabilities .......      346,833     151,589     254,055

Long-term debt ...........................      745,550     525,884     750,873
Deferred income taxes ....................        6,836       6,831       6,836
Other long-term liabilities ..............       75,523      23,750      68,086

Deficiency in stockholders' equity:
     Common stock ........................           12          12          12
     Additional paid-in capital ..........       33,606      33,606      33,606
     Accumulated deficit .................     (203,754)   (189,496)   (213,422)
                                              ----------  ----------  ----------
         Total deficiency in stockholders'
         equity ..........................     (170,136)   (155,878)   (179,804)
                                             ----------  ----------  ----------
                                             $1,004,606  $  552,176  $  900,046
                                             ==========  ==========  ==========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                            Three Months Ended
                                                            ------------------

                                                           June 30,     June 30,
                                                             1996         1995

Net sales ............................................     $327,062     $201,726

Cost of goods sold ...................................      278,369      171,879
                                                           --------     --------

     Gross profit ....................................       48,693       29,847

Selling, general and administrative expenses .........       14,381        7,561
                                                           --------     --------

     Income from operations ..........................       34,312       22,286

Interest expense and other related
       financing costs ...............................       23,288       17,546
                                                           --------     --------

     Income before income taxes ......................       11,024        4,740

Income tax provision .................................        1,500        1,200
                                                           --------     --------

     Net income ......................................     $  9,524     $  3,540
                                                           ========     ========











                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                             Six Months Ended
                                                             ----------------

                                                             June 30,  June 30,
                                                               1996      1995

Net sales ............................................     $606,922     $404,990

Cost of goods sold ...................................      521,683      346,144
                                                           --------     --------

     Gross profit ....................................       85,239       58,846

Selling, general and administrative expenses .........       27,210       17,729
                                                           --------     --------

     Income from operations ..........................       58,029       41,117

Interest expense and other related
       financing costs ...............................       45,861       34,797
                                                           --------     --------

     Income before income taxes ......................       12,168        6,320

Income tax provision .................................        2,500        4,200
                                                           --------     --------

     Net income ......................................     $  9,668     $  2,120
                                                           ========     ========











                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                             Six Months Ended
                                                             ----------------
                                                           June 30,    June 30,
                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
     Net income .......................................   $   9,668   $   2,120
     Adjustments to reconcile net income
          to net cash used by operating activities:
         Depreciation .................................      27,153      15,993
         Amortization .................................       4,761       3,562
         Accretion of discount on discount debentures .      12,077      15,121
         Changes in assets and liabilities:
                  (Increase) in accounts receivable ...     (13,155)     (9,814)
                  (Increase) in inventories ...........     (74,520)    (41,709)
                  (Decrease) increase in trade accounts
                     payable ..........................     (47,834)      7,981
                  Other, net ..........................        (864)     (3,390)
                                                          ---------   ---------
                      Total adjustments ...............     (92,382)    (12,256)
                                                          ---------   ---------
         Net cash used by operating activities ........     (82,714)    (10,136)
                                                          ---------   ---------

Cash flows from investing activities:
     Acquisition of St. Louis facility from
        American National Can Company .................     (13,121)       --
     Capital expenditures .............................     (29,031)    (19,671)
     Proceeds from sale of assets .....................       1,521       3,270
                                                          ---------   ---------
         Net cash used in investing activities ........     (40,631)    (16,401)
                                                          ---------   ---------

Cash flows from financing activities:
     Borrowings under working capital loans ...........     489,100     181,410
     Repayments under working capital loans ...........    (347,650)   (154,260)
     Repayment of long-term debt ......................     (18,348)     (2,454)
                                                          ---------   ---------
         Net cash provided by financing activities ....     123,102      24,696
                                                          ---------   ---------

Net decrease in cash and cash equivalents .............        (243)     (1,841)
Cash and cash equivalents at beginning of year ........       2,102       2,682
                                                          ---------   ---------
Cash and cash equivalents at end of period ............   $   1,859   $     841
                                                          =========   =========

Supplementary data:
     Interest paid ....................................   $  29,456   $  16,943
     Income taxes paid ................................         363       8,055


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1996 and 1995 and for the
              three months and six months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of June 30, 1996 and 1995 and December 31, 1995, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the statements of cash flows for the six months ended June 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during the first or second quarter of 1996 as a result of the adoption of SFAS No. 121.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company continues to recognize compensation expense in accordance with APB No. 25.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1996 and 1995 and for the
              three months and six months then ended is unaudited)


2.  Inventories

Inventories consisted of the following (in thousands):

                                           June 30,      June 30,      Dec. 31,
                                             1996          1995          1995
                                           -------       -------       -------

Raw materials and supplies .........     $  36,776     $  30,430      $  46,027
Work-in-process ....................        35,107        19,413         24,869
Finished goods .....................       205,233       119,629        135,590
Spare parts and other ..............         7,730          --            6,344
                                         ---------     ---------      ---------
                                           284,846       169,472        212,830
Adjustment to value inventory
  at cost on the LIFO Method .......         1,602        (5,334)        (2,359)
                                         ---------     ---------      ---------
                                         $ 286,448     $ 164,138      $ 210,471
                                         =========     =========      =========


3.  Acquisitions

Set forth below is the Company's summary unaudited pro forma results of operations for the six months ended June 30, 1995. The unaudited pro forma results of operations of the Company for the six months ended June 30, 1995 include the historical results of the Company and the Food Metal & Specialty business of American National Can Company ("AN Can") for such period and give effect to certain pro forma adjustments. The pro forma adjustments made to the historical results of operations for June 30, 1995 reflect the effect of purchase accounting adjustments based upon appraisals and valuations, the financing of the acquisition of AN Can by the Company, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events had occurred as of the beginning of 1995. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on January 1, 1995, or to project the Company's results of operations for any future period (in thousands):

                                                  Pro forma
                                                June 30, 1995
                                                -------------

                     Net sales ................   $650,042
                     Income from operations ...     65,488
                     Income before income taxes     20,414
                     Net income ...............     13,114

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1996 and 1995 and for the
              three months and six months then ended is unaudited)


3.  Acquisitions (continued)

In connection with the acquisition of AN Can, the Company has finalized its plant rationalization and integration plans. These plans consist primarily of the closing or downsizing of manufacturing plants and the integration of the selling, general, and administrative functions of the former AN Can operations with the Company. The Company estimates that costs related to such plans include approximately $6.6 million related to plant exit costs, $22.6 million related to employee severance and relocation costs, and $3.5 million related to administrative workforce reductions. The timing of the plant rationalizations will be primarily dependent on covenants in existing labor agreements and accordingly these costs will be incurred during the period from late 1996 through early 1998. Costs related to administrative workforce reductions and relocation were incurred principally during the second half of 1995 and the first half of 1996. Through June 30, 1996, the Company has incurred costs of $2.5 million for administrative workforce reductions.

During the second quarter of 1996, the purchase price allocation for the AN Can acquisition was adjusted for differences between the actual and preliminary valuations for the asset appraisals and for projected employee benefit costs as well as for a revision in estimated costs of plant rationalizations, administrative workforce reductions and other various matters, which in aggregate resulted in an adjustment to increase goodwill by $20.7 million.


4.  13 1/4% Senior Discount Debentures

On June 15, 1996, the Company redeemed $17.4 million principal amount of its 13 1/4% Senior Discount Debentures due 2002 ("Discount Debentures") at par.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1996 and 1995 and for the
              three months and six months then ended is unaudited)


5.  Subsequent Events

On May 31, 1996, Silgan Corporation ("Silgan"), a wholly-owned subsidiary of the Company, amended its Credit Agreement to, among other things, provide for the borrowing of an additional $125.0 million of B term loans. On July 3, 1996, Silgan borrowed the additional B term loans and as permitted under the Credit Agreement used the proceeds therefrom to fund the redemption by Holdings of $125.0 million principal amount of Discount Debentures at par. In connection with the early redemption of the Discount Debentures, it is expected that during the third quarter of 1996 the Company will incur an extraordinary charge of approximately $1.7 million, net of tax, for the write-off of unamortized deferred financing costs.

On July 22, 1996, the Company issued 50,000 shares of 13 1/4% Exchangeable Preferred Stock, mandatorily redeemable in 2006 ("Preferred Stock"), for net proceeds of $47.8 million. The Company used $35.8 million of these proceeds to purchase its Class B Common Stock held by Mellon Bank, as trustee for First Plaza Group Trust. During the third quarter, additional paid in capital will be reduced by $15.0 million, the original issuance amount received for the Class B Common Stock, and the remainder of the payment will be applied to Holdings' accumulated deficit. Additionally, the balance of the proceeds received from the issuance of Preferred Stock will be used to redeem $12.0 million principal amount of Discount Debentures on August 26, 1996.

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations - Three Months

Summary historical results for the Company's two business segments, metal and plastic containers, for the three months ended June 30, 1996 and 1995 and summary pro forma results for the Company and AN Can for the three months ended June 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events occurred as of the beginning of the period presented. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended June 30, 1996 and 1995.

                                             Three Months Ended June 30
                                             --------------------------
                                                Historical     Pro Forma
                                              1996      1995     1995
                                              ----      ----      ----
                                                (Dollars in millions)
           Net sales:
                Metal containers & other   $  273.9  $  144.5  $  280.9
                Plastic containers .....       53.2      57.2      57.2
                                           --------  --------  --------
                    Consolidated .......   $  327.1  $  201.7  $  338.1
                                           ========  ========  ========

           Operating profit:
                Metal containers & other   $   30.2  $   18.0  $   33.9
                Plastic containers .....        4.8       3.5       3.5
                Corporate ..............       (0.7)      0.8       0.8
                                           --------  --------  --------
                    Consolidated .......   $   34.3  $   22.3  $   38.2
                                           ========  ========  ========

Historical Three Months Ended June 30, 1996 Compared with Historical Three Months Ended June 30, 1995

Consolidated net sales increased $125.4 million, or 62.2%, to $327.1 million for the three months ended June 30, 1996, as compared to net sales of $201.7 million for the same three months in the prior year. This increase resulted primarily from net sales generated by the former AN Can operations.

Net sales for the metal container business (including net sales of its specialty business of $19.7 million) were $273.9 million for the three months ended June 30, 1996, an increase of $129.4 million from net sales of $144.5 million for the same period in 1995. Net sales of metal cans of $254.2 million for the three months ended June 30, 1996 were $111.8 million greater than net sales of metal cans of $142.4 million for the same period in 1995. Approximately $105.0 million of this increase related to sales of metal cans by the former AN Can operations and the balance related to an increase in sales during the quarter by Silgan's existing can facilities.

Sales of specialty items included in the metal container segment increased $17.6 million to $19.7 million during the three months ended June 30, 1996 as compared to the same period in 1995, due to additional sales generated in 1996 by the operations acquired from AN Can.

Net sales for the plastic container business of $53.2 million during the three months ended June 30, 1996 decreased $4.0 million from net sales of $57.2 million for the same period in 1995. The decline in net sales resulted principally from the pass through of lower resin costs.

Cost of goods sold as a percentage of consolidated net sales improved 0.1 percentage points to 85.1% ($278.4 million) for the three months ended June 30, 1996, as compared to 85.2% ($171.9 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to improved operating efficiencies due to can plant consolidations which occurred late in 1995, synergies realized from the AN Can acquisition, and improved manufacturing performance of the plastics business, offset, in part, by increased per unit can manufacturing costs resulting from lower production volumes at Silgan's existing facilities. Improved inventory management in conjunction with the additional production capacity provided by the acquisition of AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, reduce the amount of finished goods inventory it carries.

Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.6 percentage points to 4.4% ($14.4 million) for the three months ended June 30, 1996, as compared to 3.8% ($7.6 million) for the three months ended June 30, 1995. Selling, general and administrative expenses for the three months ended June 30, 1995 included the reversal of a corporate charge of $1.0 million for legal costs associated with the AN Can acquisition. Such costs were capitalized at the time the purchase contract for AN Can was executed in the second quarter of 1995. Excluding the benefit of this adjustment, selling, general, and administrative expense as a percentage of sales remained relatively constant with the prior year. During the quarter, the Company continued to incur redundant administrative costs associated with the integration of AN Can. As the Company completes its integration of the administrative functions of AN Can with the Company in 1996, it expects that these redundant costs will decline and that its selling, general and administration costs as a percentage of sales will decrease.

Income from operations as a percentage of consolidated net sales was 10.5% ($34.3 million) for the three months ended June 30, 1996, as compared with 11.0% ($22.3 million) for the same period in 1995. Excluding the effect of the reversal of the corporate charge in 1995, income from operations as a percentage of consolidated net sales for the three months ended June 30, 1996 remained relatively constant with the same period in the prior year.

Income from operations as a percentage of net sales for the metal container business was 11.0% ($30.2 million) for the three months ended June 30, 1996, as compared to 12.5% ($18.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales for the metal container business was principally attributable to a decline in gross margin as a result of higher per unit manufacturing costs incurred on lower production volume at the Company's existing manufacturing facilities due to the planned reduction in finished goods inventory, lower margins realized on sales made from former AN Can facilities due to their higher cost base, and costs associated with the integration of the administrative functions of AN Can with the Company.

Income from operations as a percentage of net sales for the plastic container business was 9.0% ($4.8 million) for the three months ended June 30, 1996, as compared to 6.1% ($3.5 million) for the same period in 1995. The operating performance of the plastic container business improved as a result of production planning and scheduling efficiencies and benefits realized from capital investment. Included in income from operations for the plastic container business is a charge of $0.5 million incurred in the second quarter for unreimbursed expenses resulting from flood damage at one of its facilities.

Interest expense increased $5.7 million to $23.3 million for the three months ended June 30, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995, offset, in part, by the benefit realized from the redemption of a portion of the Discount Debentures with proceeds from Silgan's lower cost bank facility as well as by lower average bank borrowing rates.

The provision for income taxes for the three months ended June 30, 1996 and 1995 provide for federal, state and foreign taxes currently payable and reflects the benefit of the deduction for the accreted interest on the retired Discount Debentures.

As a result of the items discussed above, net income increased $6.0 million to $9.5 million for the three months ended June 30, 1996, as compared to $3.5 million for the three months ended June 30, 1995.


Results of Operations - Pro Forma

Historical Three Months Ended June 30, 1996 Compared with Pro Forma Three Months Ended June 30, 1995

Consolidated net sales for the three months ended June 30, 1996 declined $11.0 million as compared to pro forma consolidated net sales for the same period in the prior year. The decrease in net sales was principally attributable to the loss of an AN Can customer whose product line was acquired by another company which had self manufacturing capacity for that product, lower unit sales to a customer who desired two suppliers (Silgan and AN Can had previously been the two suppliers), slightly lower sales of vegetable pack cans due to the scheduled production and shipment of cans closer to the pack season and lower sales of plastic containers due to the pass through of lower resin costs, offset, in part, by an increase in unit sales to non-vegetable pack customers.

Income from operations as a percentage of consolidated net sales for the three months ended June 30, 1996 was 10.5% ($34.3 million) as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 11.3% ($38.2 million) for the three months ended June 30, 1995. Management believes that the decrease in income from operations for the three months ended June 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to increased per unit costs realized on lower can production volumes and redundant costs associated with the integration of AN Can, offset, in part, by the realization of greater than anticipated can manufacturing synergies resulting from the acquisition of AN Can, and improved operating performance of the plastic container business.

Results of Operations - Six Months

Summary historical results for the Company's two business segments, metal and plastic containers, for the six months ended June 30, 1996 and 1995 and summary pro forma results for the Company and AN Can for the six months ended June 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events occurred as of the beginning of the period presented. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma combined financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended June 30, 1996 and 1995.
                                              Six Months Ended June 30
                                              ------------------------
                                              Historical      Pro  Forma
                                            1996       1995      1995
                                            ----       ----      ----
                                                (Dollars in millions)
          Net sales:
               Metal containers & other   $  500.3  $  289.2  $  534.2
               Plastic containers .....      106.7     115.8     115.8
                                          --------  --------  --------
                   Consolidated .......   $  607.0  $  405.0  $  650.0
                                          ========  ========  ========
          Operating profit:
               Metal containers & other   $   49.8  $   34.0  $   58.5
               Plastic containers .....        8.9       7.7       7.7
               Corporate ..............       (0.7)     (0.6)     (0.6)
                                          --------  --------  --------
                   Consolidated .......   $   58.0  $   41.1  $   65.6
                                          ========  ========  ========


Historical Six Months Ended June 30, 1996 Compared with Historical Six Months Ended June 30, 1995

Consolidated net sales increased $202.0 million, or 49.9%, to $607.0 million for the six months ended June 30, 1996, as compared to net sales of $405.0 million for the same six months in the prior year. This increase resulted primarily from net sales generated by the former AN Can operations offset, in part, by lower net sales of metal containers to Silgan's existing customer base and lower net sales of plastic containers.

Net sales for the metal container business (including net sales of its specialty business of $42.3 million) were $500.3 million for the six months ended June 30, 1996, an increase of $211.1 million from net sales of $289.2 million for the same period in 1995. Net sales of metal cans of $458.0 million for the six months ended June 30, 1996 were $172.9 million greater than net sales of metal cans of $285.1 million for the same period in 1995. This increase resulted principally from net sales of metal cans generated by the former AN Can operations of approximately $191.0 million during the first six months of 1996. Net sales of metal containers to Silgan's existing customers declined during the first six months of 1996 as compared to the first six months of 1995 primarily as a result of lower unit volume. Most of the decline relates to the expected production and shipment of vegetable pack cans during the fresh pack season in the third and fourth quarter of 1996 as compared to the first and second quarter of 1995. Similar to 1995, the 1996 Midwest vegetable pack is expected to be below normal due to cool wet weather during the planting season.

Sales of specialty items included in the metal container segment increased $38.3 million to $42.3 million during the six months ended June 30, 1996 as compared to the same period in 1995, due to additional sales generated in 1996 by the operations acquired from AN Can.

Net sales for the plastic container business of $106.7 million during the six months ended June 30, 1996 decreased $9.1 million from net sales of $115.8 million for the same period in 1995. The decline in net sales resulted principally from the pass through of lower resin costs.

Cost of goods sold as a percentage of consolidated net sales was 86.0% ($521.7 million) for the six months ended June 30, 1996, an increase of 0.5 percentage points as compared to 85.5% ($346.1 million) for the same period in 1995. The increase in cost of goods sold as a percentage of net sales was primarily attributable to the higher cost base of the former AN Can operations and increased per unit manufacturing costs resulting from lower can production volumes, offset, in part, by improved operating efficiencies due to can plant consolidations and synergies realized from the AN Can acquisition as well as improved manufacturing performance by the plastic container business. Lower can production volumes resulted from a reduction in the amount of finished goods inventory carried by the Company due to the scheduled production of cans closer to the pack season. As a result, it is expected that production volumes will increase in the second half of 1996, thereby reducing per unit manufacturing costs and increasing manufacturing margins for that period as compared to the same period in the prior year.

Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 4.5% ($27.2 million) for the six months ended June 30, 1996, as compared to 4.4% ($17.7 million) for the six months ended June 30, 1995. The increase in selling, general and administrative expenses as a percentage of net sales principally reflects redundant costs associated with the integration of AN Can with the Company. As the Company completes its integration of the administrative functions of AN Can with the Company in 1996, it expects that these redundant costs will decline and that its selling, general and administration costs as a percentage of sales will decrease.

Income from operations as a percentage of consolidated net sales was 9.6% ($58.0 million) for the six months ended June 30, 1996, as compared with 10.2% ($41.1 million) for the same period in 1995. The decline in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned decline in gross margin.

Income from operations as a percentage of net sales for the metal container business was 10.0% ($49.8 million) for the six months ended June 30, 1996, as compared to 11.8% ($34.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales for the metal container business principally resulted from higher per unit manufacturing costs incurred as a result of lower production volume and lower margins realized on sales made from former AN Can facilities due to their higher cost base.

Income from operations as a percentage of net sales for the plastic container business was 8.3% ($8.9 million) for the six months ended June 30, 1996, as compared to 6.6% ($7.7 million) for the same period in 1995. The operating performance of the plastic container business improved as a result of production planning and scheduling efficiencies and benefits realized from capital investment.

Interest expense increased $11.1 million to $45.9 million for the six months ended June 30, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995, offset, in part, by the benefit realized from the redemption of a portion of the Discount Debentures with proceeds from Silgan's lower cost bank facility and by lower average bank borrowing rates. In the third quarter of 1996, the Company redeemed $125.0 million principal amount Discount Debentures with proceeds from it lower cost bank facility, further lowering its average borrowing costs.

The provisions for income taxes for the six months ended June 30, 1996 and 1995 provide for federal, state and foreign taxes currently payable. The decrease in the provision for income taxes of $1.7 million for the six months ended June 30, 1996 as compared to the same period in the prior year reflects the benefit of the current cash tax savings realized from the deduction of accreted interest on the retired Discount Debentures.

As a result of the items discussed above, net income increased $7.6 million to $9.7 million for the six months ended June 30, 1996, as compared to $2.1 million for the six months ended June 30, 1995.


Results of Operations - Pro Forma

Historical Six Months Ended June 30, 1996 Compared with Pro Forma Six Months Ended June 30, 1995

Consolidated net sales for the six months ended June 30, 1996 declined $43.0 million as compared to pro forma consolidated net sales for the same period in the prior year. The decline in net sales of the metal container business of $33.9 million was principally attributable to the loss of an AN Can customer whose product line was acquired by a company with self manufacturing capacity for that product, the planned production and shipment of vegetable pack cans in the second half of 1996 as compared to the first half of 1995, and lower unit sales to a customer who desired two suppliers (Silgan and AN Can had previously been the two suppliers). Net sales of the plastic container business declined $9.1 million principally due to the pass through of lower resin costs.

Income from operations as a percentage of consolidated net sales for the six months ended June 30, 1996 was 9.6% ($58.0 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 10.1% ($65.6 million) for the six months ended June 30, 1995. Management believes that the decrease in income from operations for the six months ended
June 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to increased per unit costs realized on lower can production volumes and redundant costs associated with the integration of AN Can with the Company, offset, in part, by the realization of greater than anticipated can manufacturing synergies resulting from the acquisition of AN Can and improved operating performance of the plastic container business. Despite a projected below normal vegetable pack in 1996, management anticipates that the 1996 pack will approximate the 1995 pack and believes that its operating performance in the second half of 1996 will exceed its operating performance during the same period in the prior year due to the scheduled production of vegetable pack cans closer to the pack season.

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

For the first six months of 1996, net borrowings of working capital loans of $141.5 million, proceeds of $1.5 million from the sale of assets and a decrease in cash balances of $0.2 million were used to fund cash used by operations of $82.7 million for the Company's seasonal working capital needs, capital expenditures of $42.1 million (including the planned purchase of American National Can Company's St. Louis facility for $13.1 million), the redemption of $17.4 million of Discount Debentures, and the repayment of $0.9 million of term loans under Silgan's Credit Agreement. The Company's earnings before depreciation, interest, taxes and amortization ("EBDITA") for the six months ended June 30, 1996 increased by $30.7 million to $89.5 million in comparison to the same period in 1995. The increase in EBDITA principally reflected the generation of additional cash earnings from the former AN Can operations.

For the six months ended June 30, 1996, the operating cash flow of the Company declined from the same period in the prior year primarily as a result of the increased working capital needed, mainly for inventory, to support the former AN Can operations. Although management has undertaken a program to carry less finished goods inventory by scheduling some of its production closer to the vegetable pack, it is still necessary to build a significant portion of its inventory prior to the vegetable pack. The decline in trade accounts payable from year end results from traditional year end payment terms.

Because the Company sells metal containers used in vegetable and fruit processing, its sales are seasonal. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased Silgan's seasonal metal containers business, and as a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements. Approximately $175.0 million of the Company's working capital revolver, including letters of credit, were utilized at its peak in July 1996.

As of June 30, 1996, the outstanding principal amount of working capital loans of the Company was $148.6 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $69.0 million.

On July 3, 1996, Silgan borrowed an additional $125.0 million of B term loans under its Credit Agreement. As permitted under the Credit Agreement, Silgan used such proceeds to fund Holdings redemption of $125.0 million principal amount of Discount Debentures. Additionally, on July 22, 1996, Holdings received net proceeds of $47.8 million from the issuance of 50,000 shares of its Preferred Stock. On that date, Holdings purchased its Class B Common Stock held by Mellon Bank, as trustee for First Plaza Group Trust, for $35.8 million. The balance of the net proceeds from such issuance will be used to redeem $12.0 million principal amount of Discount Debentures on August 26, 1996. Upon completion of that redemption, the Company will have outstanding $59.0 million principal amount of Discount Debentures. Since 1995, the Company will have redeemed or repurchased an aggregate of $216.0 million of its Discount Debentures, thereby reducing by $14.3 million its semi-annual interest payments on such indebtedness. Silgan intends to make funds available to Holdings to enable it to pay its semi-annual cash interest obligation ($3.9 million based on $59.0 million principal amount of Discount Debentures outstanding) on the remaining Discount Debentures, commencing on December 15, 1996.

Dividends on the Preferred Stock are cumulative at 13 1/4% per annum and are payable quarterly in cash or, on or prior to July 15, 2000 at the option of the Company, in additional shares of Preferred Stock. The Company expects that it will make its dividend payments on the Preferred Stock in kind for the foreseeable future and that its obligations under the Preferred Stock will not affect its projected liquidity requirements.

Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements for the foreseeable future.

Presently, the Company is actively considering refinancing the remaining Discount Debentures with other debt financings and/or equity financings, including a public offering of equity. Any such financings would depend upon the market conditions existing at the time and would have to be effected in compliance with Silgan's and/or Holdings', as the case may be, agreements in respect of their respective indebtedness.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                               Description
         27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

On May 31, 1996, Silgan Holdings Inc. filed a Current Report on Form 8-K with respect to an amendment to Silgan Corporation's Credit Agreement that provided for, among other things, an additional $125.0 million of B term loans, the proceeds of which were used to redeem Discount Debentures.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SILGAN HOLDINGS INC.


Dated:  August 13, 1996               /s/Harley Rankin, Jr.
- -----------------------               ---------------------
                                      Harley Rankin, Jr.
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer
                                      (Principal Financial Officer)




Dated:  August 13, 1996               /s/Harold J. Rodriguez, Jr.
- -----------------------               ---------------------------
                                      Harold J. Rodriguez, Jr.
                                      Vice President and Controller
                                      (Chief Accounting Officer)