Form 10-Q
period 1996-09-30
SILGAN HOLDINGS INC
filed 1996-11-04
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1996 or

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

                                Yes [ X ] No [ ]

As of November 4, 1996, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

             Classes of shares of                             Number of
   common stock outstanding, $0.01 par value             shares outstanding
   -----------------------------------------             ------------------

                    Class A                                    417,500
                    Class B                                    417,500
                    Class C                                     50,000

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            Sept. 30,    Sept. 30,     Dec. 31,
                                              1996         1995          1995
                                              ----         ----          ----
                                          (unaudited)   (unaudited)    (audited)
ASSETS
Current assets:
     Cash and cash equivalents ..........  $    2,874   $    3,860   $    2,102
     Accounts receivable, net ...........     218,883      262,819      109,929
     Inventories ........................     190,690      196,584      210,471
     Prepaid expenses and other
        current assets ..................       9,801       21,142        5,801
                                           ----------   ----------   ----------
         Total current assets ...........     422,248      484,405      328,303

Property, plant and equipment, net ......     479,505      496,392      487,301
Goodwill, net ...........................      72,218       53,966       53,562
Other assets ............................      32,208       32,491       30,880
                                           ----------   ----------   ----------
                                           $1,006,179   $1,067,254   $  900,046
                                           ==========   ==========   ==========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable ............   $   86,609   $   96,159   $  138,195
     Accrued payroll and related costs .       40,811       35,400       32,805
     Accrued interest payable ..........       16,543       10,449        4,358
     Accrued expenses and other current
        liabilities ....................       32,496       35,719       43,457
     Bank working capital loans ........      126,000      184,000        7,100
     Current portion of long-term debt .       28,454        7,250       28,140
                                           ----------    ---------   ----------
         Total current liabilities .....      330,913      368,977      254,055

Long-term debt .........................      732,288      772,292      750,873
Deferred income taxes ..................        6,836        6,836        6,836
Other long-term liabilities ............       73,454       77,171       68,086

Cumulative exchangeable redeemable
   preferred stock .....................       51,307         --           --

Deficiency in stockholders' equity:
     Common stock ......................            9           12           12
     Additional paid-in capital ........       18,609       33,606       33,606
     Accumulated deficit ...............     (207,237)    (191,640)    (213,422)
                                           ----------   ----------   ----------
         Total deficiency in
            stockholders' equity .......     (188,619)    (158,022)    (179,804)
                                           ----------   ----------   ----------
                                           $1,006,179   $1,067,254   $  900,046
                                           ==========   ==========   ==========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                             Three Months Ended
                                                             ------------------
                                                            Sept. 30,  Sept. 30,
                                                               1996       1995
                                                               ----       ----

Net sales .............................................     $473,563   $406,515

Cost of goods sold ....................................      414,714    364,832
                                                            --------   --------

     Gross profit .....................................       58,849     41,683

Selling, general and administrative expenses ..........       15,200     13,366
                                                            --------   --------

     Income from operations ...........................       43,649     28,317

Interest expense and other related financing costs ....       22,425     22,925
                                                            --------   --------

     Income before income taxes .......................       21,224      5,392

Income tax provision ..................................          500      1,700
                                                            --------   --------

     Income before extraordinary charge ...............       20,724      3,692

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ...............        2,089      5,837
                                                            --------   --------

     Net income (loss) before preferred stock
        dividend requirement ..........................       18,635     (2,145)

Preferred stock dividend requirement ..................        1,307       --
                                                            --------   --------

     Net income (loss) available to common
        stockholders ..................................     $ 17,328   $ (2,145)
                                                            ========   =========




                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                             Nine Months Ended
                                                             -----------------
                                                            Sept. 30,  Sept. 30,
                                                              1996       1995
                                                              ----       ----

Net sales ...........................................     $1,080,486   $811,505

Cost of goods sold ..................................        936,397    710,975
                                                          ----------   --------

     Gross profit ...................................        144,089    100,530

Selling, general and administrative expenses ........        42,411     31,095
                                                          ----------   --------

     Income from operations .........................        101,678     69,435

Interest expense and other related financing costs ..         68,286     57,722
                                                          ----------   --------

     Income before income taxes .....................         33,392     11,713

Income tax provision ................................          3,000      5,900
                                                          ----------   --------

     Income before extraordinary charge .............         30,392      5,813

Extraordinary charge relating to early
   extinguishment of debt, net of taxes .............          2,089      5,837
                                                          ----------   --------

     Net income (loss) before preferred stock
        dividend requirement ........................         28,303        (24)

Preferred stock dividend requirement ................          1,307       --
                                                          ----------   --------

     Net income (loss) available to common
        stockholders ................................     $   26,996   $    (24)
                                                          ==========   ========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                            Nine Months Ended
                                                            -----------------
                                                          Sept. 30,    Sept. 30,
                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities:
  Net income (loss) ....................................  $ 28,303     $    (24)
  Adjustments to reconcile net income (loss) to
     net cash (used) provided by operating activities:
      Depreciation .....................................    40,009       27,233
      Amortization .....................................     6,803        5,321
      Accretion of discount on discount debentures .....    12,077       21,931
      Extraordinary charge relating to early
         extinguishment of debt, net of taxes ..........     2,089        5,837
      Changes in assets and liabilities:
           (Increase) in accounts receivable ...........  (106,461)     (55,512)
           Decrease in inventories .....................    21,238       14,472
           (Decrease) increase in trade accounts payable   (51,586)       2,508
           Net working capital used by AN Can from
              8/1/95 to 9/30/95 ........................      --        (11,195)
           Other, net ..................................      (461)       6,193
                                                          --------     --------
               Total adjustments .......................   (76,292)      16,788
                                                          --------     --------
      Net cash (used) provided by operating activities .   (47,989)      16,764
                                                          --------     --------

Cash flows from investing activities:
  Acquisition of ANC's Food Metal & Specialty business .   (13,121)    (347,052)
  Capital expenditures .................................   (38,624)     (30,414)
  Proceeds from sale of assets .........................     1,521        3,398
                                                          --------     --------
      Net cash used in investing activities ............   (50,224)    (374,068)
                                                          --------     --------

Cash flows from financing activities:
  Borrowings under working capital loans ...............   710,550      490,410
  Repayments under working capital loans ...............  (591,650)    (333,672)
  Proceeds from issuance of long-term debt .............   125,000      450,000
  Repayment of long-term debt ..........................  (155,348)    (227,256)
  Proceeds from issuance of preferred stock ............    50,000        --
  Repurchase of common stock ...........................   (35,811)       --
  Debt issuance costs ..................................    (3,756)     (21,000)
                                                          --------     --------
      Net cash provided by financing activities ........    98,985      358,482
                                                          --------     --------

Net increase in cash and cash equivalents ..............       772        1,178
Cash and cash equivalents at beginning of year .........     2,102        2,682
                                                          --------     --------
Cash and cash equivalents at end of period .............  $  2,874     $  3,860
                                                          ========     ========

Supplementary data:
     Interest paid .....................................  $ 41,112     $ 23,017
     Income taxes paid .................................       568        8,592
     Preferred stock issued in lieu of cash dividend ...     1,307         --


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, however, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of September 30, 1996 and 1995 and December 31, 1995 and, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior year's financial statements to conform with current year presentation.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during the first nine months of 1996 as a result of the adoption of SFAS No. 121.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


2.  Inventories

Inventories consisted of the following (in thousands):

                                            Sept. 30     Sept. 30,      Dec. 31,
                                              1996         1995           1995
                                              ----         ----           ----
Raw materials and supplies .........        $ 37,314     $ 39,675      $ 46,027
Work-in-process ....................          32,792       22,588        24,869
Finished goods .....................         111,229      132,804       135,590
Spare parts and other ..............           7,663        6,345         6,344
                                            --------     --------      --------
                                             188,998      201,412       212,830
Adjustment to value inventory
   at cost on the LIFO Method ......           1,692       (4,828)       (2,359)
                                            --------     --------      --------
                                            $190,690     $196,584      $210,471
                                            ========     ========      ========

3.  Acquisitions

Set forth below is the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 1995. The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1995 include the historical results of the Company and the Food Metal & Specialty business of American National Can Company ("AN Can") for such period and give effect to certain pro forma adjustments. The pro forma adjustments made to the historical results of operations for September 30, 1995 reflect the effect of purchase accounting adjustments based upon appraisals and valuations, the financing of the acquisition of AN Can by the Company, the refinancing of certain of the Company's debt obligations, and certain other adjustments as if these events had occurred as of the beginning of 1995. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with Containers' existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. Pro forma adjustments have not been made to interest expense for the nine months ended September 30, 1995 for the refinancings as described in Note 5 or for the subsequent events discussed in
Note 6.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


3.  Acquisitions  (continued)

The following unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the transactions in fact occurred on January 1, 1995, or to project the Company's results of operations for any future period (in thousands):

                                                             Pro forma
                                                        September 30, 1995
                                                        ------------------
       Net sales ...............................             $1,113,982
       Income from operations ..................                 92,359
       Income before income taxes ..............                 25,880
       Net income ..............................                 16,155

In connection with the acquisition of AN Can, the Company has finalized its plant rationalization and integration plans. These plans consist primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general, and administrative functions of the former AN Can operations with the Company. The Company estimates that costs related to such plans include approximately $6.6 million related to plant exit costs, $22.6 million related to employee severance and relocation costs, and $3.5 million related to administrative workforce reductions. The timing of the plant rationalizations, among other things, will be dependent on covenants in existing labor agreements and accordingly these costs will be incurred during the period from late 1996 through early 1998. Through September 30, 1996, costs of $3.3 million related to administrative workforce reductions and relocation were incurred.

During 1996, the purchase price allocation for the AN Can acquisition was adjusted for differences between the actual and preliminary valuations for the asset appraisals and for projected employee benefit costs as well as for a revision in estimated costs of plant rationalizations, administrative workforce reductions and other various matters. The final purchase price allocation resulted in an adjustment to increase goodwill by $20.7 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


4.  Exchangeable Preferred Stock

On July 22, 1996, the Company issued 50,000 shares of 13 1/4% Exchangeable Preferred Stock ("Preferred Stock"), mandatorily redeemable in 2006, at $1,000 per share which represents the liquidation preference of the Preferred Stock. The Company used $35.8 million of these proceeds to purchase its Class B Common Stock held by Mellon Bank, as trustee for First Plaza Group Trust, pursuant to the right the Company had to purchase such stock under the Organization Agreement entered into as of December 21, 1993 among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings. As of September 30, 1996, additional paid in capital was reduced by $15.0 million, the original issuance amount received for the Class B Common Stock, and the remainder of the payment was applied to Holdings' accumulated deficit. Additionally, the balance of the proceeds received from the issuance of Preferred Stock was used to redeem $12.0 million principal amount of Holdings' 13 1/4% Senior Discount Debentures due 2002 (the "Discount Debentures").

The Preferred Stock holders are entitled to receive cumulative dividends at 13 1/4% per annum, which are payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of the Company, in additional shares of Preferred Stock. After July 15, 2000, dividends may be paid only in cash. As of September 30, 1996, the Company accrued $1.3 million for a dividend on the Preferred Stock, payable in additional shares of Preferred Stock issued on October 15, 1996.

The Preferred Stock is exchangeable into Holdings' Subordinated Debentures due 2006 (the "Exchange Debentures"), in whole but not in part, at the option of the Company, subject to certain conditions. The Exchange Debentures will bear interest at the dividend rate in effect with respect to the Preferred Stock. Interest on the Exchange Debentures will be payable semi-annually and, on or prior to July 15, 2000, the Company may pay such interest by issuing additional Exchange Debentures. If by July 22, 1997 the Preferred Stock has not been exchanged for Exchange Debentures, the dividend rate on the Preferred Stock will increase by 0.5% per annum to 13 3/4% per annum until such exchange occurs.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


4.       Exchangeable Preferred Stock  (continued)

The Company is required to redeem the Preferred Stock or Exchange Debentures on July 15, 2006, but may elect to redeem the Preferred Stock or Exchange Debentures prior to this date for a redemption price (expressed as a percentage of the liquidation preference of the Preferred Stock or principal amount of the Exchange Debentures) set forth below, plus an amount equal to all the accumulated and unpaid dividends or accrued and unpaid interest.

             Year                                       Percentage
             ----                                       ----------
             2000............................             109.938%
             2001............................             106.625%
             2002............................             103.313%
             2003 and thereafter.............             100.000%

In addition, all (but not less than all) of the outstanding Preferred Stock or Exchange Debentures may be redeemed prior to July 15, 2000 for a redemption price equal to 110% of the liquidation preference of the Preferred Stock plus accrued and unpaid dividends, or 110% of the principal amount of the Exchange Debentures plus accrued and unpaid interest, to the redemption date with the proceeds of any sale of its common stock.

The holders of the Preferred Stock do not have voting rights except in certain limited circumstances. The Company's Credit Agreement and various debt indentures restrict the Company's ability to, among other things, pay dividends, incur additional indebtedness, and purchase or redeem shares of capital stock.


5.  Refinancings

During 1996, the Company redeemed $154.4 million principal amount of Discount Debentures at par. These redemptions were funded through the borrowing of $125.0 million of additional B term loans under the Company's Credit Agreement, excess proceeds of $12.0 million from the issuance of Preferred Stock, and the borrowing of $17.4 million of working capital loans under the Company's Credit Agreement. In connection with the early redemption of the Discount Debentures, the Company incurred an extraordinary charge of $2.1 million, net of tax, for the write-off of unamortized deferred financing costs.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1996 and 1995 and for the
              three months and nine months then ended is unaudited)


5.  Refinancings  (continued)

As a result of these refinancings, the aggregate annual maturities of long-term debt of the Company are as follows (in thousands):

             1996............................             $ 28,454
             1997............................               38,433
             1998............................               53,401
             1999............................               53,401
             2000............................              126,130
             2001 and thereafter.............              460,923
                                                          --------
                                                          $760,742
                                                          ========

6.  Subsequent Events

1996  Acquisition
-----------------

On October 9, 1996, the Company acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer and a wholly-owned subsidiary of Curtice Burns Foods, Inc. ("Curtice Burns") for approximately $29.9 million. As part of the transaction, the Company entered into a ten-year supply agreement with Curtice Burns to supply all of the metal food container requirements of Curtice Burns' Comstock Michigan Fruit and Brooks Foods divisions. For its fiscal year ended June 29, 1996, Finger Lakes had net sales of $48.8 million. The Company financed this acquisition through working capital borrowings under its Credit Agreement.

1996 Public Offering
--------------------
In September 1996, the Company filed a registration statement on Form S-2 for an initial public offering ("IPO") of the Company's common stock. In the event that the proposed IPO occurs, the Company expects to use the net proceeds received to redeem the remaining Discount Debentures outstanding (approximately $59.0 million).

Upon the closing of the IPO, the Company will recognize a non-cash charge of approximately $16.1 million for the excess of fair market value over the grant price of the variable stock options under the Containers and Plastics option plans which convert to Holdings options. In addition, to the extent the net proceeds of the IPO are used as expected, the Company will recognize an additional extraordinary charge of approximately $0.7 million, net of tax, for the write-off of unamortized deferred financing costs related to the early redemption of the remaining Discount Debentures.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited historical results for the Company's two business segments, metal and plastic containers, for the three months ended September 30, 1996 and 1995 and summary pro forma results for the Company's two business segments for the three months ended September 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the period presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended September 30, 1996 and 1995.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       Historical     Pro Forma
                                                       ----------     ---------
                                                    1996       1995       1995
                                                    ----       ----       ----
                                                          (In millions)
Net sales:
     Metal containers and other .........          $417.6     $353.8     $411.3
     Plastic containers .................            56.0       52.7       52.7
                                                   ------     ------     ------
         Consolidated ...................          $473.6     $406.5     $464.0
                                                   ======     ======     ======

Operating profit:
     Metal containers and other .........          $ 39.6     $ 26.7     $ 29.2
     Plastic containers .................             4.2        2.0        2.0
     Corporate expense ..................            (0.1)      (0.4)      (0.4)
                                                   ------     ------     ------
         Consolidated ...................          $ 43.7     $ 28.3     $ 30.8
                                                   ======     ======     ======

Historical Three Months Ended September 30, 1996 Compared with Historical Three Months ended September 30, 1995

Net Sales. Consolidated net sales increased $67.1 million, or 16.5%, to $473.6 million for the three months ended September 30, 1996, as compared to net sales of $406.5 million for the same three months in the prior year. For the three months ended September 30, 1996 as compared to the same period in 1995, the Company had higher net sales of metal containers to existing customers, higher net sales of plastic containers and realized the benefit of an additional month of sales in 1996 from the former AN Can operations. AN Can was acquired on August 1, 1995, and therefore the Company's historical 1995 results did not include its financial results before that date.

Net sales for the metal container business (including net sales of its specialty business of $23.9 million) were $417.6 million for the three months ended September 30, 1996, an increase of $63.8 million from net sales of $353.8 million for the same period in 1995. Net sales of metal cans of $393.7 million for the three months ended September 30, 1996 were $54.8 million greater than net sales of metal cans of $338.9 million for the same period in 1995. This increase resulted from net sales of metal cans generated by the former AN Can operations during July 1996 of $52.1 million, an increase in unit sales of metal containers in the third quarter of 1996 due to a better vegetable pack harvest in 1996 as compared to 1995, and the planned shift of production and shipment of some fruit and vegetable pack metal containers from the first half of the year to the third and fourth quarters to more closely coincide production with the fruit and vegetable pack harvest, offset to a limited extent by volume losses with certain customers.

Sales of specialty items included in the metal container segment increased $9.0 million to $23.9 million during the three months ended September 30, 1996 as compared to the same period in 1995, due to both increased unit sales and additional sales generated during July 1996 by the former AN Can operations. As mentioned above, the historical results of the Company did not include AN Can's financial results until August 1995.

Net sales for the plastic container business of $56.0 million during the three months ended September 30, 1996 increased $3.3 million from net sales of $52.7 million for the same period in 1995. This increase in net sales resulted from higher unit sales, offset, in part, by the pass through of lower resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.6% ($414.7 million) for the three months ended September 30, 1996, a decrease of 2.1 percentage points as compared to 89.7% ($364.8 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to lower per unit manufacturing costs resulting from significantly higher can production volumes, the benefit of synergies realized through the acquisition of AN Can, lower indirect costs due to plant consolidations, and improved manufacturing performance by the plastic container business. Higher can production volumes during this quarter resulted from the scheduled production of cans later in the year to more closely coincide production with the fruit and vegetable pack harvest.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 3.2% ($15.2 million) for the three months ended September 30, 1996, as compared to 3.3% ($13.4 million) for the three months ended September 30, 1995. Selling, general and administrative expenses were relatively constant with the prior year and included an additional month of expenses by the former AN Can operations in the third quarter of 1996 as compared to the third quarter of 1995.

Income from Operations. Income from operations as a percentage of consolidated net sales was 9.2% ($43.7 million) for the three months ended September 30, 1996, as compared with 7.0% ($28.3 million) for the same period in the prior year. The increase in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned improvement in gross margins.

Income from operations as a percentage of net sales for the metal container business improved to 9.5% ($39.6 million) for the three months ended September 30, 1996, from 7.5% ($26.7 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales for the metal container business resulted from both lower per unit costs realized as a result of higher production volumes from the planned shift of production of fruit and vegetable pack cans closer to the harvest and increased customer demand due to a better vegetable pack harvest in 1996 as compared to 1995, as well as the benefit of manufacturing synergies realized from the acquisition of AN Can.

Income from operations as a percentage of net sales for the plastic container business improved to 7.5% ($4.2 million) for the three months ended September 30, 1996, as compared to 3.8% ($2.0 million) for the same period in 1995. The improved operating performance of the plastic container business was attributable to increased production volume due to higher unit sales which resulted in improved productivity.

Interest Expense. Interest expense declined $0.5 million to $22.4 million for the three months ended September 30, 1996. Interest expense on the Discount Debentures for the third quarter of 1996 declined $4.4 million as compared to the same period in the prior year as a result of the redemption of $154.4 million of Discount Debentures during 1996. Since the redemptions of the Discount Debentures were funded principally with proceeds from lower cost bank financing, interest on bank debt increased. Additionally, since AN Can was not acquired until August 1, 1995, interest expense for the three months ended September 30, 1995 did not include any interest expense relating to the AN Can operations for the month of July. Due to the benefit of the redemption of the Discount Debentures, interest expense for the fourth quarter of 1996 and the first and second quarters of 1997 will decline significantly from the comparable quarters in the prior year.

Income  Taxes.  The  provisions  for  income  taxes for the three  months  ended
September 30, 1996 and 1995 provide for federal, state and foreign taxes currently payable. The decrease in the provision for income taxes of $1.2 million for the three months ended September 30, 1996 as compared to the same period in the prior year reflects the benefit of the current cash tax savings realized from the deduction of accreted interest on the retired Discount Debentures.

Net Income. As a result of the items discussed above, net income of $20.7 million (before the extraordinary charge of $2.1 million and the preferred stock dividend requirement of $1.3 million) increased $17.0 million for the three months ended September 30, 1996, as compared to net income of $3.7 million before the extraordinary charge of $5.8 million for the three months ended September 30, 1996.

During the third quarter of 1996 the Company incurred an extraordinary charge of $2.1 million, net of taxes, for the write-off of unamortized debt cost associated with the early redemption of Discount Debentures. In the third quarter of 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities in connection with the acquisition of AN Can, the repurchase of a portion of the Discount Debentures, and premiums paid on the repurchase of the Discount Debentures.

Historical Three Months Ended September 30, 1996 Compared with Pro Forma Three Months Ended September 30, 1995

Net Sales. Consolidated net sales for the three months ended September 30, 1996 increased $9.6 million as compared to pro forma consolidated net sales for the same period in the prior year. This increase in net sales resulted from greater unit sales by both the metal and plastic container segments. The increase in net sales by the metal container business of $6.3 million was principally attributable to the planned shift of production and shipment of fruit and vegetable pack cans to the second half of 1996 instead of during the first half of 1995, and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers. As mentioned above, the increase in net sales of the plastic containers business resulted from higher unit sales.

Income from Operations. Income from operations as a percentage of consolidated net sales for the three months ended September 30, 1996 was 9.2% ($43.7 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 6.6% ($30.8 million) for the three months ended September 30, 1995. The increase in income from operations for the three months ended September 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to lower per unit costs realized on scheduled higher can production volumes, the realization of can manufacturing synergies resulting from the acquisition of AN Can, and improved operating performance of the plastic container business, offset, in part, by the incurrence of redundant administrative costs associated with the AN Can operations.


RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited historical results for the Company's two business segments, metal and plastic containers, for the nine months ended September 30, 1996 and 1995 and summary pro forma results for the Company's two business segments for the nine months ended September 30, 1995 (after giving effect to the acquisition of AN Can as of the beginning of 1995) are provided below.

The pro forma data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on final appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the period presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the period indicated, or to project the Company's financial position or results of operations for any future date or period. The pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company for the periods ended September 30, 1996 and 1995.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      Historical      Pro Forma
                                                      ----------      ---------
                                                    1996      1995        1995
                                                    ----      ----        ----
                                                          (In millions)
Net sales:
     Metal containers and other ........         $  917.8    $642.9    $  945.4
     Plastic containers ................            162.7     168.6       168.6
                                                 --------     -----     -------
         Consolidated ..................         $1,080.5    $811.5    $1,114.0
                                                 ========     =====     =======

Operating profit:
     Metal containers and other ........         $   89.4    $ 60.6    $   83.6
     Plastic containers ................             13.1       9.8         9.8
     Corporate expense .................             (0.8)     (1.0)       (1.0)
                                                 --------     -----     -------
         Consolidated ..................         $  101.7    $ 69.4    $   92.4
                                                 ========     =====     =======

Historical Nine Months Ended September 30, 1996 Compared with Historical Nine Months Ended September 30, 1995

Net Sales. Consolidated net sales increased $269.0 million, or 33.1%, to $1,080.5 million for the nine months ended September 30, 1996, as compared to net sales of $811.5 million for the same nine months in the prior year. This increase resulted predominantly from net sales generated by the former AN Can operations.

Net sales for the metal container business (including net sales of its specialty business of $66.2 million) were $917.8 million for the nine months ended September 30, 1996, an increase of $274.9 million from net sales of $642.9 million for the same period in 1995. Net sales of metal cans of $851.6 million for the nine months ended September 30, 1996 were $227.7 million greater than net sales of metal cans of $623.9 million for the same period in 1995. This increase resulted from net sales of approximately $236.0 million generated from the former AN Can operations during the first seven months of 1996 and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers.

Sales of specialty items included in the metal container segment increased $47.2 million to $66.2 million during the nine months ended September 30, 1996 as compared to the same period in 1995, due predominantly to additional sales generated by the former AN Can operations.

Net sales for the plastic container business of $162.7 million during the nine months ended September 30, 1996 decreased $5.9 million from net sales of $168.6 million for the same period in 1995. Despite an increase in unit sales, net sales of plastic containers declined as a result of the pass through of lower resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.7% ($936.4 million) for the nine months ended September 30, 1996, a decrease of 0.9 percentage points as compared to 87.6% ($711.0 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was principally attributable to synergies realized from the AN Can acquisition, improved operating efficiencies due to can plant consolidations as well as the improved manufacturing performance by the plastic container business, offset, in part, by the higher cost base of the former AN Can operations and the realization of higher per unit costs due to the Company's one-time planned reduction in finished goods inventory. The additional production capacity provided by AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, during 1996 the Company reduced the amount of finished goods that it carries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 3.9% ($42.4 million) for the nine months ended September
30, 1996, as compared to 3.8% ($31.1 million) for the nine months ended September 30, 1995. This increase in selling, general and administrative expenses as a percentage of net sales principally reflects redundant costs, estimated to be $4.0 million, associated with the integration of the AN Can operations. Beginning in 1997, redundant costs are expected to decline as the Company completes its integration of the administrative functions of AN Can with the Company.

Income from Operations. Income from operations as a percentage of consolidated net sales increased 0.8 percentage points to 9.4% ($101.7 million) for the nine months ended September 30, 1996, as compared with 8.6% ($69.4 million) for the same period in the prior year. This increase in income from operations as a percentage of consolidated net sales was primarily attributable to the aforementioned improvement in gross margin.

Income from operations as a percentage of net sales for the metal container business improved to 9.7% ($89.4 million) for the nine months ended September 30, 1996, from 9.4% ($60.6 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales for the metal container business was principally attributable to synergies resulting from the acquisition of AN Can, improved operating efficiencies due to plant consolidations and the benefit of cost reductions provided by the Company's capital investment program, offset, in part, by the higher cost base of the AN Can operations and the negative impact of the Company's one-time planned reduction in the amount of finished goods inventory.

Income from operations as a percentage of net sales for the plastic container business improved to 8.1% ($13.1 million) for the nine months ended September 30, 1996, from 5.8% ($9.8 million) for the same period in 1995. The improvement in the operating performance of the plastic container business was principally attributable to increased production volumes as well as the benefits realized through capital investment and improved production planning and scheduling efficiencies.

Interest Expense. Interest expense increased $10.6 million to $68.3 million for the nine months ended September 30, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995, offset, in part, by the benefit realized from the redemption of $154.4 million of the Discount Debentures with lower cost bank borrowings (additional B term loans of $125.0 million and working capital loans of $17.4 million) and with $12.0 million of the proceeds from the Preferred Stock offering, and by lower average bank borrowing rates. Due to the benefit of the redemption of the Discount Debentures, interest expense for the fourth quarter of 1996 and the first and second quarters of 1997 will decline significantly from the comparable quarters in the prior years.

Income  Taxes.  The  provisions  for  income  taxes  for the nine  months  ended
September 30, 1996 and 1995 provide for federal, state and foreign taxes currently payable. The decrease in the provision for income taxes of $2.9 million for the nine months ended September 30, 1996 as compared to the same period in the prior year reflects the benefit of the current cash tax savings realized from the deduction of accreted interest on the retired Discount Debentures.

Net Income. As a result of the items discussed above, net income of $30.4 million (before extraordinary charges of $2.1 million and the preferred stock dividend requirement of $1.3 million) increased $24.6 million for the nine months ended September 30, 1996, as compared to net income of $5.8 million (before extraordinary charges of $5.8 million) for the nine months ended September 30, 1995.

During the third quarter of 1996 the Company incurred an extraordinary charge of $2.1 million, net of taxes, for the write-off of unamortized debt cost associated with the early redemption of Discount Debentures. In the third quarter of 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities to fund the AN Can acquisition, the repurchase of a portion of the Discount Debentures, and premiums paid on the repurchase of a portion of such Discount Debentures.


Historical Nine Months Ended September 30, 1996 Compared with Pro Forma Nine Months Ended September 30, 1995

Net Sales. Consolidated net sales for the nine months ended September 30, 1996 declined $33.5 million as compared to pro forma consolidated net sales for the same period in the prior year. This decline in net sales resulted primarily from a decline in sales by the metal container business of $27.6 million, which was principally attributable to the loss of an AN Can customer whose product line was acquired by a company that manufactured its own cans and, to a lesser extent, volume losses with certain other customers, offset, in part, by increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995. Although the plastic container business had increased unit volume in 1996, net sales declined $5.9 million due to the pass through of lower resin costs.

Income from Operations. Income from operations as a percentage of consolidated net sales for the nine months ended September 30, 1996 was 9.4% ($101.7 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 8.3% ($92.4 million) for the nine months ended September 30, 1995. The increase in income from operations for the nine months ended September 30, 1996 as compared to pro forma income from operations for the same period in the prior year was attributable to more efficient production planning, the realization of can manufacturing synergies resulting from the acquisition of AN Can, the benefits realized from plant consolidations and capital investments, and the improved operating performance of the plastic container business, offset, in part, by redundant costs associated with the AN Can operations and the negative impact of the Company's one-time planned reduction of the amount of finished goods inventory.

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

During 1996, the Company borrowed $125.0 million of additional B term loans under its Credit Agreement and used such proceeds to redeem $125.0 million principal amount of Discount Debentures. Additionally, the Company sold 50,000 shares of Preferred Stock and received proceeds of $47.8 million, net of transaction costs of $2.2 million. Concurrent with the sale of the Preferred Stock the Company purchased its Class B Common Stock held by Mellon Bank N.A. for $35.8 million and used the remaining proceeds from the sale of the Preferred Stock to redeem an additional $12.0 million principal amount of Discount Debentures.

As of September 30, 1996, the Company had outstanding $59.0 million principal amount of Discount Debentures and redeemed and repurchased an aggregate of $216.0 million principal amount of Discount Debentures since August 1995. By refinancing the Discount Debentures with borrowings under the Company's Credit
Agreement and proceeds from the Preferred Stock offering, the Company has lowered its average cost of indebtedness, and will realize approximately $11.5 million of annual current cash interest savings and approximately $19.5 million of current cash tax savings as a result of the deduction by the Company of the accreted interest on the retired Discount Debentures. In addition, due to the Company's net operating loss carryforwards, the Company does not expect to have any federal tax liability in 1996, and expects to incur minimal federal tax liability in 1997. For the next several years thereafter, the Company expects to incur a federal tax liability at the alternative minimum tax rates then in effect.

For the first nine months of 1996, net borrowings of working capital loans under the Company's Credit Agreement of $118.9 million, borrowings of $125.0 million of additional B term loans under the Company's Credit Agreement, net proceeds of $47.8 million from the issuance of Preferred Stock and proceeds of $1.5 million from the sale of assets were used to fund cash used by operations of $48.0 million for the Company's seasonal working capital needs, capital expenditures of $38.6 million, the purchase by the Company of ANC's St. Louis facility for $13.1 million, the redemption of $154.4 million of Discount Debentures, the repurchase of the Company's Class B Common Stock held by Mellon Bank N.A. for $35.8 million, the repayment of $0.9 million of term loans under the Company's Credit Agreement, the payment of $1.6 million of financing costs associated with the borrowing of additional B term loans under the Company's Credit Agreement, and an increase in cash balances of $0.8 million.

The Company's EBITDA for the nine months ended September 30, 1996 in comparison to the same period in 1995 increased by $48.6 million to $148.0 million. The increase in EBITDA resulted primarily from the generation of additional cash flow from the former AN Can operations and, to a lesser extent, from increased cash earnings by both the metal container business and the plastic container business.

For the nine months ended September 30, 1996, net cash provided by operating activities declined from the same period in the prior year primarily as a result of the increased working capital needed, mainly for trade receivables and trade payables, to support the former AN Can operations which are more seasonal than the Company's existing business. Due to the seasonal nature of some of the Company's business, a significant portion of the Company's cash flow is generated in the fourth quarter. The Company expects that the change in its fourth quarter net working capital position will be similar to last year.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased the Company's seasonal metal containers business. The Company's average outstanding trade receivables have increased in 1996 as compared to 1995 due to the acquisition of AN Can which had more seasonal sales than the Company. As a result, the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements. Approximately $182.5 million of the working capital revolver under the Company's Credit Agreement, including letters of credit, was utilized at its peak in September 1996.

As of September 30, 1996, the outstanding principal amount of working capital loans was $126.0 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments under the Company's Credit Agreement at such date was $91.6 million.

Management believes that cash generated by operations and funds from working capital borrowings under the Company's Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance during 1996 with all such covenants.

The Company intends to refinance the remaining Discount Debentures with net proceeds from an initial public offering of shares of its common stock. Any remaining net proceeds from the offering would be used to prepay a portion of the term loans under the Company's Credit Agreement. The offering is dependent upon market conditions existing at that time.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                 Description
     27                    Financial Data Schedule.

(b)  Reports on Form 8-K

On August 2, 1996, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the issuance of 50,000 shares of its 13 1/4% Exchangeable Preferred Stock.

On September 13, 1996, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the proposed initial public offering of shares of its common stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SILGAN HOLDINGS INC.


Dated:  November 4, 1996                         /s/Harley Rankin, Jr.
------------------------                         ---------------------
                                                 Harley Rankin, Jr.
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial Officer)




Dated:  November 4, 1996                         /s/Harold J. Rodriguez, Jr.
------------------------                         ---------------------------
                                                 Harold J. Rodriguez, Jr.
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)