Form 10-K
period 1996-12-31
SILGAN HOLDINGS INC
filed 1997-03-24
CIK 849869

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

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission file number 000-22117

                              SILGAN HOLDINGS INC.
        ----------------------------------------------------------------
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

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $147,502,669 million.

As of February 28, 1997, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 18,862,834.


                    Documents Incorporated by Reference: None

                                TABLE OF CONTENTS


                                                                          Page

                                                                          ----

PART I...................................................................... 1
      Item 1.  Business..................................................... 1
      Item 2.  Properties.................................................. 11
      Item 3.  Legal Proceedings........................................... 13
      Item 4.  Submission of Matters to a Vote of Security Holders......... 14

PART II.................................................................... 15
      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................... 15
      Item 6.  Selected Financial Data..................................... 15
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 20
      Item 8.  Financial Statements and Supplementary Data................. 35
      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................... 35

PART III................................................................... 36
      Item 10.  Directors and Executive Officers of the Registrant......... 36
      Item 11.  Executive Compensation..................................... 40
      Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management............................................... 44
      Item 13.  Certain Relationships and Related Transactions............. 49

PART IV.................................................................... 53
      Item 14.  Exhibits, Financial Statements, Schedules, and
                  Reports on Form 8-K...................................... 53

                                     PART I

Item 1.  Business

General

         Silgan Holdings Inc. ("Holdings", and together with its direct and indirect owned subsidiaries, the "Company"), is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and (iii) specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of 35% in the United States, and is a leading manufacturer of plastic containers in North America for personal care products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

         The Company was founded in 1987 by its current Co-Chief Executive Officers. Since its inception, the Company has acquired and successfully integrated ten businesses, including the recent acquisitions of substantially all of the assets of the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC") in August 1995 for a purchase price of approximately $362.0 million (including net working capital of approximately $156.0 million) and the U.S. metal container manufacturing business ("DM Can") of Del Monte Corporation ("Del Monte") in December 1993 for a purchase price of approximately $73.3 million (including net working capital of approximately $21.9 million). In addition, on October 9, 1996 the Company completed its acquisition of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), the metal food container manufacturing subsidiary of Curtice Burns Foods, Inc. ("Curtice Burns"). See "--Company History" and "--Recent Developments". The Company's strategy has enabled it to rapidly increase its net sales and income from operations. The Company's net sales have increased from $630.0 million in 1992 to $1,405.7 million in 1996, representing a compound annual growth rate of approximately 22%. During this period, income from operations increased from $42.2 million in 1992 to $123.3 million in 1996, representing a compound annual growth rate of approximately 31%, while the Company's income from operations as a percentage of net sales increased 2.1 percentage points from 6.7% to 8.8% over the same period.

         The Company's philosophy, which has contributed to its strong performance since inception, is based on: (i) a significant equity ownership by management and an entrepreneurial approach to business, (ii) its low cost producer position and (iii) its long-term customer relationships. The Company's senior management has a significant ownership interest in the Company, which fosters an entrepreneurial management style and places a primary focus on creating shareholder value. The Company has achieved a low cost producer status through (i) the maintenance of a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of total net sales, (ii) purchasing economies, (iii) significant capital investments that have generated manufacturing and production efficiencies, (iv) plant consolidations and rationalizations and (v) the proximity of its plants to its customers. The Company's philosophy has also been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. This philosophy has resulted in numerous long-term supply contracts, high retention of customers' business and recognition from its customers, as demonstrated by many quality and service awards.

  Growth Strategy

         The Company intends to enhance its position as a leading supplier of consumer goods packaging products by aggressively pursuing a strategy designed to achieve future growth and to increase profitability. The key components of this strategy are to (i) increase the Company's market share in its current business lines through acquisitions and internal growth, (ii) expand into complementary business lines by applying the Company's acquisition and operating expertise to other areas of the North American consumer goods packaging market and (iii) improve the profitability of acquired businesses through integration, rationalization and capital investments to enhance their manufacturing and production efficiency.

         Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal container, plastic container and specialty markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets. For example, during the past ten years, the metal container market has experienced significant consolidation due to the desire by food processors to reduce costs and deploy resources to their core operations. Self-manufacturers are increasingly outsourcing their container needs by selling their operations to commercial container manufacturing companies and agreeing to purchase containers from the buyer pursuant to long-term contracts. The Company's acquisitions of the metal container manufacturing operations of the Nestle Food Company ("Nestle"), The Dial Corporation and Del Monte reflect this trend. As a result of its growth strategy, the Company has more than tripled its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 35% for the twelve months ended October 31, 1996. The Company expects this consolidation trend to continue as evidenced by its October 9, 1996 acquisition of Finger Lakes. See "--Recent Developments". The Company's plastic container business has also increased its market position primarily through strategic acquisitions, from a sales base of $88.8 million in 1987 to $216.4 million in 1996. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment.

         The Company also expects to generate internal growth due to its participation in certain higher growth segments of the consumer goods packaging market. For example, due to increasing consumer preference for plastic as a substitute for glass, the Company is aggressively pursuing opportunities for its custom designed polyethylene terephthalate ("PET") and high density polyethylene ("HDPE") containers. These opportunities include producing PET containers for regional bottled water companies, and HDPE and PET containers for products such as shampoo, mouthwash, salad dressing and liquor. The Company also believes that there will be opportunities to expand its specialty business, which generated net sales of $90.7 million in 1996. Specialty products manufactured by the Company include metal closures for vacuum sealed glass containers, its licensed Omni plastic container, a plastic, microwaveable bowl with an easy-open metal end, and paper containers.

         Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the AN Can acquisition, the Company expanded its specialty business into metal caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. The Company is focused on the North American consumer goods packaging industry, which represents a significant part of the $95 billion North American packaging market (based on estimated total sales in 1994). Importantly, the industry is also fragmented, with numerous segments and multiple participants in each of them. In addition, many of these segments are experiencing consolidation.

         Enhance Profitability of Acquired Companies. The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability by rationalizing plants, by improving manufacturing and production efficiencies and through purchasing economies. Since 1991, the Company has reduced costs by closing twelve smaller, higher cost facilities. Since its inception in 1987, the Company has invested approximately $272.3 million to upgrade acquired manufacturing facilities, aimed at generating manufacturing and production efficiencies and achieving a low cost producer position. As a result, the Company's acquisitions have generally been accretive to earnings and have produced high returns on assets. The AN Can acquisition illustrates the ability of the Company to enhance the profitability of acquired businesses. The Company estimates that it has reduced AN Can's operating costs from its historical 1994 level by at least $21.0 million, through selling and administrative cost reductions, improved manufacturing and production efficiencies and purchasing economies. The Company expects to further reduce AN Can's operating costs over the next few years by an aggregate of approximately $15.0 million (approximately half of which is expected to be realized in 1997) through the elimination of transitional administrative costs, the realization of additional manufacturing and production synergies with its metal container business and plant rationalizations.

  Financial Strategy

         The Company's financial strategy has been to use leverage to support its growth and optimize shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships, has supported its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to apply this strategy to further expand its business. Additionally, on February 20, 1997, an initial public offering (the "Offering") of 5,175,000 shares of common stock, par value $.01 per share (the "Common Stock") of Holdings was completed, providing the Company with improved financial flexibility to implement its growth strategy.

  Business Segments

         Holdings is a holding company that conducts its business through two operating companies, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), each of which is a wholly owned subsidiary of Silgan Corporation ("Silgan"), which is in turn a wholly owned subsidiary of Holdings.

         Containers. For 1996, Containers had net sales of $1,189.3 million (85% of the Company's net sales) and income from operations of $106.1 million (85% of the Company's income from operations) (without giving effect to corporate expense). Containers has realized compound annual unit sales growth in excess of 24% since 1992, despite the relative maturity of the U.S. food can industry. Containers is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. Containers manufactures metal containers for vegetables, fruit, pet food, meat, tomato based products, coffee, soup, seafood and evaporated milk. The Company estimates that approximately 80% of Containers' projected sales in 1997 will be pursuant to long-term supply arrangements. Containers has agreements with Nestle (the "Nestle Supply Agreements") pursuant to which Containers supplies a majority of Nestle's metal container requirements, and an agreement with Del Monte (the "DM Supply Agreement") pursuant to which Containers supplies substantially all of Del Monte's metal container requirements. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with several other major food processors.

         Containers also manufactures certain specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. For 1996, Containers had net sales of specialty packaging items of $90.7 million.

         Plastics. For 1996, Plastics had net sales of $216.4 million (15% of the Company's net sales) and income from operations of $18.4 million (15% of the Company's income from operations) (without giving effect to corporate expense). Plastics is aggressively pursuing opportunities in custom designed PET and HDPE containers. Plastics emphasizes value-added design, fabrication and decoration of custom containers in its business. Plastics manufactures custom designed HDPE containers for health and personal care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. Plastics also manufactures PET custom designed containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, salad dressings, condiments, instant coffee, bottled water and liquor. While many of Plastics' larger competitors that manufacture extrusion blow-molded plastic containers employ technology oriented to large bottles and long production runs, Plastics has focused on mid-sized, extrusion blow-molded plastic containers requiring special decoration and shorter production runs. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations.

Manufacturing and Production

         As is the practice in the industry, most of the Company's can and plastic container customers provide it with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. Containers estimates that approximately 80% of its projected 1997 sales will be pursuant to multi-year contracts. Plastics has purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to sales is not significant.

  Metal Container Business

         The Company's manufacturing operations include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. Three basic processes are used to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, the Company manufactures steel and aluminum two-piece cans, the height of which does not exceed the diameter. For cans the height of which is greater than the diameter, the Company manufactures steel two-piece cans by using a drawing and ironing process. Quality and stackability of such cans are comparable to that of the shallow two-piece cans described above. Can bodies and ends are manufactured from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment.

  Plastic Container Business

         The Company utilizes two basic processes to produce plastic bottles. In the extrusion blow molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection blow molding process, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

         The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of post-consumer recycled ("PCR") resins because of the relatively low capital costs required to convert its equipment to utilize multi-layer container construction.

         The Company's decorating methods for its plastic products include (1) in-mold labeling which applies a paper or plastic film label to the bottle during the blowing process and (2) post-mold decoration. Post-mold decoration includes (i) silk screen decoration which enables the applications of images in multiple colors to the bottle, (ii) pressure sensitive decoration which uses a plastic film or paper label with an adhesive, (iii) heat transfer decoration which uses a plastic coated label applied by heat, and (iv) hot stamping decoration which transfers images from a die using metallic foils. The Company has state-of- the-art decorating equipment, including, management believes, one of the largest sophisticated decorating facilities in the country.

Raw Materials

         The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials and, based upon the existing arrangements with suppliers, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers in accordance with the Company's long-term supply arrangements and otherwise, any inability to do so in the future could have a significant impact on the Company's operating margins.

  Metal Container Business

         The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal can products. The Company's material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company will be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

  Plastic Container Business

         The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as recycled PET, HDPE-PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyethylene terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

         The Company's philosophy has been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. The Company markets its products in most areas of North America primarily by a direct sales force and for its plastic container business, to a lesser extent, through a network of distributors. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "--Competition".

         In 1996, 1995 and 1994, approximately 17%, 21% and 26%, respectively, of the Company's sales were to Nestle, and approximately 12%, 15% and 21%, respectively, of the Company's sales were to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

  Metal Container Business

         The Company is the largest manufacturer of metal food can containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of approximately 35% in the United States. Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that approximately 80% of its projected metal container sales in 1997 will be pursuant to such arrangements.

         In 1987, the Company, through Containers, and Nestle entered into nine Nestle Supply Agreements pursuant to which Containers has agreed to supply Nestle with, and Nestle has agreed to purchase from Containers, substantially all of the can requirements of the former Carnation operations of Nestle for a period of ten years, subject to certain conditions. In 1996, sales of metal cans by the Company to Nestle were $240.6 million.

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

         The Company has recently agreed with Nestle, subject to definitive documentation, to extend the term of certain of the Nestle Supply Agreements through 2004 (representing approximately 10% of the Company's estimated 1996 sales) in return for certain price concessions by the Company. The Company believes that these price concessions will not have a material adverse effect on its results of operations. Under certain limited circumstances, Nestle, beginning in January 2000 (with respect to all of the containers supplied under the Nestle Supply Agreements that have been extended through 2004), may receive competitive bids, and Containers has the right to match any such bids. If Containers matches a competitive bid, it may result in reduced sales prices with respect to the metal containers that are the subject of such competitive bid. In the event that Containers chooses not to match a competitive bid, such metal containers may be purchased from the competitive bidder at the competitive bid price for the term of the bid.

         Under the Company's recent agreement with Nestle, with respect to the remaining Nestle Supply Agreements that expire in August 1997 (representing approximately 6% of the Company's estimated 1996 sales), the Company has the right to submit a bid to Nestle, and to match any bid received by Nestle, for the 1998 supply year with respect to the metal containers that are the subject of such Nestle Supply Agreements. There can be no assurance that any such bid by the Company will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. In addition, the Company cannot predict the effect, if any, on its results of operations of matching or not matching any such bids.

         On December 21, 1993, Containers and Del Monte entered into the DM Supply Agreement. Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, substantially all of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. In 1996, sales of metal containers by the Company to Del Monte were $168.0 million.

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

  Plastic Container Business

         The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, oral care, pharmaceutical and other health care applications. The Company's largest customers in these product segments include the Helene Curtis and Chesebrough-Ponds USA divisions of Unilever United States, Inc., Procter & Gamble Co., Avon Products, Inc., Andrew Jergens Inc., The Dial Corporation, Warner-Lambert Company and Pfizer Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, instant coffee and bottled water and liquor. Customers in these product segments include Procter & Gamble Co., Kraft Foods Inc. and General Mills, Inc.

         As part of its marketing strategy, the Company has arrangements to sell some of its plastic products to distributors, which in turn sell such products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic molds with decoration, color and neck finishes added to meet the distributors' individual requirements. The distributors' warehouses and their sales personnel enable the Company to market and inventory a wide range of such products to a variety of customers.

         Plastics has written purchase orders or contracts for containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years.

Competition

         The packaging industry is highly competitive. The Company competes in this industry with other packaging manufacturers as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company attempts to compete effectively through the quality of its products, competitive pricing and its ability to meet customer requirements for delivery, performance and technical assistance. The Company also pursues market niches such as the manufacture of easy-open ends and special feature cans, which may differentiate the Company's products from its competitors' products.

         Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company would be disadvantaged by the loss or relocation of a major customer. As of December 31, 1996, the Company operated 48 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

  Metal Container Business

         Of the commercial metal can manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing cans from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their cans. However, some self-manufacturers have sold or closed can manufacturing operations and entered into long-term supply agreements with the new owners or with commercial can manufacturers.

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

  Plastic Container Business

         Plastics competes with a number of large national producers of health, personal care, food, beverage, pharmaceutical and household chemical plastic container products, including Owens-Brockway Plastics Products, a division of Owens-Illinois, Inc., Constar Plastics Inc., a subsidiary of Crown Cork and Seal Company, Inc., Johnson Controls Inc., Continental Plastics Inc. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate innovations in, resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Employees

         As of December 31, 1996, the Company employed approximately 1,080 salaried and 4,445 hourly employees on a full-time basis. Approximately 64% of the Company's hourly plant employees are represented by a variety of unions.

         The Company's labor contracts expire at various times between 1997 and 2008. Contracts covering approximately 13% of the Company's hourly employees presently expire during 1997. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

         In addition to costs associated with regulatory compliance, the Company may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Generators of hazardous substances disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") regardless of fault or the legality of the original disposal. Liability under CERCLA and under many similar state statutes is joint and several, and, therefore, any responsible party may be held liable for the entire cleanup cost at a particular site. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at certain sites. Pursuant to the agreement relating to the acquisition in 1987 of the can operations of Nestle ("Nestle Can"), the Company has assumed liability for the past waste disposal practices of Nestle Can. In 1989, the Company received notice that it is one of many potentially responsible parties (or similarly designated parties) for cleanup of hazardous waste at a site to which it (or its predecessor Nestle Can) is alleged to have shipped such waste and at which the Company's share of cleanup costs exceeded $100,000. See "Legal Proceedings".

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

Research and Product Development

  Metal Container Business

         The Company's research, product development and product engineering efforts relating to its metal containers are currently conducted at its research centers at Oconomowoc, Wisconsin and Neenah, Wisconsin. The Company is building a state-of-the-art research facility in Oconomowoc, Wisconsin in order to consolidate its two main research centers into one facility.

  Plastic Container Business

         The Company's research, product development and product engineering efforts with respect to its plastic containers are currently performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility. In addition to its own research and development staff, the Company participates in arrangements with three non-U.S. plastic container manufacturers that allow for an exchange of technology among these manufacturers. Pursuant to these arrangements, the Company licenses its blow molding technology to such manufacturers.

Company History

         Holdings is a Delaware corporation organized in April 1989, that, in June 1989, through a merger acquired all of the outstanding common stock of Silgan. Holdings' principal asset is all of the outstanding capital stock of Silgan. Prior to June 30, 1989, Holdings did not engage in any business. Silgan is a Delaware corporation formed in August 1987 as a holding company to acquire interests in various packaging manufacturers.

         Since its inception in 1987, the Company has completed the following acquisitions:

               Acquired Business                      Year           Products
------------------------------------------------      ----           ---------
Metal Container Manufacturing division of Nestle      1987      Metal food containers
Monsanto Company's plastic container business         1987      Plastic containers
Fort Madison Can Company of The Dial Corporation      1988      Metal food containers
Seaboard Carton Division of Nestle                    1988      Paper containers
Aim Packaging, Inc.                                   1989      Plastic containers
Fortune Plastics Inc.                                 1989      Plastic containers
Express Plastic Containers Limited                    1989      Plastic containers
Amoco Container Company                               1989      Plastic containers
Del Monte's U.S. can manufacturing operations         1993      Metal food containers
Food Metal and Specialty business of ANC              1995      Metal food containers, metal caps and
                                                                closures and Omni plastic containers
Finger Lakes, a subsidiary of Curtice Burns           1996      Metal food containers

Recent Developments

  Initial Public Offering

         On February 20, 1997, Holdings completed the Offering. In the Offering, Holdings sold to the underwriters 3,700,000 previously unissued shares of Common Stock at an initial public offering price of $20.00 per share for aggregate net proceeds to the Company of $68,820,000 (after deducting the underwriting discount but before deducting estimated expenses of $1,000,000 payable by the Company in connection with the Offering). The Company used a portion of the net proceeds received by it from the Offering to prepay on February 20, 1997 approximately $5.4 million and $3.5 million principal amount of A term loans and B term loans, respectively, under the Credit Agreement (as defined herein), and will use the remaining net proceeds received by it from the Offering to redeem on March 26, 1997 all of its remaining outstanding 13-1/4% Senior Discount Debentures due 2002 (the "Discount Debentures") (approximately $59.0 million aggregate principal amount).

         At the advice of the managing underwriters for the Offering, the number of shares of Common Stock sold in the Offering was increased from 3,700,000 shares (the number of shares originally contemplated to be sold in the Offering) to 5,175,000 shares (including the underwriters over-allotment). The managing underwriters for the Offering also advised that the additional shares of Common Stock to be included in the Offering be sold by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and Bankers Trust New York Corporation ("BTNY"), existing stockholders of the Company prior to the Offering. Accordingly, in the Offering, MSLEF II and BTNY sold to the underwriters 1,317,246 and 157,754 previously issued and outstanding shares of Common Stock owned by them, respectively (including 602,807 and 72,193 shares of Common Stock, respectively, which were sold as a result of the underwriters exercise of their over-allotment option in full), or approximately 18% of the shares of Common Stock owned by each of them. The Company did not receive any of the proceeds from the sale of the shares of Common Stock by MSLEF II or BTNY.

         Neither of the Company's two other existing stockholders prior to the Offering, Messrs. R. Philip Silver, the Chairman of the Board and Co-Chief Executive Officer of the Company, and D. Greg Horrigan, the President and Co-Chief Executive Officer of the Company, sold any shares of Common Stock in the Offering. See "Securities Ownership of Certain Beneficial Owners and Management".

  Acquisition

         On October 9, 1996, Containers acquired substantially all of the assets of Finger Lakes, a metal food container manufacturer with facilities in Lyons, New York and Benton Harbor, Michigan and a wholly owned subsidiary of Curtice Burns, for a purchase price of approximately $29.9 million (including net working capital of approximately $8.0 million). As part of the transaction, Containers entered into a ten year supply agreement with Curtice Burns to supply all of the metal food container requirements of Curtice Burns' Comstock Michigan Fruit and Brooks Foods divisions. For its fiscal year ended June 29, 1996, Finger Lakes had net sales of $48.8 million. The Company financed this acquisition through working capital borrowings under the Credit Agreement.

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

         The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 33 metal container manufacturing facilities, 11 plastic container manufacturing facilities and 4 specialty packaging manufacturing facilities. Twenty of these facilities are owned and 28 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options.

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1997 for its metal container business:

                                                     Approximate Building Area
Location                                                    (square feet)
--------                                             -------------------------
City of Industry, CA...............................     50,000 (leased)
Kingsburg, CA......................................     37,783 (leased)
Modesto, CA........................................     35,585 (leased)
Modesto, CA........................................    128,000 (leased)
Modesto, CA........................................    150,000 (leased)
Riverbank, CA......................................    167,000
San Leandro, CA....................................    200,000 (leased)
Stockton, CA.......................................    243,500
Norwalk, CT........................................     14,359 (leased)
Broadview, IL......................................     85,000
Hoopeston, IL......................................    323,000
Rochelle, IL.......................................    175,000
Waukegan, IL.......................................     40,000 (leased)
Woodstock, IL......................................    160,000 (leased)
Evansville, IN.....................................    188,000
Hammond, IN........................................    160,000 (leased)
Laporte, IN........................................    144,000 (leased)
Fort Madison, IA...................................     66,000
Ft. Dodge, IA......................................     49,500 (leased)
Benton Harbor, MI..................................     20,246 (leased)
Savage, MN.........................................    160,000
St. Paul, MN.......................................    470,000
West Point, MS.....................................     25,000 (leased)
Mt. Vernon, MO.....................................    100,000
Northtown, MO......................................    112,000 (leased)
St. Joseph, MO.....................................    173,725
St. Louis, MO......................................    174,000 (leased)
Edison, NJ.........................................    280,000
Lyons, NY..........................................    145,000
Crystal City, TX...................................     26,045 (leased)
Toppenish, WA......................................     98,000
Vancouver, WA......................................    127,000 (leased)
Menomonee Falls, WI................................    116,000
Menomonie, WI......................................     60,000 (leased)
Oconomowoc, WI.....................................    105,200
Plover, WI.........................................     58,000 (leased)
Waupun, WI.........................................    212,000

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1997 for its plastic container business:

                                                     Approximate Building Area
Location                                                    (square feet)
--------                                             -------------------------
Anaheim, CA........................................    127,000 (leased)
Deep River, CT.....................................    140,000
Monroe, GA.........................................    117,000
Norcross, GA.......................................     59,000 (leased)
Ligonier, IN.......................................    477,000 (284,000 leased)
Seymour, IN........................................    406,000
Franklin, KY.......................................    122,000 (leased)
Port Clinton, OH...................................    336,000 (leased)
Langhorne, PA......................................    156,000 (leased)
Mississauga, Ontario...............................     80,000 (leased)
Mississauga, Ontario...............................     60,000 (leased)


         The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. All of the Company's facilities are subject to liens in favor of the banks party to the Credit Agreement.

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


Item 3.  Legal Proceedings

         On October 17, 1989, the State of California, on behalf of the California Department of Health Services ("DHS"), filed a suit in the United States District Court for the Northern District of California against the owners and operators of a recycling facility operated by Summer del Caribe, Inc., Dale Summer and Lynn Rodich. The complaint also named 16 can manufacturing companies, including Containers, that had sent amounts of solder dross to the facility for recycling as "Potentially Responsible Parties" ("PRPs") under the Federal Superfund statute. Containers is one of the 15 defendant can companies which agreed to participate as a group in response to the DHS suit (the "PRP Group"). In the PRP Group agreement, Containers agreed with the other can company defendants that its apportioned share of cleanup costs would be 6.72% of the total cost of cleanup. The PRP Group has undertaken a feasibility study for the purpose of developing, designing and implementing a final remedy for the site. The feasibility study was approved by the California Department of Toxic Substances Control ("DTSC") in June 1994. On March 14, 1995, the court approved a settlement agreement and consent decree which ordered the PRP Group to submit a draft Remedial Action Plan to the DTSC for approval, which the PRP Group submitted to the DTSC on September 5, 1995. On September 13, 1995, the DTSC notified the PRP Group by letter that the Remedial Action Plan had been adopted for the Summer del Caribe site. According to the Remedial Action Plan, the overall cost of site cleanup is estimated to be $3,000,000. Site cleanup is near completion. However, monitoring at the site will be required for approximately one year, the expenses for which represent a small portion of the total expense of cleanup. The PRP Group has assessed approximately $201,264 as Containers' share of the cleanup cost, which amount has been paid. The Company believes that significant additional expenditures on its behalf are unlikely.

         Other than the action mentioned above, there are no other material pending legal proceedings to which the Company is a party or to which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         During 1996, Holdings had three classes of Common Stock outstanding, its Class A Common Stock, par value $.01 per share (the "Holdings Class A Stock"), its Class B Common Stock, par value $.01 per share (the "Holdings Class B Stock"), and its Class C Common Stock, par value $.01 per share (the "Holdings Class C Stock"), none of which were publicly traded on any market or exchange. At December 31, 1996, there were two holders of record of the Holdings Class A Stock (Messrs. Silver and Horrigan), one holder of record of the Holdings Class B Stock (MSLEF II), and one holder of record of the Holdings Class C Stock
(BTNY).

         On July 22, 1996, Holdings sold 50,000 shares of its Exchangeable Preferred Stock Mandatorily Redeemable 2006 (the "Exchangeable Preferred Stock") for an aggregate offering price of $50 million (the "Preferred Stock Sale"). Morgan Stanley acted as the placement agent in connection with the Preferred Stock Sale and received certain fees amounting to $1.8 million. The Exchangeable Preferred Stock was sold only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act). For a description of the terms of the Exchangeable Preferred Stock, see "Description of Holdings Capital Stock--Preferred Stock".

         On February 20, 1997, Holdings completed the Offering. Since February 14, 1997, the Common Stock has been trading publicly on the Nasdaq National Market. As of February 28, 1997 there were approximately 51 record holders of the Common Stock.

         Holdings has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of Holdings' Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by Holdings' Board of Directors. In addition, the Amended and Restated Holdings Guaranty, dated as of August 1, 1995 made by Holdings in favor of the banks under the Credit Agreement, and the Exchangeable Preferred Stock (and, when issued in exchange for the Exchangeable Preferred Stock, Holdings' Subordinated Debentures due 2006 (the "Exchange Debentures")) limit the ability of Holdings to pay dividends, and the Credit Agreement and Silgan's 11-3/4% Senior Subordinated Notes Due 2002 (the "11-3/4% Notes") limit the ability of Silgan to pay dividends to Holdings.


Item 6.  Selected Financial Data.

         Set forth below are selected historical consolidated financial data of Holdings at December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended.

         The selected historical consolidated financial data of Holdings at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 (with the exception of employee data) were derived from the historical consolidated financial statements of Holdings for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of Holdings at December

31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 were derived from the historical audited consolidated financial statements of Holdings for such periods.

         The selected historical data of Holdings were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of Holdings, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                              Selected Financial Data

                                                                              Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                       1996(a)       1995(a)       1994(b)       1993(b)        1992
                                                      ---------     ---------     ---------     ---------     --------
                                                                (Dollars in millions, except per share data)

Operating Data:
Net sales...........................................  $1,405.7      $1,101.9        $861.4        $645.5        $630.0
Cost of goods sold..................................   1,223.6         970.5         748.3         571.2         555.0
                                                       -------       -------         -----         -----         -----
Gross profit........................................     182.1         131.4         113.1          74.3          75.0
Selling, general and administrative expenses........      58.8          46.9          38.0          32.5          32.8
Reduction in carrying value of assets(c)............        -           14.7          16.7            -             -
                                                       -------       -------         -----         -----         -----
Income from operations..............................     123.3          69.8          58.4          41.8          42.2
Interest expense and other related financing costs..      89.4          80.7          65.8          54.3          57.0
Minority interest expense...........................        -             -             -             -            2.7
                                                       -------       -------         -----         -----         -----
Income (loss) before income taxes...................      33.9         (10.9)         (7.4)        (12.5)        (17.5)
Income tax provision................................       3.3           5.1           5.6           1.9           2.2
                                                       -------       -------         -----         -----         -----
Income (loss) before extraordinary charges
 and cumulative effect of changes in accounting
 principles.........................................      30.6         (16.0)        (13.0)        (14.4)        (19.7)
Extraordinary charges relating to early
 extinguishment of debt.............................      (2.2)         (5.8)           -           (1.3)        (23.6)
Cumulative effect of changes in accounting
 principles(d)......................................        -             -             -           (6.3)           -
                                                       -------       -------         -----         -----         -----
Net income (loss) before preferred stock dividend
 requirement........................................      28.4         (21.8)        (13.0)        (22.0)        (43.3)
Preferred stock dividend requirement................      (3.0)           -             -             -             -
                                                       -------       -------         -----         -----         -----
Net income (loss) applicable to common stockholders.  $   25.4      $  (21.8)       $(13.0)       $(22.0)       $(43.3)
                                                      ========      ========        =======       ======        ======

Net income (loss) per common share(e):
 Income (loss) before extraordinary charges.........  $   1.60      $  (0.77)       $(0.63)       $(0.87)       $(1.21)
 Extraordinary charges..............................     (0.12)        (0.29)           -          (0.08)        (1.44)
 Cumulative effect of accounting changes............        -             -             -          (0.38)           -
 Preferred stock dividend requirement...............     (0.16)           -             -             -             -
                                                       -------       -------         -----         -----         -----
         Total......................................  $   1.32      $  (1.06)       $(0.63)       $(1.33)       $(2.65)
                                                      ========      ========        ======        ======        ======

Weighted average number of common and
 common equivalent shares outstanding(f)............19,178,730    20,656,877    20,656,877    16,479,206    16,373,591

Selected Segment Data:
Net sales:
 Metal container business...........................  $1,189.3      $  882.3        $657.1        $459.2        $437.4
 Plastic container business.........................     216.4         219.6         204.3         186.3         192.6
Income (loss) from operations:(g)
 Metal container business...........................     106.1          58.2          59.8          42.3          40.7
 Plastic container business.........................      18.4          13.2          (0.1)          0.6           2.3

Other Data:
Adjusted EBITDA(h)..................................  $  186.0      $  132.4        $114.5        $ 76.1        $ 74.0
Adjusted EBITDA as a percentage of net sales........      13.2%         12.0%         13.3%         11.8%         11.7%
Income from operations as a percentage of net sales.       8.8           6.3           6.8           6.5           6.7
Capital expenditures................................  $   56.9      $   51.9        $ 29.2        $ 42.5        $ 23.4
Depreciation and amortization(i)....................      59.3          45.4          37.2          33.8          31.8
Cash flows provided by operating activities.........     125.2         209.6          47.3          48.1          15.4
Cash flows used for investing activities............     (98.3)       (397.1)        (27.9)       (116.1)        (23.0)
Cash flows (used for) provided by financing
 activities.........................................     (27.9)        186.9         (17.0)         65.3           8.6
Number of employees (at end of period)(j)...........     5,525         5,110         4,000         3,330         3,340

Balance Sheet Data (at end of period):
Total assets........................................  $  913.5      $  900.0        $504.3        $497.6        $389.0
Total long-term debt................................     693.8         750.9         510.8         505.7         383.2
Redeemable preferred stock..........................      53.0            -             -             -             -
Deficiency in stockholders' equity..................    (190.2)       (179.8)       (158.0)       (145.0)       (138.0)


                                                                                                 (footnotes follow)

                        Notes to Selected Financial Data

(a) On August 1, 1995, the Company acquired AN Can for a purchase price of $362.0 million (including the purchase from ANC of its St. Louis facility in May 1996 for $13.1 million). The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 3 to the Consolidated Financial Statements for the year ended December 31, 1996 included elsewhere in this Annual Report on Form 10-K.

(b) On December 21, 1993, the Company acquired DM Can for a purchase price of approximately $73.3 million. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date.

(c) Based upon a review of its depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net realizable values. In 1995, the metal container business recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $7.2 million and $9.5 million were recorded by the metal container business and plastic container business, respectively, to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and for technologically obsolete and inoperable machinery and equipment.

(d) During 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for Postemployment Benefits". The Company did not elect to restate prior years' financial statements for any of these pronouncements.

(e) Net income (loss) per share is based on the weighted average number of shares outstanding during the period, as adjusted in all periods for the
     17.133145 to 1 stock split of the outstanding Common Stock of Holdings effected in connection with the Offering (the "Stock Split"), and after giving effect to stock options considered to be dilutive common stock equivalents using the treasury stock method. Primary and fully diluted net income (loss) per share are the same for each of the periods. Under the terms of the stock option plans of Containers and Plastics, stock options issued under such plans were converted to options under the Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (the "Stock Option Plan") at the time of the Offering. Such conversion was made based upon the allocable value of Containers and Plastics determined in relation to the value of the Company. Weighted average number of shares outstanding includes the subsidiary options which are considered to be issued within 12 months prior to the Offering at less than the initial public offering price due to their conversion feature. Supplementary net income per share (unaudited), assuming the repayment as of January 1, 1996 of the indebtedness from the net proceeds to the Company from the Offering as described under "Business--Recent Developments--Initial Public Offering", was $1.42 for the year ended December 31, 1996.

(f) The weighted average number of common and common equivalent shares outstanding gives effect to the Stock Split.

(g) Income (loss) from oprations in the selected segment data includes charges incurred for the reduction in carrying value of certain assets for the metal containers business of $14.7 million and $7.2 million for the years ended December 31, 1995 and 1994 and for the plastic containers business of $9.5 million for the year ended December 31, 1994, as referred to in footnote (c) above. Income from operations for both the metal container and plastic container businesses excludes corporate expense.

(h) "Adjusted EBITDA" means consolidated net income before extraordinary charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the applicable period, without duplication, consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back expenses relating to postretirement health care costs (which amounted to $2.6 million, $1.7 million, $0.7 million and $0.5 million for the years ended December 31, 1996,

     1995, 1994 and 1993, respectively), the reduction in carrying value of assets (which were $14.7 million and $16.7 million for the years ended December 31, 1995 and 1994, respectively) and certain other non-cash charges (which included charges relating to the vesting of benefits under Stock Appreciation Rights ("SARs") of $0.8 million for each of the years ended December 31, 1996 and 1995 and $1.5 million for the year ended December 31, 1994). The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it to be important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with Generally Accepted Accounting Principles ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of operations and consolidated statements of cash flows of Holdings, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(i) Depreciation and amortization excludes amortization of debt financing costs.

(j) The number of employees at December 31, 1995 includes approximately 1,400 employees who joined the Company on August 1, 1995 as a result of the acquisition by Containers of AN Can. The number of employees at December 31, 1993 excludes 650 employees who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K. Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K regarding the Company's expected operations, financial results, cost savings, future liquidity, plans and strategy for its business and related financing and general financial condition includes forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve uncertainties and risks, including, but not limited to, factors described in this Annual Report on Form 10-K and in Holdings' other filings with the Securities and Exchange Commission. The Company's actual operations, financial results, cost savings, future liquidity, plans and strategy for its business and related financing and general financial condition may differ from such forward looking statements.

Overview

         The Company is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and (iii) specialty packaging items, including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the twelve months ended October 31, 1996 of 35% in the United States, and is a leading manufacturer of plastic containers in North America for personal care products. The Company has focused on growth through acquisitions, followed by plant rationalizations and consolidations and investment in the acquired businesses to gain manufacturing and production efficiencies and to provide for internal growth. Since its inception, the Company has acquired and successfully integrated ten businesses, including the recent acquisitions of AN Can in August 1995 for a purchase price of approximately $362.0 million (including net working capital of approximately $156.0 million) and DM Can in December 1993 for a purchase price of approximately $73.3 million (including net working capital of approximately $21.9 million). In addition, on October 9, 1996 the Company completed its acquisition of Finger Lakes, the metal container manufacturing subsidiary of Curtice Burns. See "Business--Recent Developments". The Company's future growth will depend in large part on additional acquisitions of consumer goods packaging businesses.

         The Company is continually evaluating and intends to continue to pursue acquisition opportunities in the North American consumer goods packaging market. Although the Company has no present binding agreements or commitments to make any acquisition, the Company has expressed indications of interest or made preliminary bids on three acquisition opportunities presented to it, which have annual sales ranging from approximately $30 million to $250 million. Any such acquisition may be financed through the incurrence of additional indebtedness. No assurance can be given that the Company will complete any such acquisition.

         Holdings is a holding company that conducts its business through two operating companies, Containers and Plastics, each of which is a wholly owned subsidiary of Silgan.

  Cost Reductions and Investments Following Acquisitions

         The Company believes that its acquisitions and investments have enabled it to achieve a low cost position in the metal food container segment. To further enhance its low cost position, the Company has realized cost reduction opportunities through plant rationalizations and capital improvements, as well as from improved production scheduling and line reconfiguration. Since 1991, Containers has closed eight smaller, higher cost metal container facilities, including five facilities that were closed in 1995 as a result of the integration of the manufacturing operations of DM Can. Because most of the facilities that were closed in 1995 were closed late in the year, the Company began to realize the benefits from the closing of such facilities in 1996. From 1991 through 1993, Plastics closed three manufacturing facilities and consolidated the technical and administrative functions of its plastic container businesses. An additional facility was closed in 1995. In 1994, Plastics began to realize the benefits of this consolidation and rationalization program, as well as from its capital investment program. In the fourth quarter of 1996, the Company initiated further downsizing and rationalizations of certain of its facilities. Management expects that these actions, along with improved production scheduling, will enable the Company to achieve lower manufacturing costs in 1997 as compared to 1996.

  AN Can Acquisition

         Management believes that the acquisition of AN Can, which has seventeen manufacturing facilities, provides the Company with further cost reduction opportunities, not only through purchasing economies and manufacturing synergies which it will realize from the combined operations, but also through the integration of selling, general and administrative operations of AN Can into the Company's existing metal container business. In 1996, the Company realized certain of the manufacturing synergies. In 1997, the Company expects to complete the integration of the selling, general and administrative functions. The Company believes that it will realize the full benefits of the integration of the selling, general and administrative functions in 1998, and that benefits to be realized by the rationalization of plant operations will begin to occur in 1997.

         Although employee termination costs in connection with plant rationalizations, administrative workforce reductions and other plant exit costs associated with the acquisition of AN Can have been accrued through purchase accounting adjustments, the Company incurred in 1995 and in 1996 other non-recurring costs which under current accounting pronouncements will be charged against operating income. These costs, which include transitional charges related to the integration of selling and administrative functions, as well as costs associated with plant rearrangement and clean-up, were $3.2 million in 1995 and were approximately $3.5 million in 1996. The Company expects that it will eliminate the redundant charges related to the integration of selling and administrative functions in 1997.

  Net Sales

         Long-term  Contracts.   The  Company  seeks  to  develop  and  maintain
long-term relationships with its customers. The Company estimates that approximately 80% of Containers' projected sales in 1997 will be pursuant to long-term supply arrangements. Containers' has agreements with Nestle pursuant to which Containers supplies a majority of Nestle's metal container requirements, and an agreement with Del Monte pursuant to which Containers supplies substantially all of Del Monte's U.S. metal container requirements. Revenues from these two customers represented approximately 29% of net sales by Containers in 1996. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with several other customers, including contracts which AN Can had with many of its customers. The Company has recently agreed with Nestle, subject to definitive documentation, to extend the term of certain of the Nestle Supply Agreements through 2004 (representing approximately 10% of the

Company's 1996 sales) in return for certain price concessions by the Company. See "Business--Sales and Marketing". The Company believes that these price concessions will not have a material adverse effect on its results of operations. Under the Company's recent agreement with Nestle, with respect to the remaining Nestle Supply Agreements that expire in August 1997 (representing approximately 6% of the Company's 1996 sales), the Company has the right to submit a bid to Nestle, and to match any bid received by Nestle, for the 1998 supply year with respect to the metal containers that are the subject of such Nestle Supply Agreements. There can be no assurance that any such bid by the Company will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. The loss by the Company of either Nestle or Del Monte as a customer would have a material adverse effect on the Company's results of operations. See "Business--Sales and Marketing".

         The Company's long-term supply contracts generally provide for pricing changes in accordance with cost change formulas, thereby significantly reducing the exposure of the Company's results from operations to the volatility of raw material costs. In addition, the terms of the Company's long-term supply contracts limit the Company's ability to increase margins.

         Agricultural Harvest and Seasonality. The Company's metal container business sales are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. The fruit and vegetable pack harvest in 1994 was better than the below normal fruit and vegetable pack harvest in 1995, resulting in greater sales to fruit and vegetable pack processing customers in 1994 as compared to 1995. The 1996 midwest vegetable harvest was better than in 1995, but, due to cool wet weather during the 1996 planting season, was less than the harvest in 1994.

         The Company's business is affected by seasonal variations as a result of the timing of the harvest. Accordingly, the Company experiences higher unit sales volume in the second and third quarters and, as a result, the Company has historically generated a disproportionate amount of its annual income from operations during these quarters. In 1996, the Company generated substantially all of its net income in the second and third quarters. See "--Quarterly Results of Operations".

  Interest Expense

         In order to increase its financial flexibility, during 1995 and 1996 the Company refinanced portions of its higher cost capital with lower cost capital. Upon completion of the redemption of the remaining Discount Debentures on March 26, 1997 with the proceeds from the Offering, the Company will have refinanced all of the Discount Debentures. The net result of these refinancings will be approximately $19.5 million of annual current cash interest savings (excluding non-cash interest relating to the Exchange Debentures) and approximately $25.9 million of current cash tax savings (as a result of the deduction by the Company of the accreted interest of approximately $103.5 million on the retired Discount Debentures).

         The Company's aggregate interest expense and the preferred stock dividend requirement in 1996 was $92.4 million. On a pro forma basis after giving effect to (i) the Offering and the use of the proceeds therefrom to redeem the remaining Discount Debentures and repay bank indebtedness, (ii) the use of the proceeds from the Preferred Stock Sale to (a) purchase 250,000 shares of Holdings' Class B Common Stock held by Mellon Bank N.A. ("Mellon"), as trustee for First Plaza Group Trust ("First Plaza"), and (b) redeem $12.0 million principal amount of Discount Debentures, (iii) the incurrence of $125.0 million of additional B term loans in July 1996 and $17.4 million of working capital loans in June 1996 under the Credit Agreement, and the use of such proceeds to redeem a portion of the Discount Debentures, and

(iv) the planned issuance by Holdings prior to July 22, 1997 of the Exchange Debentures in exchange for the Exchangeable Preferred Stock (collectively, the "Refinancing"), the Company's interest expense for 1996 (including interest on the Exchange Debentures which, as part of the Refinancing, are assumed to have been exchanged for the Exchangeable Preferred Stock as of the beginning of the year) would have been $83.2 million. For 1997, assuming that the floating rates of interest to be borne by the Company's indebtedness in 1997 are comparable to 1996 rates and without giving effect to incremental borrowings to finance acquisitions, if any, the Company expects that its interest expense will decline by approximately $10.0 million as compared to 1996. Since the Company refinanced a substantial amount of the Discount Debentures in the third quarter of 1996, the Company expects that most of this reduction in interest expense will occur during the first and second quarters of 1997 as compared to the same periods in 1996.

         As of December 31, 1996, on a pro forma basis after giving effect to the Refinancing, the Company would have had approximately $745.2 million of indebtedness outstanding, including $27.8 million of working capital loans. Historically, the Company's working capital loans are at their lowest amount at year-end. Because the Company sells metal containers used in vegetable and fruit processing, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Due to these seasonal requirements, the Company incurs short term indebtedness to finance its working capital requirements. At its peak in September 1996, approximately $182.5 million of the working capital revolver under the Credit Agreement, including letters of credit, was utilized.

         The Company's financial results are sensitive to changes in prevailing market rates of interest. At December 31, 1996, on a pro forma basis after giving effect to the Refinancing and including working capital loans of $27.8 million, 47.9% of the Company's indebtedness bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. These agreements have a notional amount of $200.0 million, including interest rate swap agreements entered into during the fourth quarter of 1996 with a notional amount of $100.0 million. Under these agreements, floating rate interest was exchanged for fixed rates of interest ranging from 5.6% to 6.2% plus the Company's incremental margin, which currently ranges from 2.5% to 3.0%. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements in the future to hedge its exposure to interest rate volatility.

  Income Tax Considerations

         Federal  Tax  Liability.  Because  the  Discount  Debentures  represent
"applicable high yield discount obligations," the tax deduction that would otherwise have been available to the Company for the accreted interest on the Discount Debentures during the five years that no cash interest was paid thereon was not available until the retirement of the Discount Debentures. After giving effect to the Refinancing, the Company will have redeemed or repurchased all of the Discount Debentures from 1995 to 1997, providing the Company with an allowable deduction of approximately $103.5 million for the amount of accreted interest on such indebtedness, and resulting in no federal tax liability for the Company in 1996. At December 31, 1996, the Company had a regular net operating loss carryforward of approximately $164.0 million. This net operating loss carryforward resulted principally from both the deduction of the accreted interest on the Discount Debentures refinanced in 1996 and 1995 and significant tax depreciation deductions from the acquisition of AN Can. Upon completion of the Refinancing, after giving effect to the deduction of accreted interest on the remaining Discount Debentures, the Company estimates it will have a regular net operating loss carryforward of approximately $185.0 million. Subject to certain limitations, this net operating loss carryforward will be available to offset taxable income that the

Company expects to generate in 1997 and in the future until such time as the regular net operating loss carryforward is fully utilized.

         Effective in 1993, however, the Company became subject to alternative minimum tax ("AMT") for federal income tax purposes. Due to the availability of an AMT net operating loss carryforward, the Company incurred an AMT liability at the rate of 2% of AMT taxable income for 1993 through 1995. Beginning in 1996, the Company would have fully utilized its AMT net operating loss carryforwards and would have incurred an AMT liability at the statutory rate of 20% of AMT taxable income if it had not realized the benefit of the deduction of accreted interest on the retired Discount Debentures. As a result of this deduction, the Company will have reduced its federal tax liability by approximately $20.7 million and state tax liability by approximately $5.2 million for 1996 and 1997. Management expects that the Company will fully utilize the benefit of this deduction in late 1997 or early 1998 at which time it will then become subject to AMT at the statutory rate.

         Book Accounting Implications. SFAS No. 109 of the Financial Accounting Standards Board ("FASB") requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the future tax benefits arising from the deferred tax assets will not be realized. Because the Company incurred losses from its inception through 1995, SFAS No. 109 required the Company to record a valuation allowance. Although the Company reported net income for 1996, it has not yet met the criteria under SFAS No. 109 to release any of its valuation allowance. The ultimate realization of all or part of the Company's deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. When preparing future period interim and annual financial statements, the Company will evaluate its strategic plans, in light of evolving business conditions, and the valuation allowance will be adjusted based on such evaluation. The Company expects that it will meet the realization criteria of SFAS No. 109 in 1997, and that it will release a portion of its deferred tax asset valuation allowance, resulting in the recognition of a tax benefit. After the expected release of a portion of its valuation allowance in 1997, the Company expects to provide for federal income taxes at the statutory rate.

         The Company's income tax rate varied from the U.S. statutory rate in 1996 due to the utilization of net operating loss carryforwards. In 1995 and 1994, the Company's income tax rate varied from the U.S. statutory rate due to losses which resulted in temporary differences between book and taxable income for which recognition of a deferred tax asset was not considered appropriate at the time. In accordance with SFAS No. 109, the Company has provided a provision for income taxes based upon federal, state and foreign taxes currently payable. See Note 14 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Charges Relating to Stock Options and Discount Debenture Redemption

         Concurrent with the Offering, all outstanding stock options issued under the stock option plans of Containers and Plastics were converted to stock options under the Stock Option Plan. See "Executive Compensation--Stock Option Plan". In accordance with Accounting Principles Board ("APB") No. 25, options granted under such plans are considered variable options with a final measurement date at the time of conversion. The Company recognized a non-cash charge of approximately $22.5 million, net of $3.7 million previously accrued, at the time of the Offering in the Company's first quarter in 1997, for the excess of fair market value over grant price of these options less amounts previously accrued.

         With proceeds from the Offering, the Company will redeem the remaining Discount Debentures on March 26, 1997. In connection with such redemption, the Company will recognize an extraordinary charge, net of tax, in the first quarter of 1997 of $0.7 million.

Results of Operations

         The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                     Year Ended December 31,
                                                                             --------------------------------------
                                                                              1996            1995            1994
                                                                             ------          ------          ------
Operating Data:
Net sales:
  Metal container business..............................................      84.6%           80.1%           76.3%
  Plastic container business............................................      15.4            19.9            23.7
                                                                            ------          ------          ------
    Total...............................................................     100.0           100.0           100.0
Cost of goods sold......................................................      87.0            88.1            86.9
                                                                            ------          ------          ------
Gross profit............................................................      13.0            11.9            13.1
Selling, general and administrative expenses............................       4.2             4.3             4.4
Reduction in carrying value of assets...................................       --              1.3             1.9
                                                                            ------          ------          ------
Income from operations..................................................       8.8             6.3             6.8
Interest expense and other related financing costs......................       6.4             7.3             7.6
                                                                            ------          ------          ------
Income (loss) before income taxes.......................................       2.4            (1.0)           (0.8)
Income tax provision....................................................       0.2             0.5             0.7
                                                                            ------          ------          ------
Income (loss) before extraordinary charges..............................       2.2            (1.5)           (1.5)
Extraordinary charges relating to early extinguishment of debt..........      (0.2)           (0.5)            --
                                                                            -------         ------          ------
Net income (loss) before preferred stock dividend requirement...........       2.0            (2.0)           (1.5)
Preferred stock dividend requirement....................................      (0.2)            --              --
                                                                            ------          ------          ------
Net income (loss) applicable to common stockholders.....................       1.8%           (2.0)%          (1.5)%
                                                                            ======          ======          ======


         Summary historical results for the Company's two business segments, metal and plastic containers, for the calendar years ended December 31, 1996, 1995 and 1994 and summary pro forma results for these business segments for the calendar year ended December 31, 1995 (after giving effect to the acquisition of AN Can as of the beginning of such period) are provided below.

         The unaudited pro forma financial data includes the historical results of the Company and AN Can and reflects the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can, the refinancing of certain of the Company's debt obligations, and certain other adjustments, as if these events occurred as of the beginning of the periods presented. The unaudited pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been had these transactions in fact occurred at the beginning of the periods indicated, or to project the Company's financial position or results of operations for any future date or period. The unaudited pro forma financial data do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with Containers' existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. The pro forma information presented should be read in conjunction with the historical results of operations of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                              Year Ended December 31,
                                                          ---------------------------------------------------------------
                                                                            Historical                        Pro Forma
                                                          -----------------------------------------------  --------------
                                                               1996            1995             1994            1995
                                                          --------------  ---------------  --------------  --------------
                                                                               (Dollars in millions)
Net sales:
  Metal container business..............................     $1,189.3        $  882.3          $657.1         $1,184.8
  Plastic container business............................        216.4           219.6           204.3            219.6
                                                              -------         -------           -----          -------
  Consolidated..........................................     $1,405.7        $1,101.9          $861.4         $1,404.4
                                                             ========        ========          ======         ========
Income from operations:
  Metal container business..............................     $  106.1        $   72.9          $ 67.0         $   95.7
  Plastic container business............................         18.4            13.2             9.4             13.2
  Reduction in asset value<F1>..........................          --            (14.7)          (16.7)           (14.7)
  Corporate expense.....................................         (1.2)           (1.6)           (1.3)            (1.5)
                                                              -------         -------           -----          -------
        Consolidated....................................     $  123.3        $   69.8          $ 58.4         $   92.7
                                                             ========        ========          ======         ========


-------------------

<F1> Included in the  historical  and pro forma  income from  operations  of the
     Company in 1995 are charges incurred for the reduction of the carrying value of certain underutilized equipment to net realizable value of $14.7 million allocable to the metal container business. Included in the historical income from operations of the Company in 1994 are charges incurred for the reduction of the carrying value of certain underutilized and obsolete equipment to net realizable value of $16.7 million in 1994, of which $7.2 million was allocable to the metal container business and $9.5 million to the plastic container business.

  Historical Year Ended December 31, 1996 Compared with Historical Year Ended December 31, 1995

         Net Sales. Consolidated net sales increased $303.8 million, or 27.6%, to $1.4 billion for the year ended December 31, 1996, as compared to net sales of $1.1 billion for the same period in 1995. This increase resulted predominantly from net sales generated by the former AN Can operations.

         Net sales for the metal container business (including net sales of its specialty business of $90.7 million) were $1,189.3 million for the year ended December 31, 1996, an increase of $307.0 million from net sales of $882.3 million for the same period in 1995. Net sales of metal cans of $1,098.6 million for the year ended December 31, 1996 were $253.1 million greater than net sales of metal cans of $845.5 million for the same period in 1995. This increase resulted from the inclusion of a full year of sales generated from the former AN Can operations, including net sales of approximately $236.0 million during the first seven months of 1996, and increased unit sales due to a better vegetable pack harvest in 1996 as compared to 1995, offset to a limited extent by volume losses with certain customers.

         Sales of specialty items included in the metal container segment increased $53.9 million to $90.7 million during the year ended December 31, 1996 as compared to the same period in 1995, due predominantly to additional sales generated by the former AN Can operations.

         Net sales for the plastic container business of $216.4 million during the year ended December 31, 1996 decreased $3.2 million from net sales of $219.6 million for the same period in 1995. Despite an increase in unit sales, net sales of plastic containers declined as a result of the pass through of lower resin costs.

         Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.0% ($1.2 billion) for the year ended December 31, 1996, a decrease of 1.1 percentage points as compared to 88.1% ($970.5 million) for the same period in 1995. The decrease in cost of goods sold as a percentage of net sales was principally attributable to synergies realized from the AN Can acquisition, improved operating efficiencies due to can plant consolidations as well as the improved manufacturing performance by the plastic container business, offset, in part, by the higher cost base of the former AN Can operations and the realization of higher per unit costs due to the Company's one-time planned reduction in finished goods inventory. The additional production capacity provided by AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, during 1996 the Company reduced the amount of finished goods that it carries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 4.2% ($58.8 million) for the year ended December 31, 1996, as compared to 4.3% ($46.9 million) for the year ended December 31, 1995. This decrease in selling, general and administrative expenses as a percentage of net sales reflects the expected lower administrative expenses realized as a result of the integration of the administrative functions of AN Can with the Company, despite the incurrence of certain redundant costs, estimated to be $3.5 million, associated with the integration of the AN Can operations. In 1997, the Company expects to eliminate all of these redundant costs as it completes its integration of the administrative functions of AN Can with the Company.

         Income from Operations. Income from operations as a percentage of consolidated net sales increased 2.5 percentage points to 8.8% ($123.3 million) for the year ended December 31, 1996, as compared with 6.3% ($69.8 million) for the same period in the prior year. Included in income from operations for 1995 was a charge of $14.7 million for the write-off of certain underutilized assets. Without giving effect to this charge, income from operations as a percentage of consolidated net sales would have increased 1.1 percentage points in 1996 as compared to 1995, primarily as a result of the aforementioned improvement in gross margin.

         Income from operations as a percentage of net sales for the metal container business improved to 8.9% ($106.1 million) for the year ended December 31, 1996, from 8.3% ($72.9 million) (without giving effect to the charge of $14.7 million to adjust the carrying value of certain assets) for the same period in 1995. This increase in income from operations as a percentage of net sales for the metal container business was principally attributable to synergies resulting from the acquisition of AN Can, improved operating efficiencies due to plant consolidations and the benefit of cost reductions provided by the Company's capital investment program, offset, in part, by the higher cost base of the AN Can operations and the negative impact of the Company's one-time planned reduction in the amount of finished goods inventory.

         Income from operations as a percentage of net sales for the plastic container business improved to 8.5% ($18.4 million) for the year ended December 31, 1996, from 6.0% ($13.2 million) for the same period in 1995. The improvement in the operating performance of the plastic container business was principally attributable to increased production volumes as well as the benefits realized through capital investment and improved production planning and scheduling efficiencies.

         Interest Expense. Interest expense increased $8.7 million to $89.4 million for the year ended December 31, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995, offset, in part, by the benefit realized from the redemption of $154.4 million of the Discount Debentures with lower cost bank borrowings (additional B term loans of $125.0 million and working capital loans of $17.4 million) and with $12.0 million of the proceeds from the Preferred Stock Sale, and by lower average bank borrowing rates.

         Upon completion of the Refinancing, the Company will have refinanced all of the Discount Debentures with lower cost borrowings and proceeds from the Preferred Stock Sale and the Offering. Since a substantial portion of the Discount Debentures were refinanced in the third quarter of 1996, the Company expects that its interest expense will decline significantly in the first and second quarters of 1997 as compared to the same quarters in the prior year.

         Income  Taxes.  The  provisions  for income  taxes for the years  ended
December 31, 1996 and 1995 provide for federal, state and foreign taxes currently payable. The decrease in the provision for income taxes of $1.8 million for the year ended December 31, 1996 as compared to the same period in 1995 reflects the benefit of the current cash tax savings realized from the deduction of accreted interest on the retired Discount Debentures.

         Net Income. As a result of the items discussed above, net income of $30.6 million (before extraordinary charges of $2.2 million and the preferred stock dividend requirement of $3.0 million) increased $46.6 million for the year ended December 31, 1996, as compared to a net loss of $16.0 million (before extraordinary charges, net of taxes, of $5.8 million) for the year ended December 31, 1995.

         During 1996, the Company incurred an extraordinary charge of $2.2 million for the write-off of unamortized debt costs associated with the early redemption of Discount Debentures. In 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities to fund the AN Can acquisition, the repurchase of a portion of the Discount Debentures, and premiums paid on the repurchase of a portion of such Discount Debentures.

  Historical Year Ended December 31, 1996 Compared with Pro Forma Year Ended December 31, 1995

         Net Sales. Consolidated net sales for the year ended December 31, 1996 of $1.4 billion were comparable to pro forma consolidated net sales for the same period in 1995. Increased unit sales of metal containers due to a better vegetable pack harvest in 1996 as compared to 1995 offset the loss of an AN Can customer whose product line was acquired by a company that manufactured its own cans and volume losses with certain other customers. Although the plastic container business had increased unit volume in 1996, net sales declined $3.2 million due to the pass through of lower resin costs.

         Income from  Operations.  Income from  operations  as a  percentage  of consolidated net sales for the year ended December 31, 1996 increased 1.2 percentage points to 8.8% ($123.3 million), as compared to pro forma income from operations as a percentage of pro forma consolidated net sales of 7.6% ($107.4 million) (without giving effect to the charge to adjust the carrying value of certain assets of $14.7 million) for the year ended December 31, 1995. The increase in income from operations for the year ended December 31, 1996 as compared to pro forma income from operations for the same period in 1995 was attributable to more efficient production planning, the realization of can manufacturing synergies resulting from the acquisition of AN Can, the benefits realized from plant consolidations and capital investments, and the improved operating performance of the plastic container business, offset, in part, by redundant costs associated with the AN Can operations and the negative impact of the Company's one-time planned reduction of the amount of finished goods inventory.

  Historical Year Ended December 31, 1995 Compared with Historical Year Ended December 31, 1994

         Net Sales. Consolidated net sales increased $240.5 million, or 27.9%, to $1.1 billion for the year ended December 31, 1995, as compared to net sales of $861.4 million for the same period in 1994. This increase resulted from net sales of $264.3 million generated by AN Can since its acquisition in August 1995 and a $15.3 million increase in sales of plastic containers offset, in part, by a decline in sales of metal containers to Silgan's existing customer base of $39.1 million.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales declined 0.1 percentage points to 4.3% ($46.9 million) for the year ended December 31, 1995 as compared to 4.4% ($38.0 million) for the year ended December 31, 1994. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from the Company's continued control of these expenses in respect of the Company's existing business, offset partially by a temporarily higher level of expenses incurred during the integration of AN Can. The Company expects that its selling, general and administration costs as a percentage of sales will decline in 1997 after it completes the integration of the administrative functions of its metal container business.

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

         Income from operations as a percentage of net sales for the metal container business (without giving effect to charges of $14.7 million and $7.2 million in 1995 and 1994, respectively, to adjust the carrying value of certain assets) was 8.3% ($72.9 million) for the year ended December 31, 1995, as compared to 10.2% ($67.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales principally resulted from higher per unit manufacturing costs realized on lower production volume, lower margins realized on certain products due to competitive market conditions, inefficiencies caused by work stoppages at two of the Company's California facilities, and lower margins realized on sales made by AN Can, offset, in part, by operating efficiencies due to plant consolidations.

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

         Interest Expense. Interest expense, including amortization of debt financing costs, increased by approximately $14.9 million to $80.7 million for the year ended December 31, 1995, principally as a result of increased borrowings to finance the acquisition of AN Can and to fund higher working capital needs as a result of the increased seasonality of the Company's metal container business, and higher average interest rates. Accretion of interest on the Discount Debentures in 1995 approximated the prior year's accretion due to the repurchase of $61.7 million principal amount at maturity of Discount Debentures in the third quarter of 1995.

         Income Taxes. The provisions for income taxes for the years ended December 31, 1995 and 1994 were comprised of federal, state and foreign income taxes currently payable. The decrease in the provision for income taxes in 1995 reflects a decrease in federal income taxes currently payable due to the deductibility of accrued interest on the Discount Debentures that were repurchased in 1995.

         Net Income. As a result of the items discussed above, net loss before the extraordinary charge for the year ended December 31, 1995 was $16.0 million, as compared to a net loss of $13.0 million for the year ended December 31, 1994.

         As a result of the early extinguishment of amounts owed under its secured debt facilities, the Company incurred an extraordinary charge of $5.8 million (net of tax of $2.6 million) in 1995.

Quarterly Results of Operations

         The Company's business is affected by seasonal variations as a result of the timing of the harvest. Accordingly, the Company experiences higher unit sales volume in the second and third quarters and, as a result, the Company has historically generated a disproportionate amount of its annual income from operations during these quarters.

         The following table presents certain of the Company's unaudited consolidated quarterly financial data for the years 1996, 1995 and 1994.

                                                                                              1996
                                                                   ------------------------------------------------------
                                                                    First          Second          Third          Fourth
                                                                   -------        --------        -------        --------
                                                                                     (Dollars in millions)
Net sales.....................................................     $279.9         $327.1          $473.6         $325.1
Gross profit..................................................       36.5           48.7            58.8           38.1
Income from operations........................................       23.7           34.3            43.6           21.7
Interest expense..............................................       22.6           23.3            22.4           21.1
Income before extraordinary charges and preferred
  stock dividend requirements.................................        0.1            9.5            20.7            0.3
Net income (loss) available to common stockholders............        0.1            9.5            17.3           (1.5)



                                                                                              1995
                                                                   -----------------------------------------------------
                                                                    First          Second         Third          Fourth
                                                                   -------        -------        -------        --------
                                                                                     (Dollars in millions)
Net sales.....................................................     $203.3         $201.7         $406.5         $290.4
Gross profit..................................................       29.0           29.8           41.7           30.9
Income from operations........................................       18.8           22.3           28.3            0.4
Interest expense..............................................       17.3           17.5           22.9           23.0
Income before extraordinary charges and preferred
  stock dividend requirements.................................       (1.4)           3.5            3.7          (21.8)
Net income (loss) available to common stockholders............       (1.4)           3.5           (2.1)         (21.8)


                                                                                              1994
                                                                   -------------------------------------------------------
                                                                    First          Second           Third          Fourth
                                                                   -------        --------         -------        --------
                                                                                     (Dollars in millions)
Net sales.....................................................     $186.2         $201.0           $286.0         $188.2
Gross profit..................................................       22.7           28.3             36.4           25.7
Income from operations........................................       14.0           18.7             27.2           (1.5)
Interest expense..............................................       15.6           16.3             16.8           17.1
Income before extraordinary charges and preferred
  stock dividend requirements.................................       (2.2)           1.5              9.0          (21.3)
Net income (loss) available to common stockholders............       (2.2)           1.5              9.0          (21.3)


         The Company's income from operations includes charges for the write-down of the carrying value of certain underutilized and obsolete equipment to net realizable value of $14.7 million and $16.7 million in the fourth quarters of 1995 and 1994, respectively. Net income (loss) includes extraordinary charges for debt refinancing costs of $2.2 million incurred in the third quarter of 1996 and $5.8 million, net of taxes, incurred in the third quarter of 1995.

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

         On February 20, 1997, the Company completed the Offering. With net proceeds to the Company of approximately $68.8 million from the Offering (after deducting the underwriting discount but before deducting estimated expenses of $1.0 million payable by the Company in connection with the Offering), the Company prepaid approximately $5.4 million and $3.5 million principal amount of A term loans and B term loans, respectively, under the Credit Agreement, and will use the remaining net proceeds received by it from the Offering to redeem all of the remaining outstanding Discount Debentures (approximately $59.0 million aggregate principal amount).

         On July 22, 1996, the Company completed the Preferred Stock Sale. With net proceeds of $47.8 million from the Preferred Stock Sale, the Company purchased the Holdings Class B Stock held by Mellon for $35.8 million pursuant to its right to purchase such stock for such amount under the Amended and Restated Organization Agreement dated as of December 21, 1993 among the Company and its stockholders and, on August 26, 1996, redeemed $12.0 million principal amount of Discount Debentures.

         On August 1, 1995, Silgan, Containers and Plastics entered into the credit agreement with the lenders named therein, Bankers Trust Company ("Bankers Trust"), as Administrative Agent and Co-Arranger, and Bank of America Illinois, as Documentation Agent and Co-Arranger (as amended, the "Credit Agreement") (which originally provided Silgan with $225.0 million of A term loans and $225.0 million of B term loans and provided Containers and Plastics with a commitment of $225.0 million for working capital loans) to finance the acquisition by Containers of AN Can and to refinance and repay in full all amounts owing under the Company's previous credit agreement and under Silgan's Senior Secured Floating Rate Notes due 1997. With borrowings of $200.0 million under the Credit Agreement (as amended in May 1996 to include an additional $125.0 million of B term loans), Holdings repurchased and redeemed an aggregate of $204.1 million principal amount at maturity of Discount Debentures. The Credit Agreement also provided the Company with improved financial flexibility by (i) enabling Silgan to transfer funds to Holdings for payment by Holdings of cash dividends on the Exchangeable Preferred Stock (or cash interest on the Exchange Debentures), (ii) extending the maturity of the Company's secured debt facilities until December 31, 2000, (iii) lowering the interest rate spread on its floating rate borrowings by 1/2%, as well as providing for further interest rate reductions in the event the Company attains certain financial targets, and (iv) lowering the Company's average cost of indebtedness by permitting Holdings to repurchase or redeem Discount Debentures.

         Upon completion of the Refinancing, the Company will have retired all of the Discount Debentures. By refinancing all of the Discount Debentures with borrowings under the Credit Agreement and proceeds from the Preferred Stock Sale and from the Offering, the Company will have lowered its average cost of indebtedness, will realize approximately $19.5 million of annual current cash interest savings (excluding non-cash interest on the Exchange Debentures), and will realize approximately $25.9 million of current cash tax savings as a result of the deduction by the Company of the accreted interest on the retired Discount Debentures. In addition, as a result of the Company's net operating loss carryforwards, the Company did not have any federal tax liability in 1996, and expects to incur minimal federal tax liability in 1997. For several years thereafter, the Company expects to incur federal tax liability at the AMT rates then in effect. See "--Overview--Income Tax Considerations".

         During 1996, cash generated from operations of $125.2 million, borrowings of $125.0 million of B term loans under the Credit Agreement, net proceeds of $47.8 million from the Preferred Stock Sale, net borrowings of working capital loans under the Credit Agreement of $20.7 million, proceeds of $1.6 million from the sale of assets and $1.1 million of cash balances were used to fund capital expenditures of $56.9 million, the purchase of Finger Lakes for $29.9 million and the purchase of ANC's St. Louis facility for $13.1 million, the redemption of $154.4 million of Discount Debentures, the repayment of $29.5 million of term loans under the Credit Agreement, the payment of $1.8 million of financing costs associated with the borrowing of additional B term loans under the Credit Agreement, and the purchase of Holdings Class B Stock held by Mellon for $35.8 million.

         The Company's Adjusted EBITDA for the year ended December 31, 1996 in comparison to 1995 increased by $53.6 million to $186.0 million. The increase in Adjusted EBITDA resulted primarily from increased cash earnings generated by both the metal container business (including earnings from the AN Can operations) and the plastic container business. Although the Adjusted EBITDA of the Company was higher in 1996 as compared to 1995 and the Company reduced the amount of finished goods inventory in 1996, cash flow from operations in 1996 would have remained constant with 1995 (assuming AN Can had been acquired at December 31, 1995 rather than at its seasonal peak). The Company incurred greater cash interest expense in 1996 due to the refinancings of Discount Debentures (for which no cash interest was required through June 15, 1996) with bank borrowings, and in 1995 the Company adopted similar year-end vendor payment terms to those of AN Can.

         During 1995, cash generated from operations of $209.6 million (including cash of $112.0 million generated by AN Can during the five month period from its acquisition on August 1, 1995), proceeds of $3.5 million realized from the sale of assets and a decrease of $0.6 million in cash balances were used to repay $142.8 million of working capital borrowings used to fund the acquisition of AN Can, fund capital expenditures of $51.9 million, repay $9.7 million of term loans and $5.5 million of working capital loans, and make payments to former shareholders of $3.8 million in full settlement of outstanding litigation. The Company's Adjusted EBITDA for the year ended December 31, 1995 as compared to 1994 increased by $17.9 million to $132.4 million. The increase in Adjusted EBITDA reflected the generation of additional cash flow from AN Can since its acquisition on August 1, 1995, partially offset by a decline in the cash earnings of the Company's existing business principally as a result of lower unit volume due to the below normal 1995 vegetable pack.

         For the year ended December 31, 1995, the operating cash flow of the Company increased significantly from the prior year due to the generation of cash by AN Can since its acquisition on August 1, 1995 and the adoption by the Company of similar year-end vendor payment terms to those of AN Can. At December 31, 1995, the trade receivable balance of AN Can was $44.2 million ($90.2 million on August 1, 1995), the inventory balance was $98.9 million ($137.9 million on August 1, 1995), and the trade payables balance was $58.2 million ($64.2 million on August 1, 1995).

         Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As a result, a significant portion of the Company's revenues are generated in the first nine months of the year. As is common in the packaging industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. The acquisition of AN Can increased the Company's seasonal metal containers business. The Company's average outstanding trade receivables increased in 1996 as compared to 1995 due to the acquisition of AN Can which had more seasonal sales than the Company. As a result the Company increased the amount of working capital loans available to it under its credit facility to $225.0 million. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements. Approximately $182.5 million of the working capital revolver under the Credit Agreement, including letters of credit, was utilized at its peak in September 1996.

         As of December 31, 1996, the outstanding principal amount of working capital loans was $27.8 million and, subject to a borrowing base limitation and taking into account outstanding letters of credit, the unused portion of working capital commitments at such date was $190.0 million.

         In addition to its operating cash needs, the Company believes its cash requirements over the next several years consist primarily of (i) annual capital expenditures of $50.0 to $60.0 million, (ii) scheduled principal amortization payments of term loans under the Credit Agreement (after giving effect to the use of a portion of the net proceeds from the Offering to prepay $8.9 million of bank terms loans) of $29.6 million, $53.4 million, $53.4 million, $126.1 million and $155.9 million over the next five years, respectively, (iii) expenditures of approximately $30.0 million over the next three years associated with plant rationalizations, employee severance and administrative workforce reductions, other plant exit costs and employee relocation costs of AN Can, (iv) the Company's interest requirements, including interest on working capital loans, the principal amount of which will vary depending upon seasonal requirements, the bank term loans, most of which bear fluctuating rates of interest, and the 11-3/4% Notes, and (v) payments of approximately $5.0 million (based on the Company's current estimate of its 1997 net income) for federal and state tax liabilities in 1997. Beginning in 1998, the Company expects to incur federal tax liability at the AMT rates then in effect. See "--Overview--Income Tax Considerations".

         Management believes that cash generated by operations and funds from working capital borrowings under the Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. The Company is also continually evaluating and pursuing acquisition opportunities in the North American consumer goods packaging market. The Company may need to incur additional indebtedness to finance any such acquisition and to fund any resulting increased operating needs. Depending upon market conditions, the Company may also consider refinancing certain of its outstanding indebtedness through other debt financings. Such financings for acquisitions and debt refinancings will have to be effected in compliance with the Company's agreements in respect of its indebtedness then outstanding. There can be no assurance that the Company will be able to effect any such financing for an acquisition or any such debt refinancings.

         The Credit Agreement, the indenture with respect to the 11-3/4% Notes, the Exchangeable Preferred Stock and, when issued, the Exchange Debentures each contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1997 with all such covenants.

Effect of Inflation and Interest Rate Fluctuations

         Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "--Overview--Net Sales--Long-term Contracts".

         Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1996, on a pro forma basis after giving effect to the Refinancing and including working capital loans of $27.8 million, the Company had $745.2 million of indebtedness outstanding, of which $357.2 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest was exchanged for fixed rates of interest ranging from 5.6% to 6.2% plus the Company's incremental margin, which currently ranges from 2.5% to 3.0%. The notional principal amounts of these agreements totaled $200.0 million, including interest rate swap agreements entered into during the fourth quarter of 1996 with a notional amount of $100.0 million, and mature in the year 1999. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility.

New Accounting Pronouncements

  Long-Lived Asset Impairment

         The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in the first quarter of 1996. Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during 1996. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

  Stock-Based Compensation

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company has not elected to adopt SFAS No. 123 and continues to recognize compensation expense in accordance with APB No. 25. In addition, the Company is required to include in its 1996 year end financial statements pro forma information regarding compensation expense recognizable under SFAS No. 123. See Note 17 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

         See Item 14 below for a listing of financial statements and schedules included therein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of Holdings and Silgan

         The following table sets forth certain information (ages as of December 31, 1996) concerning the directors and executive officers of Holdings and Silgan.

Name                             Age   Position
----                             ---   --------
R. Philip Silver..............   54    Chairman of the Board, Co-Chief Executive
                                         Officer and Director
D. Greg Horrigan..............   53    President, Co-Chief Executive Officer and
                                         Director
Robert H. Niehaus.............   41    Director
Leigh J. Abramson.............   28    Director
Harley Rankin, Jr.............   57    Executive Vice President, Chief Financial
                                         Officer and Treasurer
Harold J. Rodriguez, Jr.......   41    Vice President, Controller and Assistant
                                         Treasurer
Glenn A. Paulson..............   53    Vice President


Executive Officers of Containers

         The following table sets forth certain information (ages as of December 31, 1996) concerning the executive officers of Containers.

Name                             Age   Position
----                             ---   --------
James D. Beam.................   53    President
Gerald T. Wojdon..............   60    Vice President--Operations and Assistant
                                         Secretary
Gary M. Hughes................   54    Vice President--Sales & Marketing
H. Dennis Nerstad.............   59    Vice President--Production Services
Joseph A. Heaney..............   43    Vice President--Finance


Executive Officers of Plastics

         The following table sets forth certain information (ages as of December 31, 1996) concerning the executive officers of Plastics.

Name                              Age    Position
----                              ---    --------
Russell F. Gervais............    53    President
Howard H. Cole................    51    Vice President and Assistant Secretary
Charles Minarik...............    59    Vice President--Operations and
                                          Commercial Development
Alan H. Koblin................    44    Vice President--Sales & Marketing
Colleen J. Jones..............    36    Vice President--Finance, Chief Financial
                                          Officer and Assistant Secretary

         Mr. Silver has been Chairman of the Board and Co-Chief Executive Officer of Holdings and Silgan since March 1994. Mr. Silver is one of the founders of the Company and was formerly President of Holdings and Silgan. Mr. Silver has been a Director of Holdings and Silgan since their inception in April 1989 and August 1987, respectively. Mr. Silver has been a Director of Containers since its inception in August 1987 and Vice President of Containers since May 1995. Mr. Silver has been a Director of Plastics since its inception in August 1987 and Chairman of the Board of Plastics since March 1994. Prior to founding the Company in 1987, Mr. Silver was a consultant to the packaging industry. Mr. Silver was President of Continental Can Company from June 1983 to August 1986. From September 1989 through August 1993, Mr. Silver held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director. Mr. Silver is a Director of Johnstown America Corporation.

         Mr. Horrigan has been President and Co-Chief Executive Officer of Holdings and Silgan since March 1994. Mr. Horrigan is one of the founders of the Company and was formerly Chairman of the Board of Holdings and Silgan. Mr. Horrigan has been a Director of Holdings and Silgan since their inception in April 1989 and August 1987, respectively. Mr. Horrigan has been Chairman of the Board of Containers and a Director of Containers and Plastics since their inception in August 1987. Mr. Horrigan was Executive Vice President and Operating Officer of Continental Can Company from 1984 to 1987. From September 1989 through August 1993, Mr. Horrigan held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director.

         Mr. Niehaus has been a Director of Holdings since its inception in April 1989 and a Director of Silgan, Containers and Plastics since their inception in August 1987. Mr. Niehaus joined Morgan Stanley & Co. Incorporated ("Morgan Stanley") in 1982 and has been a Managing Director of Morgan Stanley since 1990. Mr. Niehaus has been a Vice Chairman and a Director of Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc.") since January 1990 and a Vice Chairman and a Director of the managing general partner of the general partner of Morgan Stanley Capital Partners III, L.P. ("MSCP III") since January 1994. Mr. Niehaus is also a Director of American Italian Pasta Company, Fort Howard Corporation and Waterford Crystal Ltd., and Chairman of Waterford Wedgwood UK plc.

         Mr. Abramson has been a Director of Holdings, Silgan, Containers and Plastics since September 1996. He has been an Associate of Morgan Stanley since 1994 and a Vice President of MSLEF II, Inc. and of the managing general partner of the general partner of MSCP III since 1995. Mr. Abramson has been with Morgan Stanley since 1990, first in the Corporate Finance Division and, since 1992, in the Merchant Banking Division. Mr. Abramson is also a Director of PageMart Wireless, Inc., PageMart, Inc. and Jefferson Smurfit Corporation.

         Mr. Rankin has been Executive Vice President and Chief Financial Officer of Holdings since its inception in April 1989 and Treasurer of Holdings since January 1992. Mr. Rankin has been Executive Vice President and Chief Financial Officer of Silgan since January 1989 and Treasurer of Silgan since January 1992. Mr. Rankin has been Vice President of Containers and Plastics since January 1989 and was Treasurer of Plastics from January 1994 to December 1994. Prior to joining the Company, Mr. Rankin was Senior Vice President and Chief Financial Officer of Armtek Corporation. Mr. Rankin was Vice President and Chief Financial Officer of Continental Can Company from November 1984 to August 1986. From September 1989 to August 1993, Mr. Rankin was Vice President, Chief Financial Officer and Treasurer of Sweetheart Holdings Inc. and Vice President of Sweetheart Cup Company, Inc.

         Mr. Rodriguez has been Vice President of Holdings and Silgan since March 1994 and Controller and Assistant Treasurer of Holdings and Silgan since March 1990. Prior to March 1990, Mr. Rodriguez was Assistant Controller and Assistant Treasurer of Holdings and Silgan from April 1989 and October 1987, respectively. Mr. Rodriguez has been Vice President of Containers and Plastics since March 1994. From September 1989 to August 1993, Mr. Rodriguez was Controller, Assistant Secretary and Assistant Treasurer of Sweetheart Holdings Inc. and Assistant Secretary and Assistant Treasurer of Sweetheart Cup Company, Inc. From 1978 to 1987, Mr. Rodriguez was employed by Ernst & Young LLP, last serving as Senior Manager specializing in taxation.

         Mr. Paulson has been Vice President of Holdings and Silgan since January 1996. Mr. Paulson was employed by Containers to manage the transition of AN Can from August 1995 to December 1995. From January 1989 to July 1995, Mr. Paulson was employed by ANC, last serving as Senior Vice President and General Manager, Food Metal and Specialty, North America. Prior to his employment with ANC, Mr. Paulson was President of the beverage packaging operations of Continental Can Company.

         Mr. Beam has been President of Containers since July 1990. From September 1987 to July 1990, Mr. Beam was Vice President--Marketing & Sales of Containers. Mr. Beam was Vice President and General Manager of Continental Can Company, Western Food Can Division, from March 1986 to September 1987.

         Mr. Wojdon has been Vice President--Operations and Assistant Secretary of Containers since September 1987. From August 1982 to August 1987, Mr. Wojdon was General Manager of Manufacturing of the Can Division of the Carnation Company.

         Mr. Hughes has been Vice President--Sales & Marketing of Containers since July 1990. From February 1988 to July 1990, Mr. Hughes was Vice President, Sales and Marketing of the Beverage Division of Continental Can Company. Prior to February 1988, Mr. Hughes was employed by Continental Can Company in various regional sales positions.

         Mr. Nerstad has been a Vice President of Containers since December 1993. From August 1989 to December 1993, Mr. Nerstad was Vice
President--Distribution and Container Manufacturing of Del Monte and was Director of Container Manufacturing of Del Monte from November 1983 to July 1989. Prior to 1983, Mr. Nerstad was employed by Del Monte in various regional and plant positions.

         Mr. Heaney has been Vice President--Finance of Containers since October 1995. From September 1990 to October 1995, Mr. Heaney was Controller, Food Metal and Specialty Division of ANC. From August 1977 to August 1990, Mr. Heaney was employed by ANC and American Can Company in various divisional, regional and plant finance/accounting positions.

         Mr. Gervais has been President of Plastics since December 1992. From September 1989 to December 1992, Mr. Gervais was Vice President--Sales & Marketing of Plastics. From March 1984 to September 1989, Mr. Gervais was President and Chief Executive Officer of Aim Packaging, Inc.

         Mr. Cole has been Vice President and Assistant Secretary of Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto.

         Mr. Minarik has been Vice President--Operations and Commercial Development of Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

         Mr. Koblin has been Vice President--Sales & Marketing of Plastics since 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of
Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

         Ms. Jones has been Vice President--Finance and Chief Financial Officer of Plastics since December 1994 and Assistant Secretary of Plastics since November 1993. From October 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to October 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.

Board of Directors

         Holdings presently has a Board of Directors consisting of four members. Holdings intends to elect an additional two persons to serve as independent directors of Holdings. The Board of Directors is divided into three classes (designated Class I, Class II and Class III). Class I consists of Mr. Silver and Mr. Abramson, Class II consists of Mr. Horrigan and Mr. Niehaus, and the two Class III directorships are vacant and will remain so until the Board of Directors elects two independent persons to serve as Class III directors. The Class I, Class II and Class III directors will serve until the annual stockholder meetings of Holdings to be held in 1998, 1999 and 2000, respectively, and until their successors are duly elected and qualified. At each annual stockholders' meeting, directors nominated to the class of directors whose term is expiring at that annual meeting will be elected for a term of three years, and the remaining directors will continue in office until their respective terms expire and until their successors are duly elected and qualified. Accordingly, at each annual meeting two of the Company's six directors will be elected, and each director will be required to stand for election once every three years. The four directors that are not independent will be elected pursuant to the Stockholders Agreement, dated February 14, 1997, by and among R. Philip Silver, D. Greg Horrigan and MSLEF II (the "Principals Stockholders Agreement"). Under the Principals Stockholders Agreement, MSLEF II agreed that, so long as Messrs. Silver and Horrigan hold in the aggregate at least one-half of the number of shares of Common Stock held by them on the date of this Annual Report on Form 10-K, Messrs. Silver and Horrigan will nominate the two independent directors, who must then be elected in accordance with Holdings' Restated Certificate of Incorporation. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management-- Description of Stockholders Agreements".

         The Board of Directors has an Audit Committee, which is presently composed of Messrs. Silver and Niehaus. The Board of Directors will reconstitute its Audit Committee to consist of two Directors who are neither officers nor employees of Holdings. The Audit Committee has the responsibility of reviewing and supervising the financial controls of Holdings. The Audit Committee's responsibilities include (i) making recommendations to the Board of Directors with respect to its financial statements and the appointment of independent auditors, (ii) reviewing significant audit and accounting policies and practices of Holdings, (iii) meeting with the Company's independent public accountants concerning, among other things, the scope of audits and reports and (iv) reviewing the performance of overall accounting and financial controls of Holdings.

         The Board of Directors expects to establish a Compensation Committee and an Executive Committee. The Compensation Committee will consist of at least two Directors who are "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Compensation Committee will have the responsibility of reviewing the performance of the executive officers of Holdings and recommending to the Board of Directors annual salary and bonus amounts for all officers of the Company.

Compensation of Directors

         It is anticipated that directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $20,000 for their service on the Board of Directors, and a fee of $2,000 for each meeting of the Board of Directors or any committee thereof that they attend, plus reasonable out-of-pocket expenses.


Item 11.  Executive Compensation.

         The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995 and 1994 of those persons who at December 31, 1996 were (i) the Chief Executive Officer of Holdings and
(ii) the other four most highly compensated executive officers of Holdings and its subsidiaries. Prior to the Offering, no director of Holdings or its subsidiaries received any compensation for serving as a director of Holdings or its subsidiaries. See "Certain Relationships and Related Transactions--Management Agreements".

                                            Summary Compensation Table

                                                                                  Long-Term
                                               Annual Compensation               Compensation
                                      ------------------------------------     ----------------
                                                                                    Awards
                                                                               ----------------
                                                                                  Securities
                                                                               Underlying Stock          All Other
Name and Principal Position           Year     Salary(a)(b)    Bonus(a)(c)      Options/SARs(d)       Compensation(e)
---------------------------           ----     ------------    -----------     ----------------       ---------------

R. Philip Silver...................   1996     $1,875,000           --                --                     --
 (Chairman of the Board and           1995      1,830,000           --                --                     --
 Co-Chief Executive Officer           1994      1,684,135           --                --                     --
 of Holdings and Silgan and
 Chairman of the Board of
 Plastics)

D. Greg Horrigan...................   1996      1,875,000           --                --                     --
 (President and Co-Chief              1995      1,830,000           --                --                     --
 Executive Officer of Holdings        1994      1,684,135           --                --                     --
 and Silgan and Chairman of the
 Board of Containers)

Harley Rankin, Jr. ................   1996        425,007           --                --                     --
 (Executive Vice President, Chief     1995        408,978           --                --                     --
 Financial Officer and Treasurer      1994        384,930           --             102,798                   --
 of Holdings and Silgan)

James D. Beam......................   1996        372,600       $112,339              --                  $73,805
 (President of Containers)            1995        361,200           --                --                   66,394
                                      1994        350,000        169,092              --                   94,175

Russell F. Gervais.................   1996        234,000        111,400              --                    7,020
 (President of Plastics)              1995        226,000         59,000              --                    5,085
                                      1994        216,804         83,300           134,462                   --

-------------------
(a) The compensation of Messrs. Horrigan, Silver, Rankin and Rodriguez reflects amounts as earned and was paid by S&H, Inc. ("S&H"). Such persons received no direct compensation from Holdings, Silgan or their respective subsidiaries. See "Certain Relationships and Related Transactions--Management Agreements".
(b) The salaries of Messrs. Beam and Gervais were paid by Containers and Plastics, respectively.
(c) Bonuses of Messrs. Beam and Gervais were earned by them in such year and paid in the following year, pursuant to the Silgan Containers Corporation Performance Incentive Plan and the Silgan Plastics Corporation Incentive Plan, respectively. Under such plans, executive officers and other key employees of Containers and Plastics may be awarded cash bonuses provided that such company achieves certain assigned financial targets.
(d) Reflects options to purchase shares of Holdings Common Stock under the Stock Option Plan, and gives effect to the 17.133145 to 1 stock split of the outstanding Holdings Common Stock effected in connection with the Offering (the "Stock Split"). Such options are exercisable ratably over a five-year period which began on January 1, 1995. Mr. Gervais' options were calculated to give effect to the conversion at the time of the Offering of his options under Plastics' stock option plan to options under the Stock Option Plan.
(e) In the case of Mr. Beam, includes amounts contributed under the Silgan Containers Corporation Supplemental Executive Retirement Plan (the
     "Supplemental Plan") and used to pay premiums for split-dollar life insurance for Mr. Beam maintained in conjunction with the Supplemental Plan and includes amounts contributed by Containers under the Silgan Containers Corporation Deferred Incentive Savings Plan. In the case of Mr. Gervais, includes amounts allocated to Mr. Gervais under the Silgan Plastics Corporation Contributory Retirement Plan.


                                        OPTION VALUES AT DECEMBER 31, 1996

                                                     Number of Securities                  Value of Unexercised
                                                          Underlying                           in-the-Money
                                                    Unexercised Options at                      Options at
                                                       December 31, 1996                   December 31, 1996(a)
                                              -----------------------------------  -------------------------------------
                    Name                         Exercisable      Unexercisable       Exercisable       Unexercisable
   -------------------------------------         -----------      -------------       -----------       -------------

R. Philip Silver............................           --               --                 --                 --
D. Greg Horrigan............................           --               --                 --                 --
Harley Rankin, Jr.(b).......................        233,012           41,118          $ 4,091,680         $  676,661
James D. Beam(b)(c).........................        584,609             --             10,597,041             --
Russell F. Gervais(b)(c)....................         80,678           53,784            1,568,200          1,045,441

-------------------
(a) For the purposes of this table, the fair market value per share of Common Stock at December 31, 1996 was estimated to be the initial public offering price of $20.00 per share.
(b)  Options are for shares of Common Stock and give effect to the Stock Split.
(c) Each of Messrs. Beam's and Gervais' options were calculated to give effect to the conversion at the time of the Offering of such person's options under Containers' and Plastics' stock option plans, respectively, to options under the Stock Option Plan.

Stock Option Plan

         The Board of Directors and stockholders of Holdings approved the establishment of the Stock Option Plan. Under the Stock Option Plan, as an additional means of attracting and retaining officers and key personnel, Holdings may grant options to purchase shares of Common Stock to participants. Options granted may be either non-qualified stock options or "incentive stock options".

         The Board of Directors of Holdings, through a committee (the "Stock Option Committee"), administers the Stock Option Plan and has the power to, among other things, choose participants and fix the type of grant and all the terms and conditions thereof, including number of shares covered by a grant and the exercise price. Only officers (including executive officers) and other key employees of the Company are eligible to participate in the Stock Option Plan. The stock issuable under the Stock Option Plan includes shares of Holdings' authorized and unissued or reacquired Common Stock. The number of shares for which options may be granted under the Stock Option Plan may not exceed 3,533,417 shares.

         Options are exercisable over such period as determined by the Stock Option Committee, and generally, except as otherwise determined by the Stock Option Committee, no option may remain exercisable more than ten years from the grant date, subject to earlier termination as provided in the Stock Option Plan. Options become exercisable no earlier than one year from the date of grant and in such installments as specified in the option agreement therefor.

         All options granted under the Stock Option Plan must be evidenced by an option agreement between Holdings and the option recipient embodying all the terms and conditions of the option grant, provided that (i) incentive stock options granted must comply with Section 422 of the Code, (ii) no option shall be transferable or assignable other than by will or the laws of descent and distribution and, during the lifetime of the recipient, such option shall be exercisable only by the recipient, (iii) all options must expire upon or remain exercisable for a limited time after termination of employment, all as specified in the Stock Option Plan, and (iv) upon exercise of options, full payment for the shares covered thereby shall be made in cash or shares of Common Stock already owned or a combination of cash and shares of Common Stock.

         Concurrent with the Offering, all outstanding stock options issued under the stock option plans of Containers and Plastics were converted to stock options under the Stock Option Plan in accordance with the terms of such plans, and Containers' and Plastics' stock option plans terminated. As a result, the only stock options outstanding since the completion of the Offering are stock options under the Stock Option Plan.

         As of the date of this Annual Report on Form 10-K, options to purchase 1,890,103 shares of Common Stock were outstanding under the Stock Option Plan at exercise prices ranging from $0.56 to $22.13 per share. With respect to certain outstanding options, Holdings has an obligation to pay to the optionees an amount per option as specified in the applicable option agreement (determined in connection with the merger in which Holdings acquired Silgan with respect to the issuance of options under the Stock Option Plan in exchange for options under a predecessor plan) upon exercise of such options. An aggregate amount of $943,589 would be payable by Holdings to such optionees upon the exercise of such outstanding options.

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

                                           Containers Pension Plan Table

                                                    Years of Service
     Final Average     ------------------------------------------------------------------------------
        Earnings          10            15            20            25            30            35
     -------------     --------      --------      --------      --------      --------      --------
       $ 50,000        $7,130        $10,640       $14,260       $17,830       $21,390       $24,960
         75,000        11,510         17,260        23,010        28,760        34,520        40,270
        100,000        15,880         23,820        31,760        39,700        47,640        55,580
        125,000        20,260         30,380        40,510        50,640        60,770        70,890
        150,000        24,630         36,950        49,260        61,580        73,890        86,210
        175,000        29,010         43,510        58,010        72,510        87,020       101,520
        200,000        33,380         50,070        66,760        83,450       100,140       116,830
        225,000        37,760         56,630        75,510        94,390       113,270       132,140


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

         Benefits under the Containers Pension Plan accrued prior to July 1, 1994 may be offset by a social security amount (the plan provides benefits based on the greater of three formulas; prior to July 1, 1994, one of such formulas provided for a social security offset). Each of the benefit estimates in the above table is based on the formula that produces the greatest benefit for individuals with the stated earnings and years of service.

         As of December 31, 1996, James D. Beam, the only eligible executive officer named in the Summary Compensation Table, had nine years of credited service under the Containers Pension Plan. Mr. Beam also participates in the Supplemental Plan, which is designed to make up for benefits not payable under the Containers Pension Plan due to Code limitations. Mr. Beam's benefits under the Supplemental Plan are funded through a split-dollar life insurance policy; income attributable to this life insurance policy is included in the "All Other Compensation" column of the Summary Compensation Table.

         The following table illustrates the estimated annual normal retirement benefits that are payable under the Plastics Pension Plan. Such benefit levels assume retirement age at 65, the years of service shown, continued existence of the Plastics Pension Plan without substantial change and payment in the form of a single life annuity.

                                            Plastics Pension Plan Table

                                                    Years of Service
     Final Average     ------------------------------------------------------------------------------
        Earnings          10            15            20            25            30            35
     -------------     --------      --------      --------      --------      --------      --------
       $ 50,000        $7,000        $10,550       $14,000       $17,500       $21,000       $24,500
         75,000        10,500         15,750        21,000        26,250        31,500        36,750
        100,000        14,000         21,000        28,000        35,000        42,000        49,000
        125,000        17,500         26,250        35,000        43,750        52,500        61,250
        150,000        21,000         31,500        42,000        52,500        63,000        73,950
        175,000        24,500         36,750        49,000        61,250        73,950        87,075
        200,000        28,000         42,000        56,000        70,200        85,200       100,200
        225,000        31,500         47,250        63,000        79,575        96,450       113,325


         Benefits under the Plastics Pension Plan are based on the participant's average total cash compensation (the "Salary" and "Bonus" columns in the Summary Compensation Table) over the final 36 months of employment or over the highest three of the final five calendar years of employment, whichever produces the greater average compensation. In computing this average, compensation for any year cannot exceed 125% of base pay. Compensation used in determining benefits is also limited by Section 401(a)(17) of the Code, which imposes the limits indicated above.

         Benefits under the Plastics Pension Plan may be offset by a social security amount (the plan provides benefits based on the greater of three formulas, only one of which provides for a social security offset). Each of the benefit estimates in the above table is based on the formula that produces the greatest benefit for individuals with the stated earnings and years of service.

         As of December 31, 1996, Russell F. Gervais, the only eligible executive officer named in the Summary Compensation Table, had seven years of credited service under the Plastics Pension Plan.

Certain Employment Agreements

         Certain executive officers and other key employees of Containers and Plastics (including Messrs. Beam and Gervais) have executed employment agreements. The initial term of each such employment agreement is generally three years from its effective date and is automatically extended for successive one year periods unless terminated pursuant to the terms of such agreement.
Generally, these employment agreements provide for, among other things, a minimum severance benefit equal to the employee's base salary and benefits for, in most cases, a period of one year following termination (or the remainder of the term of the agreement, if longer) (i) if the employee is terminated by his employer for any reason other than disability or for cause as specified in the agreement or (ii) if the employee voluntarily terminates employment due to a demotion and, in some cases, significant relocation, all as specified in the agreement.

         The foregoing summaries of the various benefit plans and agreements of the Company are qualified by reference to such plans and agreements, copies of certain of which have been filed as exhibits to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

         Holdings did not have a Compensation Committee during 1996. The compensation of Messrs. Silver, Horrigan, Rankin and Rodriguez was paid by S&H, which was paid by the Company for providing certain management services to the Company pursuant to the Management Agreements (as defined in "Certain Relationships and Related Transactions--Management Agreements"). See "Certain Relationships and Related Transactions--Management Agreements". The compensation of all other executive officers of the Company was determined by the senior management of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Certain Beneficial Owners of Holdings' Capital Stock

         The following table sets forth, as of February 28, 1997, certain information with respect to the beneficial ownership by certain persons of outstanding shares of capital stock of Holdings. Except as otherwise described below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned.

                                                          Number of Shares of          Percentage Ownership of
                                                           Common Stock Owned              Common Stock(<F1>
                                                          -------------------          -----------------------

R. Philip Silver <F2>................................           3,576,545                      18.96%
D. Greg Horrigan <F2>................................           3,576,545                      18.96%
Robert H. Niehaus <F3>...............................               --                           --
Leigh J. Abramson <F3>...............................               --                           --
Harley Rankin, Jr. <F4>..............................             233,012                       1.22%
James D. Beam <F5>...................................             584,809                       3.01%
Russell F. Gervais <F6>..............................              80,728                         *
The Morgan Stanley Leveraged Equity Fund
  II, L.P. <F7>......................................           5,835,842                      30.94%
All officers and directors as a group................           8,735,191                      42.73%

-------------------

<F1> An asterisk denotes beneficial ownership of 1% or less of the Common Stock.
<F2> Director of Holdings,  Silgan, Containers and Plastics.  Messrs. Silver and
     Horrigan are parties to a voting agreement pursuant to which they have agreed to use their best efforts to vote their shares as a block. In addition, Messrs. Silver and Horrigan share voting and investment power with respect to one (1) share of Common Stock, which share of Common Stock is owned by S&H. The address for such person is 4 Landmark Square, Stamford, CT 06901.
<F3> Director of Holdings, Silgan, Containers and Plastics. The address for such person is c/o Morgan Stanley & Co. Incorporated, 1221 Avenue of the Americas, New York, NY 10020.
<F4> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 4 Landmark Square, Stamford, CT 06901.
<F5> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 21800 Oxnard Street, Woodland Hills, CA 91367.
<F6> Reflects  shares that may be acquired  through the exercise of vested stock options granted pursuant to the Stock Option Plan. See "Executive Compensation--Stock Option Plan". The address for such person is 14515 N. Outer Forty, Chesterfield, MO 63017.
<F7> The address for The Morgan Stanley  Leveraged Equity Fund II, L.P., is 1221
     Avenue of the Americas, New York, NY 10020.

         See "--Description of Holdings Capital Stock" and "--Description of Stockholders Agreements" for additional information about the capital stock of Holdings, the holders thereof and certain arrangements among them.

Description of Holdings Capital Stock

  General

         Holdings is incorporated under the laws of the State of Delaware. Under its Certificate of Incorporation, Holdings has authority to issue 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. As of February 28, 1997, 18,862,834 shares of Common Stock were issued and outstanding, 12,988,931 of which are beneficially owned by Messrs. Silver and Horrigan and MSLEF. There are 53,258 shares of Exchangeable Preferred Stock issued and outstanding. All outstanding shares of capital stock are fully paid and nonassessable.

  Common Stock

         Each outstanding share of Common Stock entitles the holder thereof to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors; consequently, the holders of a majority of the outstanding shares of Common Stock can elect all of the directors then standing for election. See "--Description of Stockholders Agreements". Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. See "Market for Registrant's Common Equity and Related Stockholder Matters". In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the assets of the Company remaining after provision for payment of liabilities to creditors and obligations to holders of preferred stock. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights and are not liable for further calls or assessments. In addition, any action taken by the holders of Common Stock must be taken at a meeting and may not be taken by consent in writing, and a special meeting of the stockholders may only be called by the Chairman of the Board or the President of the Company or by a majority of the Board of Directors of the Company, and may not be called by the holders of Common Stock.

  Preferred Stock

         General. The Company's Board of Directors, without stockholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and privileges thereof, including any dividend rights, conversion rights, voting rights, redemption rights and terms of any sinking fund provisions, liquidation preferences, the number of shares constituting a series and the designation of such series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of
Common Stock. Currently, 53,258 shares of Exchangeable Preferred Stock are issued and outstanding. However, prior to July 22, 1997, Holdings intends to exchange its outstanding Exchangeable Preferred Stock for the Exchange Debentures. The Company has no present plans to issue any additional shares of preferred stock other than shares that may be issued to pay dividend obligations on the Exchangeable Preferred Stock.

         Terms of Outstanding Preferred Stock. The following is a summary of the terms of the Exchangeable Preferred Stock.

         The Exchangeable Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to all outstanding capital stock of Holdings. Holdings is required to redeem the Exchangeable Preferred Stock at its liquidation preference of $1,000 per share, plus accrued and unpaid dividends, on July 15, 2006.

         Dividends on the Exchangeable Preferred Stock are cumulative from the date of issuance at 13- 1/4% per annum on the liquidation preference thereof, and are payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of Holdings, in additional shares of Exchangeable Preferred Stock, on January 15, April 15, July 15 and October 15, commencing October 15, 1996. The Exchangeable Preferred Stock is generally exchangeable into Exchange Debentures at any time at the option of Holdings, in whole but not in part. If by July 22, 1997 the Exchangeable Preferred Stock has not been exchanged for the Exchange Debentures, the dividend rate on the Exchangeable Preferred Stock will increase by 0.5% per annum to 13-3/4% per annum of the liquidation preference thereof until such exchange occurs. The Company currently plans to exchange the Exchangeable Preferred Stock for the Exchange Debentures prior to July 22, 1997.

         On or after July 15, 2000, the Exchangeable Preferred Stock is redeemable, at the option of Holdings, in whole or in part, at the rate of 109.938% (declining ratably to 100% by July 15, 2003) of the liquidation preference thereof, plus accrued and unpaid dividends to the redemption date. In addition, at any time, or from time to time, on or prior to July 15, 2000, Holdings may, at its option, redeem all (but not less than all) of the outstanding shares of Exchangeable Preferred Stock at a redemption price equal to 110% of the liquidation preference thereof, plus accrued and unpaid dividends to the redemption date, with the proceeds of one or more sales of common stock of Holdings. Upon a Change of Control (as defined in the Certificate of Designation relating to the Exchangeable Preferred Stock (the "Certificate of Designation")), Holdings is required to make an offer to purchase all shares of Exchangeable Preferred Stock at a purchase price equal to 101% of their liquidation preference, plus accrued and unpaid dividends to the date of purchase.

         Holders of the Exchangeable Preferred Stock have no voting rights except as provided by law and as provided in Holdings' Restated Certificate of Incorporation or in the Certificate of Designation. In the event that dividends are not paid for four consecutive quarters or upon certain other events as described in the Certificate of Designation (including failure to comply with covenants under the Certificate of Designation and failure to pay the mandatory redemption price on the Exchangeable Preferred Stock when due), then the number of directors constituting Holdings' Board of Directors will be adjusted to permit the holders of the majority of the then outstanding Exchangeable Preferred Stock, voting separately as a class, to elect the number of directors that is equal to the greater of (i) one and (ii) the whole number obtained (rounding down to the nearest whole number) by (a) multiplying 1/6 by the number of directors then in office and (b) adding one.

         The Certificate of Designation contains certain covenants which, among other things, restricts the ability of Holdings and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make distributions in respect of their capital stock; purchase, redeem or otherwise acquire for value shares of capital stock; make investments in any affiliate or unrestricted subsidiary; enter into transactions with shareholders or affiliates; create restrictions on the ability of Holdings' subsidiaries to make certain payments; issue or sell stock of Holdings' subsidiaries; engage in sales of assets; and engage in mergers or consolidations.

Description of Stockholders Agreements

         Holdings, MSLEF II, BTNY and Messrs. Silver and Horrigan are parties to the Stockholders Agreement dated as of December 21, 1993 (as amended, the "Stockholders Agreement") which provides for certain rights and obligations among such stockholders and between such stockholders and Holdings. The following is a summary of the material provisions of the Stockholders Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

         The Stockholders Agreement provides that for a period of eight years after the Offering, MSLEF II shall have the right to demand two separate registrations of its shares of Common Stock; provided, however, that such demand right will terminate at such time as MSLEF II, together with its affiliates, owns less than five percent of the issued and outstanding shares of Common Stock. If, at any time or from time to time for a period of eight years after the Offering, Holdings shall determine to register additional shares of Common Stock (other than in connection with certain non-underwritten offerings), Holdings will offer each of MSLEF II, BTNY and Messrs. Silver and Horrigan the opportunity to register shares of Common Stock it holds in a "piggyback registration".

         The Stockholders Agreement prohibits the transfer prior to June 30, 1999 by MSLEF II or by Messrs. Silver or Horrigan of Common Stock without the prior written consent of the others, except for (i) transfers made in connection with a public offering or a Rule 144 Open Market Transaction (as defined in the Stockholders Agreement), (ii) transfers made to an affiliate, which, in the case of a transfer by MSLEF II to an affiliate, must be an Investment Entity (defined generally to be any person who is primarily engaged in the business of investing in securities of other companies and not taking an active role in the management or operations of such companies), (iii) certain transfers by MSLEF II to an Investment Entity or, in the event of certain defaults under the Management Agreement between S&H and Holdings, to a third party, in each case that comply with certain rights of first refusal granted to the Group (the "Group" is defined generally to mean, collectively, Messrs. Silver and Horrigan and their respective affiliates and certain related family transferees and estates, with Mr. Silver and his affiliates and certain related family transferees and estates being deemed to be collectively one member of the Group, and Mr. Horrigan and his affiliates and certain related family transferees and estates being deemed to be collectively another member of the Group) set forth in the Stockholders Agreement, (iv) certain transfers by either member of the Group to a third party that comply with certain rights of first refusal granted to the other member of the Group and MSLEF II set forth in the Stockholders Agreement, and (v) in the case of MSLEF II, a distribution of all or substantially all of the shares of Common Stock then owned by MSLEF II to the partners of MSLEF II (a "MSLEF Distribution"). Notwithstanding the foregoing, each of Messrs. Silver and Horrigan and MSLEF II may pledge his or its shares of Common Stock to a lender or lenders reasonably acceptable to Holdings to secure a loan or loans to him or it. In the event of any proposed foreclosure of such pledge, such shares will be subject to certain rights of first refusal set forth in the Stockholders Agreement.

         Concurrent with the Offering, MSLEF II and Messrs. Silver and Horrigan entered into the Principals Stockholders Agreement. The Principals Stockholders Agreement provides that (i) for so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Common Stock held by MSLEF II immediately prior to the Offering, each of Messrs. Silver and Horrigan will use his best efforts
(including to vote any shares of Common Stock owned or controlled by him) to cause the nomination and election of two members of the Board of Directors of Holdings to be chosen by MSLEF II; provided, however, that each such nominee shall be either (a) an employee of Morgan Stanley whose primary responsibility is managing investments for MSLEF II (or a successor or related partnership) or
(b) a person reasonably acceptable to the Group not engaged in (as a director, officer, employee, agent or consultant or as a holder of more than five percent of the equity securities of) a business competitive with that of Holdings, and
(ii) from and after the time that MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Common Stock from MSLEF II in a MSLEF Distribution) hold less than one-half of the number of shares of Common Stock held by MSLEF II immediately prior to the Offering and until such time that MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Common Stock from MSLEF II in a MSLEF Distribution) hold less than five percent (5%) of the outstanding Common Stock beneficially owned, each of Messrs. Silver and Horrigan will use his best efforts (including to vote any shares of Common Stock owned or controlled by him) to cause the nomination and election of one member of the Board of Directors of Holdings to be chosen by MSLEF II; provided, however, that such nominee shall be (i) either an employee of Morgan Stanley whose primary responsibility is managing investments for MSLEF II (or a successor or related partnership) or (ii) a person reasonably acceptable to the Group not engaged in (as a director, officer, employee, agent or consultant or as a holder of more than five percent of the equity securities of) a business competitive with that of Holdings.

         In addition, the Principals Stockholders Agreement provides that (i) for so long as the Group holds at least one-half of the number of shares of Common Stock held by it in the aggregate on the date of this Annual Report on Form 10-K, MSLEF II will use its best efforts (including to vote any shares of Common Stock owned or controlled by it) to cause the nomination and election of two individuals nominated by the holders of a majority of the shares of Common Stock held by the Group as members of the Board of Directors of Holdings; provided, however, that at least one of such nominees shall be Mr. Silver or Mr. Horrigan and the other person, if not Mr. Silver or Mr. Horrigan, will be a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who may acquire shares of Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Common Stock held by MSLEF II immediately prior to the Offering, (ii) from and after the time that the Group holds less than one-half of the number of shares of Common Stock held by it in the aggregate on the date hereof and until such time that the Group holds less than five percent (5%) of the outstanding Common Stock beneficially owned, MSLEF II will use its best efforts (including to vote any shares of Common Stock owned or controlled by it) to cause the nomination and election of one individual nominated by the holders of a majority of the shares of Common Stock held by the Group as a member of the Board of Directors of Holdings; provided, however, that such nominee shall be Silver or Horrigan or, if not Silver or Horrigan, a person reasonably acceptable to MSLEF II, so long as MSLEF II and its affiliates (excluding the non-affiliated limited partners of MSLEF II who acquire shares of Common Stock from MSLEF II in a MSLEF Distribution) hold at least one-half of the number of shares of Common Stock held by MSLEF II immediately prior to the Offering, and (iii) so long as the Group holds at least one-half of the number of shares of Common Stock held by it in the aggregate on the date of this Annual Report on form 10-K, the Group will have the right to nominate for election all directors of Holdings other than the directors referred to above in this paragraph and in the preceding paragraph, and upon such nomination by the Group such nominees will stand for election to Holdings' Board of Directors in accordance with Holdings' Restated Certificate of Incorporation, and MSLEF II will vote all shares of Common Stock owned or controlled by it and its affiliates against any director standing for election for Holdings' Board of Directors that has not been nominated by the Group, other than the directors referred to above in this paragraph and in the preceding paragraph.

         The Principals Stockholders Agreement further provides that MSLEF II will vote all shares of Common Stock held by it against any unsolicited merger, or sale of Holdings' business or assets, if such transaction is opposed by the holders of a majority of the shares of Common Stock held by the Group, unless as of the applicable record date for such vote, the Group holds less than ninety percent of the number of shares of Common Stock held by it in the aggregate at the date of this Annual Report on Form 10-K.

         The foregoing provisions of the Principals Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of the Company and preventing the stockholders from receiving a premium for their shares of Common Stock in any proposed acquisition of the Company.


Item 13.  Certain Relationships and Related Transactions.

Management Agreements

         Holdings, Silgan, Containers and Plastics each entered into an amended and restated management services agreement dated as of December 21, 1993 (collectively, the "Management Agreements") with S&H to replace in its entirety its then existing management services agreement, as amended, with S&H. Pursuant to the Management Agreements, S&H provided Holdings, Silgan, Containers and Plastics and their respective subsidiaries with general management and administrative services (the "Services"). The Management Agreements provided for payments to S&H (i) on a monthly basis, of $5,000 plus an amount equal to 2.475% of consolidated earnings before depreciation, interest and taxes of Holdings and its subsidiaries ("Holdings EBDIT"), for such calendar month until Holdings EBDIT for the calendar year shall have reached an amount set forth in the Management Agreements for such calendar year (the "Scheduled Amount") and 1.65% of Holdings EBDIT for such calendar month to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than an amount (the "Maximum Amount") set forth in the Management Agreements and (ii) on a quarterly basis, of an amount equal to 2.475% of Holdings EBDIT for such calendar quarter until

Holdings EBDIT for the calendar year shall have reached the Scheduled Amount and 1.65% of Holdings EBDIT for such calendar quarter to the extent that Holdings EBDIT for the calendar year shall have exceeded the Scheduled Amount but shall not have been greater than the Maximum Amount (the "Quarterly Management Fee"). The Scheduled Amount was $83.5 million for the calendar year 1996, and the Maximum Amount was $98.101 million for the calendar year 1996. The Management Agreements provided that upon receipt by Silgan of a notice from Bankers Trust that certain events of default under the Credit Agreement have occurred, the Quarterly Management Fee shall continue to accrue, but shall not be paid to S&H until the fulfillment of certain conditions, as set forth in the Management Agreements.

         Additionally, the Management Agreements provided that Holdings, Silgan, Containers, Plastics and their respective subsidiaries shall reimburse S&H, on a monthly basis, for all out-of-pocket expenses paid by S&H in providing the Services, including fees and expenses to consultants, subcontractors and other third parties, in connection with such Services. All fees and expenses paid to S&H under each of the Management Agreements were credited against amounts paid to S&H under the other Management Agreements. Under the terms of the Management Agreements, Holdings, Silgan, Containers and Plastics had agreed, subject to certain exceptions, to indemnify S&H and its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any losses, damages, costs and expenses they may sustain arising in connection with the Management Agreements.

         The Management Agreements also provided that S&H may select a consultant, subcontractor or agent to provide the Services. S&H retained Morgan Stanley to render financial advisory services to S&H. In connection with such retention, S&H agreed to pay Morgan Stanley a fee equal to 9.1% of the fees paid to S&H under the Management Agreements.

         Concurrent with the Offering, each of Holdings, Silgan, Containers and Plastics entered into an amended and restated management services agreement (collectively, the "New Management Agreements") with S&H to replace in their entirety the Management Agreements. The New Management Agreements contain substantially the same terms as the Management Agreements, except that after the initial term of the New Management Agreements (which continues until June 30,
1999), the New Management Agreements will be automatically renewed for successive one-year terms unless either party gives written notice at least 180 days prior to the end of the then current term of its election not to renew. The independent directors of Holdings will determine on behalf of the companies whether to give such written notice not to renew. The New Management Agreements may be terminated (i) at the option of each of the respective companies upon the failure or refusal of S&H to perform its obligations under the New Management Agreements, if such failure or refusal continues unremedied for more than 60 days after written notice of its existence shall have been given; (ii) at the option of S&H upon the failure or refusal of any of the respective companies to perform its obligations under the New Management Agreements, if such failure or refusal continues unremedied for more than 60 days after written notice of its existence shall have been given; (iii) at the option of S&H or the respective companies (a) if S&H or one of the companies is declared insolvent or bankrupt or a voluntary bankruptcy petition is filed by any of them, (b) upon the occurrence of any of the following events with respect to S&H or one of the companies if not cured, dismissed or stayed within 45 days: the filing of an involuntary petition in bankruptcy, the appointment of a trustee or receiver or the institution of a proceeding seeking a reorganization, arrangement, liquidation or dissolution, (c) if S&H or one of the companies voluntarily seeks a reorganization or arrangement or makes an assignment for the benefit of creditors or (d) upon the death or permanent disability of both of Messrs. Silver and Horrigan; (iv) upon at least 180 days prior written notice at the option of each of the respective companies for any reason; (v) upon at least 180 days prior written notice at the option of S&H for any reason other than Cause or a Change of Control (each as defined in the New Management Agreements); (vi) at the option of S&H after a Change of Control; (vii) at the option of the respective companies in the event of criminal conduct or gross negligence by S&H in the performance of the Services; or (viii) at the option of S&H or the respective companies upon the termination of any of the New Management Agreements for Cause (as defined therein). The New Management Agreements prohibit S&H from competing with the Company during the term thereof and, only if S&H terminates the New Management Agreements pursuant to clause (v) above, for a period of one year after such termination. The New Management Agreements provide that, in the event that they are terminated pursuant to clause (iv) above, each of the respective companies will be required to pay to S&H the present value of the amount of the payments that would have been payable to S&H thereunder through the end of the initial term or renewed term, as the case may be, thereof. In addition, under the New Management Agreements the Scheduled Amount is $89.5 million, $95.5 million and $101.5 million for the calendar years 1997, 1998 and 1999, respectively, and the Maximum Amount is $100.504 million, $102.964 million and $105.488 million for the calendar years 1997, 1998 and 1999, respectively. For the calendar year 2000, the Scheduled Amount and the Maximum Amount is $108.653 million, and for each calendar year thereafter the Scheduled Amount and Maximum Amount increases by 3% from that of the previous year.

         The Company believes that it is difficult to determine whether the Management Agreements were, and whether the New Management Agreements are, on terms no less favorable than those available from unaffiliated parties because of the personal nature of the services provided thereunder and the expertise and skills of the individuals providing such services. The Company believes that arrangements under the Management Agreements were, and that the arrangements under the New Management Agreements are, fair to both parties.

         For the years ended December 31, 1996, 1995 and 1994, under the Management Agreements, S&H earned aggregate fees, including reimbursable expenses and fees payable to Morgan Stanley, of $5.3 million, $5.4 million and $5.0 million, respectively, from Holdings, Silgan, Containers and Plastics, and during 1996, 1995 and 1994 Morgan Stanley earned fees of $425,000, $409,000 and $383,000, respectively.

Other

         In connection with the refinancings of the Company's bank credit agreement in 1995 and 1993, the banks thereunder (including Bankers Trust) received certain fees amounting to $17.2 million and $8.1 million in 1995 and 1993, respectively. In connection with a recent amendment to the Credit Agreement in May 1996, the banks thereunder (including Bankers Trust) received certain fees amounting to $1.6 million. In connection with the Preferred Stock Sale, Morgan Stanley, which acted as the placement agent in connection therewith, received certain fees amounting to $1.8 million. Morgan Stanley acted as one of the several underwriters in connection with the Offering and received fees of approximately $1.2 million in connection therewith. See "Security Ownership of Certain Beneficial Owners and Management--Certain Beneficial Owners of Holdings' Capital Stock" for a description of the ownership by MSLEF II, an affiliate of Morgan Stanley, of certain securities of Holdings.

         Messrs. Silver and Horrigan, BTNY, MSLEF II and Holdings are parties to the Stockholders Agreement, which provides for certain rights and obligations among them and between them and Holdings. See "Security Ownership of Certain Beneficial Owners and Management--Description of Stockholders Agreements".

         In the event that the Company enters into any future transactions with any of its affiliates, the Company expects to enter into any such transactions on terms no less favorable than those available from unaffiliated parties.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:


Report of Independent Auditors............................................  F-1

Consolidated Balance Sheets at December 31, 1996 and 1995.................  F-2

Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994...................................  F-3

Consolidated Statements of Deficiency in Stockholders' Equity
       for the years ended December 31, 1996, 1995 and 1994...............  F-4

Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994...................................  F-5

Notes to Consolidated Financial Statements................................  F-7


Schedules:

I.     Condensed Financial Information of Silgan Holdings Inc.:
           Condensed Balance Sheets at December 31, 1996 and 1995......... F-34
           Condensed Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994............................ F-35
           Condensed Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994............................ F-36

II.    Schedules of Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994........................  F-37


All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit
Number                         Description
-------                        -----------

   *3.1       Restated Certificate of Incorporation of Holdings.

   *3.2       Amended and Restated By-laws of Holdings.

    4.1 Indenture, dated as of June 29, 1992, between Holdings and Fleet National Bank, as trustee, with respect to the Discount Debentures (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-47632).

    4.2 Indenture dated as of June 29, 1992, between Silgan and Fleet National Bank, as Trustee, with respect to the 11-3/4% Notes
              (incorporated by reference to Exhibit 1 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33- 46499).

    4.3 Silgan Holdings Inc. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13-1/4% Cumulative Exchangeable Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

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

    4.6 Registration Rights Agreement, dated July 22, 1996, between Holdings and Morgan Stanley (incorporated by reference to Exhibit 5 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

    4.7 Form of Holdings' 13-1/4% Cumulative Exchangeable Redeemable Preferred Stock Certificate (incorporated by reference to Amendment No. 1 to Holdings' Registration Statement on Form S-4, dated September 9, 1996, Commission File No. 333-9979).

    4.8 Indenture, dated as of July 22, 1996, between Holdings and Fleet National Bank, as Trustee, with respect to the Exchange Debentures (incorporated by reference to Exhibit 4.10 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

    4.9 Form of Holdings' Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.11 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

Exhibit
Number                         Description
-------                        -----------


   10.1 Supply Agreement between Containers and Nestle for Hanford, California effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xi) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.2 Amendment to Supply Agreement for Hanford, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.31 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.3 Supply Agreement between Containers and Nestle for Riverbank, California effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.4 Supply Agreement between Containers and Nestle for Morton, Illinois, effective August 31, 1987 (incorporated by reference to
              Exhibit 10(vii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.5 Amendment to Supply Agreement for Morton, Illinois, dated July 1, 1990 (incorporated by reference to Exhibit 10.36 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.6 Supply Agreement between Containers and Nestle for Ft. Dodge, Iowa, effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xiv) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.7 Amendment to Supply Agreement for Ft. Dodge, Iowa, dated March 1, 1990 (incorporated by reference to Exhibit 10.38 filed with Silgan's Registration statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.8 Supply Agreement between Containers and Nestle for St. Joseph, Missouri, effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xvii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

Exhibit
Number                         Description
-------                        -----------

   10.9 Amendment to Supply Agreement for St. Joseph, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.42 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.10 Supply Agreement between Containers and Nestle for Trenton, Missouri, effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xviii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.11 Amendment to Supply Agreement for Trenton, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.44 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.12 Supply Agreement between Containers and Nestle for Moses Lake, Washington, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.13 Amendment to Supply Agreement for Moses Lake, Washington, dated March 1, 1990 (incorporated by reference to Exhibit 10.51 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.14 Supply Agreement between Containers and Nestle for Jefferson, Wisconsin, effective August 31, 1987 (incorporated by reference to
              Exhibit 10(xxiii) filed with Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.15 Amendment to Supply Agreement for Jefferson, Wisconsin, dated March 1, 1990 (incorporated by reference to Exhibit 10.53 filed with Silgan's Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.16 Amendment to Supply Agreements, dated November 17, 1989 for Ft. Dodge, Iowa; Hillsboro, Oregon; Jefferson, Wisconsin; St. Joseph, Missouri; and Trenton, Missouri (incorporated by reference to Exhibit 10.49 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

   10.17 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with

Exhibit
Number                         Description
-------                        -----------

              Silgan's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

   10.18 Employment Agreement, dated as of September 1, 1989, between Silgan, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to
              Exhibit 5 filed with Silgan's  Report on Form 8-K, dated March 15,
              1989).

   10.19 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

   10.20 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  *10.21      Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option
              Plan.

  *10.22      Form of Holdings Nonstatutory Stock Option Agreement.

   10.23 Stockholders Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

  *10.24 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Holdings.

  *10.25 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Silgan.

  *10.26 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Containers.

  *10.27 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Plastics.

   10.28 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8- K, dated January 5, 1994, Commission File No. 33-28409).

   10.29 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

Exhibit
Number                         Description
-------                        -----------

   10.30 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit
              10.118 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

   10.31 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 10.119 filed with Silgan's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1- 11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

   10.32 Credit Agreement, dated as of August 1, 1995, among Silgan, Containers, Plastics, the lenders from time to time party thereto, Bankers Trust, as Administrative Agent and as a Co-Arranger, and Bank of America Illinois, as Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

   10.33 Amended and Restated Holdings Guaranty, dated as of August 1, 1995, made by Holdings (incorporated by reference to Exhibit 4 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

   10.34 Amended and Restated Borrowers Guaranty, dated as of August 1, 1995, made by Silgan, Containers, Plastics, California-Washington Can Corporation and SCCW Can Corporation (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated August 14, 1995, Commission File No. 33-28409).

   10.35 Amended and Restated Security Agreement dated as of June 18, 1992, among Plastics, Containers and Bankers Trust (incorporated by reference to Exhibit 8 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.36 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Holdings (incorporated by reference to Exhibit 7 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.37 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Silgan (incorporated by reference to Exhibit 5 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.38 Amended and Restated Pledge Agreement dated as of June 18, 1992, made by Containers and Plastics (incorporated by reference to Exhibit 6 filed with Silgan's Current Report on Form 8-K dated July 15, 1992, Commission File No. 33-46499).

   10.39 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8- K, dated August 14, 1995, Commission File No. 33-28409).

  *10.40 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan, Containers, Plastics, MSLEF II, BTNY and the underwriters listed on Schedule I thereto.

   10.41 Placement Agreement between Holdings and Morgan Stanley, dated July 17, 1996 (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

  *10.42 Amendment to Stockholders Agreement, dated as of February 14, 1997, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY and Holdings.

   11 Statement of Computation of Earnings per Share for the years ended December 31, 1996, 1995 and 1994 (incorporated by reference to
              Exhibit 11 filed with Amendment No. 4 to Holdings Registration Statement on Form S-2, dated February 4, 1997, Commission File No. 333-11989).

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 33-28409).

  *27         Financial Data Schedule.


(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1996.


--------------------
*Filed herewith

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SILGAN HOLDINGS INC.



Date:  March 21, 1997                    By  /s/ R. Philip Silver
                                              ______________________
                                              R. Philip Silver
                                              Chairman of the Board and Co-Chief
                                              Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
---------                             -----                           ----

                              Chairman of the Board and
/s/ R. Philip Silver          Co-Chief Executive Officer
____________________________  (Principal Executive Officer)      March 21, 1997
(R. Philip Silver)


/s/ D. Greg Horrigan          President, Co-Chief Executive
____________________________       Officer and Director          March 21, 1997
(D. Greg Horrigan)


/s/ Robert H. Niehaus
____________________________           Director                  March 21, 1997
(Robert H. Niehaus)


/s/ Leigh J. Abramson
____________________________           Director                  March 21, 1997
(Leigh J. Abramson)


                              Executive Vice President, Chief
/s/ Harley Rankin, Jr.        Financial Officer and Treasurer
____________________________   (Principal Financial Officer)     March 21, 1997
(Harley Rankin, Jr.)


                              Vice President, Controller and
/s/ Harold J. Rodriguez, Jr.        Assistant Treasurer
____________________________  (Principal Accounting Officer)     March 21, 1997
(Harold J. Rodriguez, Jr.)

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Silgan Holdings Inc.



     We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP
Stamford,  Connecticut
January 31, 1997 except for Note 22,
as to which date is February 13, 1997

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in thousands)

                                                             1996        1995
                                                             ----        ----
Assets
Current assets:
     Cash and cash equivalents .......................   $  1,017    $  2,102
     Accounts receivable, less allowances for
      doubtful accounts of $4,045 and $4,843 for
      1996 and 1995, respectively ....................    101,436     109,929
     Inventories .....................................    195,981     210,471
     Prepaid expenses and other current assets .......      7,403       5,801
                                                         --------    --------
         Total current assets ........................    305,837     328,303

Property, plant and equipment, net ...................    499,781     487,301
Goodwill, net ........................................     77,176      53,562
Other assets .........................................     30,752      30,880
                                                         --------    --------
                                                         $913,546    $900,046
                                                         ========    ========
Liabilities and Deficiency in Stockholders' Equity
Current liabilities:
     Trade accounts payable ..........................   $122,623    $138,195
     Accrued payroll and related costs ...............     41,799      32,805
     Accrued interest payable ........................      9,522       4,358
     Accrued expenses and other current liabilities ..     35,456      43,457
     Bank working capital loans ......................     27,800       7,100
     Current portion of long-term debt ...............     38,427      28,140
                                                         --------     -------
         Total current liabilities ...................    275,627     254,055

Long-term debt .......................................    693,783     750,873
Deferred income taxes ................................      6,836       6,836
Other long-term liabilities ..........................     74,508      68,086

Cumulative exchangeable redeemable
  preferred stock (10,000,000 shares authorized,
  51,556 shares issued and outstanding) ..............     52,998        --

Deficiency in stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized, 15,162,833
       and 19,446,120 shares issued and outstanding
       in 1996 and 1995, respectively) ...............        152         195
     Additional paid-in capital ......................     18,466      33,423
     Accumulated deficit .............................   (208,824)   (213,422)
                                                         --------    --------
         Total deficiency in stockholders' equity ....   (190,206)   (179,804)
                                                         --------    --------
                                                         $913,546    $900,046
                                                         ========    ========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                             1996          1995         1994
                                             ----          ----         ----

Net sales .............................   $1,405,742    $1,101,905    $861,374

Cost of goods sold ....................    1,223,684       970,491     748,290
                                          ----------    ----------    --------

     Gross profit .....................      182,058       131,414     113,084

Selling, general and administrative
  expenses ............................       58,768        46,848      37,997

Reduction in carrying value of assets .         --          14,745      16,729
                                          ----------    ----------    --------

     Income from operations ...........      123,290        69,821      58,358

Interest expense and other related
  financing costs .....................       89,353        80,710      65,789
                                          ----------    ----------    --------

     Income (loss) before income taxes        33,937       (10,889)     (7,431)

Income tax provision ..................        3,300         5,100       5,600
                                          ----------    ----------    --------

     Income (loss) before extraordinary
       charge .........................       30,637       (15,989)    (13,031)

Extraordinary charges relating to early
  extinguishment of debt, net of taxes        (2,222)       (5,817)       --
                                          ----------    ----------    --------

     Net income (loss) before preferred
       stock dividend requirement .....       28,415       (21,806)    (13,031)

Preferred stock dividend requirement ..       (3,006)         --          --
                                          ----------    ----------    --------

     Net income (loss) available to
       common stockholders ............   $   25,409    $  (21,806)   $(13,031)
                                          ==========    ==========    ========

Income (loss) per common share:
     Income (loss) before extraordinary
       charges ........................        $1.60        $(0.77)     $(0.63)
     Extraordinary charges ............        (0.12)        (0.29)        --
     Preferred stock dividend
       requirement ....................        (0.16)          --          --
                                               -----        ------      ------
     Net income (loss)                         $1.32        $(1.06)     $(0.63)
                                               =====        ======      ======

Weighted average number of common and
  common equivalent shares outstanding    19,178,730    20,656,877  20,656,877
                                          ==========    ==========  ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)


                                  Common Stock                         Total
                                  ------------ Additional  Accum-  deficiency in
                                           Par   paid-in   ulated  stockholders'
                                  Shares  Value  capital   deficit    equity
                                  ------  -----  -------   -------    ------

Balance at December 31, 1993    1,135,000  $ 12  $33,606  $(178,585) $(144,967)

  Adjustment for 17.133145
    for 1 stock split ......   18,311,120   183     (183)      --         --
                               ----------  ----  -------  ---------  ---------

As restated at December 31,
  1993 for stock split .....   19,446,120   195   33,423   (178,585)  (144,967)

Net loss ...................         --     --       --     (13,031)   (13,031)
                               ----------  ----  -------  ---------  ---------

Balance at December 31, 1994   19,446,120   195   33,423   (191,616)  (157,998)

Net loss ...................         --     --       --     (21,806)   (21,806)
                               ----------  ----  -------  ---------  ---------

Balance at December 31, 1995   19,446,120   195   33,423   (213,422)  (179,804)

Purchase and retirement of
  250,000 shares of Class B
  Common Stock .............   (4,283,287)  (43) (14,957)   (20,811)   (35,811)

Net income .................         --     --       --      25,409     25,409
                               ----------  ----  -------  ---------  ---------

Balance at December 31, 1996   15,162,833  $152  $18,466  $(208,824) $(190,206)
                               ==========  ====  =======  =========  =========








                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                   1996       1995       1994
                                                   ----       ----       ----
Cash flows from operating activities:
  Net income (loss) before preferred stock
    dividend requirement ....................   $ 28,415   $ (21,806)  $(13,031)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation ..........................     54,830      42,217     35,392
      Amortization ..........................      8,993       8,083      7,075
      Accretion of discount on discount
        debentures ..........................     12,077      28,672     27,477
      Reduction in carrying value of assets .       --        14,745     16,729
      Extraordinary charge relating to early
        extinguishment of debt ..............      2,222       6,301       --
      Changes in assets and liabilities, net
        of effect of acquisitions:
           Decrease (increase) in accounts
              receivable ....................     15,102      (1,011)   (21,267)
           Decrease (increase) in inventories     20,348      10,852    (16,741)
           (Decrease) increase in trade
              accounts payable ..............    (17,145)     43,108      4,478
           Net working capital provided by AN
             Can from 8/1/95 to 12/31/95 ....       --        85,213       --
           Other, net (decrease) increase ...       (357)     (6,745)     7,221
                                                --------   ---------   --------
               Total adjustments ............     96,784     231,435     60,364
                                                --------   ---------   --------
      Net cash provided by operating
        activities ..........................    125,199     209,629     47,333
                                                --------   ---------   --------

Cash flows from investing activities:
  Acquisition of businesses .................    (43,043)   (348,762)       519
  Capital expenditures ......................    (56,851)    (51,897)   (29,184)
  Proceeds from sale of assets ..............      1,557       3,541        765
                                                --------   ---------   --------
      Net cash used in investing activities .   $(98,337)  $(397,118)  $(27,900)
                                                --------   ---------   --------



                       Continued on following page.

                              SILGAN HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                 1996        1995        1994
                                                 ----        ----        ----

Cash flows from financing activities:
  Borrowings under working capital loans ..    $952,050    $669,260    $393,250
  Repayments under working capital loans ..    (931,350)   (674,760)   (382,850)
  Proceeds from issuance of long-term debt      125,000     450,000        --
  Repayments of long-term debt ............    (183,880)   (234,506)    (20,464)
  Proceeds from issuance of cumulative
    redeemable exchangeable preferred stock      50,000        --          --
  Repurchase of common stock ..............     (35,811)       --          --
  Debt financing costs ....................      (3,956)    (19,290)       --
  Payments to former shareholders of Silgan        --        (3,795)     (6,911)
                                               --------    --------    --------
      Net cash (used by) provided for
        financing activities ..............     (27,947)    186,909     (16,975)
                                               --------    --------    --------

Net (decrease) increase in cash and
  cash equivalents ........................      (1,085)       (580)      2,458

Cash and cash equivalents at
  beginning of year .......................       2,102       2,682         224
                                               --------    --------    --------

Cash and cash equivalents at
  end of year .............................    $  1,017    $  2,102    $  2,682
                                               ========    ========    ========


Supplementary data:
  Interest paid                                $ 68,390    $ 45,293    $ 30,718
  Income tax (refunds) payments, net....         (4,836)      8,967       2,588
  Preferred stock dividend in lieu of
    cash dividend.......................          2,998        --          --








                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


1.  Basis of Presentation

Silgan Holdings Inc. ("Holdings", together with its wholly-owned subsidiaries, the "Company") is a company controlled by Silgan management and The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley & Co., Incorporated ("MS & Co."). Holdings owns all of the outstanding common stock of Silgan Corporation ("Silgan").

The Company, together with Silgan and its wholly-owned operating subsidiaries Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products. The Company also manufactures custom designed plastic containers used for health and personal care products, specialty packaging items including metal caps and closures, and plastic bowls and paper containers used by processors in the food industry. Principally, all of the Company's businesses are based in the United States. Foreign subsidiaries are not significant to the consolidated results of operations or financial position of the Company.


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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments having original maturities of three months or less from the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $49.6 million at December 31, 1996 and $30.0 million at December 31, 1995 are included in trade accounts payable.

Inventories

Inventories are stated at the lower of cost or market (net realizable value) and are principally accounted for by the last-in, first-out method (LIFO).

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


2.  Summary of Significant Accounting Policies  (continued)

Property, Plant and Equipment

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

Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of assets to their carrying amount. There were no impairment losses recognized during 1996.

Other Assets

Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (5 to 10 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


2.  Summary of Significant Accounting Policies  (continued)

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes includes federal, state, and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995, effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or may continue to follow the accounting method as prescribed under APB No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue to recognize compensation expense in accordance with APB No. 25.

Derivative Financial Instruments

The Company's use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness. The Company does not utilize financial instruments for speculative purposes. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. The methods and assumptions used to estimate fair values of these and other debt instruments reflected in the financial statements are discussed in Note 10.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, as well as footnote disclosures in the financial statements. Actual results may differ from those estimates.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


2.  Summary of Significant Accounting Policies  (continued)

Per Share Information

Per share amounts have been computed based upon the weighted average number of common and common equivalent shares outstanding for all periods presented. Weighted average shares include options to purchase shares which were issued within the twelve month period prior to the initial public offering of the Company at less than the initial public offering price. All share and per share data have been adjusted to reflect a 17.133145 for 1 stock split which occurred at the time of the initial public offering. For a discussion of the initial public offering, see Note 22.


3.  Acquisitions

On October 9, 1996, the Company acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer, which had net sales of $48.8 for its fiscal year ended June 29, 1996. The purchase price was $29.9 million (including net working capital of $8.0 million) and was primarily allocated to property, plant, and equipment, and net working capital acquired based on fair market value as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $5.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

On August 1, 1995, Containers acquired from American National Can Company ("ANC") substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal & Specialty business ("AN Can"), which manufactures, markets and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The final purchase price for the assets acquired and the assumption of certain specified liabilities was $362.0 million (including $13.1 million paid in 1996). The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The purchase price allocation was adjusted in 1996 for differences between the actual and preliminary valuations for the asset appraisals and for projected employee benefit costs as well as for a revision in estimated costs of plant rationalizations, administrative workforce reductions and various other acquisition liabilities. The final purchase price allocation resulted in an adjustment to increase goodwill by $20.7 million. The aggregate excess of the purchase price over the fair value of the assets acquired and liabilities assumed for AN Can was $45.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


3.  Acquisitions  (continued)

The Finger Lakes and AN Can acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations for Finger Lakes and AN Can have been included in the consolidated financial statements of the Company from the dates of acquisition.

Set forth below are the Company's summary unaudited pro forma results of operations for the year ended December 31, 1995, giving effect to the acquisition of AN Can. The summary unaudited pro forma results of operations include the historical results of the Company and AN Can and reflect the effect of purchase accounting adjustments based on appraisals and valuations, the financing of the acquisition of AN Can by the Company, the refinancing of the Company's related debt obligations, and certain other adjustments as if these events occurred as of the beginning of 1995. Pro forma results of operations for Finger Lakes have not been presented for 1996 or included in the 1995 summary unaudited pro forma results of operations since the impact of such acquisition was not significant.

The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of AN Can with the Company's existing can manufacturing operations and benefits the Company may realize as a result of its planned rationalization of plant operations. Pro forma adjustments have not been made to interest expense for the year ended December 31, 1995 for the portion of Holdings' 13 1/4% Senior
Discount Debentures due 2002 ("Discount Debentures") redeemed in 1996 as described in Note 8 or for the subsequent events discussed in Note 22.

The pro forma information does not purport to represent what the Company's results of operations actually would have been if the operations were combined as of January 1, 1995, or to project the Company's results of operations for any future period:
                                                     1995
                                             (Dollars in thousands,
                                             except per share data)

             Net sales .....................   $ 1,404,382
             Income from operations ........        92,749(1)
             Income before income taxes.....         4,064
             Net loss ......................        (2,736)
             Net loss per common share......         (0.13)

(1) Included in pro forma income from operations for the year ended December 31, 1995 is a charge of $14.7 million to adjust the carrying value of certain underutilized machinery and equipment at Silgan facilities (existing prior to the AN Can acquisition) to net realizable value.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


4.  Inventories

The components of inventories at December 31, 1996 and 1995 consist of the following:
                                                     1996        1995
                                                     ----        ----
                                                  (Dollars in thousands)

      Raw materials ...........................   $ 40,280    $ 46,027
      Work-in-process .........................     27,861      24,869
      Finished goods ..........................    116,498     135,590
      Spare parts and other ...................      7,771       6,344
                                                  --------    --------
                                                   192,410     212,830
      Adjustment to value inventory
         at cost on the LIFO method............      3,571      (2,359)
                                                  --------    --------
                                                  $195,981    $210,471
                                                  ========    ========

The amount of inventory recorded on the first-in first-out method at December 31, 1996 and 1995 was $19.8 million and $17.6 million, respectively.


5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 1996 and 1995 consist of the following:

                                                     1996        1995
                                                     ----        ----
                                                  (Dollars in thousands)

      Land ....................................   $  6,425    $  6,355
      Buildings and improvements ..............     79,923      68,860
      Machinery and equipment .................    621,232     584,526
      Construction in progress ................     49,771      33,764
                                                  --------    --------
                                                   757,351     693,505
      Accumulated depreciation and amortization    257,570)   (206,204)
                                                  --------    --------
            Property, plant and equipment, net    $499,781    $487,301
                                                  ========    ========

For the years ended December 31, 1996, 1995, and 1994, depreciation expense was $54.8 million, $42.2 million and $35.4 million, respectively. The total amount of repairs and maintenance expense was $32.0 million in 1996, $26.9 million in 1995 and $19.9 million in 1994.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


5.  Property, Plant and Equipment  (continued)

In 1995 and 1994, based on a review of depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net fixed asset realizable values. In 1995, the Company recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $16.7 million were recorded which included $2.6 million to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and $14.1 million for technologically obsolete and inoperable machinery and equipment.


6.  Goodwill

Goodwill amortization charged to operations was $2.3 million in 1996; $1.3 million in 1995; and $1.2 million in 1994. Accumulated amortization of goodwill at December 31, 1996, 1995, and 1994 was $7.7 million; $5.0 million; and $3.7 million, respectively.


7.  Other Assets

Other assets at December 31, 1996 and 1995 consist of the following:

                                                  1996       1995
                                                  ----       ----
                                               (Dollars in thousands)

            Debt issuance costs ...........     $30,515    $30,148
            Other .........................       8,576      8,027
                                                -------    -------
                                                 39,091     38,175
            Less:  accumulated amortization      (8,339)    (7,295)
                                                -------    -------
                                                $30,752    $30,880
                                                =======    =======

During 1996, the Company wrote off $2.2 million of unamortized debt issuance costs, with no tax benefit, and capitalized $4.0 million of new debt issuance costs in connection with the refinancing of Discount Debentures. As part of the acquisition of AN Can and the related refinancing of its secured debt facilities and Discount Debentures in 1995, the Company wrote off $6.3 million of unamortized debt issuance costs and capitalized $19.3 million of new debt issuance costs. Amortization expense relating to debt issuance for the years ended December 31, 1996, 1995, and 1994 was $4.5 million, $4.9 million, and $5.3 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


8.  Short-Term Borrowings and Long-Term Debt

The Company has a revolving credit facility which it uses to finance its seasonal liquidity needs. As of December 31, 1996 and 1995, the Company had $27.8 million and $7.1 million, respectively, of loans outstanding under the revolving credit facility ("Working Capital Loans").

Long-term debt consists of the following:
                                                        1996       1995
                                                        ----       ----
                                                    (Dollars in thousands)

        Bank A Term Loans ........................   $194,554   $220,000
        Bank B Term Loans ........................    343,716    222,750
        11 3/4% Senior Subordinated Notes due
           June 15, 2002 .........................    135,000    135,000
        13 1/4% Senior Subordinated Debentures due
           December 15, 2002 .....................     58,940    201,263
                                                     --------   --------
                                                      732,210    779,013
        Less: Amounts due within one year ........     38,427     28,140
                                                     --------   --------
                                                     $693,783   $750,873
                                                     ========   ========

The aggregate annual maturities of long-term debt at December 31, 1996 are as follows (in thousands):

                           1997..................    $ 38,427
                           1998..................      53,393
                           1999..................      53,393
                           2000..................     126,112
                           2001..................     155,880
                           2002 and thereafter...     305,005
                                                     --------
                                                     $732,210
                                                     ========

Refinancings

Effective August 1, 1995, Silgan, Containers and Plastics entered into a $675.0 million credit agreement (the "Credit Agreement") with various banks to finance the acquisition by Containers of AN Can, to refinance and repay in full all amounts owing under the previous bank credit agreement and Silgan's Senior Secured Notes (the "Secured Notes"), and to repurchase up to $75.0 million of Discount Debentures.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

The Credit Agreement, as entered into during 1995, provided the Company with (i) $225.0 million of A Term Loans, (ii) $225.0 million of B Term Loans and (iii) Working Capital Loans of up to $225.0 million. The Company used proceeds from the Credit Agreement to acquire AN Can for $348.9 million (excluding $13.1 million paid in 1996), repay $117.1 million of term loans under the previous credit agreement, repay in full $50.0 million of Secured Notes, repurchase $61.7 million principal amount at maturity of Discount Debentures for $57.6 million, and incur debt issuance costs of $19.3 million. As a result of the early redemption of the Secured Notes and a portion of the Discount Debentures in 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized deferred financing costs of $6.4 million and premiums of $2.0 million paid on the redemption of the Discount Debentures.

In 1996, the Credit Agreement was amended to provide the Company with additional B Term Loans of $125.0 million. With borrowings of $17.4 million of Working Capital Loans, $12.0 million representing a portion of the proceeds from the issuance of Holdings' 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock"), and the additional B Term Loans, the Company redeemed $154.4 principal amount of Discount Debentures at par. As a result of the early redemption of a portion of the Discount Debentures in 1996, the Company incurred an extraordinary charge of $2.2 million for the write-off of unamortized deferred financing costs.

Bank Credit Agreement

The A Term Loans mature on December 31, 2000, and the B Term Loans mature on March 15, 2002. Principal repayments of $25.4 million and $5.0 million on the A Term Loans and $4.0 million and $2.3 million on the B Term Loans were made in 1996 and 1995, respectively. Principal is to be repaid on each of the A and B Term Loans in installments in accordance with the Credit Agreement until maturity.

As provided in the Credit Agreement, the Company is required to repay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 80% of the net sale proceeds from certain asset sales and up to 100% of the net equity proceeds from certain sales of equity. Effective for the year ended December 31, 1996 and each year thereafter during the term of the Credit Agreement, the Company is required to prepay the term loans (ratably allocated between the A Term Loans and the B Term Loans) in an amount equal to 50% of the Company's excess cash flow. Amounts repaid under the term loans cannot be reborrowed.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

Bank Credit Agreement  (continued)

The Credit Agreement provides Containers and Plastics, together, a revolving credit facility of up to $225.0 million for working capital needs. Borrowings available under the revolving credit facility were $190.0 million at December 31, 1996, after taking into account outstanding Working Capital Loans of $27.8 million and outstanding letters of credit of $7.2 million. The Company may utilize up to a maximum of $20.0 million in letters of credit as long as the aggregate amount of borrowings of Working Capital Loans and letters of credit do not exceed the amount of the commitment under the revolving credit facility. The aggregate amount of Working Capital Loans and letters of credit which may be outstanding at any time is also limited to the aggregate of 85% of eligible accounts receivable and 50% of eligible inventory. Working Capital Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity on December 31, 2000.

The borrowings under the Credit Agreement may be designated by the respective borrowers as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1% in excess of Adjusted Certificate of Deposit Rate, or
(ii) Bankers Trust Company's prime lending rate. Base Rate borrowings bear interest at the Base Rate plus a margin of 1.50% in the case of A Term Loans and Working Capital Loans; and a margin of 2.0% in the case of B Term Loans. Eurodollar Rate borrowings bear interest at the Eurodollar Rate plus a margin of 2.50% in the case of A Term Loans and Working Capital Loans; and a margin of 3.0% in the case of B Term Loans. In accordance with the Credit Agreement, if the Company meets certain financial tests, the interest rate margin on Base Rate and Eurodollar Rate borrowings may be reduced from the existing margin. As of December 31, 1996, the interest rate for Base Rate borrowings was 9.75% and the interest rate for Eurodollar Rate borrowings ranged between 8.0% and 8.63%. During 1996, the Company entered into interest rate swap arrangements to convert interest rate exposure from variable to fixed rates of interest on A Term Loans and B Term Loans in an aggregate amount of $200.0 million (for a discussion of the interest rate swap agreements, see Note 9).

For 1996, 1995 and 1994, respectively, the average amount of borrowings of Working Capital Loans was $104.1 million, $67.6 million and $14.4 million; the weighted average annual interest rate paid on such borrowings was 8.4%, 8.9%, and 8.4%; and the highest amount of such borrowings was $175.1 million, $188.1 million, and $46.0 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

Bank Credit Agreement  (continued)

The Credit Agreement provides for the payment of a commitment fee of 0.5% per annum on the daily average unused portion of commitments available under the working capital revolving credit facility as well as a 2.75% per annum fee on outstanding letters of credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and each of Silgan, Containers and Plastics and secured by a security interest in substantially all of the real and personal property of Silgan, Containers and Plastics. The stock of Silgan and the stock of principally all of its subsidiaries have been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit or restrict, among other things, investments, indebtedness, liens, dividends, leases, capital expenditures, and the use of proceeds from asset sales, as well as requiring the Company to meet certain specified financial covenants. The Company is currently in compliance with all covenants under the Credit Agreement.

11 3/4% Senior Subordinated Notes

The Company's 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes"), which mature on June 15, 2002, represent unsecured general obligations of Silgan, subordinate in right of payment to obligations of the Company under the Credit Agreement and effectively subordinate to all of the obligations of the subsidiaries of Silgan. Interest is payable semi-annually on June 15 and December 15.

The 11 3/4% Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15 of the following years at the indicated percentages of their principal amount, plus accrued interest:

                                               Redemption
                  Year                         Percentage
                  ----                         ----------
                  1997...............           105.8750%
                  1998...............           102.9375%
                  1999 and thereafter           100.0000%

The 11 3/4% Notes Indenture contains covenants which are comparable to or less restrictive than those under the terms of the Credit Agreement.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


8.  Short-Term Borrowings and Long-Term Debt  (continued)

13 1/4% Senior Discount Debentures

The 13 1/4% Senior Discount Debentures, which are due on December 15, 2002, represent unsecured general obligations of Holdings, subordinate in right of payment to the obligations of Silgan and its subsidiaries. The original issue discount was amortized through June 15, 1996 with a yield to maturity of 13 1/4%. From and after June 15, 1996, interest on the Discount Debentures accrues on the principal amount thereof at the rate of 13 1/4% and is payable in cash semiannually. The Discount Debentures are redeemable at any time, at the option of Holdings, in whole or in part, at 100% of their principal amount plus accrued interest to the redemption date. The Company redeemed $154.4 million principal amount of its Discount Debentures in 1996 and repurchased $61.7 million principal amount at maturity of its Discount Debentures for $57.6 million in 1995.

The Discount Debenture Indenture contains covenants which are comparable to or less restrictive than those under the Credit Agreement and the 11 3/4% Notes.


9.  Financial Instruments and Risk Management

The Company has entered into interest rate swap agreements with various banks to manage its exposure to interest rate fluctuations. The agreements are with major financial institutions which are expected to fully perform under the terms thereof. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. A portion of the Company's term debt instruments carries a variable rate of interest based on the London interbank offered rate ("LIBOR") plus a margin currently ranging from 2.5% to 3.0%. The interest rate swap agreements require the Company to pay fixed rates of interest based on LIBOR ranging from 5.6% to 6.2% plus the aforementioned margin. Notional principal amounts of these agreements total $200.0 million and these agreements mature in the year 1999. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net payments of $0.3 million under these agreements made in 1996 were recorded as adjustments to interest expense.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


9.  Financial Instruments and Risk Management  (continued)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its two largest customers accounted for approximately 29.1% of its net sales in 1996 and 36.0% of its net sales in 1995. The receivable balances from these customers collectively represented 20.3% and 28.2% of the Company's accounts receivable before allowances at December 31, 1996 and 1995, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack business. Exposure to losses is dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customer's financial condition and its receivables are not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history, and other information.


10. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:
                                              1996                  1995
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                        ------      -----     ------      -----
                                                 (Dollars in thousands)

Working Capital Facility ...........   $ 27,800   $ 27,800   $  7,100   $  7,100
Bank A Term Loans ..................    194,554    194,554    220,000    220,000
Bank B Term Loans ..................    343,716    343,716    222,750    222,750
11 3/4% Senior Subordinated
  Notes due June 15, 2002 ..........    135,000    144,500    135,000    144,500
13 1/4% Senior Subordinated
  Debentures due December 15, 2002 .     58,940     59,235    201,263    205,873
Cumulative exchangeable redeemable
  preferred stock ..................     52,998     58,671       --         --
Interest Rate Swap Agreements ......       --          504       --         --

Methods and assumptions used in estimating fair values are as follows:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short duration of those investments.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


10. Fair Value of Financial Instruments  (continued)

Short and long-term debt: The carrying amounts of the Company's borrowings under its working capital loans and variable-rate borrowings approximate their fair value. The fair values of fixed-rate borrowings are based on quoted market prices.

Convertible exchangeable preferred stock: The fair value of the preferred stock is estimated based on quoted market prices.

Interest Rate Swap Agreements: Fair values of interest rate swap agreements reflect the estimated amounts that the Company would receive to terminate the contracts at the reporting date based on quoted market prices.


11. Commitments

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are (in thousands):

                  1997.......................      $13,779
                  1998.......................       10,615
                  1999.......................        8,181
                  2000.......................        6,257
                  2001.......................        4,431
                  2002 and thereafter........        9,213
                                                   -------
                                                   $52,476
                                                   =======

Rent expense was approximately $13.9 million in 1996; $10.8 million in 1995; and $9.1 million in 1994.


12. Retirement Plans

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


12. Retirement Plans  (continued)

The following table sets forth the funded status of the Company's retirement plans as of December 31, 1996 and 1995:
                                         Plans in which        Plans in which
                                          Assets Exceed          Accumulated
                                           Accumulated            Benefits
                                            Benefits            Exceed Assets
                                       ------------------    ------------------
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
                                                (Dollars in thousands)
Actuarial present value of
 benefit obligations:
  Vested benefit obligations .......   $14,009    $12,135    $33,558    $31,465
  Non-vested benefit obligations ...       383        547      4,718      3,158
                                       -------    -------    -------    -------
Accumulated benefit obligations ....    14,392     12,682     38,276     34,623
Additional benefits due to
  future salary levels .............     6,255      5,667      6,526      7,132
                                       -------    -------    -------    -------
Projected benefit obligations ......    20,647     18,349     44,802     41,755
Plan assets at fair value ..........    15,055     12,988     31,265     23,535
                                       -------    -------    -------    -------
Projected benefit obligation
  in excess of plan assets .........     5,592      5,361     13,537     18,220
Unrecognized actuarial gain (loss)..       110       (165)     3,476      1,237
Unrecognized prior service costs ...      (565)      (615)    (2,052)    (2,128)
Additional minimum liability .......      --         --        1,124      1,990
                                       -------    -------    -------    -------
Accrued pension liability
  recognized in the balance sheet...   $ 5,137    $ 4,581    $16,085    $19,319
                                       =======    =======    =======    =======

For certain pension plans with accumulated benefits in excess of plan assets at December 31, 1996 and December 31, 1995, the balance sheet reflects an additional minimum pension liability and related intangible asset of $1.1 million and $2.0 million, respectively.

The components of net periodic pension costs for defined benefit plans are as follows:

                                                     1996       1995       1994
                                                     ----       ----       ----
                                                       (Dollars in thousands)

Service cost .................................     $5,229     $3,067     $2,947
Interest cost ................................      4,452      3,887      3,334
Actual loss (return) on assets ...............     (3,946)    (7,284)       539
Net amortization and deferrals ...............        650      5,008     (2,698)
                                                   ------     ------     ------
    Net periodic pension cost ................     $6,385     $4,678     $4,122
                                                   ======     ======     ======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


12. Retirement Plans  (continued)

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1996, 1995, and 1994 in the Company's Consolidated Statements of Operations is as follows:

                                                  1996     1995     1994
                                                  ----     ----     ----
                                                  (Dollars in thousands)

       Net periodic pension cost ............   $ 6,385   $4,678   $4,122
       Settlement and curtailment losses, net        48      418     --
       Contributions to multi-employer
         union plans ........................     3,813    2,708    2,700
                                                -------   ------   ------
           Total pension costs ..............   $10,246   $7,804   $6,822
                                                =======   ======   ======

The assumptions used in determining the actuarial present value of plan benefit obligations as of December 31, 1996, 1995 and 1994 are as follows:

                                                   1996     1995     1994
                                                   ----     ----     ----

       Discount rate ........................      7.5%     7.5%     8.5%
       Weighted average rate of
         compensation increase ..............      4.0%     4.0%     4.5%
       Expected long-term rate of
         return on plan assets ..............      9.0%     8.5%     8.5%

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $4.5 million in 1996; $1.7 million in 1995; and $2.5 million in 1994. Improved operating performance in 1996 as compared to 1995 resulted in greater contributions to the Company's profit sharing plans.


13. Postretirement Benefits Other than Pensions

The Company  has  defined  benefit  health  care and life  insurance  plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


13. Postretirement Benefits Other than Pensions  (continued)

The following table presents the funded status of the postretirement plans and amounts recognized in the Company's balance sheet as of December 31, 1996 and 1995:

                                                          1996       1995
                                                          ----       ----
                                                       (Dollars in thousands)
     Accumulated postretirement benefit obligation:
       Retirees ...................................     $ 2,691    $ 1,587
       Fully eligible active plan participants ....       5,576     11,647
       Other active plan participants .............      18,214     14,770
                                                        -------    -------
     Total accumulated postretirement
       benefit obligation .........................      26,481     28,004
     Unrecognized net loss (gain) .................       2,993     (2,929)
     Unrecognized prior service costs .............        (275)      (298)
                                                        -------    -------
     Accrued postretirement benefit liability .....     $29,199    $24,777
                                                        =======    =======

Net periodic postretirement benefit cost include the following components:

                                                    1996     1995     1994
                                                    ----     ----     ----
                                                    (Dollars in thousands)

     Service cost .............................    $  871   $  372   $ 321
     Interest cost ............................     1,766    1,097     412
     Net amortization and deferral ............       25       42     (14)
                                                   ------   ------   -----
       Net periodic postretirement benefit cost    $2,662   $1,511   $ 719
                                                   ======   ======   =====

The weighted average discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 was 7.5%. The net periodic postretirement benefit costs were calculated using a discount rate of 7.5% in 1996 and discount rates ranging from 7.5% to 8.5% for 1995. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1996 ranged from 10% to 9.5% for pre-age 65 retirees and was 9.0% for post-age 65 retirees, declining gradually to an ultimate rate of 5.5% over the next 12 years.

A 1% increase in the health care cost trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $1.7 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by approximately $0.2 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


14. Income Taxes

The components of income tax expense are as follows:

                                           1996       1995       1994
                                           ----       ----       ----
                                             (Dollars in thousands)
       Current
         Federal .....................    $ --       $  500     $2,500
         State .......................     3,000      1,900      3,200
         Foreign .....................       300        100       (100)
                                          ------     ------     ------
                                           3,300      2,500      5,600
       Deferred
         Federal .....................      --         --         --
         State .......................      --         --         --
         Foreign .....................      --         --         --
                                          ------     ------     ------
                                            --         --         --
                                          ------     ------     ------
                                          $3,300     $2,500     $5,600
                                          ======     ======     ======

Income tax expense is included in the financial statements as follows:

                                           1996       1995       1994
                                           ----       ----       ----
                                             (Dollars in thousands)
       Income before
         extraordinary charges .......    $3,300     $5,100     $5,600
       Extraordinary charges .........      --       (2,600)      --
                                          ------     ------     ------
                                          $3,300     $2,500     $5,600
                                          ======     ======     ======

The income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:


                                           1996       1995       1994
                                           ----       ----       ----
                                             (Dollars in thousands)
       Income tax benefit at the U.S.
         federal income tax rate .....   $11,100    $(3,811)    $(2,601)
       State and foreign tax expense,
         net of federal income benefit     2,145      1,820       2,015
       Amortization of goodwill ......       621        471         576
       Change in valuation allowance .   (10,566)     6,620       5,610
                                         -------    -------     -------
                                         $ 3,300    $ 5,100     $ 5,600
                                         =======    =======     =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


14. Income Taxes  (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995 are as follows:

                                                        1996      1995
                                                        ----      ----
                                                    (Dollars in thousands)
      Deferred tax liabilities:
        Tax over book depreciation ................   $65,000   $53,400
        Book over tax basis of assets acquired ....    13,200    16,100
        Other .....................................     4,100     3,900
                                                      -------   -------
          Total deferred tax liabilities ..........    82,300    73,400

      Deferred tax assets:
        Book reserves not yet deductible
          for tax purposes ........................    59,200    56,300
        Deferred interest on high yield obligations     7,700    25,100
        Net operating loss carryforwards ..........    57,200    35,600
        Other .....................................       500     1,200
                                                      -------   -------
          Total deferred tax assets ...............   124,600   118,200
        Valuation allowance for deferred tax assets    49,136    51,636
                                                      -------   -------
          Net deferred tax assets .................    75,464    66,564
                                                      -------   -------

      Net deferred tax liabilities ................   $ 6,836   $ 6,836
                                                      =======   =======

The Company has a net deferred tax asset position primarily as a result of its net operating loss carryforwards and net temporary differences. In years prior to 1996 the Company reported book losses, therefore, under current accounting principles the full amount of the deferred tax asset has been offset by a valuation allowance. The valuation allowance will be reduced at the time it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with the net operating loss carryforwards and future deductible temporary differences. The Company believes this will occur in 1997. At the time the valuation allowance is reduced a portion of the benefit will be recorded as a reduction to income tax expense and the remainder will be recorded as a reduction to goodwill.

The valuation allowance decline in 1996 represented the reversal of the reserve for prior years' operating losses not previously recognized, net of the additional deferred tax asset recorded as a result of the finalization of the purchase price allocation for AN Can.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


14. Income Taxes  (continued)

The Company files a consolidated federal income tax return. At December 31, 1996, the Company has net operating loss carryforwards of approximately $164.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2011. The Company also has $3.9 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.


15. Acquisition Reserves

In connection with the acquisition of AN Can, the Company has finalized its plant rationalization and integration plans. These plans consist primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general and administrative functions of the former AN Can operations with the Company. Provisions were established for such planned costs which include approximately $22.6 million related to employee severance and relocation costs, $3.5 million related to administrative workforce reductions, and $23.4 million related to plant exit costs and other acquisition liabilities. The timing of the plant rationalizations, among other things, will be dependent on covenants in existing labor agreements and accordingly these costs will be incurred during the period through 1998. During 1996 and 1995, respectively, costs of $6.5 million and $0.9 million were incurred primarily for relocation and severance in connection with administrative workforce reductions.


16. Cumulative Exchangeable Redeemable Preferred Stock

On July 22, 1996, the Company issued 50,000 shares of Preferred Stock, mandatorily redeemable in 2006, at $1,000 per share which represents the liquidation preference of the Preferred Stock. The Company used $35.8 million of these proceeds to purchase 4,283,286 shares of its Class B Common Stock held by Mellon Bank, as trustee for First Plaza Group Trust pursuant to its right to purchase such stock for such amount under the Organization Agreement. In aggregate, common stock and additional paid in capital were reduced by $15.0 million, the original issuance amount received for such Class B Common Stock, and the remainder of the payment was applied to Holdings' accumulated deficit.

The Preferred Stock holders are entitled to receive cumulative dividends of 13 1/4% per annum, which are payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of the Company, in additional shares of Preferred Stock. After July 15, 2000, dividends may be paid only in cash. During 1996, dividends of $1.6 million were paid in additional shares of Preferred Stock. As of December 31, 1996, the Company accrued dividends of $1.4 million, which it intends to pay in additional shares of Preferred Stock.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


16. Cumulative Exchangeable Redeemable Preferred Stock (continued)

The Preferred Stock is exchangeable into Holdings' Subordinated Debentures due 2006 (the "Exchange Debentures"), in whole but not in part, at any time at the option of the Company, subject to certain conditions. The Exchange Debentures will bear interest at the dividend rate in effect with respect to the Preferred Stock. Interest on the Exchange Debentures will be payable semi-annually and, on or prior to July 15, 2000, the Company may pay such interest by issuing additional Exchange Debentures. If by July 22, 1997 the Preferred Stock has not been exchanged for Exchange Debentures, the dividend rate on the Preferred Stock will increase by 0.5% per annum to 13 3/4% per annum until such exchange occurs.

The Company is required to redeem the Preferred Stock or Exchange Debentures on July 15, 2006, but may elect to redeem the Preferred Stock or Exchange Debentures, in whole or in part, at any time during the twelve month period beginning July 15 of each of the years set forth below, at a redemption price (expressed as a percentage of the liquidation preference of the Preferred Stock or principal amount of the Exchange Debentures), plus an amount equal to all the accumulated and unpaid dividends or accrued and unpaid interest.

                   Year                           Percentage
                   ----                           ----------
                   2000 ....................       109.938%
                   2001 ....................       106.625%
                   2002 ....................       103.313%
                   2003 and thereafter .....       100.000%

In addition, all (but not less than all) of the outstanding Preferred Stock or Exchange Debentures may be redeemed prior to July 15, 2000 at the option of the Company for a redemption price equal to 110% of the liquidation preference of the Preferred Stock plus accrued and unpaid dividends, or 110% of the principal amount of the Exchange Debentures plus accrued and unpaid interest, to the redemption date with the proceeds of any sale by Holdings of its common stock. Upon the occurrence of a Change of Control (as defined in the Certificate of Designation relating to the Preferred Stock or the indenture relating to the Exchange Debentures), the Company is required to make an offer to purchase all of the shares of Preferred Stock or all of the Exchange Debentures at a purchase price equal to 101% of the liquidation preference of the Preferred Stock, plus accrued and unpaid dividends to the date of purchase, or 101% of the principal amount of the Exchange Debentures, plus accrued and unpaid interest to the date of purchase.

The Preferred Stock will rank senior to all common stock of Holdings and upon conversion, the Exchange Debentures will be subordinate to the indebtedness of Holdings. The holders of the Preferred Stock do not have voting rights except in certain limited circumstances. The Company's Credit Agreement and various debt indentures restrict the Company's ability to, among other things, pay dividends, incur additional indebtedness, and purchase or redeem shares of capital stock.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

17. Stock Option Plans

Holdings, Containers and Plastics have established stock option plans for their key employees pursuant to which options to purchase shares of common stock of Holdings and its subsidiaries and stock appreciation rights ("SARs") may be granted.

Options granted under the plans may be either incentive stock options or non-qualified stock options. To date, all stock options granted have been non-qualified stock options. Under the plans, Holdings has reserved 411,196 shares of its Class C Common Stock and Containers and Plastics have each reserved 1,200 shares of their common stock for issuance under their respective plans. Containers has 13,764 shares and Plastics has 13,800 shares of $0.01 par value common stock currently issued, and all such shares are owned by Silgan.

The SARs extend to the shares covered by the options for the Containers and Plastics plans and provide for the payment to the holders of the options of an amount in cash equal to the excess of, in the case of Containers' plans, the pro forma book value, as defined, of a share of common stock (or in the event of a public offering or a change of control (as defined in such plan), the fair market value of a share of common stock) over the exercise price of the option, with certain adjustments for the portion of vested stock appreciation rights not paid at the time of the recapitalization in June 1989; or, in the case of Plastics' plan, in the event of a public offering or a change in control (as defined in such plan), the fair market value of a share of common stock over the exercise price of the option.

Prior to a public offering or change in control, should an employee leave Containers, Containers has the right to repurchase, and the employee has the right to require Containers to repurchase, the common stock of Containers held by the employee at the then pro forma book value.

At December 31, 1996, there were outstanding options for 411,196 shares under the Holdings plan, 936 shares under the Containers plan, and 1,200 shares under the Plastics plan. The exercise prices per share range from $2.04 to $3.54 for the Holdings options, $2,122 to $4,933 for the Containers options and $126 to
$993 for the Plastics options. The stock options and SARs generally become exercisable ratably over a five-year period. At December 31, 1996, there were 318,675 options exercisable under the Holdings plan, 846 options/SARs exercisable under the Containers plan, and 420 options/SARs exercisable under the Plastics plan. For the year ended December 31, 1994, 154,197 options were granted under the Holdings plan, 240 options were granted under the Containers plan, and 900 options were granted under the Plastics plan. For the year ended December 31, 1995, 300 options were granted under the Plastics plan. There were no grants in 1996. For the years ended December 31, 1996, 1995, and 1994, no options were exercised under any of the plans. The Company incurred charges relating to the vesting of benefits under the stock option plans of $0.8 million in 1996 and 1995, and $1.5 million in 1994.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


17. Stock Option Plans  (continued)

In the event of a public offering of any of Holdings' capital stock or a change in control of Holdings, (i) the options granted by Containers and Plastics pursuant to the plans and (ii) any stock issued by Containers upon exercise of such options are convertible into either stock options or common stock of Holdings, as the case may be. The conversion of such options or shares will be based upon a valuation of Holdings and an allocation of such value between the subsidiaries after giving affect to, among other things, that portion of the outstanding indebtedness of Holdings allocable to each such subsidiary.

For the year ended December 31, 1995, the value of the options granted under the Plastic plan were significant. Accordingly, the impact on net income and earnings per share from the issuance of these options would not be materially different from amounts currently reported and would not require SFAS No. 123 pro forma disclosure.


18. Deficiency in Stockholders' Equity

Deficiency in stockholders' equity includes the following classes of common stock ($.01 par value):
                                             Shares
                                     Issued and Outstanding
                  Class                   December 31,
                  -----                   ------------
                                        1996        1995
                                        ----        ----
                    A ............   7,153,088    7,153,088
                    B ............   7,153,088   11,436,375
                    C ............     856,657      856,657
                                    ----------   ----------
                                    15,162,833   19,446,120
                                    ==========   ==========

The rights, privileges and powers of the Class A Common Stock and the Class B Common Stock are identical, with shares of each class being entitled to one vote on all matters to come before the stockholders of Holdings. The Class C Common Stock does not have voting rights except in certain circumstances.

As discussed in Note 22, in connection with the initial public offering, Holdings amended its Restated Certificate of Incorporation and converted Class A, Class B and Class C Common Stock into Common Stock on a one for one basis and effected a stock split of 17.133145 to 1.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


19. Related Party Transactions

Pursuant to various management services agreements (the "Management Agreements") entered into between Holdings, Silgan, Containers, Plastics, and S&H, Inc. ("S&H"), a company wholly-owned by Mr. Silver, the Chairman and Co-Chief Executive Officer of Holdings and Silgan, and Mr. Horrigan, the President and Co-Chief Executive Officer of Holdings and Silgan, S&H provides Holdings, Silgan and its subsidiaries with general management, supervision and administrative services.

In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBIDTA") until EBIDTA has reached the Scheduled Amount set forth in the Management Agreements and 3.3% (of which 0.3% is payable to MS & Co.) after EBIDTA has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount incurred under the Management Agreements was $5.3 million in 1996, $5.4 million in 1995, and $5.0 million in 1994, and was allocated, based upon EBIDTA, as a charge to operating income of each business segment. Included in accounts payable at December 31, 1996 and 1995, was $0.1 million payable to S&H. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the Credit Agreement and its related amendments entered into during 1996 and 1995, the banks thereunder (including Bankers Trust Company) received fees totaling $1.6 million in 1996 and $17.2 million in 1995.


20. Litigation

In connection with the acquisition by Holdings of Silgan as of June 30, 1989 (the "Merger"), a decision was rendered in 1995 by the Delaware Court of Chancery with respect to appraisal proceedings filed by certain former stockholders of 400,000 shares of stock of Silgan. Pursuant to that decision, these former holders were awarded $5.94 per share, plus simple interest at a rate of 9.5%. This award was less than the amount, $6.50 per share, that these former holders would have received in the Merger. The right of these former holders to appeal the Chancery Court's decision has expired, and the Company tendered payment of $3.8 million to these former holders in 1995. In 1994, prior to the trial for appraisal, the Company and the former holders of an additional 650,000 shares of stock of Silgan agreed to a settlement in respect of their appraisal rights, and the Company made a payment of $6.9 million, including interest, in respect of the settlement.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


20. Litigation  (continued)

There are no other pending legal proceedings to which the Company is a party or to which any of its properties are subject which would have a material effect on the Company's financial position.


21. Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years:

                                Net       Oper.   Identifiable  Dep. &   Capital
                               Sales     Profit      Assets     Amort.   Expend.
                               -----     ------      ------     ------   -------
1996                                        (Dollars in millions)
----
Metal container
  & specialty(1) .....       $1,189.3     $106.1     $750.7     $44.7     $39.1
Plastic container ....          216.4       18.4      158.5      14.6      17.6
                              -------     ------     ------     -----     -----
  Total ..............       $1,405.7     $124.5     $909.2     $59.3     $56.7
                             ========     ======     ======     =====     =====

1995
----
Metal container
  & specialty(1) .....       $  882.3     $ 58.2 (2) $736.7     $31.6     $32.5
Plastic container ....          219.6       13.2      159.4      13.8      19.4
                             --------     ------    -------     -----     -----
  Total ..............       $1,101.9     $ 71.4     $896.1     $45.4     $51.9
                             ========     ======     ======     =====     =====

1994
----
Metal container
  & specialty(1) .....       $  657.1     $ 59.8 (3) $335.3     $23.1     $16.9
Plastic container ....          204.3       (0.1)(3)  162.8      14.1      12.3
                             --------     ------    -------     -----     -----
  Total ..............       $  861.4     $ 59.7     $498.1     $37.2     $29.2
                             ========     ======     ======     =====     =====

(1) Specialty packaging sales include closures, plastic bowls, and paper containers used by processors and packagers in the food industry and are not significant enough to be reported as a separate segment.

(2) Includes charge for reduction in carrying value of assets of $14.7 million for the metal container segment.

(3) Includes charges for reduction in carrying value of assets of $7.2 million for the metal container segment and $9.5 million for the plastic container segment, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


21. Business Segment Information  (continued)

Operating profit is reconciled to income before tax as follows:

                                           1996     1995     1994
                                           ----     ----     ----
                                            (Dollars in millions)

             Operating profit .........   $124.5   $ 71.4    $59.7
             Interest expense .........     89.4     80.7     65.8
             Corporate expense ........      1.2      1.5      1.3
                                          ------   ------    -----
               Income (loss) before
                  income taxes ........   $ 33.9   $(10.8)   $(7.4)
                                          ======   ======    =====

Identifiable assets are reconciled to total assets as follows:

                                           1996     1995     1994
                                           ----     ----     ----
                                            (Dollars in millions)

             Identifiable assets ......   $909.2   $896.1   $498.1
             Corporate assets .........      4.3      3.9      6.2
                                          ------   ------   ------
               Total assets ...........   $913.5   $900.0   $504.3
                                          ======   ======   ======

Metal container and other segment sales to Nestle Food Company accounted for 17.1%, 21.4%, and 25.9% of net sales of the Company during the years ended December 31, 1996, 1995, and 1994, respectively. Sales to Del Monte Corporation accounted for 12.0%, 14.5%, and 21.4% of net sales of the Company during the years ended December 31, 1996, 1995, and 1994, respectively.


22. Subsequent Events

Initial Public Offering

On February 13, 1997, the Company's registration statement for an initial public offering ("IPO") of 5,175,000 shares of its Common Stock was declared effective by the Securities and Exchange Commission. In connection with the IPO, Holdings amended its Restated Certificate of Incorporation to change its authorized capital stock to 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. In addition, in connection with the IPO the existing Class A, Class B and Class C Common Stock of Holdings were converted to Common Stock on a one for one basis, and thereafter, Holdings effected a 17.133145 to 1 stock split. Share information and per share data have been adjusted to give effect to the amendment to Holdings' Restated Certificate of Incorporation and the stock split.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


22. Subsequent Events  (continued)

Initial Public Offering  (continued)

Supplementary net income per share (unaudited), assuming the repayment as of January 1, 1996 of the indebtedness, described below, from the net proceeds to the Company from the IPO, was $1.42 for the year ended December 31, 1996.

Under the terms of the stock option plans of Containers and Plastics, stock options issued under such plans were converted to Holdings' options at the time of the IPO. In accordance with APB No. 25, options granted under these plans are considered variable options with a final measurement date at the time of conversion. The Company will recognize a non-cash charge of approximately $22.5 million, net of $3.7 million previously accrued, in the first quarter of 1997, for the excess of the fair market value over the grant price of these options less amounts previously accrued.

Use of Proceeds

The Company intends to use net proceeds from the IPO to redeem Holdings' remaining Discount Debentures (approximately $59.0 million) and to repay approximately $8.9 million of bank term loans. These debt repayments are expected to occur during the first quarter of 1997. In connection with early redemption of the remaining Discount Debentures, the Company will recognize an extraordinary charge of approximately $0.7 million, net of tax, for the write-off of unamortized deferred financing costs.

                                                                     SCHEDULE I


             CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in thousands)


ASSETS
                                                            1996        1995
                                                            ----        ----
Current assets:
  Cash and cash equivalents ..........................   $     70    $     10
  Other current assets ...............................         74          70
                                                         --------    --------
    Total current assets .............................        144          80

Investment in and other amounts due
  from subsidiary ....................................       --        19,040
Notes receivable-subsidiary ..........................      1,489       1,489
Debt issuance costs and other assets .................      3,533       3,418
                                                         --------    --------
                                                         $  5,166    $ 24,027
                                                         ========    ========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses ..................................   $  1,339    $    393
   Amount payable to subsidiary ......................      2,810       2,175
                                                         --------    --------
      Total current liabilities ......................      4,149       2,568

Excess of distributions over investment
   in subsidiary .....................................     79,285        --
Long-term debt .......................................     58,940     201,263

Cumulative exchangeable redeemable
  preferred stock ....................................     52,998        --

Deficiency in stockholders' equity:
  Common stock .......................................        152         195
  Additional paid-in capital .........................     18,466      33,423
  Accumulated deficit ................................   (208,824)   (213,422)
                                                         --------    --------
    Total deficiency in stockholders' equity .........   (190,206)   (179,804)
                                                         --------    --------
                                                         $  5,166    $ 24,027
                                                         ========    ========


     See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                           appearing elsewhere herein.

                                                                    SCHEDULE I


             CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                  1996       1995        1994
                                                  ----       ----        ----

Net sales ....................................  $  --      $   --      $   --

Cost of goods sold ...........................     --          --          --
                                                -------    --------    --------

     Gross profit ............................     --          --          --

Selling, general and administrative
  expenses ...................................      713       1,113         837
                                                -------    --------    --------

     Loss from operations ....................     (713)     (1,113)       (837)

Equity in earnings of consolidated
  subsidiaries ...............................   31,611       6,806      12,053

Interest expense and other related
  financing costs ............................   17,861      28,248      29,647
                                                -------    --------    --------

     Income (loss) before income taxes .......   13,037     (22,555)    (18,431)

Income tax benefit ...........................   17,600       4,100       5,400
                                                -------    --------    --------

     Income (loss) before extraordinary charge   30,637     (18,455)    (13,031)

Extraordinary charges relating to
  early extinguishment of debt ...............   (2,222)     (3,351)       --
                                                -------    --------    --------

     Net income (loss) before preferred stock
         dividend requirement ................   28,415     (21,806)    (13,031)

Preferred stock dividend requirement .........   (3,006)       --          --
                                                -------    --------    --------

     Net income (loss) available to
         common stockholders .................  $25,409    $(21,806)   $(13,031)
                                                =======    ========    ========

     See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                           appearing elsewhere herein.

                                                                    SCHEDULE I


             CONDENSED FINANCIAL INFORMATION OF SILGAN HOLDINGS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


                                                   1996        1995      1994
                                                   ----        ----      ----

Cash flows from operating activities: .......  $  (4,868)   $     (7)   $    (2)
                                               ---------    --------    -------

Cash flows from investing activities:
  Cash distribution received from subsidiary     147,539      61,391      6,911
                                               ---------    --------    -------
    Net cash provided by investing activities    147,539      61,391      6,911
                                               ---------    --------    -------

Cash flows from financing activities:
  Repayment of long-term debt ...............   (154,400)    (57,596)      --
  Proceeds from issuance preferred stock ....     50,000        --         --
  Repurchase of common stock ................    (35,811)       --         --
  Debt financing costs ......................     (2,400)       --         --
  Payments to former shareholders of Silgan .       --        (3,795)    (6,911)
                                               ---------    --------    -------
    Net cash used by financing activities ...   (142,611)    (61,391)    (6,911)
                                               ---------    --------    -------

Net increase (decrease) in cash
   and cash equivalents .....................         60          (7)        (2)

Cash and cash equivalents at
  the beginning of year .....................         10          17         19
                                               ---------    --------    -------

Cash and cash equivalents at end of year ....  $      70    $     10    $    17
                                               =========    ========    =======



     See Notes to Consolidated Financial Statements for Silgan Holdings Inc.
                           appearing elsewhere herein.

                                                                    SCHEDULE II

                              SILGAN HOLDINGS INC.
                 SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


Column A                 Column B        Column C          Column D    Column E
                                         Additions
                                         ---------
                                                Charged
                        Balance at  Charged to  to other                Balance
                        beginning   costs and   accounts   Deductions  at end of
Description             of period    expenses   describe   describe(1)  period
-----------             ---------    --------   --------   -----------  ------

For the year ended
 December 31, 1994:

Allowance for
  doubtful accounts
  receivable ............  $1,084      $621     $    58        $206      $1,557
                           ======      ====     =======        ====      ======


For the year ended
 December 31, 1995:

Allowance for
  doubtful accounts
  receivable ............  $1,557      $295     $ 3,872(2)     $881      $4,843
                           ======      ====     =======        ====      ======


For the year ended
 December 31, 1996:

Allowance for
  doubtful accounts
  receivable ............  $4,843      $572     $(1,041)(3)    $329      $4,045
                           ======      ====     =======        ====      ======


(1) Uncollectible accounts written off, net of recoveries.

(2) Represents the accounts receivable allowance for doubtful accounts assumed upon the acquisition of AN Can.

(3) Principally   represents  the  final  purchase  price  allocation  for  the acquisition of AN Can.

                                INDEX TO EXHIBITS



Exhibit No.                               Exhibit
-----------                               -------

     3.1      Restated Certificate of Incorporation of Holdings.

     3.2      Amended and Restated By-laws of Holdings.

    10.21     Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option
              Plan.

    10.22     Form of Holdings Nonstatutory Stock Option Agreement.

    10.24 Amended and Restated Management Services Agreement, dated as of February 14, 1997 between S&H and Holdings.

    10.25 Amended and Restated Management Services Agreement, dated as of February 14, 1997 between S&H and Silgan.

    10.26 Amended and Restated Management Services Agreement, dated as of February 14, 1997 between S&H and Containers.

    10.27 Amended and Restated Management Services Agreement, dated as of February 14, 1997 between S&H and Plastics.

    10.40 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan, Containers, Plastics, MSLEF II, BTNY and the underwriters listed on Schedule I thereto.

    10.42 Amendment to Stockholders Agreement, dated as of February 14, 1997, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY and Holdings.

    27        Financial Data Schedule.