Form 10-Q
period 1997-03-31
SILGAN HOLDINGS INC
filed 1997-05-09
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ____________ to ____________.


                        Commission file number 000-22117

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

                                Yes [ X ] No [ ]

As of May 1, 1997, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,862,834.

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               March 31,   March 31,   Dec. 31,
                                                 1997        1996        1996
                                              ---------   ---------   ---------
ASSETS                                        (unaudited) (unaudited)  (audited)
Current assets:
  Cash and cash equivalents ................. $   5,860   $   5,991   $   1,017
  Accounts receivable, net ..................   104,730      98,177     101,436
  Inventories ...............................   248,679     254,092     195,981
  Prepaid expenses and other current assets .    11,046      10,957       7,403
                                              ---------   ---------   ---------
    Total current assets ....................   370,315     369,217     305,837

Property, plant and equipment, net ..........   496,197     491,177     499,781
Other non-current assets ....................   122,898      82,360     107,928
                                              ---------   ---------   ---------
                                              $ 989,410   $ 942,754   $ 913,546
                                              =========   =========   =========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .................... $ 106,212   $ 113,674   $ 122,623
  Accrued payroll and related costs .........    43,013      40,613      41,799
  Accrued interest payable ..................    12,105       8,340       9,522
  Accrued expenses and other current
     liabilities ............................    35,874      38,903      35,456
  Bank working capital loans ................    88,400      60,150      27,800
  Current portion of long-term debt .........    29,547      27,192      38,427
                                              ---------   ---------   ---------
    Total current liabilities ...............   315,151     288,872     275,627

Long-term debt ..............................   634,843     757,501     693,783
Deferred income taxes .......................      --         6,836       6,836
Other long-term liabilities .................    73,818      69,206      74,508

Cumulative exchangeable redeemable
   preferred stock ..........................    54,748        --        52,998

Deficiency in stockholders' equity:
   Common stock .............................       189         195         152
   Additional paid-in capital ...............   110,935      33,423      18,466
   Accumulated deficit ......................  (200,274)   (213,279)   (208,824)
                                              ---------   ---------   ---------
     Total deficiency in stockholders' equity   (89,150)   (179,661)   (190,206)
                                              ---------   ---------   ---------
                                              $ 989,410   $ 942,754   $ 913,546
                                              =========   =========   =========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                            ------------------
                                                          March 31,    March 31,
                                                             1997         1996
                                                             ----         ----

Net sales ............................................    $ 299,427     $279,860

Cost of goods sold ...................................      256,708      242,207
                                                          ---------     --------

     Gross profit ....................................       42,719       37,653

Selling, general and administrative expenses .........       14,035       13,737

Non-cash stock option charge .........................       22,522          200
                                                          ---------     --------

     Income from operations ..........................        6,162       23,716

Interest expense and other related financing costs ...       19,965       22,573
                                                          ---------     --------

     Income (loss) before income taxes ...............      (13,803)       1,143

Income tax provision (benefit) .......................      (24,850)       1,000
                                                          ---------     --------

     Income before extraordinary charge ..............       11,047          143

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ..............         (742)        --
                                                          ---------     --------

     Net income before preferred stock
        dividend requirement .........................       10,305          143

Preferred stock dividend requirement .................       (1,755)        --
                                                          ---------     --------

     Net income available to common stockholders .....    $   8,550     $    143
                                                          =========     ========

Income per share:
     Income before extraordinary charge ..............        $0.59        $0.01
     Extraordinary charge ............................        (0.04)         -
     Preferred stock dividend requirement ............        (0.09)         -
                                                              -----        -----
         Net income per common share .................        $0.46        $0.01
                                                              =====        =====

Weighted average number of common and
  common equivalent shares outstanding ...............   18,674,108   21,068,071

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                            Three Months Ended
                                                            ------------------
                                                          March 31,   March 31,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net income .........................................   $  10,305          143
  Adjustments to reconcile net income to
     net cash used by operating activities:
      Depreciation ...................................      13,714       14,589
      Amortization ...................................       1,725        1,958
      Accretion of discount on discount debentures ...        --          6,628
      Extraordinary charge relating to early
         extinguishment of debt, net of taxes ........         742         --
      Non-cash stock option charge ...................      22,522          200
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable       (3,227)      11,713
           (Increase) in inventories .................     (52,987)     (43,621)
           (Increase) decrease in other non-current
              assets..................................     (17,148)         159
           (Decrease) in trade accounts payable ......     (16,411)     (24,521)
           Other, net ................................      (4,137)       1,602
                                                         ---------    ---------
               Total adjustments .....................     (55,207)     (31,293)
                                                         ---------    ---------
      Net cash used by operating activities ..........     (44,902)     (31,150)
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................     (10,284)     (18,558)
  Proceeds from sale of assets .......................          29        1,495
                                                         ---------    ---------
      Net cash used in investing activities ..........     (10,255)     (17,063)
                                                         ---------    ---------

Cash flows from financing activities:
  Borrowings under working capital loans .............     279,750      210,350
  Repayments under working capital loans .............    (219,150)    (157,300)
  Net proceeds from issuance of common stock .........      67,220         --
  Repayment of long-term debt ........................     (67,820)        (948)
                                                         ---------    ---------
      Net cash provided by financing activities ......      60,000       52,102
                                                         ---------    ---------

Net increase in cash and cash equivalents ............       4,843        3,889
Cash and cash equivalents at beginning of year .......       1,017        2,102
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   5,860    $   5,991
                                                         =========    =========

Supplementary data:
     Cash interest payments ..........................   $  16,253    $  10,864
     Cash income tax (refunds) payments ..............         (56)         214
     Preferred stock issued in lieu of cash dividend .       1,702         --

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                               Common Stock                            Total
                               ------------  Additional   Accum-   deficiency in
                                        Par    paid-in    ulated   stockholders'
                               Shares  Value   capital    deficit     equity
                               ------  -----   -------    -------     ------

Balance at
  December 31, 1996 ......     885,000  $  9  $ 18,609   $(208,824)  $(190,206)

Adjustment for 17.133145
    for 1 stock split ....  14,277,833   143      (143)       --          --
                            ----------  ----   --------   ---------   ---------

As restated at
  December 31, 1996 for
    stock split ..........  15,162,833   152    18,466    (208,824)   (190,206)

Issuance of common stock .   3,700,001    37    67,183        --        67,220

Conversion of subsidiary
  stock options to parent
    company ..............        --     --     25,286        --        25,286

Net income ...............        --     --       --         8,550       8,550
                            ----------  ----  --------   ---------   ---------

Balance at
  March 31, 1997 .........  18,862,834  $189  $110,935   $(200,274)  $ (89,150)
                            ==========  ====  ========   =========   =========








                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of March 31, 1997 and 1996 and December 31, 1996, and Holdings' results of operations and statements of cash flows for the three months ended March 31, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to prior year's financial statements to conform with current year presentation.


2.  Initial Public Offering

On February 20, 1997 the Company completed an initial public offering ("Offering") of 5,175,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company. In connection with the Offering, the Company amended its Restated Certificate of Incorporation to change its authorized capital stock to 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. In addition, the existing Class A, Class B and Class C Common Stock of Holdings were converted to Common Stock on a one for one basis, and immediately thereafter Holdings effected a 17.133145 to 1 stock split of its outstanding Common Stock. All prior period share and per share data have been adjusted to give effect to the amendment to Holdings' Restated Certificate of Incorporation and the stock split. Per share amounts have been computed based upon the weighted average number of common and common equivalent shares outstanding for each of the periods presented.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


2.  Initial Public Offering  (continued)

In the Offering, the Company sold to the underwriters 3,700,000 previously unissued shares of Common Stock at an initial public offering price of $20.00 per share. The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF") and Bankers Trust New York Corporation ("BTNY"), existing stockholders of the Company prior to the Offering, sold to the underwriters 1,317,246 and 157,754 previously issued and outstanding shares of Common Stock owned by them, respectively. The Company did not receive any of the proceeds from the sale of the shares of Common Stock by MSLEF or BTNY.

Net proceeds received from the Offering of $67.2 million were used by the Company to prepay bank term loans and to redeem the Company's remaining outstanding 13 1/4% Senior Discount Debentures due 2002 ("Discount Debentures"). In connection with the early redemption of the Discount Debentures, the Company incurred an extraordinary charge of $0.7 million, net of tax, for the write-off of unamortized deferred financing costs.

In connection with the Offering, the Company recognized a non-cash, pre-tax charge of $22.5 million for the excess of fair market value over the grant price of stock options converted from Holdings' subsidiaries' stock option plans to Holdings' stock option plan. Under Accounting Principles Bulletin ("APB") No. 25, options granted under the subsidiary plans were considered variable options with a final measurement date at the time of conversion. Paid in capital was credited for $25.3 million which represented the current year charge and amounts accrued in prior years.


3.  Earnings per Share

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS No. 128"), Earnings per Share, which supersedes APB No. 15, Earnings per Share. The new pronouncement is effective for the December 31, 1997 financial statements and earlier adoption is not permitted. Upon adoption, the Company will be required to change its current method of computing earnings per share and to restate all prior periods.

Under SFAS No. 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. In addition, the new pronouncement requires that fully diluted earnings per share be calculated using the treasury stock method applying the average market price for the period rather than the higher of the average market price or the ending market price.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


3.  Earnings per Share  (continued)

For the quarter ended March 31, 1997, the Company's basic earnings per share would have been $0.04 greater than its primary earnings per share. The Company's basic and primary earnings per share would have been the same for the three month period ended March 31, 1996. The impact of SFAS No. 128 on the calculation of the Company's fully diluted earnings per share for these quarters is not material.

The weighted average number of common and common equivalent shares decreased from March 31, 1996 due to the repurchase of 4,283,287 shares of Class B Common Stock (adjusted for the stock split) in July 1996, offset by the issuance of 3,700,001 shares of common stock in February 1997.


4.  Inventories

Inventories consisted of the following (in thousands):

                                        March 31,   March 31,   Dec. 31,
                                          1997        1996        1996
                                          ----        ----        ----

       Raw materials and supplies ..    $ 44,694    $ 38,148    $ 40,280
       Work-in-process .............      31,468      28,261      27,861
       Finished goods ..............     161,577     178,863     116,498
       Spare parts and other .......       7,977       7,823       7,771
                                        --------    --------    --------
                                         245,716     253,095     192,410
       Adjustment to value inventory
          at cost on the LIFO Method       2,963         997       3,571
                                        --------    --------    --------
                                        $248,679    $254,092    $195,981
                                        ========    ========    ========


5.  Preferred Stock Dividend

As of March 31, 1997, the Company had 53,258 shares of its 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock"), with a liquidation preference of $1,000 per share, outstanding. Included in Preferred Stock at March 31, 1997 were accrued dividends of $1.5 million. On April 15, 1997, the Company made its quarterly dividend payment of $1.8 million in additional shares of Preferred Stock.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1997 and 1996 and for the
                      three months then ended is unaudited)


6.  Income Taxes

During the first quarter of 1997, the Company determined that it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $23.2 million by releasing a portion of the valuation allowance.

In addition, for the quarter ended March 31, 1997, the Company incurred a loss as a result of the non-cash stock option charge and has recognized an income tax benefit of $1.6 million. The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the benefits of net operating loss carryforwards and adjustments to the valuation allowance related to the realizability of the Company's deferred tax assets.

7.  Subsequent Events

Effective April 1, 1997, the Company acquired the aluminum roll-on closure business ("Alcoa Closure") from Alcoa Closure Systems International, Inc. ("Alcoa") and the North American plastic container business ("Rexam Plastics") from Rexam plc and Rexam Plastics Inc. ("Rexam"). In 1996, Alcoa Closure and Rexam Plastics had combined net sales of approximately $80.0 million. The aggregate purchase price, net of cash acquired, of approximately $42.3 million will be allocated to inventory, machinery and equipment, and net working capital acquired based on fair market value as of the date of each acquisition, respectively. The acquisitions of Alcoa Closure and Rexam Plastics will be accounted for using the purchase method of accounting, and accordingly the results of operations will be included in the consolidated financial statements of the Company from April 1, 1997.

The Company used borrowings of $50.0 million of additional B term loans and $25.0 million of additional A term loans under the Company's credit agreement to finance the acquisitions of Alcoa Closure and Rexam Plastics and to repay working capital loans in April 1997.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q regarding the Company's financial results and condition, and plans and strategy for its business and related financing includes forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve uncertainties and risks, including, but not limited to, factors described in this Quarterly Report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The Company's actual financial results and condition, and plans and strategy for its business and related financing may differ from such forward looking statements.


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended March 31, 1997 and 1996 are provided below.
                                                        Three Months Ended
                                                        -------------------
                                                            March 31,
                                                         1997       1996
                                                         ----       ----
                                                          (In millions)
Net sales:
      Metal containers and specialty ..............     $242.2     $226.4
      Plastic containers ..........................       57.2       53.5
                                                        ------     ------
          Consolidated ............................     $299.4     $279.9
                                                        ======     ======

Operating profit:
      Metal containers and specialty .............      $ 22.3     $ 20.0
      Plastic containers .........................         6.8        4.2
      Non-cash stock option charge ...............       (22.5)      (0.2)
      Corporate expense ..........................        (0.4)      (0.3)
                                                        ------     ------
          Consolidated ...........................      $  6.2     $ 23.7
                                                        ======     ======


Three Months Ended March 31, 1997 Compared with
Three Months ended March 31, 1996

Net Sales. Consolidated net sales increased $19.5 million, or 7.0%, to $299.4 million for the three months ended March 31, 1997, as compared to net sales of $279.9 million for the same three months in the prior year. This increase resulted primarily from an increase in unit sales by both the metal container business and the plastic container business.

Net sales for the metal container business (including net sales of its specialty business of $19.0 million) were $242.2 million for the three months ended March 31, 1997, an increase of $15.8 million (7.0%) from net sales of $226.4 million for the same period in 1996. Net sales of metal cans of $223.2 million for the three months ended March 31, 1997 were $19.4 million (9.5%) greater than net sales of metal cans of $203.8 million for the same period in 1996. This increase resulted from greater unit sales, of which $7.6 million related to net sales from Finger Lakes Packaging Company, Inc. ("Finger Lakes"), acquired by the Company in October 1996.

Sales of specialty items included in the metal container segment declined $3.6 million to $19.0 million during the three months ended March 31, 1997, as compared to $22.6 million in the same period in 1996, due to lower unit sales volume.

Net sales for the plastic container business of $57.2 million during the three months ended March 31, 1997 increased $3.7 million (6.9%) from net sales of $53.5 million for the same period in 1996. This increase in net sales resulted from higher unit sales, offset, in part, by the pass through of lower average resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 85.7% ($256.7 million) for the three months ended March 31, 1997, a decrease of 0.8 percentage points as compared to 86.5% ($242.2 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to improved operating efficiencies achieved as a result of higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 4.7% ($14.0 million) for the three months ended March 31, 1997, as compared to 4.9% ($13.7 million) for the three months ended March 31, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales principally related to the increase in net sales revenue in 1997, and to a lesser extent to the expected elimination of redundant costs incurred as a result of the integration of the Food, Metal and Specialty Business ("AN Can") acquired by the Company from American National Can Company in August 1995.

Income from Operations. Income from operations as a percentage of consolidated net sales was 2.1% ($6.2 million) for the three months ended March 31, 1997, as compared with 8.5% ($23.7 million) for the same period in the prior year. Included in income from operations for the three months ended March 31, 1997 was a non-cash stock option charge of $22.5 million. Excluding this charge, income from operations as a percentage of consolidated net sales for the three months ended March 31, 1997 would have increased 1.1 percentage points to 9.6% ($28.7 million), primarily as a result of the aforementioned gross margin improvement.

In conjunction with the Offering, stock options issued under the stock option plans of Holdings' subsidiaries were converted to Holdings stock options. In accordance with generally accepted accounting principles, the Company recorded a charge of $22.5 million at the time of the Offering for the excess of the fair market value of the stock options issued under the subsidiary stock option plans over the grant price of the options. The Company will not recognize any future charges for these stock options.

Income from operations as a percentage of net sales for the metal container business improved to 9.2% ($22.3 million) for the three months ended March 31, 1997, from 8.8% ($20.0 million) for the same period in the prior year. The increase in income from operations as a percentage of net sales resulted from lower selling, general and administrative expenses, improved operating efficiencies realized from plant rationalizations and capital investment, and the incurrence of lower depreciation expense related to the former AN Can operations which reflected the completion of the AN Can purchase accounting in the second quarter of 1996, offset to a limited extent by price adjustments on certain long term contracts.

Income from operations as a percentage of net sales for the plastic container business improved to 11.9% ($6.8 million) for the three months ended March 31, 1997, as compared to 7.9% ($4.2 million) for the same period in 1996. The improved operating performance of the plastic container business was attributable to continued manufacturing efficiencies and lower per unit manufacturing costs realized as a result of higher unit sales to both new and existing customers.

Interest Expense. Interest expense declined $2.6 million to $20.0 million for the three months ended March 31, 1997 principally as a result of the refinancing of the Discount Debentures in the third quarter of 1996 with lower cost bank borrowings, offset, in part, by increased borrowings used to finance the purchase of Finger Lakes and by higher average bank borrowing rates.

Income Taxes. During the first quarter of 1997 the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized due to the Company's continued improvement in earnings and increased probability of future taxable income. In accordance with SFAS No. 109, the Company reduced its valuation allowance and recognized an income tax benefit of $23.2 million.

The Company will provide for income taxes during interim reporting periods in 1997 based upon an estimate of its annual effective tax rate taking into consideration various factors, such as operating results, benefits of net operating loss carryforwards and levels of taxable income. Due to the pre-tax loss realized by the Company during the first quarter of 1997 and as a result of uncertainties inherent in the factors mentioned above, the Company has provided an income tax benefit for the first quarter at a relatively low effective tax rate. For future interim periods in 1997 management believes that the effective tax rate may increase over the first quarter rate, but that the effective tax rate will be less than the statutory rate due to benefits arising from the recognition of the net operating loss carryforward.

The provision for income taxes for the three months ended March 31, 1996 of $1.0 million provided for federal, state and foreign taxes currently payable and included the benefit of cash tax savings realized from the deduction of accreted interest on the retired Discount Debentures.

Net Income. As a result of the items discussed above, net income of $11.0 million (before the extraordinary charge of $0.7 million and the preferred stock dividend requirement of $1.8 million) increased $10.9 million for the three months ended March 31, 1997, as compared to net income of $0.1 million for the three months ended March 31, 1996.

During the first quarter of 1997 the Company incurred an extraordinary charge of $0.7 million, net of taxes, for the write-off of unamortized debt cost associated with the redemption of the remaining outstanding Discount Debentures.


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

On February 20, 1997, the Company completed the Offering. With net proceeds to the Company of $67.2 million from the Offering, the Company redeemed all of the remaining outstanding Discount Debentures (approximately $59.0 million aggregate principal amount) and prepaid a portion of its bank term loans.

With the redemption of a substantial portion of the Discount Debentures in the third quarter of 1996 from borrowings under the Company's credit agreement and proceeds from the Preferred Stock offering in July 1996, and the redemption of the remaining $59.0 million of Discount Debentures in the first quarter of 1997 with proceeds from the Offering, the Company has lowered its average cost of indebtedness and will continue to realize current tax savings.

For the first three months of 1997, net borrowings of working capital loans under the Company's credit agreement of $60.6 million and net proceeds from the Offering of $67.2 million were used to fund cash used by operations of $44.9 million for the Company's seasonal working capital needs, capital expenditures of $10.3 million, the redemption of $59.0 million of Discount Debentures, the repayment of $8.8 million of bank term loans under the Company's credit agreement, and an increase in cash balances of $4.8 million.

For the three months ended March 31, 1997, net cash used by operating activities increased from the same period in the prior year primarily as a result of an increase in trade receivables reflecting greater sales volume in the first quarter of 1997 as compared to 1996 and an increase in the Company's raw material inventory.

In April 1997, the Company acquired the aluminum roll-on closure business of Alcoa and the North American plastic container business of Rexam for an aggregate purchase price of approximately $42.3 million. The Company used additional borrowings of $25.0 million of A Term Loans and $50.0 million of B Term Loans under the Company's Credit Agreement to finance the acquisitions and repay $32.7 million of working capital loans.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company expects to incur short term indebtedness to finance its working capital requirements and after taking into account the repayment of working capital loans from the excess bank term loan proceeds borrowed in April 1997, it is estimated that approximately $150.0 million of the working capital revolver under the Company's Credit Agreement, including letters of credit, will be utilized at its peak in July 1997.

As of March 31, 1997, the outstanding principal amount of working capital loans was $88.4 million and, taking into account outstanding letters of credit, the unused portion of working capital commitments under the Company's Credit Agreement at such date was $129.4 million.

Management believes that cash generated by operations and funds from working capital borrowings under the Company's Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is also continually evaluating and pursuing acquisition opportunities in the North American consumer goods packaging market. The Company may need to incur additional indebtedness to finance any such acquisition and to fund any resulting increased operating needs. Any such financing will have to be effected in compliance with the Company's outstanding indebtedness. There can be no assurance that the Company will be able to effect any such acquisition or any such financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1997.

During the second quarter of 1997, the Company intends to issue its Subordinated Debentures due 2006 (the "Exchange Debentures") in exchange for its Preferred Stock. The Exchange Debentures will bear interest at 13 1/4%. Interest on the Exchange Debentures will be payable semi-annually and, on or prior to July 15, 2000, the Company may pay interest by issuing additional Exchange Debentures.

Effective June 15, 1997 the 11 3/4% Senior Subordinated Notes due 2002 are redeemable at the option of the Company, in whole or in part, at 105.875% of their principal amount. The Company is evaluating the economic benefit of refinancing these notes and may consider refinancing them with other debt financings. Any such refinancings would be dependent upon market conditions at the time and would have to be effected in compliance with the Company's and its subsidiaries' agreements in respect of their indebtedness. There can be no assurance that the Company will be able to effect any such refinancing.

Part II.  Other Information

Item 2.  Changes in Securities

On February 14, 1997, Holdings sold one share of Common Stock directly to S&H Inc., a corporation wholly-owned by Messrs. R. Philip Silver and D. Greg Horrigan, the Co-Chief Executive Officers of the Company, for a purchase price of $20.00. This sale was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act as a transaction not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 27, 1997, the stockholders of the Company that were entitled to vote unanimously approved, by written consent, amendments to and the restatement of the Company's Restated Certificate of Incorporation (as so amended and restated, the "Restated Charter"), which Restated Charter was filed with the Delaware Secretary of State on February 14, 1997. By such written consent, the Company's stockholders that were entitled to vote also unanimously approved the Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan.

On February 13, 1997, the stockholders of the Company that were entitled to vote, by written consent in lieu of the 1997 annual meeting of the stockholders of the Company, unanimously elected the Board of Directors of the Company. Pursuant to such written consent, Messrs. R. Philip Silver and Leigh J. Abramson were elected as Class I Directors (as defined in the Restated Charter) of the Company, and Messrs. D. Greg Horrigan and Robert H. Niehaus were elected as Class II Directors (as defined in the Restated Charter) of the Company. Additionally, pursuant to such written consent, all of the stockholders that were entitled to vote unanimously authorized the Board of Directors of the Company to fill the vacant positions for the two Class III Directors (as defined in the Restated Charter) in the manner set forth in the Restated Charter.

Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional information regarding the matters discussed in this Item 4.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                               Description
--------------                               -----------
      27                               Financial Data Schedule.

(b)  Reports on Form 8-K

On January 27, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding its net sales, estimated income from operations and estimated net income for the year ended December 31, 1996.

On February 4, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K which included its audited consolidated financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.

On February 20, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K with respect to the completion of the initial public offering of shares of its Common Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SILGAN HOLDINGS INC.


Dated:  May 9, 1997                           /s/Harley Rankin, Jr.
-------------------                           ---------------------
                                              Harley Rankin, Jr.
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)




Dated:  May 9, 1997                           /s/Harold J. Rodriguez, Jr.
-------------------                           ---------------------------
                                              Harold J. Rodriguez, Jr.
                                              Vice President and Controller
                                              (Chief Accounting Officer)