Form 10-Q
period 1997-06-30
SILGAN HOLDINGS INC
filed 1997-08-07
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1997 or

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

                                Yes [ X ] No [ ]

As of August 1,1997, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,862,834.

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          June 30,       June 30,       Dec. 31,
                                            1997           1996           1996
ASSETS                                   (unaudited)    (unaudited)    (audited)
------                                   -----------    -----------    ---------
Current assets:
  Cash and cash equivalents .........   $    11,394    $     1,859    $   1,017
  Accounts receivable, net ..........       147,708        125,724      101,436
  Inventories .......................       307,826        286,448      195,981
  Prepaid expenses and other
    current assets ..................        10,350          5,691        7,403
                                        -----------    -----------    ---------
      Total current assets ..........       477,278        419,722      305,837

Property, plant and equipment, net ..       525,804        482,723      499,781
Other non-current assets ............       129,823        102,161      107,928
                                        -----------    -----------    ---------
                                        $ 1,132,905    $ 1,004,606    $ 913,546
                                        ===========    ===========    =========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
  Trade accounts payable ............   $    95,685    $    90,361    $ 122,623
  Accrued payroll and related costs .        42,318         41,378       41,799
  Accrued interest payable ..........         8,423          6,551        9,522
  Accrued expenses and other current
     liabilities ....................        47,637         32,801       35,456
  Bank revolving loans ..............          --          148,550       27,800
  Current portion of long-term debt .       135,000         27,192       38,427
                                        -----------    -----------    ---------
      Total current liabilities .....       329,063        346,833      275,627

Long-term debt ......................       808,799        745,550      693,783
Deferred income taxes ...............          --            6,836        6,836
Other long-term liabilities .........        79,914         75,523       74,508

Cumulative exchangeable redeemable
   preferred stock ..................          --             --         52,998

Deficiency in stockholders' equity:
   Common stock .....................           189            195          152
   Additional paid-in capital .......       110,935         33,423       18,466
   Accumulated deficit ..............      (195,995)      (203,754)    (208,824)
                                        -----------    -----------    ---------
      Total deficiency in
            stockholders' equity ....       (84,871)      (170,136)    (190,206)
                                        -----------    -----------    ---------
                                        $ 1,132,905    $ 1,004,606    $ 913,546
                                        ===========    ===========    =========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                             ------------------
                                                            June 30,    June 30,
                                                              1997        1996
                                                              ----        ----

Net sales ..............................................   $ 357,584   $ 327,062

Cost of goods sold .....................................     300,623     278,077
                                                           ---------   ---------

     Gross profit ......................................      56,961      48,985

Selling, general and administrative expenses ...........      15,192      14,673
                                                           ---------   ---------

     Income from operations ............................      41,769      34,312

Interest expense and other related financing costs .....      21,139      23,288
                                                           ---------   ---------

     Income before income taxes ........................      20,630      11,024

Income tax provision ...................................       6,600       1,500
                                                           ---------   ---------

     Income before extraordinary charge ................      14,030       9,524

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ................      (8,282)       --
                                                           ---------   ---------

     Net income before preferred stock
        dividend requirement ...........................       5,748       9,524

Preferred stock dividend requirement ...................      (1,469)       --
                                                           ---------   ---------

     Net income available to common stockholders .......   $   4,279   $   9,524
                                                           =========   =========

Income per share:
     Income before extraordinary charge ................       $0.68       $0.45
     Extraordinary charge ..............................       (0.40)        --
     Preferred stock dividend requirement ..............       (0.07)        --
                                                              ------       -----
         Net income per common share ...................       $0.21       $0.45
                                                               =====       =====

Weighted average number of common and
  common equivalent shares outstanding (in 000's) ......      20,564      21,068

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Six Months Ended
                                                             ----------------
                                                           June 30,     June 30,
                                                             1997         1996
                                                             ----         ----

Net sales ............................................    $ 657,011    $ 606,922

Cost of goods sold ...................................      557,330      520,284
                                                          ---------    ---------

     Gross profit ....................................       99,681       86,638

Selling, general and administrative expenses .........       29,228       28,609

Non-cash stock option charge .........................       22,522         --
                                                          ---------    ---------

     Income from operations ..........................       47,931       58,029

Interest expense and other related financing costs ...       41,104       45,861
                                                          ---------    ---------

     Income before income taxes ......................        6,827       12,168

Income tax provision (benefit) .......................      (18,250)       2,500
                                                          ---------    --------
-
     Income before extraordinary charge ..............       25,077        9,668

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ..............       (9,024)        --
                                                          ---------    ---------

     Net income before preferred stock
        dividend requirement .........................       16,053        9,668

Preferred stock dividend requirement .................       (3,224)        --
                                                          ---------    ---------

     Net income available to common stockholders .....    $  12,829    $   9,668
                                                          =========    =========

Income per share:
     Income before extraordinary charge ..............       $ 1.27        $0.46
     Extraordinary charge ............................        (0.46)        --
     Preferred stock dividend requirement ............        (0.16)        --
                                                             ------        -----
         Net income per common share .................       $ 0.65        $0.46
                                                             ======        =====

Weighted average number of common and
  common equivalent shares outstanding (in 000's) ....       19,625       21,068

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                             Six Months Ended
                                                             ----------------
                                                           June 30,     June 30,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net income .........................................   $  16,053    $   9,668
  Adjustments to reconcile net income to
     net cash used by operating activities:
      Depreciation ...................................      29,545       27,153
      Amortization ...................................       3,435        4,761
      Accretion of discount on discount debentures ...        --         12,077
      Extraordinary charge relating to early
         extinguishment of debt, net of taxes ........       9,024         --
      Non-cash stock option charge ...................      22,522          400
      Changes in assets and liabilities:
           (Increase) in accounts receivable .........     (41,695)     (13,155)
           (Increase) in inventories .................    (102,130)     (74,520)
           (Increase) decrease in other non-current
              assets .................................     (12,352)      (1,757)
           (Decrease) in trade accounts payable ......     (29,487)     (47,834)
           Other, net ................................      (7,009)         493
                                                         ---------    ---------
               Total adjustments .....................    (128,147)     (92,382)
                                                         ---------    ---------
      Net cash used by operating activities ..........    (112,094)     (82,714)
                                                         ---------    ---------

Cash flows from investing activities:
  Acquisition of businesses ..........................     (42,357)     (13,121)
  Capital expenditures ...............................     (25,441)     (29,031)
  Proceeds from sale of assets .......................       4,247        1,521
                                                         ---------    ---------
      Net cash used in investing activities ..........     (63,551)     (40,631)
                                                         ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving loans ..................     504,900      489,100
   Repayments under revolving loans ..................    (532,700)    (347,650)
   Net proceeds from issuance of common stock ........      67,220         --
   Proceeds from long-term debt ......................     375,000         --
   Repayment of long-term debt .......................    (219,617)     (18,348)
   Debt financing costs ..............................      (8,781)        --
                                                         ---------    ---------
       Net cash provided by financing activities .....     186,022      123,102
                                                         ---------    ---------

Net increase in cash and cash equivalents ............      10,377         (243)
Cash and cash equivalents at beginning of year .......       1,017        2,102
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  11,394    $   1,859
                                                         =========    =========

Supplementary data:
     Cash interest payments ..........................   $  40,033    $  29,456
     Cash income tax payments ........................         593          363
     Preferred stock issued in lieu of cash dividend .       3,208         --

                            See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS'EQUITY
                 (Dollars in thousands, except per share data)



                               Common Stock                            Total
                               ------------  Additional   Accum-   deficiency in
                                        Par    paid-in    ulated   stockholders'
                               Shares  Value   capital    deficit     equity
                               ------  -----   -------    -------     ------

Balance at
  December 31, 1996 ......     885,000  $  9  $ 18,609   $(208,824)  $(190,206)

Adjustment for 17.133145
    for 1 stock split ....  14,277,833   143      (143)       --          --
                            ----------  ----   --------   ---------   ---------

As restated at
  December 31, 1996 for
    stock split ..........  15,162,833   152    18,466    (208,824)   (190,206)

Issuance of common stock .   3,700,001    37    67,183        --        67,220

Conversion of subsidiary
  stock options to parent
    company ..............        --     --     25,286        --        25,286

Net income ...............        --     --       --        12,829      12,829
                            ----------  ----  --------   ---------   ---------

Balance at
  June 30, 1997 ..........  18,862,834  $189  $110,935   $(195,995)  $ (84,871)
                            ==========  ====  ========   =========   =========





                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


1.  Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of June 30, 1997 and 1996 and December 31, 1996, Holdings' results of operations for the three and six months ended June 30, 1997 and 1996, the statement of cash flows for the six months ended June 30, 1997 and 1996, and the statement of deficiency in stockholders' equity for the six months ended June 30, 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1996.

As of June 26, 1997, Silgan Corporation, a wholly owned subsidiary of Holdings was merged into Holdings (the "Merger"). As a result, all of the indebtedness and other obligations of Silgan Corporation have become indebtedness and obligations of Holdings. Since Holdings' consolidated financial information included Silgan Corporation, the Merger had no effect on the consolidated financial results of Holdings.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


2.  Initial Public Offering  (continued)

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

Net proceeds received from the Offering of $67.2 million were used by the Company to prepay bank term loans and to redeem the Company's remaining outstanding 13 1/4% Senior Discount Debentures due 2002 ("13 1/4% Discount Debentures"). In connection with the early redemption of the 13 1/4% Discount Debentures, the Company incurred an extraordinary charge of $0.7 million, net of tax, in the first quarter of 1997 for the write-off of unamortized deferred financing costs.

In connection with the Offering, the Company recognized a non-cash, pre-tax charge of $22.5 million for the excess of fair market value over the grant price of stock options converted from Holdings' subsidiaries' stock option plans to Holdings' stock option plan. Under Accounting Principles Board Statement ("APB") No. 25, options granted under the subsidiary plans were considered variable options with a final measurement date at the time of conversion. Paid in capital was credited for $25.3 million which represented the current year charge and amounts accrued in prior years.


3.  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS No. 128"), Earnings per Share, which supersedes APB No. 15, Earnings per Share.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


3.  Earnings per Share  (continued)

The new pronouncement is effective for the December 31, 1997 financial statements and earlier adoption is not permitted. Upon adoption, the Company will be required to change its current method of computing earnings per share and to restate all prior periods.

Under SFAS No. 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. In addition, the new pronouncement requires that diluted earnings per share, formerly known as fully diluted earnings per share, be calculated using the treasury stock method applying the average market price for the period rather than the higher of the average market price or the ending market price.

For the three and six months ended June 30, 1997, the Company's basic earnings per share would have been $0.02 and $0.07, respectively, greater than its primary earnings per share. The impact of SFAS No. 128 on the calculation of the Company's fully diluted earnings per share for these quarters is not material.

The weighted average number of common and common equivalent shares decreased from June 30, 1996 due to the repurchase of 4,283,287 shares of Class B Common Stock (adjusted for the stock split) in July 1996, offset by the issuance of 3,700,001 shares of common stock in February 1997.


4.  Acquisitions

Effective April 1, 1997, the Company acquired the aluminum roll-on closure business ("Roll-on Closure") from Alcoa Closure Systems International, Inc. and the North American plastic container business ("Rexam Plastics") from Rexam plc and Rexam Plastics Inc. In 1996, Roll-on Closure and Rexam Plastics had combined net sales of approximately $80.0 million. The acquisitions of Roll-on Closure and Rexam Plastics were accounted for using the purchase method of accounting, and accordingly the results of operations have been included in the consolidated financial statements of the Company from April 1, 1997.

The aggregate purchase price for the acquisitions of $42.3 million was funded through bank borrowings, and consisted of assets acquired of $54.4 million and liabilities assumed of $12.1 million. The excess of the purchase price over the fair market value of the assets acquired of approximately $3.5 million was recorded as goodwill, which is being amortized over a forty-year period.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


4.  Acquisitions  (continued)

The purchase price was allocated to inventory, machinery and equipment, and net working capital acquired based upon estimated fair market values as of the date of acquisition. The purchase price allocation will be finalized within one year of the acquisition date and any valuation differences will adjust the purchase price allocation.


5.  Inventories

Inventories consisted of the following (in thousands):

                                         June 30,   June 30,   Dec. 31,
                                           1997       1996       1996
                                           ----       ----       ----

         Raw materials and supplies ..   $ 37,130   $ 27,158   $ 30,126
         Work-in-process .............     50,554     44,380     38,015
         Finished goods ..............    210,395    205,233    116,498
         Spare parts and other .......      7,993      8,075      7,771
                                         --------   --------   --------
                                          306,072    284,846    192,410
         Adjustment to value inventory
           at cost on the LIFO Method       1,754      1,602      3,571
                                         --------   --------   --------
                                         $307,826   $286,448   $195,981
                                         ========   ========   ========


6.  Issuance of 9.0% Senior Subordinated Debentures

On June 9, 1997, the Company issued $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures (the "Debentures") due June 1, 2009. The Debentures represent general unsecured obligations of the Company, subordinate in right of payment to obligations of the Company under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of the Company. Interest on the Debentures is payable semi-annually in cash on each June 1 and December 1 beginning on December 1, 1997.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


6.  Issuance of 9.0% Senior Subordinated Debentures  (continued)

The Debentures are redeemable, at the option of the Company, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

          Year                                      Redemption Price
          ----                                      ----------------
          2002 ..............................           104.500%
          2003 ..............................           103.375%
          2004 ..............................           102.250%
          2005 ..............................           101.125%
          2006 and thereafter ...............           100.000%

In addition, at any time on or prior to June 1, 2000, up to 35% of the aggregate principal amount of the Debentures may be redeemed, at the option of the Company, with the proceeds of one or more equity offerings by the Company of its common stock at 109% of the principal amount, plus accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture relating to the Debentures), the Company is required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The Indenture relating to the Debentures contains covenants which are generally less restrictive than those under the Credit Agreement. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make certain payments (including dividends) with respect to their capital stock, make prepayments of subordinated indebtedness, make loans or investments, enter into transactions with affiliates, engage in mergers or consolidations, grant liens, and, with respect to the Company's subsidiaries, issue stock and provide guarantees of indebtedness, as well as direct the application of the proceeds from certain asset sales.

Net cash proceeds received from the issuance of the Debentures were approximately $291.5 million, of which the Company used $148.6 million to repay bank term loans and $142.9 to redeem the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes"). The Company incurred pre-tax extraordinary charges of $2.6 million for the write-off of unamortized deferred financing costs related to the repayment of bank term loans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


6.  Issuance of 9.0% Senior Subordinated Debentures  (continued)

On June 9, 1997, the Company provided irrevocable notice to the holders of the 11 3/4% Notes for the redemption in full of the 11 3/4% Notes at 105.875% of their principal amount ($142.9 million) on July 16, 1997. During the period from June 9, 1997 to the date of the redemption, the amount required for the redemption was used to repay Revolving Loans and the excess was held in a cash collateral account.

As a result of the early redemption of the 11 3/4% Notes, the Company incurred pre-tax extraordinary charges of $2.9 million for the write-off of unamortized deferred financing costs and $7.9 million for the premium incurred in connection with the early redemption.


7.  13 1/4% Subordinated Debentures

On June 13, 1997, the Company exchanged its outstanding 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock") with a liquidation value of $56.2 million for a like principal amount of 13 1/4% Subordinated Debentures due 2006 (the "Exchange Debentures"). The Exchange Debentures are general obligations of the Company, subordinate in right of payment to all Senior Indebtedness (as defined in the Indenture relating to the Exchange Debentures), including indebtedness under the Company's Credit Agreement and the Debentures, and effectively subordinate to all obligations of the subsidiaries of the Company.

The Exchange Debentures bear interest at the dividend rate of the Preferred Stock. Interest is payable semi-annually in cash or, on or prior to July 15, 2000, at the option of the Company, in additional Exchange Debentures in an aggregate principal amount equal to such interest. From and after July 15, 2000, interest will be payable only in cash. Interest on the Exchange Debentures due July 15, 1997 was paid in cash.

The Exchange Debentures may be redeemed at any time on or after July 15, 2000, in whole or in part, at the option of the Company at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning July 15 in each of the years set forth below:

           Year                                  Redemption Price
           ----                                  ----------------
           2000 .........................             109.938%
           2001 .........................             106.625%
           2002 .........................             103.313%
           2003 and thereafter ..........             100.000%

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


7.  13 1/4% Subordinated Debentures  (continued)

In addition, on or prior to July 15, 2000, Holdings may redeem all (but not less than all) outstanding Exchange Debentures, at a redemption price equal to 110% of their principal amount, plus accrued and unpaid interest to the redemption date, from proceeds of any sale of its common stock.

Upon the occurrence of a Change of Control (as defined in the Indenture relating to the Exchange Debentures), the Company is required to make an offer to purchase all of the Exchange Debentures at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The Indenture relating to the Exchange Debentures contains covenants which are generally comparable to or less restrictive than those under the Indenture relating to the Debentures.


8.  Income Taxes

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


9.  Subsequent Events

On July 29, 1997, the Company refinanced the indebtedness outstanding under its existing bank credit agreement with proceeds from a new $1.0 billion senior secured credit facility (the "Credit Agreement"). As a result of the refinancing of its existing credit agreement, the Company will incur a pre-tax extraordinary charge of approximately $11.9 million for the write-off of unamortized deferred financing costs in connection with such refinancing during the third quarter of 1997.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


9.  Subsequent Events  (continued)

The Credit Agreement provides the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans. The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005.

Principal on the A Term Loans and B Term Loans is required to be repaid in installments during each of the years set forth below (in millions):

            Year                  A Term Loan             B Term Loan
         ----------               -----------             -----------
            1997                   $  --                    $  1.0
            1998                     25.0                      2.0
            1999                     30.0                      2.0
            2000                     35.0                      2.0
            2001                     40.0                      2.0
            2002                     55.0                      2.0
            2003                     65.0                      2.0
            2004                      --                       2.0
            2005                      --                     185.0
                                   ------                   ------
            Total                  $250.0                   $200.0
                                   ======                   ======

Generally, Revolving Loans may be borrowed, repaid, and reborrowed from time to time until their maturity.

The borrowings under the Credit Agreement may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Banker's Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate in the case of A Term Loans and Revolving Loans; and at the Base Rate plus a margin of 0.5% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.0% in the case of A Term Loans and Revolving Loans; and a margin of 1.5% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings is reset quarterly for the period beginning January 1, 1998 based upon certain financial ratios.

The indebtedness under the Credit Agreement is guaranteed by Holdings and its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of all U.S. subsidiaries of the Company has been pledged to the lenders under the Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1997 and 1996 and for the
                  three and six months then ended is unaudited)


9.  Subsequent Events  (continued)

The Credit Agreement contains various covenants which limit, among other things, the ability of the Company and its subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on its capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make capital expenditures, engage in any business other than the packaging business, and, with respect to the Company's subsidiaries, issue stock, as well as require the Company to meet specified financial covenants.

                                                                   Page 16 of 26
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended June 30, 1997 and 1996 are provided below.
                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                        1997      1996
                                                        ----      ----
                                                         (In millions)
Net sales:
        Metal containers and specialty ...........     $288.0    $273.9
        Plastic containers .......................       69.6      53.2
                                                       ------    ------
            Consolidated .........................     $357.6    $327.1
                                                       ======    ======

Operating profit:
        Metal containers and specialty ...........     $ 33.6    $ 30.0
        Plastic containers .......................        8.4       4.7
        Corporate expense ........................       (0.3)     (0.4)
                                                       ------    ------
            Consolidated .........................     $ 41.7    $ 34.3
                                                       ======    ======


Three Months Ended June 30, 1997 Compared with Three Months ended June 30, 1996

Net Sales. Consolidated net sales increased $30.5 million, or 9.3%, to $357.6 million for the three months ended June 30, 1997, as compared to net sales of $327.1 million for the same three months in the prior year. This increase resulted from sales generated by the recent acquisitions and an increase in unit sales by the plastic container business, offset in part by lower sales from the existing metal container business.

Net sales for the metal container business (including net sales of its specialty business of $32.0 million) were $288.0 million for the three months ended June 30, 1997, an increase of $14.1 million, or 5.2%, from net sales of $273.9 million for the same period in 1996.

Sales of metal cans of $256.0 million for the three months ended June 30, 1997 were $1.8 million, or 0.7%, greater than net sales of metal cans of $254.2 million for the same period in 1996. This increase resulted from net sales of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), acquired by the Company in October 1996, offset in part by lower unit sales to existing metal can customers.

Sales of specialty items included in the metal container segment increased $12.3 million to $32.0 million during the three months ended June 30, 1997, as compared to $19.7 million for the same period in 1996. The increase was the result of additional revenue generated by Roll-on Closure, acquired by the Company on April 1, 1997.

Net sales for the plastic container business of $69.6 million during the three months ended June 30, 1997 increased $16.4 million, or 30.8%, from net sales of $53.2 million for the same period in 1996. This increase in net sales resulted from both higher unit sales to existing customers and additional sales generated by Rexam Plastics since its acquisition on April 1, 1997.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 84.1% ($300.6 million) for the three months ended June 30, 1997, a decrease of 0.9 percentage points as compared to 85.0% ($278.1 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was attributable to improved operating efficiencies achieved as a result of plant rationalizations, capital investment and higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 4.3% ($15.2 million) for the three months ended June 30, 1997, versus 4.5% ($14.7 million) for the three months ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales principally resulted from increased revenue generated from recent acquisitions without a commensurate increase in selling, general and administration costs.

Income from Operations. Income from operations as a percentage of consolidated net sales improved to 11.7% ($41.7 million) for the three months ended June 30, 1997, as compared with 10.5% ($34.3 million) for the same period in the prior year, as a result of the aforementioned improvement in gross margins and reduction in selling, general and administrative expenses as a percentage of net sales.

Income from operations as a percentage of net sales for the metal container business improved to 11.7% ($33.6 million) for the three months ended June 30, 1997, from 11.0% ($30.0 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales primarily related to the continued realization of operating efficiencies from plant rationalizations, capital investment, and lower per unit manufacturing costs. In the first half of 1997, the Company's metal container business also benefited from a program to reduce its indirect costs as well as from a normalized production schedule. In the first half of 1996, the metal container business was negatively impacted by a planned reduction in finished goods inventory as the Company adjusted its inventory levels to produce its product closer to the time of sale.

Income from operations as a percentage of net sales for the plastic container business was 12.1% ($8.4 million) for the three months ended June 30, 1997, as compared to 8.8% ($4.7 million) for the same period in 1996. The improved operating performance of the plastic container business was attributable to continued manufacturing efficiencies and lower per unit manufacturing costs realized as a result of higher unit sales.

Interest Expense. Interest expense for the three months ended June 30, 1997 declined $2.2 million, from $23.3 million for the same period in 1996 to $21.1 million. As compared to the second quarter of the prior year, the Company benefited from the refinancing of its 13 1/4% Discount Debentures with lower cost bank borrowings and proceeds from the initial public offering. This benefit was partially offset by increased borrowings used to finance the acquisitions of Finger Lakes, Roll-on Closure and Rexam Plastics, by interest on the Exchange Debentures and by the impact of slightly higher average bank borrowing rates.

Income Taxes. The provision for income taxes in the second quarter of 1997 reflected an effective tax rate of 32% which was based on an estimate of the Company's annual effective tax rate taking into consideration various factors, such as operating results and the benefits of net operating loss carryforwards. Management believes that the effective tax rate for the remainder of the year will approximate 32%.

The Company's effective tax rate for the three months ended June 30, 1996 of 14% was based on federal, state and foreign taxes currently payable and reflected the benefit of cash tax savings realized from the deduction of accreted interest on the retired 13 1/4% Discount Debentures.

Net Income. Before consideration of the extraordinary charge and preferred stock dividend requirement, net income for the three months ended June 30, 1997 was $14.0 million, a $4.5 million increase over net income of $9.5 million for the three months ended June 30, 1996.

During the second quarter of 1997, the Company incurred extraordinary charges of $8.3, net of tax, million for the write-off of unamortized deferred financing costs and premiums in connection with the early redemption of the 11 3/4% Notes and the prepayment of bank debt with proceeds from the issuance of the Debentures.

RESULTS OF OPERATIONS - SIX MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the six months ended June 30, 1997 and 1996 are provided below.
                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        1997      1996
                                                        ----      ----
                                                        (In millions)
Net sales:
        Metal containers and specialty ...........     $530.3    $500.3
        Plastic containers .......................      126.7     106.7
                                                       ------    ------
            Consolidated .........................     $657.0    $607.0
                                                       ======    ======

Operating profit:
         Metal containers and specialty .........      $ 56.0    $ 49.8
         Plastic containers .....................        15.1       8.9
         Non-cash stock option charge ...........       (22.5)      --
         Corporate expense ......................        (0.7)     (0.7)
                                                       ------    ------
            Consolidated ........................      $ 47.9    $ 58.0
                                                       ======    ======


Six Months Ended June 30, 1997 Compared with Six Months ended June 30, 1996

Net Sales. Consolidated net sales increased $50.0 million, or 8.2%, to $657.0 million for the six months ended June 30, 1997, as compared to net sales of $607.0 million for the same six months in the prior year. This increase resulted primarily from net sales generated by the recently acquired businesses.

Net sales for the metal container business (including net sales of its specialty business of $51.1 million) were $530.3 million for the six months ended June 30, 1997, an increase of $30.0 million, or 6.0%, from net sales of $500.3 million for the same period in 1996.

Sales of metal cans of $479.2 million for the six months ended June 30, 1997 were $21.4 million, or 4.7%, greater than net sales of metal cans of $457.8 million for the same period in 1996. The increase was principally related to sales generated by Finger Lakes. Sales to the existing customer base during the six month period in 1997 were slightly higher than in the same period in 1996.

Sales of specialty items included in the metal container segment increased $8.8 million to $51.1 million during the six months ended June 30, 1997, from $42.3 million in the same period in 1996. The increase related to sales realized from Roll-on Closure, offset in part by lower unit volume to existing customers.

Net sales for the plastic container business of $126.7 million during the six months ended June 30, 1997 increased $20.0 million, or 18.7%, from net sales of $106.7 million for the same period in 1996. This increase in net sales resulted from significantly higher unit sales to existing customers and from the acquisition of Rexam Plastics.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 84.8% ($557.3 million) for the six months ended June 30, 1997, a decrease of
0.9 percentage points as compared to 85.7% ($520.3 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to improved operating efficiencies achieved as a result of plant rationalizations, capital investment and higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 4.5% ($29.2 million) for the six months ended June 30, 1997, versus 4.7% ($28.6 million) for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales related to the increase in net sales revenue in 1997 from the recent
acquisitions   without  a   commensurate   increase  in  selling,   general  and
administrative costs, and to a lesser extent to the elimination of redundant costs incurred as a result of the integration of the Food, Metal and Specialty Business ("AN Can") acquired by the Company from American National Can Company in August 1995.

Income from Operations. Before consideration of the non-cash stock option charge, income from operations as a percentage of consolidated net sales for the six months ended June 30, 1997 would have increased 1.1 percentage points to 10.7% ($70.5 million), as compared to 9.6% ($58.0 million) for the same period in the prior year. Including the non-cash stock option charge of $22.5 million incurred in 1997, income from operations as a percentage of consolidated net sales was 7.3% ($47.9 million) for the six months ended June 30, 1997.

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

Income from operations as a percentage of net sales for the metal container business improved to 10.6% ($56.0 million) for the six months ended June 30, 1997, from 10.0% ($49.8 million) for the same period in the prior year. As compared to the prior year the increase in income from operations as a percentage of net sales principally resulted from improved operating efficiencies realized from plant rationalizations and capital investment, and from a normalized production schedule in 1997 as compared to the negative impact of the planned inventory reduction in the first half of 1996.

Income from operations as a percentage of net sales for the plastic container business improved to 11.9% ($15.1 million) for the six months ended June 30, 1997, as compared to 8.3% ($8.9 million) for the same period in 1996. The improved operating performance of the plastic container business was attributable to continued manufacturing efficiencies and lower per unit manufacturing costs realized as a result of higher unit sales to its existing customer base.

Interest Expense. Interest expense for the six months ended June 30, 1997 declined $4.8 million, from $45.9 million for the same period in 1996 to $41.1 million, principally as a result of the refinancing of the 13 1/4% Discount Debentures with lower cost bank borrowings and proceeds from the initial public offering, offset in part by increased borrowings used to finance the purchases of Finger Lakes, Roll-on Closure and Rexam Plastics and by slightly higher average bank borrowing rates.

Income Taxes. The provision for income taxes for the first six months of 1997 was based upon an estimate of the Company's annual effective tax rate and includes the benefit of the recognition of a portion of the net operating loss carryforward.

In accordance with SFAS No. 109, the Company determined that the future tax benefits arising from its net operating loss carryforward would be realized due to the Company's continued improvement in earnings and increased probability of future taxable income. Accordingly, the Company reduced its valuation allowance and recognized an income tax benefit of $23.2 million during 1997.

The Company's effective tax rate for the six months ended June 30, 1996 was based on federal, state and foreign taxes currently payable and reflected the benefit of cash tax savings realized from the deduction of accreted interest on the retired 13 1/4% Discount Debentures.

Net Income. Before consideration of the extraordinary charge and preferred stock dividend requirement, net income for the six months ended June 30, 1997 was $25.1 million, an increase of $15.4 million over net income of $9.7 million for the six months ended June 30, 1996.

During 1997, the Company incurred extraordinary charges of $9.0 million, net of tax, for the write-off of unamortized deferred financing costs and premiums incurred associated with the early redemption of the 13 1/4% Discount Debentures, 11 3/4% Notes and the prepayment of a portion of the bank term debt.

CAPITAL RESOURCES AND LIQUIDITY

The Company's liquidity requirements arise primarily from its obligations under the indebtedness incurred in connection with its acquisitions and the refinancing of such indebtedness, capital investment in new and existing equipment and the funding of the Company's seasonal working capital needs. Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and Revolving Loan borrowings.

Since August 1995, the Company has pursued a strategy to further improve its cash flow and operating and financial flexibility by refinancing its higher cost indebtedness with lower cost indebtedness and equity. As part of that strategy, in February 1997 the Company used net proceeds of $67.2 million from the Offering to redeem all of the remaining outstanding 13 1/4% Discount Debentures ($59.0 million aggregate principal amount) and prepay a portion of its bank term loans. Additionally, with net proceeds of $291.5 million received from the issuance in June 1997 of $300.0 million of 9% Senior Subordinated Debentures due 2009, the Company repaid $148.6 million of bank term loans in June 1997 and used all of the remaining net proceeds to redeem all of the outstanding 11 3/4% Notes in July 1997.

In July 1997, the Company completed the refinancing of the remaining amounts outstanding under its previous credit facility by entering into a new $1.0 billion senior secured credit facility. The Credit Agreement lowers interest rates, increases the amount of borrowings available to the Company, extends maturities and provides more flexibility to make acquisitions, pay dividends, repurchase stock, and refinance existing indebtedness.

Borrowings under the Credit Agreement will initially bear interest at 150 basis points less than the rates under the previous credit facility. The interest rate for A Term Loans and Revolving Loans will initially be prime or LIBOR plus 1% and for the B Term Loans 50 basis points higher. The interest rates will be reset quarterly for the period beginning January 1, 1998 depending upon financial ratios. Based upon current bank borrowing amounts, the Company expects an annual reduction in interest expense related to bank borrowings of approximately $8.0 million.

For the second half of 1997, based on currently anticipated borrowing amounts, the Company believes that its interest expense will be approximately $4.0 million less than interest expense in the same period of 1996. As compared to the last six months of 1996, the Company will realize a decrease in interest expense due to the refinancing of $59.0 million of 13 1/4% Discount Debentures with proceeds from the initial public offering, the refinancing in full of the 11 3/4% Notes with proceeds from the Debentures, and the refinancing of the previous credit facility with the Credit Agreement. This decrease will be partially offset by an increase in interest expense due to additional bank borrowings incurred to finance the acquisitions of Finger Lakes, Rexam Plastics and Roll-on Closure and by interest incurred on the Exchange Debentures which were issued in June 1997 in exchange for the Preferred Stock.

For the first six months of 1997, net proceeds of $291.5 million from the issuance of the Debentures, borrowings of $75.0 million of term loans under the previous credit agreement and net proceeds from the Offering of $67.2 million were used to fund cash used by operations of $112.1 million for the Company's seasonal working capital needs, capital expenditures of $21.5 million (net of asset sales), the acquisitions of Roll-on Closure and Rexam Plastics for $42.3 million, the redemption of $59.0 million principal amount of 13 1/4% Discount Debentures, the repayment of $160.6 million of bank term loans and of $27.8 million of Revolving Loans under the Company's previous credit agreement, and an increase in cash balances of $10.4 million.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short term indebtedness to finance its working capital requirements. Approximately $180.0 million of Revolving Loans under the Company's bank facility, including letters of credit, were utilized at its peak in early August 1997.

The Credit Agreement increases the Company's current borrowing capacity for Revolving Loans by approximately $325.0 million. The Company intends to use these available funds to pursue its growth strategy through strategic acquisitions in the metal food can, plastic bottle and closure businesses, and by acquiring businesses in complementary areas of the North American consumer goods packaging market. In addition, the Company may use this additional borrowing capacity for other purposes, including operating needs. Revolving Loan borrowings utilizing this additional borrowing capacity will be due and payable on December 31, 2003.

In addition to its operating cash needs, the Company believes its cash requirements over the next several years will consist primarily of (i) annual capital expenditures of $55.0 to $65.0 million, (ii) scheduled principal amortization payments of bank term loans under the Credit Agreement of $1.0 million, $27.0 million, $32.0 million, $37.0 million and $42.0 million over the next five years, respectively, (iii) expenditures of approximately $30.0 million over the next three years associated with plant rationalizations, employee severance and administrative workforce reductions, other plant exit costs and employee relocation costs relating to AN Can, (iv) the Company's interest requirements, including interest on Revolving Loans under the Credit Agreement, the principal amount of which will vary depending upon seasonal requirements, bank term loans under the Credit Agreement, most of which bear fluctuating rates of interest, the Exchange Debentures (for which the Company intends to make future interest payments in cash) and the Debentures, and (v) payments of approximately $5.0 million (based on the Company's current estimate of its 1997 net income) for federal and state tax liabilities in 1997. Beginning in 1998, the Company expects to incur federal tax liability at the alternative minimum tax rates then in effect.

Management believes that cash generated by operations and funds received from Revolving Loan borrowings under the Company's Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1997.

                                                                   Page 25 of 26
Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                               Description
--------------                               -----------
     27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

On May 21, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the exchange of its 13 1/4% Exchangeable Preferred Stock for its 13 1/4% Subordinated Debentures, the merger of Silgan Corporation into Silgan Holdings Inc.; and the refinancing of Silgan Corporation's 11 3/4% Notes and a portion of its bank term loans.

On June 9, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the completion of its offering of 9% Senior Subordinated Debentures due 2009 and its plan to refinance its exisiting credit agreement.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SILGAN HOLDINGS INC.


Dated:  August 7, 1997                       /s/Harley Rankin, Jr.
----------------------                       ---------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer)




Dated:  August 7, 1997                       /s/Harold J. Rodriguez, Jr.
----------------------                       ---------------------------
                                             Harold J. Rodriguez, Jr.
                                             Vice President and Controller
                                             (Chief Accounting Officer)