Form 10-Q
period 1997-09-30
SILGAN HOLDINGS INC
filed 1997-11-07
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1997 or

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

                                Yes [ X ] No [ ]

As of November 6, 1997, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,862,834.

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              Sept. 30,    Sept. 30,    Dec. 31,
                                                1997         1996        1996
                                                ----         ----        ----
ASSETS                                       (unaudited)  (unaudited)  (audited)
Current assets:
  Cash and cash equivalents ..............  $     7,727  $     2,874  $   1,017
  Accounts receivable, net ...............      251,893      218,883    101,436
  Inventories ............................      216,859      190,690    195,981
  Prepaid expenses and other
     current assets ......................        8,547        9,801      7,403
                                            -----------  -----------  ---------
      Total current assets ...............      485,026      422,248    305,837

Property, plant and equipment, net .......      522,468      479,505    499,781
Other non-current assets .................      126,623      104,426    107,928
                                            -----------  -----------  ---------
                                            $ 1,134,117  $ 1,006,179  $ 913,546
                                            ===========  ===========  =========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .................  $    57,781  $    86,609  $ 122,623
  Accrued payroll and related costs ......       41,866       40,811     41,799
  Accrued interest payable ...............       15,743       16,543      9,522
  Accrued expenses and other current
     liabilities .........................       44,681       32,496     35,456
  Bank revolving loans ...................      160,650      126,000     27,800
  Current portion of long-term debt ......        1,000       28,454     38,427
                                            -----------  -----------  ---------
      Total current liabilities ..........      321,721      330,913    275,627

Long-term debt ...........................      805,206      732,288    693,783
Deferred income taxes ....................         --          6,836      6,836
Other long-term liabilities ..............       77,593       73,454     74,508

Cumulative exchangeable redeemable
   preferred stock .......................         --         51,307     52,998

Deficiency in stockholders' equity:
  Common stock ...........................          189          152        152
  Additional paid-in capital .............      110,935       18,466     18,466
  Accumulated deficit ....................     (181,527)    (207,237)  (208,824)
                                            -----------  -----------  ---------
      Total deficiency in
        stockholders' equity .............      (70,403)    (188,619)  (190,206)
                                            -----------  -----------  ---------
                                            $ 1,134,117  $ 1,006,179  $ 913,546
                                            ===========  ===========  =========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                             ------------------
                                                            Sept. 30,  Sept. 30,
                                                             1997       1996
                                                             ----       ----

Net sales ..............................................    $493,293    $473,563

Cost of goods sold .....................................     424,320     414,523
                                                            --------    --------

     Gross profit ......................................      68,973      59,040

Selling, general and administrative expenses ...........      15,993      15,391
                                                            --------    --------

     Income from operations ............................      52,980      43,649

Interest expense and other related financing costs .....      20,884      22,425
                                                            --------    --------

     Income before income taxes ........................      32,096      21,224

Income tax provision ...................................      10,270         500
                                                            --------    --------

     Income before extraordinary charge ................      21,826      20,724

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ................       7,358       2,089
                                                            --------    --------

     Net income before preferred stock
        dividend requirement ...........................      14,468      18,635

Preferred stock dividend requirement ...................        --         1,307
                                                            --------    --------

     Net income available to common stockholders .......    $ 14,468    $ 17,328
                                                            ========    ========

Income per share:
     Income before extraordinary charge ................      $ 1.06     $ 1.16
     Extraordinary charge ..............................       (0.36)     (0.12)
     Preferred stock dividend requirement ..............        --        (0.07)
                                                              ------     ------
         Net income per common share ...................      $ 0.70     $ 0.97
                                                              ======     ======

Weighted average number of common and
  common equivalent shares outstanding (in 000's) ......      20,613     17,832

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Nine Months Ended
                                                           -----------------
                                                         Sept. 30,     Sept. 30,
                                                           1997          1996
                                                           ----          ----

Net sales ..........................................   $ 1,150,304    $1,080,486

Cost of goods sold .................................       981,650       934,807
                                                       -----------    ----------

     Gross profit ..................................       168,654       145,679

Selling, general and administrative expenses .......        45,221        44,001

Non-cash stock option charge .......................        22,522          --
                                                       -----------    ----------

     Income from operations ........................       100,911       101,678

Interest expense and other related financing costs .        61,988        68,286
                                                       -----------    ----------

     Income before income taxes ....................        38,923        33,392

Income tax provision (benefit) .....................        (7,980)        3,000
                                                       -----------    ----------

     Income before extraordinary charge ............        46,903        30,392

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ............        16,382         2,089
                                                       -----------    ----------

     Net income before preferred stock
        dividend requirement .......................        30,521        28,303

Preferred stock dividend requirement ...............         3,224         1,307
                                                       -----------    ----------

     Net income available to common stockholders ...   $    27,297    $   26,996
                                                       ===========    ==========

Income per share:
     Income before extraordinary charge ............        $ 2.35       $ 1.52
     Extraordinary charge ..........................         (0.82)       (0.10)
     Preferred stock dividend requirement ..........         (0.16)       (0.07)
                                                            ------       ------
         Net income per common share ...............        $ 1.37       $ 1.35
                                                            ======       ======

Weighted average number of common and
  common equivalent shares outstanding (in 000's) ..        19,961        19,985

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                             Nine Months Ended
                                                             -----------------
                                                           Sept. 30,   Sept. 30,
                                                             1997       1996
                                                             ----       ----
Cash flows from operating activities:
     Net income .....................................   $    30,521   $  28,303
     Adjustments to reconcile net income to
        net cash used by operating activities:
         Depreciation ...............................        45,017      40,009
         Amortization ...............................         4,557       6,803
         Accretion of discount on discount debentures          --        12,077
         Extraordinary charge relating to early
            extinguishment of debt, net of taxes ....        16,382       2,089
         Non-cash stock option charge ...............        22,522        --
         Changes in assets and liabilities:
              (Increase) in accounts receivable .....      (145,299)   (106,461)
              (Increase) decrease in inventories ....       (11,847)     21,238
              (Decrease) in trade accounts payable ..       (67,550)    (51,586)
              Other, net ............................        (5,439)       (461)
                                                        -----------   ---------
                  Total adjustments .................      (141,657)    (76,292)
                                                        -----------   ---------
         Net cash used by operating activities ......      (111,136)    (47,989)
                                                        -----------   ---------

Cash flows from investing activities:
     Acquisition of businesses ......................       (42,561)    (13,121)
     Capital expenditures ...........................       (41,226)    (38,624)
     Proceeds from sale of assets ...................         4,485       1,521
                                                        -----------   ---------
         Net cash used in investing activities ......       (79,302)    (50,224)
                                                        -----------   ---------

Cash flows from financing activities:
     Borrowings under revolving loans ...............     1,009,150     710,550
     Repayments under revolving loans ...............      (876,300)   (591,650)
     Proceeds from issuance of common stock .........        67,220        --
     Proceeds from issuance of long-term debt .......       825,000     125,000
     Proceeds from issuance of preferred stock ......          --        50,000
     Repayment of long-term debt ....................      (815,141)   (155,348)
     Repurchase of common stock .....................          --       (35,811)
     Debt issuance costs ............................       (12,781)     (3,756)
                                                        -----------   ---------
         Net cash provided by financing activities ..       197,148      98,985
                                                        -----------   ---------

Net increase in cash and cash equivalents ...........         6,710         772
Cash and cash equivalents at beginning of year ......         1,017       2,102
                                                        -----------   ---------
Cash and cash equivalents at end of period ..........   $     7,727   $   2,874
                                                        ===========   =========

Supplementary data:
     Cash interest payments .........................   $    53,232   $  41,112
     Cash income tax payments .......................         1,209         568
     Preferred stock issued in lieu of cash dividend          3,208       1,307

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS'EQUITY
                 (Dollars in thousands, except per share data)



                               Common Stock                            Total
                               ------------  Additional   Accum-   deficiency in
                                        Par    paid-in    ulated   stockholders'
                               Shares  Value   capital    deficit     equity
                               ------  -----   -------    -------     ------

Balance at
  December 31, 1996 ......     885,000  $  9  $ 18,609   $(208,824)  $(190,206)

Adjustment for 17.133145
    for 1 stock split ....  14,277,833   143      (143)       --          --
                            ----------  ----   --------   ---------   ---------

As restated at
  December 31, 1996 for
    stock split ..........  15,162,833   152    18,466    (208,824)   (190,206)

Issuance of common stock .   3,700,001    37    67,183        --        67,220

Conversion of subsidiary
  stock options to parent
    company ..............        --     --     25,286        --        25,286

Net income ...............        --     --       --        27,297      27,297
                            ----------  ----  --------   ---------   ---------

Balance at
  September 30, 1997 .....  18,862,834  $189  $110,935   $(181,527)  $ (70,403)
                            ==========  ====  ========   =========   =========







                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of September 30, 1997 and 1996 and December 31, 1996, Holdings' results of operations for the three and nine months ended September 30, 1997 and 1996, the statements of cash flows for the nine months ended September 30, 1997 and 1996, and the statement of deficiency in stockholders' equity for the nine months ended September 30, 1997.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


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

Net proceeds received from the Offering of $67.2 million were used by the Company to prepay bank term loans and to redeem the Company's remaining outstanding 13 1/4% Senior Discount Debentures due 2002 ("13 1/4% Discount Debentures"). In connection with the early redemption of the 13 1/4% Discount Debentures, the Company incurred a pre-tax extraordinary charge of $0.8 million for the write-off of unamortized deferred financing costs.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


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

For the three and nine months ended September 30, 1997, the Company's basic earnings per share would have been $0.07 and $0.13, respectively, greater than its primary earnings per share. The impact of SFAS No. 128 on the calculation of the Company's fully diluted earnings per share for these quarters is not material.

The weighted average number of common and common equivalent shares increased in the third quarter of 1997 as compared to the third quarter of 1996 due to the issuance of 3,700,001 shares of Common Stock in February 1997, offset by the July 1996 repurchase of 4,283,287 shares of Class B Common Stock (adjusted for the stock split).


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

The aggregate purchase price for the acquisitions of $42.6 million was funded through incremental bank term loan borrowings of $75.0 million (a portion of which was used to repay revolving loan borrowings), and consisted of assets acquired of $56.5 million, including goodwill of $6.6 million, and liabilities assumed of $13.9 million. Goodwill is being amortized over a forty-year period.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


4.       Acquisitions  (continued)

The preliminary purchase price was allocated to inventory, machinery and equipment, and net working capital acquired based upon estimated fair market values as of the date of acquisition.


5.       Inventories

Inventories consisted of the following (in thousands):

                                            Sept. 30,     Sept. 30,     Dec. 31,
                                              1997          1996          1996
                                              ----          ----          ----

Raw materials and supplies ...........      $ 30,837      $ 28,666      $ 30,126
Work-in-process ......................        43,599        41,049        38,015
Finished goods .......................       132,307       111,229       116,498
Spare parts and other ................         8,410         8,054         7,771
                                            --------      --------      --------
                                             215,153       188,998       192,410
Adjustment to value inventory
  at cost on the LIFO Method .........         1,706         1,692         3,571
                                            --------      --------      --------
                                            $216,859      $190,690      $195,981
                                            ========      ========      ========

6.       Refinancings

Credit Agreement

On July 29, 1997, the Company refinanced the indebtedness outstanding under its previous bank credit agreement with proceeds from a new $1.0 billion senior secured credit facility (the "Credit Agreement"). In connection with such refinancing, the Company incurred a pre-tax extraordinary charge of $11.9 million for the write-off of unamortized deferred financing costs.

The Credit Agreement provides the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans. The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


6.       Refinancings (continued)

Credit Agreement (continued)

Principal on the A Term Loans and B Term Loans is required to be repaid in installments during each of the years set forth below (in millions):

            Year           A Term Loan           B Term Loan
         ----------        -----------           -----------
            1997         $     -                $    1.0
            1998              25.0                   2.0
            1999              30.0                   2.0
            2000              35.0                   2.0
            2001              40.0                   2.0
            2002              55.0                   2.0
            2003              65.0                   2.0
            2004               -                     2.0
            2005               -                   185.0
                            ------                ------
           Total            $250.0                $200.0
                            ======                ======

Generally, Revolving Loans may be borrowed, repaid, and reborrowed from time to time until their maturity.

The borrowings under the Credit Agreement may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Banker's Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate in the case of A Term Loans and Revolving Loans; and at the Base Rate plus a margin of 0.5% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.0% in the case of A Term Loans and Revolving Loans; and a margin of 1.5% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings is reset quarterly for the period beginning January 1, 1998 based upon the Leverage Ratio, as defined in the Credit Agreement.

The indebtedness under the Credit Agreement is guaranteed by Holdings and its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of all U.S. subsidiaries of the Company has been pledged to the lenders under the Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


6.       Refinancings (continued)

Credit Agreement (continued)

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

The Debentures are redeemable, at the option of the Company, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

                 Year                            Redemption Price
                 ----                            ----------------
                 2002 ..............                 104.500%
                 2003 ..............                 103.375%
                 2004 ..............                 102.250%
                 2005 ..............                 101.125%
                 2006 and thereafter                 100.000%

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


6.       Refinancings (continued)

9.0% Senior Subordinated Debentures  (continued)

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

Net cash proceeds received from the issuance of the Debentures were approximately $291.5 million, of which the Company used $148.6 million to repay bank term loans under its previous credit agreement and $142.9 to redeem the 11 3/4% Senior Subordinated Notes due 2002 (the "11 3/4% Notes"). As a result of the early repayment of debt, the Company incurred pre-tax extraordinary charges of $5.5 million for the write-off of unamortized deferred financing costs and $7.9 million for premiums paid upon the redemption of the 11 3/4% Notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


6.       Refinancings (continued)

13 1/4% Subordinated Debentures (continued)

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

The Exchange Debentures may be redeemed at any time on or after July 15, 2000, in whole or in part, at the option of the Company at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning July 15 in each of the years set forth below:

               Year                         Redemption Price
               ----                         ----------------
               2000 ..............               109.938%
               2001 ..............               106.625%
               2002 ..............               103.313%
               2003 and thereafter               100.000%

In addition, on or prior to July 15, 2000, Holdings may redeem all (but not less than all) outstanding Exchange Debentures, at a redemption price equal to 110% of their principal amount, plus accrued and unpaid interest to the redemption date, from proceeds of any sale of its common stock.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1997 and 1996 and for the
                 three and nine months then ended is unaudited)


6.       Refinancings (continued)

13 1/4% Subordinated Debentures (continued)

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


7.       Income Taxes

During the first quarter of 1997, the Company determined that it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $23.2 million by releasing the valuation allowance.

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended September 30, 1997 and 1996 are provided below.
                                                    Three Months Ended Sept. 30,
                                                    ----------------------------
                                                          1997           1996
                                                          ----           ----
                                                            (In millions)
Net sales:
     Metal containers and specialty ..............      $  425.1       $  417.6
     Plastic containers ..........................          68.2           56.0
                                                          ------         ------
         Consolidated ............................      $  493.3       $  473.6
                                                          ======         ======

Operating profit:
     Metal containers and specialty ..............      $   46.0       $   39.6
     Plastic containers ..........................           7.5            4.2
     Corporate expense ...........................          (0.5)          (0.2)
                                                          ------         ------
         Consolidated ............................      $   53.0       $   43.6
                                                          ======         ======


Three Months Ended September 30, 1997 Compared with Three Months ended September 30, 1996

Net Sales. Consolidated net sales increased $19.7 million, or 4.2%, to $493.3 million for the three months ended September 30, 1997, as compared to net sales of $473.6 million for the same three months in the prior year. This increase resulted from sales generated by the recent acquisitions and an increase in unit sales by the plastic container business, offset in part by lower sales from the existing metal container business.

Net sales for the metal container business (including net sales of its specialty business of $33.6 million) were $425.1 million for the three months ended September 30, 1997, an increase of $7.5 million, or 1.8%, from net sales of $417.6 million for the same period in 1996.

Sales of metal cans of $391.5 million for the three months ended September 30, 1997 decreased $2.2 million from net sales of metal cans of $393.7 million for the same period in 1996. Lower net sales principally resulted from a decline in unit sales to vegetable pack customers offset by additional sales generated by Finger Lakes Packaging Company Inc. ("Finger Lakes"), acquired by the Company in October 1996.

Sales of specialty items included in the metal container segment increased $9.7 million to $33.6 million during the three months ended September 30, 1997, as compared to $23.9 million for the same period in 1996. The increase was the result of additional revenue generated by Roll-on Closure, acquired by the Company on April 1, 1997.

Net sales for the plastic container business of $68.2 million during the three months ended September 30, 1997 increased $12.2 million, or 21.8%, from net sales of $56.0 million for the same period in 1996. This increase in net sales resulted from both additional sales generated by Rexam Plastics which was acquired on April 1, 1997 and higher unit sales to existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.0% ($424.3 million) for the three months ended September 30, 1997, a decrease of 1.5 percentage points as compared to 87.5% ($414.5 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was attributable to improved operating efficiencies achieved as a result of higher production volumes, plant rationalizations and capital investment benefits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained constant for the three months ended September 30, 1997 and 1996 at 3.2% ($16.0 million and $15.4 million, respectively).

Income from Operations. Income from operations as a percentage of consolidated net sales improved to 10.7% ($53.0 million) for the three months ended September 30, 1997, as compared with 9.2% ($43.6 million) for the same period in the prior year, as a result of the aforementioned improvement in gross margins. The $9.4 million increase in income from operations was primarily attributable to the improved operating performance of both the metal and plastic container businesses along with the contribution from the Company's recent acquisitions.

Income from operations as a percentage of net sales for the metal container business improved to 10.8% ($46.0 million) for the three months ended September 30, 1997, from 9.5% ($39.6 million) for the same period in the prior year. This increase in income from operations as a percentage of net sales primarily related to the continued realization of operating efficiencies from plant rationalizations, capital investment benefits, and lower indirect manufacturing costs.

Income from operations as a percentage of net sales for the plastic container business increased 3.5 percentage points to 11.0% ($7.5 million) for the three months ended September 30, 1997, as compared to 7.5% ($4.2 million) for the same period in 1996. The improved operating performance of the plastic container business was principally attributable to manufacturing efficiencies realized as a result of both increased sales and production volumes and capital investment benefits.

Interest Expense. Interest expense for the three months ended September 30, 1997 declined $1.5 million to $20.9 million from $22.4 million for the same period in 1996. During the third quarter of 1997, the Company completed the refinancing of its bank debt and its 11 3/4% Notes with lower cost indebtedness. Since the third quarter of 1996, the Company has also refinanced the remaining outstanding balance of the 13 1/4% Discount Debentures with a portion of the proceeds from the initial public offering. The benefit of these refinancings resulted in a reduction in interest expense which has been offset in part by additional bank debt used to fund the acquisitions of Finger Lakes, Roll-on Closure and Rexam Plastics and the issuance of the Exchange Debentures in exchange for the Preferred Stock.

Income Taxes. In 1997 the Company determined that it was more likely than not that a portion of the future tax benefits arising from its net operating loss carryforwards would be realizable and, as a result, recorded a provision for income taxes (including both current and deferred taxes) in the third quarter based upon an estimate of the Company's annual effective income tax rate. For the third quarter of 1997 the Company reflected an effective tax rate of 32% ($10.3 million).

In the third quarter of 1996, prior to the recognition of the benefit of the net operating loss carryforward, the Company recorded income taxes based upon only federal, state and foreign cash taxes currently payable. In 1996 the Company realized cash tax savings from the deduction of accreted interest on the retired 13 1/4% Discount Debentures. As a result, the effective tax rate for the third quarter of 1996 was 2% ($0.5 million).

Net Income. As a result of the items discussed above, net income of $21.8 million (before the extraordinary charge of $7.4 million) increased $1.1 million for the three months ended September 30, 1997, as compared to net income of $20.7 million (before the extraordinary charge of $2.1 million and preferred stock dividend requirement of $1.3 million for the third quarter of 1996).

During the third quarter of 1997, the Company incurred an extraordinary charge of $7.4 million, net of tax, for the write-off of unamortized deferred financing costs associated with the refinancing of its previous bank credit agreement. In the third quarter of 1996, the Company incurred an extraordinary charge of $2.1 million, net of taxes, for the write-off of unamortized deferred financing costs associated with the refinancing of the 13 1/4% Discount Debentures.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the nine months ended September 30, 1997 and 1996 are provided below.
                                                     Nine Months Ended Sept. 30,
                                                     ---------------------------
                                                          1997            1996
                                                          ----            ----
                                                             (In millions)
Net sales:
     Metal containers and specialty ............       $   955.4      $   917.8
     Plastic containers ........................           194.9          162.7
                                                        --------       --------
         Consolidated ..........................       $ 1,150.3      $ 1,080.5
                                                        ========       ========

Operating profit:
     Metal containers and specialty ............       $   101.9      $    89.4
     Plastic containers ........................            22.7           13.1
     Non-cash stock option charge ..............           (22.5)           --
     Corporate expense .........................            (1.2)          (0.8)
                                                        --------       --------
         Consolidated ..........................       $   100.9      $   101.7
                                                        ========       ========


Nine Months Ended September 30, 1997 Compared with Nine Months ended September 30, 1996

Net Sales. Consolidated net sales increased $69.8 million, or 6.5%, to $1,150.3 million for the nine months ended September 30, 1997, as compared to net sales of $1,080.5 million for the same nine months in the prior year. This increase resulted primarily from net sales generated by the recently acquired businesses.

Net sales for the metal container business (including net sales of its specialty business of $84.7 million) were $955.4 million for the nine months ended September 30, 1997, an increase of $37.6 million, or 4.1%, from net sales of $917.8 million for the same period in 1996.

Sales of metal cans of $870.7 million for the nine months ended September 30, 1997 were $19.1 million, or 2.2%, greater than net sales of metal cans of $851.6 million for the same period in 1996. The increase resulted from sales generated by Finger Lakes, offset in part by slightly lower unit sales to existing customers.

Sales of specialty items included in the metal container segment increased $18.5 million to $84.7 million during the nine months ended September 30, 1997, from $66.2 million in the same period in 1996. The increase related to sales realized from Roll-on Closure, offset in part by lower unit volume to existing customers.

Net sales for the plastic container business of $194.9 million during the nine months ended September 30, 1997 increased $32.2 million, or 19.8%, from net sales of $162.7 million for the same period in 1996. This increase in net sales resulted from significantly higher unit sales to existing customers and from sales generated by Rexam Plastics.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 85.3% ($981.7 million) for the nine months ended September 30, 1997, a decrease of 1.2 percentage points as compared to 86.5% ($934.8 million) for the same period in 1996. The decrease in cost of goods sold as a percentage of net sales was primarily attributable to improved operating efficiencies achieved as a result of plant rationalizations, capital investment benefits and higher production volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 3.9% ($45.2 million) for the nine months ended September 30, 1997, versus 4.1% ($44.0 million) for the nine months ended September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales principally related to the increase in net sales revenue generated from the recent acquisitions without a commensurate increase in selling, general and administrative costs.

Income from Operations. Before consideration of the non-cash stock option charge, income from operations as a percentage of consolidated net sales for the nine months ended September 30, 1997 would have increased 1.3 percentage points to 10.7% ($123.4 million), as compared to 9.4% ($101.7 million) for the same period in the prior year. Including the non-cash stock option charge of $22.5 million incurred in 1997, income from operations as a percentage of consolidated net sales was 8.8% ($100.9 million) for the nine months ended September 30, 1997.

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

Income from operations as a percentage of net sales for the metal container business improved to 10.7% ($101.9 million) for the nine months ended September 30, 1997, from 9.7% ($89.4 million) for the same period in the prior year. As compared to the prior year the increase in income from operations as a percentage of net sales principally resulted from improved operating efficiencies realized from plant rationalizations and capital investment benefits, and from a normalized production schedule in 1997 as compared to the negative impact of a planned inventory reduction in the first half of 1996.

Income from operations as a percentage of net sales for the plastic container business improved to 11.6% ($22.7 million) for the nine months ended September 30, 1997, as compared to 8.1% ($13.1 million) for the same period in 1996. The improved operating performance of the plastic container business was attributable to both increased sales and production volumes which resulted in lower per unit manufacturing costs and continued manufacturing efficiencies due to capital investment benefits.

Interest Expense. Interest expense for the nine months ended September 30, 1997 declined $6.3 million, from $68.3 million for the same period in 1996 to $62.0 million. Since 1996, the Company has refinanced principally all of its senior and subordinated indebtedness with lower cost indebtedness and equity. The decline in interest expense reflects the benefit of these refinancings, offset in part by interest expense incurred on additional borrowings used to finance the purchases of Finger Lakes, Roll-on Closure and Rexam Plastics.

Income Taxes. The provision for income taxes for the first nine months of 1997 was based upon an estimate of the Company's annual effective tax rate and includes the benefit of the recognition of a portion of the net operating loss carryforward.

In accordance with SFAS No. 109, the Company determined that the future tax benefits arising from its net operating loss carryforward would be realized due to the Company's continued improvement in earnings and increased probability of future taxable income. Accordingly, the Company reduced its valuation allowance and recognized an income tax benefit of $23.2 million during the first quarter of 1997.

For the nine months ended September 30, 1996, prior to the recognition of the benefits of net operating loss carryforward, the Company recorded its income tax provision based only on federal, state and foreign taxes currently payable and reflected the benefit of cash tax savings realized from the deduction of accreted interest on the retired 13 1/4% Discount Debentures.

Net Income. Before consideration of the extraordinary charges and preferred stock dividend requirement, net income for the nine months ended September 30, 1997 was $46.9 million, an increase of $16.5 million over net income of $30.4 million for the nine months ended September 30, 1996.

During 1997, the Company incurred extraordinary charges of $16.4 million (net of tax of $9.7 million) for the write-off of $18.2 million of unamortized deferred financing costs related to the early redemption of the 13 1/4% Discount Debentures, the 11 3/4% Notes, and the refinancing of the bank credit agreement and for premiums paid of $7.9 million upon the redemption of the 11 3/4% Notes.

During 1996, the Company incurred an extraordinary charge of $2.1 million (net of tax of $0.1 million) for the write-off of unamortized deferred financing costs related to the early redemption of a portion of the 13 1/4% Discount Debentures.

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

Since August 1995, the Company has pursued a strategy to further improve its cash flow and operating and financial flexibility by refinancing its higher cost indebtedness with lower cost indebtedness and equity. As part of that strategy, in 1997 the Company refinanced principally all of its outstanding indebtedness. As a result, the Company expects that its interest expense, including amortization of debt financing costs, for the year ended December 31, 1997 will decline approximately $9.0 million as compared to 1996.

In the third quarter of 1997, the Company completed the refinancing of the remaining amounts outstanding under its previous credit facility by entering into a new $1.0 billion senior secured credit facility. The Credit Agreement lowers interest rates, increases the amount of borrowings available to the Company, extends maturities and provides more flexibility to make acquisitions, pay dividends, repurchase stock, and refinance existing indebtedness.

Borrowings under the Credit Agreement currently bear interest at 150 basis points less than the rates under the previous credit facility. The interest rate for A Term Loans and Revolving Loans will initially be prime or LIBOR plus 1.0% and for the B Term Loans 50 basis points higher. The interest rates will be reset quarterly for the period beginning January 1, 1998 based upon the Company's Leverage Ratio, as defined.

During 1997 in implementing its refinancing strategy the Company used proceeds of $67.2 million from the Offering, proceeds of $300.0 million from the issuance of the Debentures, along with borrowings of $75.0 million under the previous credit agreement and $450.0 million of term loans under the new Credit Agreement to repay $59.0 million principal amount of 13 1/4% Discount Debentures, refinance $613.3 million of term loans under the previous credit agreement, redeem the 11 3/4% Notes for $142.9 million and pay fees and expenses related thereto of $12.8 million.

Through September 30, 1997, the Company has used excess proceeds of $64.2 million realized from the refinancings referred to above and borrowings of $132.9 million of revolving loans to fund cash used by operations of $111.1 million for the Company's seasonal working capital needs, capital expenditures of $36.7 million (net of asset sales), the acquisitions of Roll-on Closure and Rexam Plastics for $42.6 million, and an increase in cash balances of $6.7 million.

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

In addition to its operating cash needs, the Company believes its cash requirements over the next several years will consist primarily of (i) annual capital expenditures of $55.0 to $65.0 million, (ii) scheduled annual principal amortization payments of bank term loans under the Credit Agreement of $27.0 million, $32.0 million, $37.0 million and $42.0 million beginning in December 1998, (iii) expenditures expected to range between $20.0 million to $30.0 million over the next three years associated with plant rationalizations, employee severance and administrative workforce reductions, other plant exit costs and employee relocation costs relating to AN Can, (iv) the Company's interest requirements, including interest on revolving loans under the Credit Agreement, the principal amount of which will vary depending upon seasonal requirements, bank term loans under the Credit Agreement, most of which bear fluctuating rates of interest, the Exchange Debentures (for which the Company intends to make future interest payments in cash) and the Debentures, and (v) payments of approximately $5.0 million (based on the Company's current estimate of its 1997 net income) for federal and state tax liabilities in 1997. Beginning in 1998, the Company expects to incur federal tax liability at the alternative minimum tax rates then in effect.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                               Description
--------------                               -----------
     11                                 Computation of Earnings Per Common Share
     27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

On August 8, 1997, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the new Credit Agreement.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               SILGAN HOLDINGS INC.


Dated:  November 7, 1997                       /s/Harley Rankin, Jr.
------------------------                       ---------------------
                                               Harley Rankin, Jr.
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)




Dated:  November 7, 1997                       /s/Harold J. Rodriguez, Jr.
------------------------                       ---------------------------
                                               Harold J. Rodriguez, Jr.
                                               Vice President and Controller
                                               (Chief Accounting Officer)