Form 10-K
period 1997-12-31
SILGAN HOLDINGS INC
filed 1998-03-26
CIK 849869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

                        Commission file number 000-22117

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $462,588,501.

As of February 27, 1998, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 18,874,834.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS



                                                                                           Page
                                                                                           ----


PART I......................................................................................1
   Item 1.     Business.....................................................................1
   Item 2.     Properties..................................................................11
   Item 3.     Legal Proceedings...........................................................13
   Item 4.     Submission of Matters to a Vote of Security Holders.........................13
PART II....................................................................................14
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......14
   Item 6.     Selected Financial Data.....................................................14
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations..................................................................18
   Item 8.     Financial Statements and Supplementary Data.................................31
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................................32
PART III...................................................................................32
   Item 10.    Directors and Executive Officers of the Registrant..........................35
   Item 11.    Executive Compensation......................................................35
   Item 12.    Security Ownership of Certain Beneficial Owners and Management..............35
   Item 13.    Certain Relationships and Related Transactions..............................35
PART IV....................................................................................36
   Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K..........36


                                     PART I

Item 1.  Business

General

         Silgan Holdings Inc. ("Holdings", together with its direct and indirect owned subsidiaries, the "Company") is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and
(iii) specialty packaging items, including metal caps and closures, aluminum roll-on closures, plastic bowls and paper containers used by processors in the food and beverage industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 1997 of 36% in the United States, a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

         The Company was founded in 1987 by its Co-Chief Executive Officers. Since its inception, the Company has acquired fourteen businesses, including the acquisitions of the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC") in August 1995 for a purchase price of approximately $362.0 million (including net working capital of approximately $156.0 million) and the U.S. metal container manufacturing business ("DM Can") of Del Monte Corporation ("Del Monte") in December 1993 for a purchase price of approximately $73.3 million (including net working capital of approximately $21.9 million). Since October 1996, the Company has acquired (i) the assets of Winn Packaging Co. ("Winn"), a manufacturer of decorated rigid plastic containers; (ii) the North American aluminum roll-on closure business ("Roll-on Closures") of Alcoa Closure Systems International, Inc. ("Alcoa"); (iii) the North American plastic container business ("Rexam Plastics") of Rexam plc and Rexam Plastics Inc. (collectively, "Rexam"); and (iv) the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), the metal food container manufacturing subsidiary of Curtice Burns Foods, Inc. ("Curtice Burns"). See "--Company History" and "--Recent Developments." Additionally, the Company recently announced that it has reached an agreement in principle to acquire the metal container manufacturing assets of Campbell Soup Company ("Campbell") and, as part of that transaction, to supply metal containers to Campbell pursuant to a long-term supply agreement. See "--Recent Developments."

         The Company's strategy has enabled it to rapidly increase its net sales and income from operations. The Company's net sales have increased from $645.5 million in 1993 to $1,511.4 million in 1997, representing a compound annual growth rate of approximately 24%. During this period, income from operations increased from $41.8 million in 1993 to $147.1 million in 1997 (excluding the effect of the $22.5 million non-cash stock option charge resulting from the Company's initial public offering (the "IPO") in February 1997 of its Common Stock (the "Common Stock")), representing a compound annual growth rate of approximately 37%, while the Company's income from operations as a percentage of net sales (excluding the effect of such non-cash stock option charge) increased
3.2 percentage points from 6.5% to 9.7% over the same period.

         The Company's philosophy, which has contributed to its strong performance since inception, is based on: (i) a significant equity ownership by management and an entrepreneurial approach to business, (ii) its low cost producer position and (iii) its long-term customer relationships. The Company's senior management has a significant ownership interest in the Company, which fosters an entrepreneurial management style and places a primary focus on creating shareholder value. The Company has achieved a low cost producer status through (i) the maintenance of a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of total net sales, (ii) purchasing economies, (iii) significant capital investments that have generated manufacturing and production efficiencies, (iv) plant consolidations and rationalizations and (v) the proximity of its plants to its customers. The Company's philosophy has also been to develop long-term customer relationships by acting in partnership with customers, providing reliable quality and service and utilizing its low cost producer position. This philosophy has resulted in numerous long-term supply contracts, high retention of customers' business and recognition from customers, as demonstrated by its many quality and service awards.

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

         Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal container, plastic container and specialty markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets. For example, during the past eleven years, the metal container market has experienced significant consolidation due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal container manufacturing operations of Nestle Food Company ("Nestle"), The Dial Corporation ("Dial"), Del Monte and Curtice Burns reflect this trend. This trend has continued as evidenced by the Company's recent agreement in principle to acquire the metal container manufacturing assets of Campbell. See "--Recent Developments." As a result of its growth strategy, the Company has more than tripled its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 36% in 1997. The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $263.3 million in 1997 primarily through strategic acquisitions. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment, as evidenced by its recent acquisitions of Winn and Rexam Plastics.

         The Company also expects to generate internal growth due to its participation in certain higher growth segments of the consumer goods packaging market. For example, due to increasing consumer preference for plastic as a substitute for glass, the Company is aggressively pursuing opportunities for its custom designed polyethylene terephthalate ("PET") and high density polyethylene ("HDPE") containers. These opportunities include producing PET containers for regional bottled water companies, and HDPE and PET containers for products such as shampoo, mouthwash, salad dressing and liquor. The Company also believes that there will be opportunities to expand its specialty business, which generated net sales of $113.6 million in 1997. Specialty products manufactured by the Company include metal closures for vacuum sealed glass containers; aluminum roll-on closures; its licensed Omni plastic container, a plastic, microwaveable bowl with an easy-open metal end; and paper containers.

         Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the Roll-on Closures and AN Can acquisitions, the Company expanded its specialty business into aluminum roll-on closures, metal caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Many of these segments are experiencing consolidation.

         Enhance Profitability of Acquired Companies. The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its increased purchasing volume and from the elimination of redundant selling and administrative functions, as well as from the investment of capital to upgrade the acquired facilities. In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities by making capital investments for productivity improvements and manufacturing cost reductions.

Financial Strategy

         The Company's financial strategy has been to use leverage to support its growth and optimize shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to continue to apply this financial strategy in its business. Additionally, the Company's IPO in February 1997 provides it with improved financial flexibility to implement its growth strategy.

         As the Company's revenues and operating income have increased and the Company's financial position has improved, the Company has pursued a refinancing strategy to further improve its cash flow and its operating and financial flexibility by refinancing its higher cost indebtedness with lower cost indebtedness and equity and by extending the maturity of its indebtedness. As part of this refinancing strategy, the Company refinanced all of its 13-1/4% Senior Discount Debentures due 2002 ($275.0 million principal amount) (the "Discount Debentures") and its 11-3/4% Senior Subordinated Notes due 2002 ($135.0 million principal amount) (the "11-3/4% Notes") with (i) proceeds received from the IPO, (ii) proceeds received by the Company from the issuance and sale of $300 million principal amount of its 9% Senior Subordinated Debentures due 2009 (the "9% Debentures"), (iii) a portion of the proceeds received by the Company from the issuance and sale by the Company (the "Preferred Stock Sale") of its Exchangeable Preferred Stock Mandatorily
Redeemable 2006 (the "Exchangeable Preferred Stock") (which the Company subsequently exchanged for $56.2 million principal amount of its 13-1/4% Subordinated Debentures due 2006 (the "Exchange Debentures"), thereby allowing the Company to deduct interest paid thereon), and (iv) lower cost bank indebtedness.

         In July 1997, the Company completed the refinancing of approximately $600 million of existing bank indebtedness by entering into a new U.S. senior secured credit facility. This credit facility provided the Company with a total senior secured credit facility of $1.0 billion, which included $450.0 million of term loans (the "Term Loans") and a revolving loan commitment of $550.0 million (the "Revolving Loan Facility" or the "Revolving Loans"). The Revolving Loans are available to the Company for its working capital and general corporate purposes (including acquisitions). The Company anticipates that up to $150 million of the Revolving Loan Facility will be used in 1998 for seasonal working capital needs. The balance of the Revolving Loan Facility is available to the Company to pursue its growth strategy or for other permitted purposes. The Company financed the acquisition of Winn in January 1998 through the Revolving Loan Facility, and the Company intends to finance the acquisition of Campbell's can manufacturing assets through the Revolving Loan Facility. The new U.S. senior secured credit facility also (i) lowered the interest rates on the Company's senior secured borrowings by approximately 150 basis points, (ii) extended the maturities of the Company's senior secured borrowings by 3-4 years, and (iii) changed certain covenants to further improve the Company's operating and financial flexibility, including changes to provide more flexibility to engage in mergers and acquisitions, make capital expenditures, incur indebtedness, pay dividends, repurchase stock and refinance existing indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

         As a result of the refinancings described above, the Company's interest expense for 1997 was reduced by 9.7%, or $8.7 million, to $80.7 million as compared to $89.4 million for 1996. The Company estimates that interest expense for 1997 would have been approximately $75.8 million, or $13.6 million less than interest expense for 1996, if all such refinancings had occurred at the beginning of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Benefits of Debt Refinancings."

Business Segments

         Holdings is a holding company that conducts its business through two operating companies, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"). See Note 18 to the Company's Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

         Containers. For 1997, Containers had net sales of $1,248.1 million (83% of the Company's net sales) and income from operations of $120.4 million (81% of the Company's income from operations) (without giving effect to the non-cash stock option charge incurred in connection with the IPO and to corporate expense). Containers has realized compound annual unit sales growth in excess of 23% since 1993, despite the relative maturity of the U.S. food can industry. Containers is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. Containers manufactures metal containers for vegetables, fruit, pet food, meat, tomato based products, coffee, soup, seafood and evaporated milk. The Company estimates that approximately 77% of Containers' projected sales in 1998 will be pursuant to long-term supply arrangements. Containers has agreements with Nestle (the "Nestle Supply Agreements") pursuant to which Containers supplies a majority of Nestle's metal container requirements, and an agreement with Del Monte (the "DM Supply Agreement") pursuant to which Containers supplies substantially all of Del Monte's metal container requirements. In addition to Nestle and Del Monte, Containers has multi-year supply arrangements with several other major food processors. See "--Sales and Marketing."

         Containers also manufactures certain specialty packaging items, including metal caps and closures, aluminum roll-on closures, plastic bowls and paper containers, used by processors in the food and beverage industry. For 1997, Containers had net sales of specialty packaging items of $113.6 million.

         Plastics. For 1997, Plastics had net sales of $263.3 million (17% of the Company's net sales) and income from operations of $28.5 million (19% of the Company's income from operations) (without giving effect to the non-cash stock option charge incurred in connection with the IPO and to corporate expense). Plastics is aggressively pursuing opportunities in custom designed PET and HDPE containers. Plastics emphasizes value-added design, fabrication and decoration of custom containers in its business. Plastics manufactures custom designed HDPE containers for health and personal care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. Plastics also manufactures PET custom designed containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, salad dressings, condiments, instant coffee, bottled water and liquor. While many of Plastics' larger competitors manufacture extrusion blow-molded plastic containers that employ technology oriented to large bottles and long production runs, Plastics has focused on mid-sized, extrusion blow-molded plastic containers requiring special decoration and shorter production runs. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations.

Manufacturing and Production

         As is the practice in the industry, most of the Company's metal and plastic container customers provide it with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. Both Containers and Plastics schedule their production to meet their customers' requirements. Because the production time for the Company's products is short, the backlog of consumer orders in relation to its sales is not significant.

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

Plastic Container Business

         The Company utilized two basic processes to produce plastic bottles. In the extrusion blow molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection blow molding process, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

         The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of post-consumer recycled ("PCR") resins because of the relatively low capital costs required to convert its equipment to utilize multi-layer container construction.

         The Company's decorating methods for its plastic products include (1) in-mold labeling which applies a paper or plastic film label to the bottle during the blowing process and (2) post-mold decoration. Post-mold decoration includes (i) silk screen decoration which enables the applications of images in multiple colors to the bottle, (ii) pressure sensitive decoration which uses a plastic film or paper label with an adhesive, (iii) heat transfer decoration which uses a plastic coated label applied by heat, and (iv) hot stamping decoration which transfers images from a die using metallic foils. The Company has state-of-the-art decorating equipment, including, management believes, several of the largest sophisticated decorating facilities in the country.

Raw Materials

         The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials and, based upon the existing arrangements with suppliers, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers in accordance with the Company's long-term supply arrangements and otherwise, any inability to do so in the future could have a significant impact on the Company's results of operations.

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

Plastic Container Business

         The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such a recycled PET, HDPE-PCR and virgin HDPE and PET and, to a lesser extent, low density polyethylene, extrudable polyethylene terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

         The  Company's  philosophy  has  been  to  develop  long-term  customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. The Company markets its products in most areas of North America primarily by a direct sales force and for its plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. See also "--Competition."

         In 1997, 1996 and 1995, approximately 17%, 17% and 21%, respectively, of the Company's sales were to Nestle, and approximately 11%, 12% and 15%, respectively, of the Company's sales were to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

Metal Container Business

         The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in 1997 of approximately 36% in the United States. Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that approximately 77% of its projected metal container sales in 1998 will be pursuant to such arrangements. To retain its multi-year supply arrangements, historically the Company has agreed to price concessions in exchange for term extensions or other modifications to existing contracts. Generally, the Company has entered into such an agreement with a customer prior to the date that such customer can receive competitive proposals under its multi-year supply arrangement. These price concessions have not had a material adverse effect on the Company's results of operations. There can be no assurance, however, that future price concessions, if any, will not have a material adverse effect on the Company's results of operations.

          Since  its  inception  in  1987,   Containers  has  supplied   Nestle
with substantially all of the metal container requirements of the former Carnation operations of Nestle pursuant to the Nestle Supply Agreements. In 1997, sales of metal containers by the Company to Nestle were $252.6 million.

         Effective November 1996, the terms of three of the Nestle Supply Agreements (representing approximately 10% of the Company's 1997 sales) were extended through 2004 in return for certain price concessions. These price concessions did not have a material adverse effect on the Company's results of operations. These Nestle Supply Agreements provide for certain prices and specify that such prices will be increased or decreased based upon cost change formulas set forth therein. These agreements contain provisions that require Containers to maintain certain levels of product quality, service and delivery in order to retain the business. In the event of a breach of any such agreement, Nestle may terminate such Nestle Supply Agreement but the other Nestle Supply Agreements would remain in effect. Under certain limited circumstances, beginning in January 2000 Nestle may receive competitive bids for the metal containers supplied by Containers under these agreements, and Containers has the right to match any such bids. If Containers matches a competitive bid, it may result in reduced sales prices with respect to the metal containers that are the subject of such competitive bid. In the event that Containers chooses not to match a competitive bid, such metal containers may be purchased from the competitive bidder at the competitive bid price for the term of the bid. Until a competitive bid is received, the Company cannot predict the effect, if any, on its results of operations of matching or not matching any such bids.

         The terms of the remaining six Nestle Supply Agreements (representing approximately 6% of the Company's 1997 sales) expired in 1997. Except for one-third of such sales (approximately 2% of the Company's 1997 sales) which are now being supplied to Del Monte pursuant to the DM Supply Agreement as a result of the acquisition by Del Monte of certain assets of Nestle, the Company is continuing to supply such metal containers to Nestle for the 1998 supply year. There can be no assurance, however, that the Company will continue to supply such metal containers to Nestle in any future period. However, the Company believes that the loss of any such volume would not have a material adverse effect on the Company's results of operations.

         On December 21, 1993, Containers and Del Monte entered into the DM Supply Agreement. Under the DM Supply Agreement, Del Monte has agreed to purchase from Containers, and Containers has agreed to sell to Del Monte, for a period of ten years substantially all of Del Monte's annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. In 1997, sales of metal containers by the Company to Del Monte were $166.8 million.

         The DM Supply Agreement provides for certain prices for all metal containers supplied by Containers to Del Monte thereunder and specifies that such prices will be increased or decreased based upon specified cost change formulas. Under the DM Supply Agreement, beginning in December 1998 Del Monte may, under certain circumstances, receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that Containers furnishes to Del Monte, which proposals must be for the remainder of the term of the DM Supply Agreement and for 100% of the annual volume of containers at one or more of Del Monte's canneries. Containers has the right to retain the business subject to the terms and conditions of such competitive proposal. There can be no assurance that any such proposal will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. The Company cannot accurately predict the effect, if any, on its results of operations of matching or not matching any such proposal.

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

Plastic Container Business

         The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, oral care, pharmaceutical and other health care applications. The Company's largest customers in these product segments include the Helene Curtis and Chesebrough-Ponds USA divisions of Unilever United States, Inc., Procter & Gamble Co., Warner-Lambert Company, Avon Products, Inc. and Bristol-Myers Squibb Co. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, and bottled water and liquor. Customers in these product segments include Procter & Gamble Co., Kraft Foods Inc., The Torbitt & Castleman Company and General Mills, Inc.

         As part of its marketing strategy, the Company has arrangements to sell some of its plastic products to distributors, who in turn sell such products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic molds with decoration, color and neck finishes added to meet the distributors' individual requirements. The distributors' warehouses and their sales personnel enable the Company to market and inventory a wide range of such products to a variety of customers.

         Plastics has written purchase orders or contracts for the supply of containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 2 to 5 years.

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

         Because of the high cost of transporting empty containers, the Company generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company could be disadvantaged by the relocation of a major customer. As of February 28, 1998, the Company operated 54 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

Metal Container Business

         Of the commercial metal container manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

         Although metal containers face continued competition from plastic, paper, glass and composite containers, management believes that metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures, where the contents are packaged in large or institutional quantities (14 to 64 oz.) or where long-term storage of the product is desirable. Management also believes that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport.

Plastic Container Business

         Plastics competes with a number of large national producers of health, personal care, food, beverage, pharmaceutical and household chemical plastic container products, including Owens-Brockway Plastics Products, a division of Owens-Illinois, Inc., Constar Plastics Inc., a subsidiary of Crown Cork and Seal Company, Inc., Schmalbach-Lubeca AG, Continental Plastics Inc. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Employees

         As of December 31, 1997, the Company employed approximately 1,195 salaried and 4,180 hourly employees on a full-time basis. Approximately 60% of the Company's hourly plant employees are represented by a variety of unions.

         The Company's labor contracts expire at various times between 1998 and 2008. Contracts covering approximately 14% of the Company's hourly employees presently expire during 1998. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

         The Company is also subject to the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of its plants.

         Management does not believe that any of the regulatory matters described above individually or in the aggregate will have a material effect on the Company's capital expenditures, earnings, financial position or competitive position.

Research and Product Development

         The Company's research, product development and product engineering efforts relating to its metal containers business are conducted at its new research facility in Oconomowoc, Wisconsin.

         The Company's research, product development and product engineering efforts with respect to its plastic containers business are performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility. In addition to its research and development staff, the Company participates in arrangements with three non-U.S. plastic container manufacturers that allow for an exchange of technology among these manufacturers. Pursuant to these arrangements, the Company licenses its blow molding technology to such manufacturers.

Company History

         Holdings is a Delaware corporation organized in April 1989, that, in June 1989, through a merger acquired all of the outstanding common stock of Silgan Corporation. Silgan Corporation was a Delaware corporation formed in August 1987 as a holding company to acquire interests in various packaging manufacturers. In June 1997, Silgan Corporation was merged with and into Holdings, with Holdings being the surviving corporation. Holdings' principal assets are all of the outstanding capital stock of Containers and Plastics.

         Since its inception in 1987, the Company has completed the following acquisitions:



        Acquired Business                         Year         Products
        -----------------                         ----         --------

Metal Container Manufacturing division of Nestle  1987   Metal food containers
Monsanto Company's plastic container business     1987   Plastic containers
Fort Madison Can Company of Dial                  1988   Metal food containers
Seaboard Carton Division of Nestle                1988   Paper containers
Aim Packaging, Inc.                               1989   Plastic containers
Fortune Plastics Inc.                             1989   Plastic containers
Express Plastic Containers Limited                1989   Plastic containers
Amoco Container Company                           1989   Plastic containers
Del Monte's U.S. can manufacturing operations     1993   Metal food containers
Food Metal and Specialty business of ANC          1995   Metal food containers,
                                                         metal caps and closures
                                                         and Omni plastic
                                                         containers
Finger Lakes, a subsidiary of Curtice Burns       1996   Metal food containers
Alcoa's North American aluminum roll-on closure   1997   Aluminum roll-on
business                                                 closures
Rexam's North American plastic container business 1997   Plastic containers and
                                                         closures
Winn Packaging Co.                                1998   Plastic containers



Recent Developments

         On February 18, 1998, the Company announced that it had reached an agreement in principle with Campbell for the purchase of Campbell's can manufacturing assets located in Campbell's facilities in Maxton, North Carolina; Napoleon, Ohio; Paris, Texas; and Sacramento, California. The purchase price payable by the Company for the assets is estimated to be approximately $125 million, and will be determined at the closing of the transaction. The Company expects to finance this acquisition with Revolving Loans under its U.S. credit agreement. As part of the transaction, the Company and Campbell will enter into a long-term supply agreement for the supply by the Company to Campbell of substantially all of Campbell's metal container requirements. Annual sales to Campbell under the supply agreement are expected to be in excess of $200 million. The transaction is subject to negotiation and execution of definitive documentation and other customary terms and conditions.

         On January 1, 1998, Plastics acquired substantially all of the assets of Winn, a private manufacturer and marketer of rigid plastic containers serving the personal care, automotive and household chemical markets with estimated sales of approximately $23 million in 1997. As part of the transaction, Plastics leased Winn's facility in Fairfield, Ohio. Plastics financed this acquisition through Revolving Loans under the U.S. credit agreement.

Item 2.  Properties

         Holdings' principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for Containers and Plastics are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 14515 N. Outer Forty, Chesterfield, Missouri 63017, respectively. All of these offices are leased by the Company.

         The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 33 metal container and 5 specialty packaging manufacturing facilities and 16 plastic container manufacturing facilities. Twenty-three of these facilities are owned and 31 are leased by the Company. The leases expire at various time through 2020. Some of these leases provide renewal options.

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1998 for its metal container business:




                                                   Approximate Building Area
Location                                                (square feet)
--------                                                -------------

Tarrant, AL .......................................      89,000 (leased)
City of Industry, CA ..............................      50,000 (leased)
Kingsburg, CA .....................................      37,783 (leased)
Modesto, CA .......................................      35,585 (leased)
Modesto, CA .......................................     128,000 (leased)
Modesto, CA .......................................     150,000 (leased)
Riverbank, CA .....................................     167,000
San Leandro, CA ...................................     200,000 (leased)
Stockton, CA ......................................     243,500
Norwalk, CT .......................................      14,359 (leased)
Broadview, IL .....................................      85,000
Hoopeston, IL .....................................     323,000
Rochelle, IL ......................................     175,000
Waukegan, IL ......................................      40,000 (leased)
Woodstock, IL .....................................     160,000 (leased)
Evansville, IN ....................................     188,000
Hammond, IN .......................................     160,000 (leased)
Laporte, IN .......................................     144,000 (leased)
Richmond, IN ......................................     462,000
Fort Madison, IA ..................................      66,000
Ft. Dodge, IA .....................................      49,500 (leased)
Benton Harbor, MI .................................      20,246 (leased)
Savage, MN ........................................     160,000
St. Paul, MN ......................................     470,000
Mt. Vernon, MO ....................................     100,000
Northtown, MO .....................................     112,000 (leased)
St. Joseph, MO ....................................     173,725
St. Louis, MO .....................................     174,000 (leased)
Edison, NJ ........................................     260,000
Lyons, NY .........................................     149,687
Crystal City, TX ..................................      26,045 (leased)
Toppenish, WA .....................................     105,000
Vancouver, WA .....................................     127,000 (leased)
Menomonee Falls, WI ...............................     116,000
Menomonie, WI .....................................      60,000 (leased)
Oconomowoc, WI ....................................     105,200
Plover, WI ........................................      88,000 (leased)
Waupun, WI ........................................     212,000

         Below is a list of the Company's operating facilities, including attached warehouses, as of February 28, 1998 for its plastic container business:

                                                  Approximate Building Area
Location                                                (square feet)
--------                                                -------------

Anaheim, CA .......................................     127,000 (leased)
Deep River, CT ....................................     140,000
Monroe, GA ........................................     139,600
Norcross, GA ......................................      59,000 (leased)
Flora, IL .........................................      56,400
Ligonier, IN ......................................     469,000 (276,000 leased)
Seymour, IN .......................................     406,000
Franklin, KY ......................................     122,000 (leased)
Fairfield, OH .....................................     185,350 (leased)
Port Clinton, OH ..................................     257,400 (leased)
Langhorne, PA .....................................     156,000 (leased)
Mississauga, Ontario ..............................      75,000 (leased)
Mississauga, Ontario ..............................      62,630 (leased)
Scarborough, Ontario ..............................     117,000
Lachine, Quebec ...................................     113,313 (leased)
Lachine, Quebec ...................................      77,820 (leased)



         The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. All of the Company's U.S. facilities are subject to liens in favor of the banks under the U.S. credit agreement, and all of the Company's Canadian facilities are subject to liens in favor of the banks under the Company's Canadian credit agreement.

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

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock has been quoted on the Nasdaq National Market System since February 14, 1997 (Nasdaq Symbol: SLGN). As of February 27, 1998, there were approximately 94 holders of record of the Common Stock. The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Company's Board of Directors. The Company's U.S. credit agreement, the 9% Debentures and the Exchange Debentures allow the Company to pay dividends up to specified limits. The following table sets forth the high and low bid information per share of the Common Stock as quoted by the Nasdaq National Market System during each of the four quarters of 1997.

                                     High      Low
                                     ----      ---

              First Quarter      $  26.25   $ 21.875
              Second Quarter        39.625    24.75
              Third Quarter         41.50     36.375
              Fourth Quarter        40.25     28.50


Item 6.  Selected Financial Data

         Set forth below are selected historical consolidated financial data of the Company at December 31, 1997, 1996, 1995, 1994 and 1993 and for the years then ended.

         The selected historical consolidated financial data of the Company at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 (with the exception of employee data) were derived from the historical consolidated financial statements of the Company for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of the Company at December 31, 1995, 1994, and 1993 and for the years ended December 31, 1994 and 1993 were derived from the historical audited consolidated financial statements of the Company for such periods.

         The selected historical consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                        Selected Financial Data

                                                                                Year Ended December 31,
                                                                                -----------------------

                                                            1997       1996(a)      1995(a)      1994(b)      1993(b)
                                                           ------      -------      -------      -------      -------

                                                                        (Dollars in millions, except per share data)
Operating Data:
Net sales ...........................................  $  1,511.4    $ 1,405.7    $ 1,101.9     $  861.4    $   645.5
Cost of goods sold ..................................     1,303.5      1,221.9        970.5        748.3        571.2
                                                         --------     --------      -------      -------       ------
Gross profit ........................................       207.9        183.8        131.4        113.1         74.3
Selling, general and administrative expenses ........        60.8         60.5         46.9         38.0         32.5
Non-cash stock option charge (c) ....................        22.5          --           --           --           --
Reduction in carrying value of assets (d) ...........        --            --          14.7         16.7          --
                                                         ---------    ---------     --------      -------       ------
Income from operations ..............................       124.6        123.3         69.8         58.4         41.8
Interest expense and other related financing costs...        80.7         89.4         80.7         65.8         54.3
                                                         ---------    ---------     --------      -------       ------
Income (loss) before income taxes ...................        43.9         33.9        (10.9)        (7.4)       (12.5)
Income tax (benefit) provision (e)...................        (6.7)         3.3          5.1          5.6          1.9
                                                         ---------    ---------    ---------      -------       ------
Income (loss) before extraordinary charges and
  cumulative effect of changes in accounting
  principles..........................................       50.6         30.6        (16.0)       (13.0)       (14.4)
Extraordinary charges relating to early
  extinguishment of debt..............................       16.4          2.2          5.8          --           1.3
Cumulative effect of changes in accounting
  principles (f) .....................................        --           --           --           --           6.3
                                                         ---------    ---------    ---------      -------       ------
Net income (loss) before preferred stock dividend
  requirement ........................................       34.2         28.4        (21.8)       (13.0)       (22.0)
Preferred stock dividend requirement                          3.2          3.0          --           --           --
                                                         ---------    ---------    ---------      -------       ------
Net income (loss) applicable to  common shareholders.. $     31.0    $    25.4    $   (21.8)    $  (13.0)   $   (22.0)
                                                           =======      =======      =======      =======       =======
Basic earnings per common share: (g)..................
  Income (loss) before extraordinary charges ......... $     2.75    $    1.75    $   (0.82)    $  (0.67)   $   (0.94)
  Extraordinary charges ..............................      (0.89)       (0.13)       (0.30)         --         (0.09)
  Cumulative effect of changes in accounting
    principles ......................................         --           --           --           --         (0.41)
  Preferred stock dividend requirement...............       (0.18)       (0.17)         --           --           --
                                                           ---------    ---------     -------      -------      ------
  Net income (loss)  per common share ..............   $     1.68    $    1.45    $   (1.12)    $  (0.67)   $   (1.44)
                                                           =========    ========     ========     ========     =======
Diluted earnings per common share: (g)
  Income (loss) before extraordinary charges .......   $     2.56    $    1.65    $   (0.82)    $  (0.67)   $   (0.94)
  Extraordinary charges ............................        (0.83)       (0.12)       (0.30)         --         (0.09)
  Cumulative effect of changes in accounting
    principles......................................          --           --           --           --         (0.41)
  Preferred stock dividend requirement..............        (0.16)       (0.16)         --           --           --
                                                           ---------    ---------    -------       -------      ------
  Net income (loss) per diluted common share .......   $     1.57    $    1.37    $   (1.12)    $  (0.67)   $   (1.44)
                                                           =========    =========    =========    =========    =======
Selected Segment Data:
Net sales:
  Metal container business .........................   $  1,248.1    $ 1,189.3    $   882.3     $  657.1    $   459.2
  Plastic container business .......................        263.3        216.4        219.6        204.3        186.3
Income (loss) from operations (h):
  Metal container business .........................        120.4        106.1         58.2         59.8         42.3
  Plastic container business .......................         28.5         18.4         13.2         (0.1)         0.6


Other Data:
Adjusted EBITDA (i) .................................  $    213.9    $   186.0    $   132.4     $  114.5    $    76.1
Capital expenditures ................................        62.2         56.9         51.9         29.2         42.5
Depreciation and amortization (j) ...................        63.4         59.3         45.4         37.2         33.8
Cash flows provided by operating activities .........       117.9        125.2        209.6         47.3         48.1
Cash flow used for investing activities .............      (100.5)       (98.3)      (397.1)       (27.9)      (116.1)
Cash flows provided by (used for) financing
 activities .........................................        35.3        (27.9)       186.9        (17.0)        65.3
Number of employees (at end of period) (k) ..........       5,375        5,525        5,110        4,000        3,330

Balance Sheet Data (at end of period):
Total assets ........................................  $  1,050.6    $   913.5    $   900.0     $  504.3    $   497.6
Total debt ..........................................       805.3        760.0        786.1        545.3        527.9
Redeemable preferred stock ..........................        --           53.0         --           --           --
Deficiency in stockholders' equity ..................       (67.3)      (191.0)      (180.6)      (158.9)      (145.6)

                                                                                                  (footnotes follow)

                        Notes to Selected Financial Data

(a) On August 1, 1995, the Company acquired AN Can for a purchase price of $362.0 million (including the purchase from ANC of its St. Louis facility in May 1996 for $13.1 million). The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

(b) On December 21, 1993, the Company acquired DM Can for a purchase price of approximately $73.3 million. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date.

(c) In connection with the IPO, the Company recognized a non-cash charge of $22.5 million at the time of the IPO in 1997 for the excess of fair market value over the grant price of certain stock options, less $3.7 million previously accrued. See Note 13 to the Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

(d) Based upon a review of its depreciable assets, the Company determined that certain adjustments were necessary to properly reflect net realizable values. In 1995, the metal container business recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $7.2 million and $9.5 million were recorded by the metal container business and plastic container business, respectively, to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and for technologically obsolete and inoperable machinery and equipment.

(e) During 1997, the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income. Accordingly, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company recognized an income tax benefit for its recoverable net operating loss carryforward. See Note 11 to the Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

(f) During 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions", SFAS No. 109, "Accounting for Income Taxes" and SFAS No. 112, "Employers Accounting for Postemployment Benefits." The Company did not elect to restate prior years' financial statements for any of these pronouncements.

(g) All earnings per share amounts for all periods presented have been restated and conform to the requirements of SFAS No. 128. See Notes 1 and 16 to the Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

(h) Income (loss) from operations in the selected segment data includes charges incurred for the reduction in carrying value of certain assets for the metal containers business of $14.7 million and $7.2 million for the years ended December 31, 1995 and 1994 and for the plastic containers business of $9.5 million for the year ended December 31, 1994, as referred to in footnote (d) above. Income (loss) from operations excludes the non-cash stock option charge of $22.5 million incurred as a result of the IPO, as referred to in footnote (c) above. Income from operations for both the metal container and plastic container businesses excludes corporate expense.

(i) "Adjusted EBITDA" means consolidated net income before extraordinary charges, cumulative effect of changes in accounting principles and preferred stock dividends plus, to the extent reflected in the income statement for the applicable period, without duplication, consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back expenses relating to postretirement health care costs (which amounted to $3.4 million, $2.6 million, $1.7 million, $0.7 million and $0.5 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively), the reduction in carrying value of assets (which were $14.7 million and $16.7 million for the years ended December 31, 1995 and 1994, respectively) and certain other non-cash charges (which included a charge of $22.5 million incurred in 1997 in connection with the IPO as referred to in footnote (c) above and charges relating to the vesting of benefits under Stock Appreciation Rights ("SARs") of $0.8 million for each of the years ended December 31, 1996 and

     1995 and $1.5 million for the year ended December 31, 1994). The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it to be important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with Generally Accepted Accounting Principles ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of operations and consolidated statements of cash flows of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(j) Depreciation and amortization excluded amortization of debt financing costs.

(k) The number of employees at December 31, 1995 includes approximately 1,400 employees who joined the Company on August 1, 1995 as a result of the acquisition by Containers of AN Can. The number of employees at December 31, 1993 excludes 650 employees who joined the Company on December 21, 1993 as a result of the acquisition by Containers of DM Can.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to assist in an understanding of the Company's consolidated financial condition and results of operations for the three-year period ended December 31, 1997. The Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion and analysis.

General

         The Company is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household chemical products and (iii) specialty packaging items, including metal caps and closures, aluminum roll-on closures, plastic bowls and paper containers used by processors in the food and beverage industry. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 1997 of 36% in the United States, a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products.

Revenue Growth

         The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses. The Company has increased its revenues and market share in the metal container, plastic container and specialty markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets. For example, during the past eleven years, the metal container market has experienced significant consolidation due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal container manufacturing operations of Nestle, Dial, Del Monte and Finger Lakes reflect this trend. This consolidation trend has continued as evidenced by the Company's recent agreement in principle to acquire the metal container manufacturing assets of Campbell. See "Business--Recent Developments."

         The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $263.3 million in 1997 through strategic acquisitions and, to a lesser extent, through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment, as evidenced by its recent acquisitions of Winn and Rexam Plastics.

         Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the Roll-on Closures and AN Can acquisitions, the Company expanded its specialty business into aluminum roll-on closures, metal caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Many of these segments are experiencing consolidation.

Operating Performance

         The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its increased purchasing volume and from the elimination of redundant selling and administrative functions, as well as from the investment of capital to upgrade the acquired facilities. In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions.

         Since 1995, the Company's operating margins (excluding the effect of the non-cash stock option charge incurred in 1997 in connection with the IPO) have increased 3.4 percentage points to 9.7% in 1997. In order to maintain operating margins at this level, management believes it will be necessary to realize further cost reduction opportunities to offset continued competitive pricing pressure in the industry.

         Containers has entered into multi-year supply arrangements with many of its customers, including Nestle and Del Monte. The Company estimates that approximately 77% of its projected metal container sales in 1998 will be pursuant to such arrangements. Although these multi-year supply arrangements generally provide for the pass through of material and labor cost changes thereby significantly reducing the exposure of the Company's results of operations to the volatility of these costs, these arrangements limit the
Company's ability to increase margins. To retain its multi-year supply arrangements, historically the Company has agreed to price concessions in exchange for term extensions or other modifications to existing contracts. Generally, the Company has entered into such an agreement with a customer prior to the date that such customer can receive competitive proposals under its multi-year supply arrangement. These price concessions have not had a material adverse effect on the Company's results of operations. There can be no assurance, however, that future price concessions, if any, will not have a material adverse effect on the Company's results of operations. Beginning in December 1998, under the DM Supply Agreement, which represented approximately 11% of the Company's net sales in 1997, Del Monte may receive proposals from other independent commercial can manufacturers for the supply of all containers for the remainder of the term of the DM Supply Agreement that Containers currently furnishes to Del Monte at one of Del Monte's canneries, and Containers has the right to match any such proposals. There can be no assurance that any such proposal will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. In addition, the Company cannot accurately predict the effect, if any, on its results of operations of matching or not matching any such proposals.

         The Company's metal container business sales and, to a lesser extent, operating income are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. The fruit and vegetable pack harvest in 1996 was better than the below normal fruit and vegetable pack harvest in 1995, resulting in greater sales to fruit and vegetable pack processing customers in 1996 as compared to 1995. The 1997 vegetable pack was better than in 1995, but due to reduced planting acreage was less than the 1996 vegetable pack. Because of the seasonality of the harvests, the Company experiences higher unit sales volume in the second and third quarters of its fiscal year and, as a result, has historically generated a disproportionate amount of its annual income from operations during these quarters.

Benefits of Debt Refinancings

         The Company's financial strategy has been to use leverage to support its growth and optimize shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy.

         As the Company's revenues and operating income have increased and the Company's financial position has improved, the Company has pursued a refinancing strategy to further improve its cash flow and its operating and financial flexibility. As part of this strategy, over the past three years the Company has refinanced substantially all of its higher cost indebtedness with lower cost indebtedness and equity. During that period, the Company has refinanced all of its Discount Debentures, 11-3/4% Notes and higher cost bank debt with proceeds from the IPO, the 9% Debentures, the Exchange Debentures and lower cost bank debt. See "Business--General--Financial Strategy."

         In addition to reducing the Company's borrowing costs and extending the maturities of its debt, the new debt facilities improved the Company's flexibility to engage in mergers and acquisitions, make capital expenditures, incur additional indebtedness, pay dividends, repurchase stock and refinance existing indebtedness. Furthermore, the Company's secured credit facilities provide it with a Revolving Loan Facility of $550.0 million, of which the Company anticipates up to $150.0 million will be used in 1998 for its seasonal working capital needs. The balance of the Revolving Loan Facility is available to the Company to pursue its growth strategy or for other permitted purposes. The Company financed the acquisition of Winn through the Revolving Loan Facility, and the Company intends to finance the acquisition of Campbell's can manufacturing assets through the Revolving Loan Facility.

         As a result of the refinancings, the Company's interest expense for 1997 was reduced by 9.7%, or $8.7 million, to $80.7 million as compared to $89.4 million for 1996. The Company estimates that interest expense for 1997 would have been approximately $75.8 million, or $13.6 million less than interest expense for 1996, if all such refinancings had occurred at the beginning of 1997. Excluding the effect of interest expense on additional borrowings used to finance acquisitions, the Company's interest expense for 1998 is expected to be less than its interest expense in 1997 due to the benefits of such refinancings. Further, the Company's financial results are sensitive to changes in prevailing market rates of interest. After taking into account interest rate swap arrangements that the Company has entered into to mitigate the effect of interest rate fluctuations, at December 31, 1997 the Company had $249.0 million of indebtedness which bore interest at floating rates. In addition, revolving loans outstanding under the Company's secured credit facilities will bear interest at floating rates.

         In connection with these refinancings, the Company incurred extraordinary charges during the years ended December 31, 1997, 1996 and 1995 for the write-off of unamortized debt financing costs and premiums paid upon the early redemption of debt, net of tax, of $16.4 million, $2.2 million and $5.8 million, respectively. Additionally, as a result of the IPO, the Company incurred a non-cash stock option charge of $22.5 million in 1997 for the excess of the fair market value at the time of the IPO over the grant price of certain stock options.

Income Tax Considerations

         Historically, the Company has incurred minimal income tax liability due to its net operating loss position. At December 31, 1997, the Company had net tax operating loss carryforwards of approximately $181.0 million which were available to offset future taxable income. However, beginning in 1998 the Company expects to become subject to alternative minimum tax at the statutory rate of 20%, and as a result its current tax liability will increase.

         For financial accounting purposes the Company determined in 1997 that it was more likely than not that the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and probability of future taxable income. As a result, the Company released its deferred tax asset valuation allowance and recognized an income tax benefit in 1997. Consequently, the Company's effective tax rate for 1997 was significantly less than what it will be in future periods. For 1998, the Company expects to provide for income taxes at an effective rate of approximately 38%. For years prior to 1997, the Company's provision for income taxes was based upon federal, state and foreign taxes currently payable.

Results of Operations

         The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.






                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                    1997      1996      1995
                                                                    ----      ----      ----

Operating Data:
Net sales:
  Metal container & specialty business .......................      82.6%     84.6%     80.1%
  Plastic container business .................................      17.4      15.4      19.9
                                                                   -----     -----     -----
     Total ...................................................     100.0     100.0     100.0
Cost of goods sold ...........................................      86.2      86.9      88.1
                                                                   -----     -----     -----
Gross Profit .................................................      13.8      13.1      11.9
Selling, general and administrative expenses .................       4.0       4.3       4.3
Non-cash stock option charge .................................       1.5       --        --
Reduction in carrying value of assets ........................       --        --        1.3
                                                                   -----     -----     -----
Income from operations .......................................       8.3       8.8       6.3
Interest expense and other related financing costs ...........       5.4       6.4       7.3
                                                                   -----     -----     -----
Income (loss) before income taxes ............................       2.9       2.4      (1.0)
Income tax (benefit) provision ...............................      (0.5)      0.2       0.5
                                                                   -----     -----     -----
Income (loss) before extraordinary charges ...................       3.4       2.2      (1.5)
Extraordinary charges relating to early extinguishment of debt      (1.1)     (0.2)     (0.5)
                                                                   -----     -----     -----
Net income (loss) before preferred stock dividend requirement        2.3       2.0      (2.0)
Preferred stock dividend requirement .........................      (0.2)     (0.2)      --
                                                                   -----     -----     -----
Net income (loss) applicable to  common stockholders .........       2.1%      1.8%     (2.0)%
                                                                   =====     =====     =====

         Summary historical results for the Company's two business segments, metal and plastic containers, for the calendar years ended December 31, 1997, 1996, and 1995 are provided below.



                                                    Year Ended December 31,
                                                 ----------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----

                                                      (Dollars in millions)

Net sales:
  Metal container & specialty business ..... $  1,248.1  $  1,189.3  $    882.3
  Plastic container business ...............      263.3       216.4       219.6
                                               --------    --------    --------
     Consolidated .......................... $  1,511.4  $  1,405.7  $  1,101.9
                                               ========    ========    ========

Income from operations:
  Metal container & specialty business ..... $    120.4  $    106.1  $     72.9
  Plastic container business ...............       28.5        18.4        13.2
  Non-cash stock option charge(1) ..........      (22.5)        --          --
  Reduction in asset value(2) ..............        --          --        (14.7)
  Corporate expense ........................       (1.8)       (1.2)       (1.6)
                                                 -------     -------     -------
     Consolidated .......................... $    124.6  $    123.3  $     69.8
                                                 =======     =======     =======



 (1) In connection with the IPO, the Company recognized a non-cash charge of $22.5 million for the excess of the fair market value over the grant price of stock options converted from stock option plans of Holdings' subsidiaries to the Holdings' Stock Option Plan at the time of the IPO. See
     Note 13 to the Company's Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.

(2) Included in the historical and pro forma income from operations of the Company in 1995 are charges incurred for the reduction of the carrying value of certain underutilized equipment to net realizable value of $14.7 million allocable to the metal container business. See Note 4 to the Company's Consolidated Financial Statements for the year ended December 31, 1997 included elsewhere in this Annual Report on Form 10-K.


Historical Year Ended December 31, 1997 Compared with Historical Year Ended December 31, 1996

         Net Sales. Consolidated net sales increased $105.7 million, or 7.5%, to $1,511.4 million for the year ended December 31, 1997, as compared to net sales of $1,405.7 million for the same period in 1996. This increase resulted primarily from additional sales generated by the recently acquired businesses.

         Net sales for the metal container business (including net sales of its specialty business of $113.6 million) were $1,248.1 million for the year ended December 31, 1997, an increase of $58.8 million, or 4.9%, from net sales of $1,189.3 million for the same period in 1996. Net sales of metal cans of $1,134.5 million for the year ended December 31, 1997 were $35.9 million greater than net sales of metal cans of $1,098.6 million for the same period in 1996. This increase resulted principally from sales generated through the acquisition of Finger Lakes, which was acquired by the Company in October 1996.

         Sales of specialty items included in the metal container segment increased $22.9 million, or 25.2%, to $113.6 million during the year ended December 31, 1997, as compared to $90.7 million for the same period in 1996. This increase resulted from additional revenues generated by Roll-on Closures which was acquired in April 1997, and was partially offset by lower unit sales to existing specialty customers.

         Net sales for the plastic container business of $263.3 million during the year ended December 31, 1997 increased $46.9 million, or 21.7%, from net sales of $216.4 million for the same period in 1996. The increase in net sales was attributable to incremental sales generated by the Rexam acquisition and significantly higher volume from the existing business.

         Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.2% ($1,303.5 million) for the year ended December 31, 1997, an improvement of 0.7 percentage points as compared to 86.9% ($1,221.9 million) for the same period in 1996. The improvement in the gross profit margin was principally attributable to improved operating efficiencies achieved as a result of benefits realized from the consolidation and integration of the AN Can facilities, higher production volumes of the plastic container business and capital investment, partially offset by the impact of competitive pricing pressure on both the metal container and the specialty businesses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 4.0% ($60.8 million) for the year ended December 31, 1997, as compared to 4.3% ($60.5 million) for the year ended December 31, 1996. This decrease in selling, general and administrative expenses as a percentage of net sales principally related to increased revenues generated from the recent acquisitions without a commensurate increase in selling, general and administrative cost and the expected lower administrative expenses realized as a result of the completion of the integration of the administrative functions of AN Can with the Company.

         Income from Operations. Before consideration of the non-cash stock option charge incurred in connection with the IPO, income from operations as a percentage of consolidated net sales for the year ended December 31, 1997 improved 0.9 percentage points to 9.7% ($147.1 million), as compared to 8.8% ($123.3 million) for 1996. Including the non-cash stock option charge of $22.5 million, income from operations as a percentage of consolidated net sales was 8.3% ($124.6 million) for 1997.

         At the time of the IPO in February 1997, stock options issued under the stock option plans of Holdings' subsidiaries were converted to stock options of Holdings. In accordance with generally accepted accounting principles, the Company recorded a charge of $22.5 million for the excess of the fair market value of the stock options issued under the subsidiary stock option plans over the grant price of the options. The Company will not recognize any future charges for these stock options.

         Income from operations as a percentage of net sales for the metal container business improved 0.7 percentage points to 9.6% ($120.4 million) for the year ended December 31, 1997, as compared to 8.9% ($106.1 million) for the same period in 1996. The increase in income from operations as a percentage of net sales for the metal container business principally resulted from improved operating efficiencies realized from plant consolidations, the benefit of cost reductions provided by the Company's capital investment program and a normalized production schedule in 1997 as compared to the negative impact of a planned inventory reduction in 1996, offset in part by the impact of competitive pricing pressure on both the metal container and specialty businesses.

         Income from operations as a percentage of net sales for the plastic container business improved 2.3 percentage points to 10.8% ($28.5 million) for the year ended December 31, 1997, as compared to 8.5% ($18.4 million) for the same period in 1996. The improvement in the operating performance of the plastic container business was principally attributable to both increased sales and production volumes which resulted in lower per unit manufacturing costs and continued manufacturing efficiencies due to capital investment benefits.

         Interest Expense. Interest expense decreased $8.7 million to $80.7 million for the year ended December 31, 1997, as compared to $89.4 million in 1996. Since 1996, the Company has refinanced principally all of its indebtedness with lower cost indebtedness and equity. The decline in interest expense reflects the benefits of these refinancings, offset in part by additional borrowing costs incurred to finance the purchases of Finger Lakes, Roll-on Closures and Rexam Plastics. Because a substantial portion of the refinancings occurred in the summer of 1997, the Company expects that its interest expense for the first and second quarters of 1998 will be less than the interest expense it incurred in the same periods in 1997.

         Income Taxes. During 1997, the Company determined that it was more likely than not that future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company released its valuation allowance and recognized an income tax benefit of $27.4 million.

         The net income tax benefit recorded for the year ended December 31, 1997 of $6.7 million reflects the benefit realized through the release of the valuation allowance, partially offset by a provision for income taxes recorded at an effective tax rate of 38%. Prior to 1997, the Company had not met the criteria of SFAS No. 109 to release the valuation allowance and recorded its provision for income taxes based upon federal, state and foreign taxes currently payable.

         Net Income and Earnings per Share. As a result of the matters discussed above, net income for the year ended December 31, 1997 was $50.6 million (before extraordinary charges of $16.4 million and the preferred stock dividend requirement of $3.2 million), an increase of $20.0 million over net income for the year ended December 31, 1996 of $30.6 million (before extraordinary charges of $2.2 million and the preferred stock dividend requirement of $3.0 million).

         Earnings per share (diluted) before extraordinary charges and preferred stock dividend requirements for 1997 were $2.56, as compared with $1.65 for 1996. See "--New Accounting Pronouncements." The Company estimates that 1997 earnings before the preferred stock dividend requirement would have been $41.2 million, or $2.09 per share (diluted), as compared to $21.0 million, or $1.13 per share (diluted), for 1996, if unusual items for the non-cash stock option charge and the extraordinary charges incurred in connection with the refinancing of the Company's debt obligations had been excluded from earnings and if the provision for income taxes had been calculated assuming an effective rate of 38%.

         During 1997, the Company incurred an extraordinary charge of $16.4 million, net of tax, or $0.83 per share (diluted), for the write-off of unamortized debt costs and premiums paid associated with the early redemption of Discount Debentures and the 11-3/4% Notes and the refinancing of the Company's U.S. senior secured credit facility. In 1996, the Company incurred an extraordinary charge of $2.2 million, net of tax, or $0.12 per share (diluted), for the write-off of unamortized deferred financing costs.

Historical Year Ended December 31, 1996 Compared with Historical Year Ended December 31, 1995

         Net Sales. Consolidated net sales increased $303.8 million, or 27.6%, to $1,405.7 million for the year ended December 31, 1996, as compared to net sales of $1,101.9 million for the same period in 1995. This increase resulted predominantly from net sales generated by the former AN Can operations.

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

         Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.9% ($1,221.9 million) for the year ended December 31, 1996, an improvement of 1.2 percentage points as compared to 88.1% ($970.5 million) for the same period in 1995. The improvement in gross profit margin was principally attributable to synergies realized from the AN Can acquisition, improved operating efficiencies due to can plant consolidations as well as the improved manufacturing performance by the plastic container business, offset, in part, by the higher cost base of the former AN Can operations and the realization of higher per unit costs due to the Company's one-time planned reduction in finished goods inventory. The additional production capacity provided by AN Can has enabled the Company to produce its product closer to the time of sale and, as a result, during 1996 the Company reduced the amount of finished goods that it carries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained constant for the years ended December 31, 1996 and December 31, 1995 at 4.3% ($60.5 million and $46.9 million, respectively). Despite the incurrence of certain redundant costs, estimated to be $3.5 million, associated with the integration of the AN Can operations, selling, general and administrative expenses as a percentage of net sales remained constant with the prior year.

         Income from Operations. Income from operations as a percentage of consolidated net sales increased 2.5 percentage points to 8.8% ($123.3 million) for the year ended December 31, 1996, as compared with 6.3% ($69.8 million) for the same period in the prior year. Included in income from operations for 1995 was a charge of $14.7 million for the write-off of certain underutilized assets. Without giving effect to this charge, income from operations as a percentage of consolidated net sales would have increased 1.1 percentage points in 1996 as compared to 1995, primarily as a result of the aforementioned improvement in gross profit margins.

         Income from operations as a percentage of net sales for the metal container business improved 0.6 percentage points to 8.9% ($106.1 million) for the year ended December 31, 1996, as compared with 8.3% ($72.9 million) (without giving effect to the charge of $14.7 million to adjust the carrying value of certain assets) for the same period in 1995. This increase in income from operations as a percentage of net sales for the metal container business was principally attributable to synergies resulting from the acquisition of AN Can, improved operating efficiencies due to plant consolidations and the benefit of cost reductions provided by the Company's capital investment program, offset, in part, by the higher cost base of the AN Can operations and the negative impact of the Company's one-time planned reduction in the amount of finished goods inventory.

         Income from operations as a percentage of net sales for the plastic container business improved 2.5 percentage points to 8.5% ($18.4 million) for the year ended December 31, 1996, as compared with 6.0% ($13.2 million) for the same period in 1995. The improvement in the operating performance of the plastic container business was principally attributable to increased production volumes as well as the benefits realized through capital investment and improved production planning and scheduling efficiencies.

         Interest Expense. Interest expense increased $8.7 million to $89.4 million for the year ended December 31, 1996, principally as a result of increased borrowings to finance the acquisition of AN Can in August 1995, offset, in part, by the benefit realized from the redemption of $154.4 million of the Discount Debentures with lower cost bank borrowings (additional B term loans of $125.0 million and revolving loans of $17.4 million under the previous credit agreement) and with $12.0 million of the proceeds from the Preferred Stock Sale, and by lower average bank borrowing rates.

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

         Net Income and Earnings per Share. As a result of the items discussed above, net income of $30.6 million (before extraordinary charges of $2.2 million and the preferred stock dividend requirement of $3.0 million) increased $46.6 million for the year ended December 31, 1996, as compared to a net loss of $16.0 million (before extraordinary charges, net of taxes, of $5.8 million) for the year ended December 31, 1995. Earnings per share (diluted) before extraordinary charges and preferred stock dividend requirements for 1996 were $1.65, as compared with a loss of $0.82 for 1995. See "--New Accounting Pronouncements."

         During 1996, the Company incurred an extraordinary charge of $2.2 million, net of taxes, or $0.12 per share (diluted), for the write-off of unamortized debt costs associated with the early redemption of Discount Debentures. In 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, or $0.30 per share (diluted), for the write-off of unamortized debt costs related to the refinancing of its secured debt facilities to fund the AN Can acquisition, the repurchase of a portion of the Discount
Debentures and premiums paid on the repurchase of a portion of such Discount Debentures.

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

         Since August 1995, the Company has pursued a refinancing strategy to further improve its cash flow and operating and financial flexibility by refinancing its higher cost indebtedness with lower cost indebtedness and equity. As part of that strategy, the Company refinanced all of its Discount Debentures and 11-3/4% Notes and its higher cost bank facility with (i) proceeds received from the IPO, (ii) proceeds received by the Company from the issuance and sale of $300 million principal amount of its 9% Debentures, (iii) a portion of the proceeds received by the Company from the issuance and sale of the Exchangeable Preferred Stock, which the Company subsequently exchanged for $56.2 million principal amount of its Exchange Debentures, and (iv) a lower cost bank facility.

         In July 1997, the Company completed the refinancing of approximately $600 million of existing bank term and revolving loans by entering into a new U.S. senior secured credit facility. This credit facility provided the Company with a total senior secured credit facility of $1.0 billion, which included $450.0 million of Term Loans and a Revolving Loan Facility of $550.0 million. The Revolving Loans are available to the Company for its working capital and general corporate purposes (including acquisitions). The new U.S. senior secured credit facility (i) lowered the interest rates on the Company's senior secured borrowings by approximately 150 basis points, (ii) extended the maturities of the Company's A Term Loans and Revolving Loans thereunder to December 31, 2003 and B Term Loans thereunder to June 30, 2005, and (iii) changed certain covenants to further improve the Company's operating and financial flexibility, including changes to provide more flexibility to engage in mergers and acquisitions, make capital expenditures, incur indebtedness, pay dividends, repurchase stock, and refinance existing indebtedness.

         Since the refinancing of the U.S. senior secured credit facility, the interest rate for the Company's A Term Loans and Revolving Loans has been LIBOR plus 1.0% or Bankers Trust's prime lending rate, and 50 basis points higher for the Company's B Term Loans. These interest rates are reset quarterly based upon the Company's Leverage Ratio, as defined in the Company's U.S. senior secured credit facility.

         In December 1997, the Company's Canadian subsidiaries entered into a new secured credit facility to provide the Company with more financing flexibility and reduce the Company's foreign currency exposure. The Canadian credit facility provided such subsidiaries with approximately $18.5 million of term loans and up to approximately $4.5 million of revolving loans. The term loan proceeds were used to prepay $14.3 million and $4.2 million of Term Loans under the U.S. senior secured credit facility in December 1997 and January 1998, respectively. Additionally, as a result of the Canadian credit facility, the Revolving Loan Facility under the U.S. senior secured credit facility was reduced by $4.5 million, the amount of the revolving loan commitment under the Canadian credit facility, from $550.0 million to $545.5 million. Interest rates for borrowings under the Canadian credit facility are generally comparable to interest rates under the U.S. senior secured credit facility.

         During 1997, in implementing its refinancing strategy, the Company used proceeds of $67.2 million from the IPO, proceeds of $300.0 million from the issuance of the 9% Debentures, along with borrowings of $75.0 million under the previous credit agreement, $450.0 million of Term Loans under the new U.S. senior secured credit facility and $14.3 million of borrowings under the Canadian credit facility to repay $59.0 million principal amount of the Discount Debentures, refinance $613.3 million of term loans under the previous credit agreement, redeem the 11-3/4% Notes for $142.9 million ($135.0 million principal amount), repay $14.3 million of Term Loans under the U.S. senior secured credit facility, and pay fees and expenses related to such refinancings of $13.0 million.

         For the year ended December 31, 1997, the Company used excess proceeds of $64.0 million realized from the refinancings referred to above and cash provided by operations of $117.9 million to repay $1.0 million principal amount of B Term Loans and $27.8 million of Revolving Loans, make capital expenditures of $57.6 million (net of asset sales), fund the acquisitions of Roll-on Closures and Rexam Plastics for $42.8 million, and increase its cash balance by $52.7 million.

         During 1996, cash generated from operations of $125.2 million, borrowings of $125.0 million of B term loans under the previous credit agreement, net proceeds of $47.8 million from the Preferred Stock Sale, net borrowings of working capital loans under the previous credit agreement of $20.7 million, proceeds of $1.6 million from the sale of assets and $1.1 million of cash balances were used to fund capital expenditures of $56.9 million, the purchase of Finger Lakes for $29.9 million and the purchase of ANC's St. Louis facility for $13.1 million, the redemption of $154.4 million of Discount Debentures, the repayment of $29.5 million of term loans under the previous credit agreement, the payment of $1.8 million of financing costs associated with the borrowing of additional B term loans under the previous credit agreement, and the purchase for $35.8 million of Holdings' Class B common stock held by Mellon Bank N.A., as trustee for First Plaza Group Trust.

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

         For 1998, the Company estimates it will utilize approximately $150.0 million of its Revolving Loan Facility for seasonal working capital needs. Amounts available under the Revolving Loan Facility in excess of such seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes. The Company financed the acquisition of Winn in January 1998 through the Revolving Loan Facility, and intends to finance the acquisition of Campbell's can manufacturing assets through the Revolving Loan Facility. See "Business--Recent Developments." Revolving Loan borrowings will be due and payable on December 31, 2003. As of December 31, 1997, there were no Revolving Loans outstanding, and, after taking into account outstanding letters of credit, the unused portion of the Revolving Loan Facility at such date was $538.1 million.

         In addition to its operating cash needs, the Company believes its cash requirements over the next several years (without taking into account the effect of future acquisitions) will consist primarily of (i) annual capital expenditures of $60 to $70 million, (ii) annual principal amortization payments of bank term loans under its senior secured credit facilities beginning in 1998 of approximately $20.2 million (which includes $4.2 million that was repaid in January 1998 and $14.2 million that will be repaid no later than April 30,
1998), $33.5 million, $38.7 million, $44.0 million and $59.7 million, (iii) expected expenditures of $30 to $35 million over the next few years associated with plant rationalizations, employee severance and administrative workforce reductions, other plant exit costs and employee relocation costs relating to AN Can, (iv) the Company's interest requirements, including interest on revolving loans under its senior secured credit facilities (the principal amount of which will vary depending upon seasonal requirements and acquisitions) and bank term loans under the senior secured credit facilities, most of which bear fluctuating rates of interest, the 9% Debentures and the Exchange Debentures (for which the Company intends to make future interest payments in cash), and (v) payments of approximately $17.0 million for federal and state tax liabilities in 1998, which will increase annually thereafter.

         Management believes that cash generated by operations and funds from the revolving loans available under the Company's secured credit facilities will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. The Company is also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market, and will likely incur additional indebtedness, including indebtedness under its Revolving Loan Facility, to finance any such acquisition. See "Business--Recent Developments."

         The Company's secured credit facilities and the indentures with respect to the 9% Debentures and the Exchange Debentures contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1998 with all such covenants.

Effect of Inflation and Interest Rate Fluctuations

         Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "Business--Sales and Marketing" and "--Operating Performance."

         Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1997, the Company had $805.3 million of indebtedness outstanding, of which $249.0 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest was exchanged for fixed rates of interest based on the three month LIBOR rate, which rate ranges from 5.6% to 6.2%. The notional principal amounts of these agreements totaled $200.0 million and mature in 1999. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share information and is designed to improve the earnings per share information provided in the financial statements by simplifying the existing computation. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated and conform to the requirements of SFAS No. 128.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which is not required by accounting standards currently used by the Company. These statements are required to be adopted in 1998. The Company does not anticipate that either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises financial statement disclosure requirements concerning pension and other postretirement benefit plans. As required, the Company will adopt SFAS No. 132 in 1998.

Year 2000 Issues

         Year 2000 issues result from the inability of some computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar operations as required by normal business.

         The Company has recently completed an assessment of its core financial and operational software systems to ensure compliance with Year 2000 issues. Further assessment of other less critical software systems and various types of equipment is continuing and should be completed by late 1998. The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations, and it should not materially impact the Company's production or sales activities.

         The Company has initiated formal communication with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address Year 2000 issues. The Company plans to complete its Year 2000 project no later than June 30, 1999. The Company does not expect that costs relating to the assessment and remediation of Year 2000 issues to exceed $2.0 million.

Forward Looking Statements

         Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report on Form 10-K which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of operations or financial condition of the Company to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, the ability of the Company to locate or acquire suitable acquisition candidates on acceptable terms; the Company's ability to assimilate the operations of its acquired businesses into its existing operations; the Company's ability to generate free cash flow to invest in its business and service its indebtedness; limitations and restrictions contained in the Company's instruments and agreements governing its indebtedness; the ability of the Company to retain sales with its major customers; the size and quality of the vegetable, tomato and fruit harvests in the midwest and west regions of the United States; changes in the pricing and availability to the Company of raw materials or the Company's ability generally to pass raw material price increases through to its customers; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices; changes in general economic conditions, such as fluctuations in interest rates; changes in labor relations and costs; and other factors described elsewhere in this Annual Report on Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.

         See Item 14 below for a listing of financial statements and schedules included therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Executive Officers of Holdings

         The following table sets forth certain information (ages as of December 31, 1997) concerning the executive officers of Holdings.


Name                              Age  Position
----                              ---  --------
R. Philip Silver................  55   Chairman of the Board and Co-Chief
                                         Executive Officer
D. Greg Horrigan................  54   President and Co-Chief Executive Officer
Harley Rankin, Jr...............  58   Executive Vice President, Chief Financial
                                         Officer and Treasurer
Frank W. Hogan, III.............  37   Vice President, General Counsel and
                                         Secretary
Glenn A. Paulson................  54   Vice President--Corporate Development
Harold J. Rodriguez, Jr.........  42   Vice President, Controller and Assistant
                                         Treasurer

Executive Officers of Containers

     The following table sets forth certain information (ages as of December 31, 1997) concerning the executive officers of Containers.

Name                               Age   Position
----                               ---   --------
James D. Beam...................   54    President
Gary M. Hughes..................   55    Executive Vice President
Gerald T. Wojdon................   61    Executive Vice President
Joseph A. Heaney................   44    Vice President--Finance
H. Dennis Nerstad...............   60    Vice President--Production Services
Ward B. Thompson................   49    Vice President--Sales and Marketing
John Wilbert....................   39    Vice President--Operations

Executive Officers of Plastics

     The following table sets forth certain information (ages as of December 31, 1997) concerning the executive officers of Plastics.

Name                               Age   Position
----                               ---   --------
Russell F. Gervais..............   54    President
Howard H. Cole..................   52    Vice President
Colleen J. Jones................   37    Vice President--Finance
Alan H. Koblin..................   45    Vice President--Sales & Marketing
Charles Minarik.................   60    Vice President--Operations and
                                           Commercial Development

     Mr. Silver has been Chairman of the Board and Co-Chief Executive Officer of Holdings since March 1994. Mr. Silver is one of the founders of the Company and was formerly President of Holdings. Mr. Silver has been a Director of Holdings since its inception. Mr. Silver has been a Director of Containers since its inception in August 1987 and Vice President of Containers since May 1995. Mr. Silver has been a Director of Plastics since its inception in August 1987 and Chairman of the Board of Plastics since March 1994. Prior to founding the Company in 1987, Mr. Silver was a consultant to the packaging industry. Mr. Silver was President of Continental Can Company from June 1983 to August 1986. From September 1989 through August 1993, Mr. Silver held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director. Mr. Silver is a Director of Johnstown America Corporation.

     Mr. Horrigan has been President and Co-Chief Executive Officer of Holdings since March 1994. Mr. Horrigan is one of the founders of the Company and was formerly Chairman of the Board of Holdings. Mr. Horrigan has been a Director of Holdings since its inception. Mr. Horrigan has been Chairman of the Board of Containers and a Director of Containers and Plastics since their inception in August 1987. Mr. Horrigan was Executive Vice President and Operating Officer of Continental Can Company from 1984 to 1987. From September 1989 through August 1993, Mr. Horrigan held various positions with Sweetheart Holdings Inc. and Sweetheart Cup Company, Inc., including Chairman of the Board and Director.

     Mr. Rankin has been Executive Vice President and Chief Financial Officer of Holdings since its inception and Treasurer of Holdings since January 1992. Mr. Rankin has been Vice President of Containers and Plastics since January 1989 and was Treasurer of Plastics from January 1994 to December 1994. Prior to joining the Company, Mr. Rankin was Senior Vice President and Chief Financial Officer of Armtek Corporation. Mr. Rankin was Vice President and Chief Financial Officer of Continental Can Company from November 1984 to August 1986. From September 1989 to August 1993, Mr. Rankin was Vice President, Chief Financial Officer and Treasurer of Sweetheart Holdings Inc. and Vice President of Sweetheart Cup Company, Inc.

     Mr.  Hogan  has been Vice  President,  General  Counsel  and  Secretary  of
Holdings since June 1997. Mr. Hogan has also been Vice President, General Counsel and Secretary of Containers and Plastics since June 1997. From September 1995 until June 1997, Mr. Hogan was a partner at the law firm of Winthrop, Stimson, Putnam & Roberts. From April 1988 to September 1995, Mr. Hogan was an associate at such firm.

     Mr. Paulson has been Vice President--Corporate Development of Holdings since January 1996. Mr. Paulson was employed by Containers to manage the transition of AN Can from August 1995 to December 1995. From January 1989 to
July 1995, Mr. Paulson was employed by ANC, last serving as Senior Vice President and General Manager, Food Metal and Specialty, North America. Prior to his employment with ANC, Mr. Paulson was President of the beverage packaging operations of Continental Can Company.

     Mr. Rodriguez has been Vice President of Holdings since March 1994 and Controller and Assistant Treasurer of Holdings since March 1990. Prior to March 1990, Mr. Rodriguez was Assistant Controller and Assistant Treasurer of Holdings since its inception. Mr. Rodriguez has been Vice President of Containers and Plastics since March 1994. From September 1989 to August 1993, Mr. Rodriguez was Controller, Assistant Secretary and Assistant Treasurer of Sweetheart Holdings Inc. and Assistant Secretary and Assistant Treasurer of Sweetheart Cup Company, Inc. From 1978 to 1987, Mr. Rodriguez was employed by Ernst & Young LLP, last serving as Senior Manager specializing in taxation.

     Mr. Beam has been President of Containers since July 1990. From September 1987 to July 1990, Mr. Beam was Vice President--Marketing & Sales of Containers. Mr. Beam was Vice President and General Manager of Continental Can Company, Western Food Can Division, from March 1986 to September 1987.

     Mr. Hughes has been Executive Vice President of Containers since January 1998. Previously, Mr. Hughes was Vice President--Sales & Marketing of Containers since July 1990. From February 1988 to July 1990, Mr. Hughes was Vice President, Sales and Marketing of the Beverage Division of Continental Can Company. Prior to February 1988, Mr. Hughes was employed by Continental Can Company in various sales positions.

     Mr. Wojdon has been Executive Vice President of Containers since January 1998. Previously, Mr. Wojdon was Vice President--Operations of Containers since September 1987. From August 1982 to August 1987, Mr. Wojdon was General Manager of Manufacturing of the Can Division of the Carnation Company.

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

     Mr. Thompson has been Vice President--Sales & Marketing of Containers since March 1998. Previously, Mr. Thompson was employed by Rexam plc in various officer positions, including most recently as Vice President, Business Development (coated films and paper sector); President (Metallising); and Vice President, General Manager (Metal Americas).

     Mr. Wilbert has been Vice President--Operations of Containers since January 1998. From October 1992 to January 1998, Mr. Wilbert was Area Manager of Operations of Containers.

     Mr. Gervais has been President of Plastics since December 1992. From September 1989 to December 1992, Mr. Gervais was Vice President--Sales & Marketing of Plastics. From March 1984 to September 1989, Mr. Gervais was President and Chief Executive Officer of Aim Packaging, Inc.

     Mr. Cole has been Vice President of Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto Company.

     Ms. Jones has been Vice President--Finance of Plastics since December 1994 and Assistant Secretary of Plastics since November 1993. From October 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to October 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.

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


Item 11.  Executive Compensation.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 in the sections entitled "Executive Compensation", "Election of Directors -- Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 in the section entitled "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 1998 in the section entitled "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

Report of Independent Auditors ............................................................................   F-1

Consolidated Balance Sheets at December 31, 1997 and 1996 .................................................   F-2

Consolidated Statements of Operations of the years ended December 31, 1997, 1996
     and 1995 .............................................................................................   F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995 .....................................................................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
     and 1995 .............................................................................................   F-5

Notes to Consolidated Financial Statements ................................................................   F-7





Schedules:

II. Schedules of Valuation and Qualifying Accounts for the years ended
         December 31, 1997, 1996 and 1995 .....................................................          [F-38]


All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit
Number                        Description
------                        -----------

   3.1 Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   3.2 Amended and Restated By-laws of Holdings (incorporated by reference to Exhibit 3.2 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   4.1 Indenture, dated as of July 22, 1996, between Holdings and State Street Bank & Trust Company (as successor to Fleet National Bank) as Trustee, with respect to the Exchange Debentures (incorporated by reference to Exhibit 4.10 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

   4.2 Form of Holdings' Subordinated Debentures due 2006 (incorporated by reference to Exhibit 4.11 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

   4.3 Indenture, dated as of June 9, 1997, between Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.1 filed with Holdings' Current Report on Form 8-K, dated June 9, 1997, Commission File No. 000-22117).

   4.4 First Supplemental Indenture, dated as of June 24, 1997 among Holdings, Silgan Corporation and The First National Bank of Chicago, as trustee, to the Indenture, dated as of June 9, 1997, between Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.2 filed with Holdings' Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

   4.5 Form of Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.10 filed with Holdings' Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

  10.1 Supply Agreement between Containers and Nestle for Hanford, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.2 Amendment to Supply Agreement for Hanford, California, dated July 1, 1990 (incorporated by reference to Exhibit 10.31 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.3 Supply Agreement between Containers and Nestle for Riverbank, California effective August 31, 1987 (incorporated by reference to Exhibit 10(xii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.4 Supply Agreement between Containers and Nestle for Morton, Illinois, effective August 31, 1987 (incorporated by reference to Exhibit 10(vii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.5 Amendment to Supply Agreement for Morton, Illinois, dated July 1, 1990 (incorporated by reference to Exhibit 10.36 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No., 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.6 Supply Agreement between Containers and Nestle for Ft. Dodge, Iowa, effective August 31, 1987 (incorporated by reference to
             Exhibit 10(xiv) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.7 Amendment to Supply Agreement for Ft. Dodge, Iowa, dated March 1, 1990 (incorporated by reference to Exhibit 10.38 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.8 Supply Agreement between Containers and Nestle for St. Joseph, Missouri, effective August 31, 1987 (incorporated be reference to Exhibit 10(xvii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.9 Amendment to Supply Agreement for St. Joseph, Missouri, dated March 1, 1990 (incorporated by reference to Exhibit 10.42 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.10 Supply Agreement between Containers and Nestle for Trenton, Missouri, effective August 31, 1987 (incorporated by reference to Exhibit 10(xviii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.11 Amendment to Supply Agreement for Trenton, Missouri, dated March 12, 1990 (incorporated by reference to Exhibit 10.44 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.12 Supply Agreement between Containers and Nestle for Moses Lake, Washington, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.13 Amendment to Supply Agreement for Moses Lake, Washington, dated March 1, 1990 (incorporated by reference to Exhibit 10.51 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.14 Supply Agreement between Containers and Nestle for Jefferson, Wisconsin, effective August 31, 1987 (incorporated by reference to Exhibit 10(xxiii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.15 Amendment to Supply Agreement for Jefferson, Wisconsin, dated March 1, 1990 (incorporated by reference to Exhibit 10.53 filed with Holdings' Registration Statement on Form S-1, dated March 18, 1992, Registration Statement No. 33-46499) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

  10.16 Amendment to Supply Agreements, dated November 17, 1989 for Ft. Dodge, Iowa; Hillsboro, Oregon; Jefferson, Wisconsin; St. Joseph, Missouri; and Trenton, Missouri (incorporated by reference to Exhibit 10.49 filed with Silgan Corporation's
             Annual Report on Form 10-K, for the year ended December 31, 1989, Commission File No. 33-18719) (Portions of this Exhibit are subject to confidential treatment pursuant to order of the Commission).

 +10.17 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

 +10.18 Employment Agreement, dated as of September 1, 1989, between Silgan, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to
             Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

 +10.19 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.20 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.21 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 +10.22 Form of Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with
             Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  10.23 Stockholders Agreement, dated as of December 21, 1993, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY, First Plaza and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

 +10.24 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Holdings (incorporated by reference to Exhibit 10.25 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 +10.25 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Containers (incorporated by reference to Exhibit 10.26 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 +10.26 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H and Plastics (incorporated by reference to Exhibit 10.27 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  10.27 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

  10.28 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

  10.29 Supply Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit
             10.118 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

  10.30 Amendment to Supply Agreement, dated as of December 21, 1993, between Containers and Del Monte (incorporated by reference to
             Exhibit 10.119 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-11200). (Portions of this Exhibit are subject to an application for confidential treatment filed with the Commission.)

  10.31 Credit Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries of any of them, various banks, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 99.1 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

  10.32 Security Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries of any of them and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

  10.33 Pledge Agreement dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation), as Pledgors, in favor of Bankers Trust Company, as Collateral Agent and as Pledgee (incorporated by reference to Exhibit 99.3 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

  10.34 Borrowers/Subsidiaries Guaranty, dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers
             Manufacturing       Corporation      (as      successor      to
             California-Washington Can Corporation and SCCW Can Corporation) (incorporated by reference to Exhibit 99.4 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

  10.35 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

  10.36 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan, Containers, Plastics, MSLEF II, BTNY and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

  10.37 Placement Agreement between Holdings and Morgan Stanley, dated July 17, 1996 (incorporated by reference to Exhibit 6 filed with Holdings' Current Report on Form 8-K dated August 2, 1996, Commission File No. 33-28409).

  10.38 Amendment to Stockholders Agreement, dated as of February 14, 1997, among R. Philip Silver, D. Greg Horrigan, MSLEF II, BTNY and Holdings (incorporated by reference to Exhibit 10.42 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

 *21         Subsidiaries of the Registrant.

 *23         Consent of Ernst & Young

 *27.1       Financial Data Schedule for the fiscal year ended December 31,
             1997.

 *27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.

 *27.3       Restated Financial Data Schedule for the six months ended
             June 30, 1997.

 *27.4       Restated Financial Data Schedule for the three months ended
             March 31, 1997.

 *27.5 Restated Financial Data Schedule for the fiscal year ended December 31, 1996.

 *27.6 Restated Financial Data Schedule for the nine months ended September 30, 1996.

 *27.7       Restated Financial Data Schedule for the six months ended
             June 30, 1996.

 *27.8       Restated Financial Data Schedule for the three months ended
             March 31, 1996.

 *27.9 Restated Financial Data Schedule for the fiscal year ended December 31, 1995.


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1997.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SILGAN HOLDINGS INC.



Date:  March 26, 1998                      By     /s/ R. Philip Silver
                                                  --------------------
                                                  R. Philip Silver
                                                  Chairman of the Board and
                                                  Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----

                              Chairman of the Board and
                              Co-Chief Executive Officer
/s/ R. Philip Silver         (Principal Executive Officer)       March 26, 1998
--------------------
(R. Philip Silver)

                            President, Co-Chief Executive
/s/ D. Greg Horrigan            Officer and Director             March 26, 1998
--------------------
(D. Greg Horrigan)

/s/ Robert H. Niehaus                Director                    March 26, 1998
--------------------
(Robert H. Niehaus)

/s/ Leigh J. Abramson                Director                    March 26, 1998
--------------------
(Leigh J. Abramson)

/s/ Thomas M. Begel                  Director                    March 26, 1998
--------------------
(Thomas M. Begel)

/s/ Jeffrey C. Crowe                 Director                    March 26, 1998
--------------------
(Jeffrey C. Crowe)

                           Executive Vice President, Chief
                           Financial Officer and Treasurer
/s/ Harley Rankin, Jr.      (Principal Financial Officer)        March 26, 1998
---------------------
(Harley Rankin, Jr.)

                            Vice President, Controller and
                                 Assistant Treasurer
/s/ Harold J. Rodriguez, Jr. (Principal Accounting Officer)      March 26, 1998
-------------------------
(Harold J. Rodriguez, Jr.)

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Silgan Holdings Inc.



         We have audited the accompanying consolidated financial statements and schedule of Silgan Holdings Inc. as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                   /s/ Ernst & Young LLP

Stamford, Connecticut
January 26, 1998

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                             (Dollars in thousands)

                                                              1997         1996
                                                              ----         ----
Assets
------
Current assets:
     Cash and cash equivalents .....................    $   53,718    $   1,017
     Accounts receivable, less allowances for
       doubtful accounts of $3,415 and $4,045,
       respectively ................................       125,837      101,436
     Inventories ...................................       209,963      195,981
     Prepaid expenses and other current assets .....         9,997        7,403
                                                       -----------  -----------
         Total current assets ......................       399,515      305,837

Property, plant and equipment, net .................       531,765      499,781
Goodwill, net ......................................        66,895       77,176
Deferred tax asset .................................        32,024         --
Other non-current assets ...........................        20,368       30,752
                                                       -----------  -----------
                                                       $ 1,050,567  $   913,546
                                                       ===========  ===========
Liabilities and Deficiency in Stockholders' Equity
--------------------------------------------------
Current liabilities:
     Trade accounts payable ........................   $   142,281  $   122,623
     Accrued payroll and related costs .............        40,621       41,799
     Accrued interest payable ......................        10,939        9,522
     Accrued expenses and other current liabilities         20,871       35,456
     Current portion of long-term debt .............        20,218       38,427
                                                       -----------  -----------
         Total current liabilities .................       234,930      247,827

Long-term debt .....................................       785,036      721,583
Other long-term liabilities ........................        97,849       82,118

Cumulative exchangeable redeemable
  preferred stock (10,000,000 shares authorized,
  51,556 issued and outstanding in 1996) ...........          --         52,998

Deficiency in stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized, 18,862,834
       and 15,162,833 shares issued and outstanding,
       respectively) ...............................           189          152
     Additional paid-in capital ....................       110,935       18,466
     Foreign currency translation adjustment .......          (508)        (774)
     Accumulated deficit ...........................      (177,864)    (208,824)
                                                       -----------  -----------
         Total deficiency in stockholders' equity ..       (67,248)    (190,980)
                                                       -----------  -----------
                                                       $ 1,050,567  $   913,546
                                                       ===========  ===========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                  (Dollars in thousands, except per share data)


                                                       1997          1996           1995
                                                       ----          ----           ----

Net sales .....................................   $ 1,511,370    $ 1,405,742    $ 1,101,905

Cost of goods sold ............................     1,303,463      1,221,941        970,491
                                                  -----------    -----------    -----------

     Gross profit .............................       207,907        183,801        131,414

Selling, general and administrative expenses ..        60,826         60,511         46,848

Non-cash stock option charge ..................        22,522           --             --

Reduction in carrying value of assets .........          --             --           14,745
                                                  -----------    -----------    -----------

     Income from operations ...................       124,559        123,290         69,821

Interest expense and other related
  financing costs .............................        80,693         89,353         80,710
                                                  -----------    -----------    -----------

     Income (loss) before income taxes ........        43,866         33,937        (10,889)

Income tax (benefit) provision ................        (6,700)         3,300          5,100
                                                  -----------    -----------    -----------

     Income (loss) before extraordinary charges        50,566         30,637        (15,989)

Extraordinary charges relating to early
  extinguishment of debt, net of income taxes .        16,382          2,222          5,817
                                                  -----------    -----------    -----------

     Net income (loss) before preferred stock
       dividend requirement ...................        34,184         28,415        (21,806)

Preferred stock dividend requirement ..........         3,224          3,006           --
                                                  -----------    -----------    -----------

     Net income (loss) available to
       common stockholders ....................   $    30,960    $    25,409    $   (21,806)
                                                  ===========    ===========    ===========

Basic earnings per common share:
     Income (loss) before extraordinary charges   $      2.75    $      1.75    $     (0.82)
     Extraordinary charges ....................         (0.89)         (0.13)         (0.30)
     Preferred stock dividend requirement .....         (0.18)         (0.17)          --
                                                  -----------    -----------    -----------
Net income (loss) per common share ............   $      1.68    $      1.45    $     (1.12)
                                                  ===========    ===========    ===========

Diluted earnings per common share:
     Income (loss) before extraordinary charges   $      2.56    $      1.65    $     (0.82)
     Extraordinary charges ....................         (0.83)         (0.12)         (0.30)
     Preferred stock dividend requirement .....         (0.16)         (0.16)          --
                                                  -----------    -----------    -----------
Net income (loss) per diluted common share ....   $      1.57    $      1.37    $     (1.12)
                                                  ===========    ===========    ===========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995
                        (Dollars and shares in thousands)



                                 Common Stock                    Foreign                          Total
                                 ------------      Additional    currency                     deficiency in
                                          Par       paid-in     translation    Accumulated    stockholders'
                                 Shares   Value     capital     adjustment      deficit          equity
                                 ------   -----     -------     ----------      -------          ------

Balance at January 1, 1995 .    19,446    $ 195    $  33,423      $(852)       $(191,616)     $(158,850)

Net loss ...................      --       --           --         --            (21,806)       (21,806)

Foreign currency translation      --       --           --           94             --               94
                               -------    -----    ---------      -----         ---------      ---------

Balance at December 31, 1995    19,446      195       33,423       (758)        (213,422)      (180,562)

Net income .................      --       --           --          --            25,409         25,409

Foreign currency translation      --       --           --          (16)            --              (16)

Purchase and retirement of
  4,283 shares of class B
  common stock .............    (4,283)     (43)     (14,957)       --           (20,811)       (35,811)
                               -------    -----    ---------      -----         ---------      ---------

Balance at December 31, 1996    15,163      152       18,466       (774)        (208,824)      (190,980)

Net income .................      --       --           --          --            30,960         30,960

Foreign currency translation      --       --           --          266              --             266

Issuance of common stock ...     3,700       37       67,183        --               --          67,220

Conversion of subsidiary
  stock options to options
  of parent company ........      --       --         25,286        --               --          25,286
                                -----     -----     --------       -----        ---------     ---------

Balance at December 31, 1997    18,863    $ 189    $ 110,935      $(508)       $(177,864)     $ (67,248)
                               =======    =====    =========       =====       =========      =========



                            See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)


                                                           1997         1996         1995
                                                           ----         ----         ----

Cash flows from operating activities:
     Net income (loss) before preferred stock
       dividend requirement ........................   $  34,184    $  28,415    $ (21,806)
     Adjustments to reconcile net income (loss)
       before preferred stock dividend requirement
       to net cash provided by operating activities:
         Depreciation ..............................      60,964       54,830       42,217
         Amortization ..............................       5,522        8,993        8,083
         Accretion of discount on discount
           debentures ..............................        --         12,077       28,672
         Non-cash stock option charge ..............      22,522         --           --
         Reduction in carrying value of assets .....        --           --         14,745
         Deferred income tax (benefit) .............      (8,100)        --           --
         Extraordinary charges relating to early
           extinguishment of debt ..................      16,382        2,222        5,817
         Changes in assets and liabilities, net
           of effect of acquisitions:
              (Increase) decrease in accounts
                 receivable ........................     (19,034)      15,102       (1,011)
              (Increase) decrease in inventories ...      (5,093)      20,348       10,852
              Increase (decrease) in trade
                 accounts payable ..................      16,188      (17,145)      43,108
              Net working capital provided by AN
                Can from 8/1/95 to 12/31/95 ........        --           --         85,213
              Other, net (decrease) increase .......      (5,675)         357       (6,261)
                                                       ---------    ---------    ---------
                  Total adjustments ................      83,676       96,784      231,435
                                                       ---------    ---------    ---------
         Net cash provided by operating
           activities ..............................     117,860      125,199      209,629
                                                       ---------    ---------    ---------

Cash flows from investing activities:
     Acquisition of businesses .....................     (42,775)     (43,043)    (348,762)
     Capital expenditures ..........................     (62,233)     (56,851)     (51,897)
     Proceeds from asset sales .....................       4,553        1,557        3,541
                                                        --------      -------     --------
         Net cash used in investing activities          (100,455)     (98,337)    (397,118)
                                                        --------      -------     --------



                          Continued on following page.

                              SILGAN HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)


                                                        1997           1996          1995
                                                        ----           ----          ----

Cash flows from financing activities:
     Borrowings under revolving loans ...........     1,118,950      952,050      669,260
     Repayments under revolving loans ...........    (1,146,750)    (931,350)    (674,760)
     Proceeds from issuance of common stock .....        67,220         --           --
     Proceeds from issuance of long-term debt ...       839,334      125,000      450,000
     Repayments and redemptions of
       long-term debt ...........................      (830,427)    (183,880)    (234,506)
     Proceeds from issuance of cumulative
       exchangeable redeemable preferred stock ..          --         50,000         --
     Repurchase of common stock .................          --        (35,811)        --
     Debt financing costs incurred ..............       (13,031)      (3,956)     (19,290)
     Payments to former shareholders ............          --           --         (3,795)
                                                    -----------    ---------    ---------
         Net cash provided by (used in) financing
           activities ...........................        35,296      (27,947)     186,909
                                                    -----------    ---------    ---------

Net increase (decrease) in cash and
  cash equivalents ..............................        52,701       (1,085)        (580)

Cash and cash equivalents at
  beginning of year .............................         1,017        2,102        2,682
                                                    -----------    ---------    ---------

Cash and cash equivalents at
  end of year ...................................   $    53,718    $   1,017    $   2,102
                                                    ===========    =========    =========


Supplementary data:
     Interest paid...............................   $    76,385    $  68,390    $  45,293
     Income tax (refunds) payments, net .........         1,733       (4,836)       8,967
     Preferred stock dividend in lieu of
       cash dividend ............................         3,208        2,998         --



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


1.       Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc. ("Holdings", together with its wholly-owned subsidiaries, the "Company") is a company principally owned by Holdings' management, The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley & Co. Incorporated ("MS & Co."), and public shareholders. The Company and its wholly-owned operating subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products. The Company also manufactures custom designed plastic containers used for health and personal care products, and specialty packaging items including metal caps and closures, plastic bowls and paper containers used by processors in the food industry. Principally, all of the Company's businesses are based in the United States.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

In June 1997, Silgan Corporation, a wholly-owned subsidiary of Holdings, was merged into Holdings (the "Merger"). As a result, all of the indebtedness and other obligations of Silgan Corporation have become indebtedness and obligations of Holdings. Since Holdings' consolidated financial information included the consolidated financial information of Silgan Corporation, the Merger had no effect on the consolidated financial results of Holdings.

Foreign Currency Translation. The functional currency for the Company's foreign operations is the Canadian dollar. Balance sheet accounts of the Company's foreign affiliates are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity. Foreign subsidiaries are not significant to the consolidated results of operations or financial position of the Company.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


1.       Summary of Significant Accounting Policies  (continued)

Cash and cash equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $78.9 million at December 31, 1997 and $49.6 million at December 31, 1996 are included in trade accounts payable.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis (LIFO).

Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is stated at cost less accumulated amortization. Amortization is computed on a straight-line basis principally over 40 years. The Company periodically evaluates the existence of goodwill impairment to assess whether goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairments would be recognized in operating results if a permanent reduction in value was to occur. Goodwill amortization charged to operations was $2.5 million in 1997, $2.3 million in 1996, and $1.3 million in 1995. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $9.4 million and $7.7 million, respectively.

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

Income Taxes. The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The provision for income taxes includes federal, state, and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


1.       Summary of Significant Accounting Policies  (continued)

Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

Earnings Per Share. In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated and conform to the requirements of SFAS No. 128. Additionally, all share and per share data have been adjusted to reflect a 17.133145 for 1 stock split which occurred in February 1997 at the time of Holdings' initial public offering (the "Offering"), see Note 15.

New Accounting Standards. In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which is not required by accounting standards currently used by the Company. These statements are required to be adopted in 1998. The Company does not anticipate that either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises financial statement disclosure requirements concerning pension and other postretirement benefit plans. As required, the Company will adopt SFAS No. 132 in 1998.

Reclassifications. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation. These changes did not have a material impact on previously reported results of operations or stockholders' equity.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


2.       Acquisitions

In April 1997, Containers acquired the aluminum roll-on closure business of Alcoa Closure Systems International, Inc. for $17.0 million, which was financed through bank borrowings. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1.1 million has been recorded as goodwill and is being amortized over 40 years.

In April 1997, Plastics acquired the North American plastic container business of Rexam plc and Rexam Plastics Inc. for $25.6 million, which was financed through bank borrowings. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1.6 million has been recorded as goodwill and is being amortized over 40 years.

In October 1996, Containers acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer, for $30.1 million. The purchase price allocation was adjusted in 1997 for differences between the actual and preliminary valuations for asset appraisals resulting in an adjustment to increase goodwill by $4.5 million. The excess of the purchase price over the fair value of the net assets acquired of $9.8 million has been recorded as goodwill, and is being amortized over 20 years.

In August 1995, Containers acquired from American National Can Company ("ANC") substantially all of the fixed assets and working capital, and assumed certain specified limited liabilities, of ANC's Food Metal & Specialty business ("AN Can") for $362.0 million (including $13.1 million paid in 1996). AN Can manufactures, markets and sells metal food containers and rigid plastic containers for a variety of food products and metal caps and closures for food and beverage products. The aggregate excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $25.6 million has been recorded as goodwill, and is being amortized over 40 years.

The aggregate purchase prices have been allocated to the assets acquired and liabilities assumed based on their fair values on the dates of acquisition as follows:

                                             1997           1996         1995
                                             ----           ----         ----
                                                 (Dollars in thousands)

Working capital, net ...............     $   8,561      $   5,986     $ 158,612
Property, plant & equipment ........        38,356         14,395       233,764
Deferred tax asset .................           676           --          20,000
Goodwill ...........................         2,677          9,755        25,574
Other liabilities ..................        (7,709)          --         (76,067)
                                         ---------      ---------     ---------
     Purchase price ................     $  42,561      $  30,136     $ 361,883
                                         =========      =========     =========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


2.       Acquisitions  (continued)

Each of the acquisitions referred to above was accounted for using the purchase method of accounting, and accordingly the results of operations for each respective acquisition has been included in the consolidated financial statements of the Company from the dates of acquisition.

Assuming the acquisitions had taken place as of the first day of each year presented, consolidated pro forma net sales of the Company would have been $1.53 billion for each of the years 1997 and 1996. Consolidated pro forma net income and earnings per share, before extraordinary charges, of the Company would not have been materially different from the historical results of the Company. The above pro forma information, unaudited, does not purport to represent what the Company's results of operations actually would have been if the operations were combined as of January 1, 1997 or January 1, 1996, or to project the Company's results of operations for any future period.


3.       Inventories

The components of inventories at December 31, 1997 and 1996 consist of the following:
                                                1997        1996
                                                ----        ----
                                            (Dollars in thousands)

              Raw materials ...............   $ 33,706   $ 30,127
              Work-in-process .............     43,529     38,014
              Finished goods ..............    121,369    116,498
              Spare parts and other .......      8,382      7,771
                                              --------   --------
                                               206,986    192,410
              Adjustment to value inventory
                 at cost on the LIFO method      2,977      3,571
                                              --------   --------
                                              $209,963   $195,981
                                              ========   ========

The amount of inventory recorded on the first-in first-out method at December 31, 1997 and 1996 was $15.4 million and $11.8 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


4.       Property, Plant and Equipment

Property, plant and equipment at December 31, 1997 and 1996 consist of the following:

                                                     1997          1996
                                                     ----          ----
                                                   (Dollars in thousands)

       Land ...................................   $   7,217    $   6,425
       Buildings and improvements .............      92,467       79,923
       Machinery and equipment ................     706,062      621,232
       Construction in progress ...............      37,573       49,771
                                                  ---------    ---------
                                                    843,319      757,351
       Accumulated depreciation ...............    (311,554)    (257,570)
                                                  ---------    ---------
             Property, plant and equipment, net   $ 531,765    $ 499,781
                                                  =========    =========

Under SFAS No. 121, which became effective in 1996, impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of such assets to their carrying amount. There were no impairment losses recognized during 1997 and 1996.

In 1995, the Company made a review of its depreciable assets and determined that certain adjustments were necessary to properly reflect net fixed asset realizable values. As a result of this review, the Company recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity.


5.       Other Assets

Other assets at December 31, 1997 and 1996 consist of the following:

                                                 1997         1996
                                                 ----         ----
                                             (Dollars in thousands)

            Debt issuance costs ...........     14,910      30,515
            Other .........................      6,822       8,576
                                              --------    --------
                                                21,732      39,091
            Less:  accumulated amortization     (1,364)     (8,339)
                                              --------    --------
                                              $ 20,368    $ 30,752
                                              ========    ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

5.       Other Assets  (continued)

In connection with the refinancing of principally all of its outstanding indebtedness in 1997, the Company wrote off unamortized debt financing costs of $18.2 million and capitalized $13.0 million of new debt issuance costs. During 1996, the Company wrote off $2.2 million of unamortized debt issuance costs and capitalized $4.0 million of new debt issuance costs in connection with the refinancing of a portion of its 13 1/4% Senior Discount Debentures due 2002. Amortization expense relating to debt issuance costs is included in interest expense and other related financing costs. Debt amortization costs for the years ended December 31, 1997, 1996, and 1995 were $3.0 million, $4.5 million, and $4.9 million, respectively.


6.       Long-Term Debt

Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                           1997           1996
                                                           ----           ----
                                                          (Dollars in thousands)
Bank Debt:
     Bank Revolving Loans ........................       $   --         $ 27,800
     Bank A Term Loans ...........................        235,714        194,554
     Bank B Term Loans ...........................        199,000        343,716
     Canadian Bank Facility ......................         14,334           --
                                                         --------       --------
        Total bank debt ..........................        449,048        566,070

Subordinated Debt:
     9% Senior Subordinated Debentures ...........        300,000           --
     11 3/4% Senior Subordinated Notes ...........           --          135,000
     13 1/4% Subordinated Debentures .............         56,206           --
     13 1/4% Senior Discount Debentures ..........           --           58,940
                                                         --------       --------
        Total subordinated debt ..................        356,206        193,940
                                                         --------       --------

Total Debt .......................................        805,254        760,010
     Less:  Amounts due within one year ..........         20,218         38,427
                                                         --------       --------
                                                         $785,036       $721,583
                                                         ========       ========

The aggregate annual maturities of long-term debt at December 31, 1997 are as follows (dollars in thousands):
                             1998................   $ 20,218
                             1999................     33,471
                             2000................     38,724
                             2001................     43,977
                             2002................     59,736
                             2003 and thereafter.    609,128
                                                     -------
                                                    $805,254
                                                    ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

Bank Credit Agreement
---------------------

In July 1997, the Company refinanced the indebtedness outstanding under its previous bank credit agreement with proceeds from a new $1.0 billion senior secured credit facility (the "Credit Agreement"). The Credit Agreement initially provided the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans.

The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal on the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments. Amounts repaid on the term loans may not be reborrowed. Revolving Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity.

The Credit Agreement provides that the Company is required to prepay the term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50% of the Company's excess cash flow. Generally, prepayments are allocated pro rata to the A Term Loans and B Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans. An excess cash flow prepayment of $14.2 million will be paid in 1998 and has been included in the current portion of long term debt as of December 31, 1997.

The Credit Agreement provides Containers and Plastics, together, a commitment for a revolving credit facility of up to $545.5 million (after giving effect to the reduction of such facility by $4.5 million for the revolving loan commitment under the Company's Canadian credit facility) for working capital needs and other general corporate purposes, including acquisitions. At December 31, 1997, there were no Revolving Loans outstanding and, after taking into account outstanding letters of credit of $7.4 million, borrowings available under the revolving credit facility were $538.1 million. The Company may utilize up to a maximum of $30.0 million in letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under the revolving credit facility. The Credit Agreement provides for the payment of a commitment fee ranging from 0.15% to 0.375% (0.25% at December 31, 1997) per annum on the daily average unused portion of commitments available under the revolving credit facility and at December 31, 1997 a 1.25% per annum fee on outstanding letters of credit.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

Bank Credit Agreement  (continued)
---------------------  -----------

The borrowings under the Credit Agreement may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, as defined in the Credit Agreement, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Bankers Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate in the case of A Term Loans and Revolving Loans; and at the Base Rate plus a margin of 0.5% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.0% in the case of A Term Loans and Revolving Loans; and a margin of 1.5% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings will be reset quarterly based upon the Company's Leverage Ratio, as defined in the Credit Agreement. As of December 31, 1997, the interest rate for Base Rate borrowings was 8.5% and the interest rate for Eurodollar Rate borrowings ranged between 6.79% and 7.32%. The Company has entered into interest rate swap agreements to convert interest rate exposure from variable to fixed rates of interest on A Term Loans and B Term Loans in an aggregate notional amount of $200.0 million (for a discussion of the interest rate swap agreements, see Note 7).

For 1997, 1996 and 1995, respectively, the average amount of borrowings under the Company's revolving credit facilities was $89.2 million, $104.1 million, and $67.6 million; the weighted average annual interest rate paid on such borrowings was 7.8%, 8.4%, and 8.9%; and the highest amount of such borrowings was $182.2 million, $175.1 million, and $188.1 million.

The indebtedness under the Credit Agreement is guaranteed by Holdings and its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of all U.S. subsidiaries of the Company has been pledged to the lenders under the Credit Agreement.

The Credit Agreement contains various covenants which limit, among other things, the ability of the Company and its subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on its capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make capital expenditures, engage in any business other than the packaging business, and, with respect to the Company's subsidiaries, issue stock. In addition, the Company is required to meet specified financial covenants including Interest Coverage and Leverage Ratios, each as defined in the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

Canadian Bank Facility
----------------------

In December 1997, the Company, through a wholly-owned Canadian subsidiary, entered into a Canadian bank facility ("Canadian Bank Facility") with various Canadian banks. The Canadian Bank Facility provides the Company's Canadian subsidiaries with (i) Cdn. $26.5 million (U.S. $18.5 million) of term loans and
(ii) up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. Principal on the term loans is required to be repaid in annual installments until maturity on December 31, 2003.

The revolving loans may be borrowed, repaid, and reborrowed until maturity on December 31, 2003. At December 31, 1997, there were term loan borrowings outstanding of Cdn. $20.5 million (U.S. $14.3 million) and in January 1998, the Company borrowed an additional Cdn. $6.0 million (U.S. $4.2 million) of term loans. The term loans borrowed under the Canadian Bank Facility were used to repay a portion of the A Term Loan installment due December 31, 1998 under the Credit Agreement. There were no revolving borrowings outstanding at December 31, 1997.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of 1.0%. Similar to the Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon the Company's consolidated Leverage Ratio. As of December 31, 1997, the interest rate for Bankers Acceptance borrowings was 6.25%. There were no Canadian Prime Rate borrowings outstanding at December 31, 1997.

The indebtedness under the Canadian Bank Facility is guaranteed by Holdings and its subsidiaries and is secured by a security interest in substantially all of the real and personal property of the Company's Canadian subsidiaries and all of the stock of the Company's Canadian subsidiaries. The Canadian Bank Facility contains covenants which are generally no more restrictive than and are generally similar to the covenants in the Credit Agreement.

9.0% Senior Subordinated Debentures
-----------------------------------

In June 1997, the Company issued $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures (the "9% Debentures") due June 1, 2009. The 9% Debentures represent general unsecured obligations of the Company, subordinate in right of payment to obligations of the Company under the Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of the Company. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

9.0% Senior Subordinated Debentures  (continued)
-----------------------------------

The 9% Debentures are redeemable, at the option of the Company, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

             Year                    Redemption Price
             ----                    ----------------
             2002................         104.500%
             2003................         103.375%
             2004................         102.250%
             2005................         101.125%
             2006 and thereafter.         100.000%

In addition, at any time on or prior to June 1, 2000, up to 35% of the aggregate principal amount of the 9% Debentures may be redeemed, at the option of the Company, with the proceeds of one or more equity offerings by the Company of its common stock at 109% of their principal amount, plus accrued and unpaid interest to the redemption date.

Upon the occurrence of a Change of Control (as defined in the Indenture relating to the 9% Debentures), the Company is required to make an offer to purchase the 9% Debentures at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

The  Indenture  relating  to the 9%  Debentures  contains  covenants  which  are
generally  less  restrictive  than  those  under  the  Company's   secured  debt
agreements.

13-1/4% Subordinated Debentures
-------------------------------

In June 1997, the Company exchanged its outstanding 13-1/4% Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock") with a par value of $1,000 per share and a total liquidation value of $56.2 million for a like principal amount of 13-1/4% Subordinated Debentures due 2006 (the "13-1/4% Debentures"). The 13-1/4% Debentures are general obligations of the Company, subordinate in right of payment to all Senior Indebtedness (as defined in the Indenture relating to the 13-1/4% Debentures), including indebtedness under the Company's Credit Agreement, the Canadian Bank Facility and the 9% Debentures, and effectively subordinate to all obligations of the subsidiaries of the Company.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

13-1/4% Subordinated Debentures  (continued)
--------------------------------------------

Interest on the 13-1/4% Debentures is payable semi-annually on each January 15 and July 15 in cash or, on or prior to July 15, 2000, at the option of the Company, in additional 13-1/4% Debentures in an aggregate principal amount equal to such interest. From and after July 15, 2000, interest will be payable only in cash. Interest on the 13-1/4% Debentures due July 15, 1997 was paid in cash.

The 13-1/4% Debentures may be redeemed at any time on or after July 15, 2000, in whole or in part, at the option of the Company at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning July 15 in each of the years set forth below:

             Year                      Redemption Price
             ----                      ----------------
             2000................          109.938%
             2001................          106.625%
             2002................          103.313%
             2003 and thereafter.          100.000%

In addition, on or prior to July 15, 2000, Holdings may redeem all (but not less than all) outstanding 13-1/4% Debentures at a redemption price equal to 110% of their principal amount, plus accrued and unpaid interest to the redemption date, from proceeds of any sale of its common stock.

Upon the occurrence of a Change of Control (as defined in the Indenture relating to the 13-1/4% Debentures), the Company is required to make an offer to purchase all of the 13-1/4% Debentures at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

The Indenture relating to the 13-1/4% Debentures contains covenants which are generally comparable to or less restrictive than those under the Indenture relating to the 9% Debentures.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

Refinancings
------------

Since 1995, the Company has refinanced principally all of its outstanding indebtedness with lower cost indebtedness and equity. The Company's refinancing activity over the past three years is summarized below.

1997 Refinancing
----------------

In February 1997, the Company used net proceeds of $67.2 million from the Offering of its common stock to prepay $8.9 million of its bank term loans and to redeem the remaining outstanding 13-1/4% Senior Discount Debentures ("13-1/4% Discount Debentures") due 2002. The 13-1/4% Discount Debentures represented unsecured general obligations of Holdings, subordinate in right of payment to the obligations of its subsidiaries. The original issue discount of the 13-1/4% Discount Debentures was amortized through June 15, 1996 with a yield to maturity of 13-1/4%. From and after June 15, 1996, accrued interest on the 13-1/4% Discount Debentures was payable in cash semiannually. The 13-1/4% Discount Debentures were redeemable at any time, at the option of Holdings, in whole or in part, at 100% of their principal amount plus accrued interest to the redemption date. The Company redeemed $58.9 million, $154.4 million, and $61.7 million principal amount of its 13-1/4% Discount Debentures in 1997, 1996, and 1995, respectively.

In June 1997, the Company used net proceeds of $291.5 million from the issuance of the 9% Debentures to repay $148.6 million of bank term loans under its previous credit agreement and, for a total redemption amount of $142.9 million, to redeem the entire principal amount ($135.0 million) of the 11-3/4% Senior Subordinated Notes ("11-3/4% Notes") due 2002. The 11-3/4% Notes represented unsecured general obligations of the Company, subordinate in right of payment to obligations of the Company under its credit agreement and effectively subordinate to all the obligations of the Company's subsidiaries. The 11-3/4% Notes were redeemable, at the option of the Company, in whole or in part, at any time during the twelve months commencing June 15, 1997 at 105.875% of the principal amount, plus accrued interest.

In July 1997, the Company used proceeds of $452.6 million from the Credit Agreement to refinance all term loans outstanding under the previous credit agreement, including term borrowings of $75.0 million made in April 1997.

In connection with these refinancings, the Company incurred an extraordinary charge of $16.4 million, net of tax, for the write-off of unamortized debt financing costs of $18.2 million and premiums of $7.9 million paid upon the redemption of the 11-3/4% Notes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


6.       Long-Term Debt  (continued)

1996 Refinancing
----------------

In 1996, the Company used proceeds of $125.0 million of term loans and $17.4 million of revolving loans under its previous credit agreement and $12.0 million of the proceeds received upon the issuance of the Preferred Stock to redeem $154.4 principal amount of 13-1/4% Discount Debentures at par. As a result of the early redemption of a portion of the 13-1/4% Discount Debentures, the Company incurred an extraordinary charge of $2.2 million, net of taxes, for the write-off of unamortized deferred financing costs.

1995 Refinancing
----------------

In August 1995, the Company entered into its previous credit agreement ($675.0 million) with various banks primarily to finance the acquisition by Containers of AN Can. The Company used proceeds from this credit facility to acquire AN Can for $348.9 million (excluding $13.1 million paid in 1996), repay $117.1 million of bank term loans, repay in full $50.0 million principal amount of the Company's Senior Secured Notes (the "Secured Notes"), repurchase $61.7 million principal amount at maturity of 13-1/4% Discount Debentures for $57.6 million, and incur debt issuance costs of $19.3 million. As a result of the early redemption of the Secured Notes and a portion of the 13-1/4% Discount Debentures in 1995, the Company incurred an extraordinary charge of $5.8 million, net of taxes, for the write-off of unamortized deferred financing costs of $6.4 million and premiums of $2.0 million paid on the redemption of the 13-1/4% Discount Debentures.


7.       Financial Instruments

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable, debt, and preferred stock. Due to their short-term maturity, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term bank debt approximates fair market value. The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at December 31, 1997 and 1996:
                                              1997                   1996
                                      -------------------    -------------------
                                      Carrying      Fair     Carrying      Fair
                                        Amount      Value      Amount      Value
                                        ------      -----      ------      -----
                                                (Dollars in thousands)

Bank debt .........................  $ 449,048  $ 449,048   $ 566,070  $ 566,070
Subordinated debt .................    356,206    371,575     193,940    203,685
Preferred Stock ...................       --         --        52,998     58,671
Interest rate swap agreements .....       --          (70)       --          504

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


7.       Financial Instruments  (continued)

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of the Company's variable rate borrowings under its revolving loans and bank term loans approximate their fair values.

Subordinated debt: The fair value of the Company's fixed rate borrowings which include the 9% Debentures and the 13-1/4% Debentures are estimated based on quoted market prices.

Preferred Stock: The fair value of the Company's Preferred Stock at December 31, 1996 was based upon quoted market prices.

Interest Rate Swap Agreements: The fair value of the interest rate swap agreements reflect the estimated amounts that the Company would be required to pay at December 31, 1997 or receive at December 31, 1996 to terminate the contracts based on quoted market prices.

Derivative Financial Instruments
--------------------------------

In 1996, the Company entered into interest rate swap agreements with various banks to manage its exposure to interest rate fluctuations. The agreements are with major financial institutions who are expected to fully perform under the terms thereof. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. The interest rate swap agreements require the Company to pay fixed rates of interest based on three month LIBOR ranging from 5.6% to 6.2%. Notional principal amounts of these agreements total $200.0 million and mature in 1999. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. Net payments of $0.3 million for each of the years ended December 31, 1997 and 1996 were recorded under these agreements.

The Company does not utilize derivative financial instruments for speculative purposes. Its use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


7.       Financial Instruments  (continued)

Concentration of Credit Risk
----------------------------

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its two largest customers accounted for approximately 27.7% of its net sales in 1997, 29.1% of its net sales in 1996 and 36.0% of its net sales in 1995. The receivable balances from these customers collectively represented 21.7% and 18.2% of the Company's accounts receivable at December 31, 1997 and 1996, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack business. Exposure to losses is dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customer's financial condition and its receivables are not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history, and other information.


8.       Commitments

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are (dollars in thousands):

            1998................       $ 14,798
            1999................         12,427
            2000................         11,567
            2001................          7,509
            2002................          5,531
            2003 and thereafter.         16,860
                                        -------
                                       $ 68,692
                                        =======

Rent expense was approximately $15.1 million in 1997; $13.9 million in 1996; and $10.8 million in 1995.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


9.       Retirement Plans

The Company sponsors defined benefit pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided for based on stated amounts for each year of service. It is the Company's policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.

The following table sets forth the funded status of the Company's retirement plans as of December 31, 1997 and 1996:


                                                                 Plans in which          Plans in which
                                                                  Assets Exceed            Accumulated
                                                                   Accumulated               Benefits
                                                                    Benefits               Exceed Assets
                                                               -----------------         ---------------
                                                                1997          1996      1997        1996
                                                                ----          ----      ----        ----
                                                                          (Dollars in thousands)


Actuarial present value of accumulated benefit obligations:
    Vested benefit obligations ............................   $ 17,901    $ 14,009    $ 45,181    $ 33,558
    Non-vested benefit obligations ........................        598         383       4,696       4,718
                                                              --------    --------    --------    --------
Total accumulated benefit obligations .....................     18,499      14,392      49,877      38,276
Additional benefits due to
  future salary increases .................................      6,522       6,255       6,108       6,526
                                                              --------    --------    --------    --------
Projected benefit obligations .............................     25,021      20,647      55,985      44,802
Plan assets at fair value .................................     19,313      15,055      43,047      31,265
                                                              --------    --------    --------    --------
Projected benefit obligation
  in excess of plan assets ................................      5,708       5,592      12,938      13,537
Unrecognized experience gain ..............................        153         110       5,680       3,476
Unrecognized prior service costs ..........................       (515)       (565)     (3,222)     (2,052)
Additional minimum liability ..............................       --          --         1,145       1,124
                                                              --------    --------    --------    --------
Accrued pension liability
  recognized in the balance sheet .........................   $  5,346    $  5,137    $ 16,541    $ 16,085
                                                              ========    ========    ========    ========

For certain pension plans with accumulated benefits in excess of plan assets at December 31, 1997 and December 31, 1996, the balance sheet reflects an additional minimum pension liability and related intangible asset of $1.1 million in each year, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


9.       Retirement Plans  (continued)

The components of net periodic pension costs for defined benefit plans are as follows:

                                                1997          1996         1995
                                                ----          ----         ----
                                                    (Dollars in thousands)

Service cost ...............................  $ 5,705       $ 5,229     $ 3,067
Interest cost ..............................    5,233         4,452       3,887
Actual return on assets ....................   (8,794)       (3,946)     (7,284)
Net amortization and deferrals .............    4,442           650       5,008
                                              -------        -------     -------
    Net periodic pension cost ..............  $ 6,586       $ 6,385     $ 4,678
                                              =======        =======     =======

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1997, 1996, and 1995 in the Company's Consolidated Statements of Operations is as follows:

                                                1997          1996         1995
                                                ----          ----         ----
                                                     (Dollars in thousands)

Net periodic pension cost ..................  $ 6,586       $ 6,385     $ 4,678
Settlement and curtailment losses, net .....       74            48         418
Contributions to multi-employer
  union plans ..............................    4,223         3,813       2,708
                                              -------       -------     -------
    Total pension costs ....................  $10,883       $10,246     $ 7,804
                                              =======       =======     =======

The assumptions used in determining the actuarial present value of accumulated benefit obligations as of December 31, 1997, 1996 and 1995 are as follows:

                                                1997          1996         1995
                                                ----          ----         ----

Discount rate ..............................    7.25%         7.5%         7.5%
Weighted average rate of compensation
  increase .................................    3.75%         4.0%         4.0%
Expected long-term rate of return on
  plan assets ..............................    9.0%          9.0%         8.5%

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $2.9 million in 1997; $4.3 million in 1996; and $1.7 million in 1995.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


10.      Postretirement Benefits Other than Pensions

The Company has unfunded defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

The following table presents the funded status of the postretirement plans and amounts recognized in the Company's balance sheet as of December 31, 1997 and 1996:

                                                            1997           1996
                                                            ----           ----
                                                          (Dollars in thousands)
Accumulated postretirement benefit obligation:
     Retirees ......................................     $  3,983      $  3,885
     Fully eligible active plan participants .......       13,411        10,741
     Other active plan participants ................       18,882        12,983
                                                         --------      --------
Total accumulated postretirement
   benefit obligation ..............................       36,276        27,609
Unrecognized experience net loss ...................          552         1,865
Unrecognized prior service costs ...................         (252)         (275)
                                                         --------      --------
Accrued postretirement benefit liability ...........     $ 36,576      $ 29,199
                                                         ========      ========

Net periodic postretirement benefit cost include the following components:

                                                        1997      1996     1995
                                                        ----      ----     ----
                                                          (Dollars in thousands)

Service cost .....................................    $  942    $  871   $  372
Interest cost ....................................     2,347     1,766    1,097
Net amortization and deferral ....................        65        25       42
                                                      ------    ------   ------
  Net periodic postretirement benefit cost .......    $3,354    $2,662   $1,511
                                                      ======    ======   ======

The weighted average discount rates used to determine the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 were 7.25% and 7.50%, respectively. The net periodic postretirement benefit costs were calculated using a discount rate of 7.5% for each of the years ended December
31, 1997, 1996, and 1995. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1997 ranged from 9.5% to 9.0% for pre-age 65 retirees and 9.0% to 8.5% for post-age 65 retirees, declining gradually to an ultimate rate of 5.5% in 2007.

A 1% increase in the assumed health care cost trend rate in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $3.1 million and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1997 by approximately $0.3 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


11.      Income Taxes

The components of income tax expense (benefit) are as follows:

                                           1997            1996            1995
                                           ----            ----            ----
                                               (Dollars in thousands)
Current
         Federal ..............        $    100         $   --         $    500
         State ................             200            3,000          1,900
         Foreign ..............           1,100              300            100
                                       --------         --------       --------
                                          1,400            3,300          2,500
Deferred
         Federal ..............         (16,300)            --             --
         State ................          (1,600)            --             --
         Foreign ..............             100             --             --
                                       --------         --------       --------
                                        (17,800)            --             --
                                       --------         --------       --------
                                       $(16,400)        $  3,300       $  2,500
                                       ========         ========       ========

Income tax expense (benefit) is included in the financial statements as follows:

                                          1997             1996           1995
                                          ----             ----            ----
                                                (Dollars in thousands)
Income before
  extraordinary charges .......       $ (6,700)         $  3,300       $  5,100
Extraordinary charges .........         (9,700)             --           (2,600)
                                        --------         --------      --------
                                      $(16,400)         $  3,300       $  2,500
                                       ========          ========      ========

The income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:

                                         1997              1996           1995
                                         ----              ----           ----
                                                 (Dollars in thousands)
Income tax expense (benefit) at
  the U.S. federal income tax rate ..  $  6,200         $ 11,100       $ (3,811)
State and foreign tax expense,
  net of federal income benefit .....       260            2,145          1,820
Amortization of goodwill ............       500              621            471
Change in valuation allowance .......   (27,400)         (10,566)         6,620
Provision for tax contingencies .....     4,040             --             --
                                        --------         --------      --------
                                       $(16,400)         $  3,300      $  5,100
                                        ========         ========      ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


11.      Income Taxes  (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1996 are as follows:

                                                           1997          1996
                                                          ----          ----
                                                         (Dollars in thousands)
Deferred tax liabilities:
  Tax over book depreciation .....................     $  71,800      $  65,000
  Book over tax basis of assets acquired .........        19,700         13,200
  Other ..........................................         6,076          4,100
                                                       ---------      ---------
    Total deferred tax liabilities ...............        97,576         82,300

Deferred tax assets:
  Book reserves not yet deductible
    for tax purposes .............................        66,200         59,200
  Deferred interest on high yield obligations ....          --            7,700
  Net operating loss carryforwards ...............        63,400         57,200
  Other ..........................................          --              500
                                                       ---------      ---------
    Total deferred tax assets ....................       129,600        124,600
  Valuation allowance for deferred tax assets ....          --          (42,300)
                                                       ---------      ---------
    Net deferred tax assets ......................       129,600         82,300
                                                       ---------      ---------

Net deferred tax (assets) liabilities ............     $ (32,024)     $    --
                                                       =========      =========

During 1997, the Company determined that it was more likely than not that the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $27.4 million and reduced goodwill by $14.9 million by releasing the valuation allowance. In the years prior to 1997, the Company`s net deferred tax asset position had been offset by a valuation allowance which arose primarily as a result of its net operating loss carryforwards and net temporary differences.

The Company files a consolidated federal income tax return. At December 31, 1997, the Company had net operating loss carryforwards of approximately $181.0 million which are available to offset future consolidated taxable income of the group and expire from 2001 through 2012. The Company also has $3.9 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


12.      Acquisition Reserves

The Company is in the process of implementing its plan to rationalize and integrate the operations of AN Can. These plans consist primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general and administrative functions of the former AN Can operations with the Company. Provisions were established for such planned costs which include approximately $22.6 million related to employee severance and relocation costs, $3.5 million related to administrative workforce reductions, and $23.4 million related to plant exit costs and other acquisition liabilities. The timing of the plant rationalizations, among other things, is dependent on covenants in existing labor agreements and accordingly these costs will principally be incurred through the year 2000. Since the acquisition of AN Can in 1995, $6.7 million related to administrative workforce reductions and employee severance and relocation costs and $6.5 million related to plant exit costs and other acquisition liabilities have been incurred.


13.      Stock Option Plans

The Company has established a stock option plan (the "Plan") for key employees pursuant to which options to purchase shares of common stock of the Company may be granted.

The Company also had established similar stock option plans at Containers and Plastics for their key employees. Concurrent with the Offering in February of 1997, all outstanding stock options issued under the Containers and Plastics plans were converted to stock options under the Plan in accordance with the terms of such plans, and the Containers and Plastics stock option plans terminated.

In connection with the Offering, the Company recognized a non-cash, pre-tax charge of $22.5 million for the excess of fair market value over the grant price of stock options converted from Holdings' subsidiaries' stock option plans to the Plan. Under APB No. 25, options granted under the subsidiary plans were considered variable options with a final measurement date at the time of conversion. Paid in capital was credited for $25.3 million which represented the current year charge and amounts accrued in prior years. In addition, the Company incurred charges relating to the vesting of benefits under the stock option plans of $0.8 million in 1996 and 1995.

The Plan authorizes the granting of options for up to 3,533,414 shares of the Company's common stock, which options can be non-qualified or incentive stock options. The exercise price of the stock options granted under the Plan is the fair market value of the Common Stock on the date of such grant. Options that have been granted generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


13.      Stock Option Plans  (continued)

The following is a summary of stock option activity for the three year period ended December 31, 1997:
                                                     Number     Weighted Average
                                                    of Shares    Exercise Price
                                                    ---------    --------------

Options outstanding December 31, 1994 ..........    1,752,873      $  2.09
Granted ........................................       67,230         4.43
Exercised ......................................         --            --
Canceled .......................................         --            --
                                                     --------

Options outstanding December 31, 1995 ..........    1,820,103         2.18
Granted ........................................         --            --
Exercised ......................................         --            --
Canceled .......................................         --            --
                                                     --------

Options outstanding December 31, 1996 ..........    1,820,103         2.18
Granted ........................................      120,000        26.91
Exercised ......................................         --            --
Canceled .......................................         --            --
                                                     --------

Options outstanding December 31, 1997 ..........    1,940,103      $  3.71
                                                    =========

The number of options exercisable was 1,578,952, 1,465,098, and 1,351,242; the weighted average exercise price was $2.08, $2.03, and $1.97; and, the remaining contractual life of options outstanding was 3.7 years, 4.3 years, and 5.3 years at December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, the exercise price range for options was $0.56 to $36.75.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Had compensation expense been determined based on the fair value of such awards at the grant date, consistent with the methods of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's total and per share net income would have been as follows (dollars in thousands, except per share amounts):

                                                1997         1996         1995
                                                ----         ----         ----
Net income:
     As reported net income (loss) .....   $   30,960   $   25,409   $  (21,806)
     Pro forma net income (loss) .......       30,850       25,384      (21,832)
Basic earnings per share:
     As reported earnings per share ....         1.68         1.45        (1.12)
     Pro forma earnings per share ......         1.67         1.44        (1.12)
Diluted earnings per share:
     As reported earnings per share ....         1.57         1.37        (1.12)
     Pro forma earnings per share ......         1.56         1.36        (1.12)

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


13.      Stock Option Plans  (continued)

The weighted average fair value of options granted was $10.51 and $1.87 during 1997 and 1995, respectively. The fair value was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 1997 and 1995: risk-free interest rates of 6.1% and 7.8%; expected volatility of 31.9%; dividend yield of 0%; and expected lives of 5 years. For purposes of the pro forma disclosures, the estimated fair values of the options is amortized to expense over the vesting period of the option which is five years.


14.      Cumulative Exchangeable Redeemable Preferred Stock

In July 1996, the Company issued 50,000 shares of Preferred Stock, mandatorily redeemable in 2006, at $1,000 per share, which amount represented the liquidation preference of a share of the Preferred Stock. The Company used $35.8 million of the proceeds from the sale of the Preferred Stock to purchase 4,283,286 shares of its Class B Common Stock pursuant to its contractual right to purchase such stock for such amount. In aggregate, common stock and additional paid in capital were reduced by $15.0 million, the original issuance amount received for such Class B Common Stock, and the remainder of the payment was applied to Holdings' accumulated deficit.

The Preferred Stock ranked senior to all common stock of Holdings. The holders of the Preferred Stock did not have voting rights. The Company's credit agreement and various debt indentures restricted the Company's ability to, among other things, pay dividends, incur additional indebtedness, and purchase or redeem shares of capital stock.

The Preferred Stock holders were entitled to receive cumulative dividends of 13 1/4% per annum, which were payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of the Company, in additional shares of Preferred Stock. During 1996, dividends of $1.6 million were paid in additional shares of Preferred Stock. As of December 31, 1996, the Company accrued dividends of $1.4 million, which it paid in additional shares of Preferred Stock.

During 1997, the Company accrued dividends of $3.2 million, which it paid in additional shares of Preferred Stock. In June 1997, all of the outstanding Preferred Stock ($56.2 million principal amount) was exchanged into Holdings' 13 1/4% Subordinated Debentures due 2006. The Preferred Stock had terms generally similar to the 13 1/4% Debentures, see Note 6.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


15.      Deficiency in Stockholders' Equity

In February 1997, the Company completed the Offering and amended its Restated Certificate of Incorporation to change its authorized capital stock to 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. In addition, the existing Class A, Class B and Class C Common Stock of Holdings were converted to Common Stock on a one for one basis, and immediately thereafter Holdings effected a
17.133145 to 1 stock split of its outstanding Common Stock.

The Class A and Class B Common Stock outstanding prior to the Offering had identical rights, privileges and powers, with shares of each class being entitled to one vote on all matters to come before the stockholders of Holdings. The Class C Common Stock outstanding before the Offering did not have voting rights except in certain circumstances.

In the Offering, the Company sold to the underwriters 3,700,000 previously unissued shares of Common Stock at an initial public offering price of $20.00 per share, and received net proceeds of $67.2 million. MSLEF II and Bankers Trust New York Corporation ("BTNY"), existing stockholders of the Company prior to the Offering, sold to the underwriters 1,317,246 and 157,754 previously issued and outstanding shares of Common Stock owned by them, respectively. The Company did not receive any of the proceeds from the sale of the shares of Common Stock by MSLEF II or BTNY.

Deficiency in stockholders' equity includes the following classes of common stock ($.01 par value):
                                     Shares
                             Issued and Outstanding
                                  December 31,
                                  ------------

                                 1997          1996
                                ------        ------
       Common Stock .......   18,862,834         --
       Class A Common Stock         --      7,153,088
       Class B Common Stock         --      7,153,088
       Class C Common Stock         --        856,657
                              ----------   ----------
                              18,862,834   15,162,833
                              ==========   ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


16.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):


                                                      1997         1996        1995
                                                      ----         ----        ----

Numerator:
     Income (loss) before extraordinary charges..   $50,566      $30,637     $(15,989)
     Extraordinary charges.......................    16,382        2,222        5,817
     Preferred stock dividend requirements.......     3,224        3,006        --
                                                    -------      -------      -------
     Numerator for basic and dilutive
       earnings per share - income (loss)
       available to common stockholders.........    $30,960      $25,409     $(21,806)
                                                    =======      =======     ========

Denominator:
     Denominator for basic earnings per
       share - weighted average shares..........    18,396       17,557       19,446
     Effect of dilutive securities:
       Employee stock options...................     1,327        1,021        --
                                                    -------      -------      -------
     Denominator for diluted earnings
       per share - adjusted weighted-
       average shares..........................     19,723       18,578       19,446
                                                    =======      =======      =======

Basic earnings per common share:
     Income (loss) before extraordinary charges.     $2.75         $1.75       $(0.82)
     Extraordinary charges......................     (0.89)        (0.13)       (0.30)
     Preferred stock dividend requirement.......     (0.18)        (0.17)        --
                                                     -----         -----       -------
     Net income (loss) per common share.........     $1.68         $1.45       $(1.12)
                                                     =====         =====       ======

Diluted earnings per common share:
     Income (loss) before extraordinary charges.     $2.56         $1.65       $(0.82)
     Extraordinary charges......................     (0.83)        (0.12)       (0.30)
     Preferred stock dividend requirement.......     (0.16)        (0.16)         --
                                                     ------        ------      -------
     Net income (loss) per diluted common share.     $1.57         $1.37       $(1.12)
                                                     =====         =====       ======

Earnings per share amounts for all periods prior to 1997 have been restated to conform to SFAS No. 128 and related pronouncements. Employee stock options outstanding in periods when the Company had a net loss are considered to be anti-dilutive and, therefore, have not been included in the denominator for such periods.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


16.      Earnings Per Share  (continued)

Options to purchase 30,000 shares of common stock at $36.75 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise price for such options was greater than the average market price of the Common stock and, therefore, the effect would be anti-dilutive.

In February 1997, the Company issued 3,700,000 shares of Common Stock in the Offering and the net proceeds of $67.2 million from such issuance were used to repay debt, see Note 15.


17.      Related Party Transactions

Pursuant to various management services agreements (the "Management Agreements") entered into between each of Holdings, Containers, Plastics, and S&H Inc. ("S&H"), a company wholly-owned by Mr. Silver, the Chairman and Co-Chief Executive Officer of Holdings, and Mr. Horrigan, the President and Co-Chief
Executive Officer of Holdings, S&H provides Holdings and its subsidiaries with general management, supervision and administrative services.

In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before depreciation, amortization, interest and taxes ("EBIDTA") until EBIDTA has reached the Scheduled Amount set forth in the Management Agreements, and 3.3% (of which 0.3% is payable to MS & Co.) after EBIDTA has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount incurred under the Management Agreements was $5.4 million in 1997, $5.3 million in 1996, and $5.4 million in 1995, and was allocated, based upon EBIDTA, as a charge to operating income of each business segment. Included in accounts payable for each of the years ended December 31, 1997 and 1996 was $0.1 million payable to S&H. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the bank financing entered into during 1997, 1996 and 1995, the banks thereunder (including Bankers Trust Company) received fees totaling $2.3 million, $1.6 million and $17.2 million, respectively.

As underwriters for the 9% Debentures Offering in 1997 and the Preferred Stock Offering in 1996, MS & Co. received as compensation for its services an aggregate of $9.7 million. In connection with the Offering, the underwriters (including MS & Co.) received fees totaling $5.2 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


18.      Business Segment Information

The Company is engaged in the packaging industry and operates principally in two business segments. Both segments operate in North America. There are no intersegment sales. Presented below is a tabulation of business segment information for each of the past three years:

                              Net            Oper.           Identifiable      Dep. &      Capital
                             Sales           Profit            Assets          Amort.      Expend.
                             -----           ------            ------          ------      -------
                                                  (Dollars in millions)


1997
----
Metal container
  & specialty(1)....         $1,248.1         $120.4          $  860.1         $45.7       $46.9
Plastic container...            263.3           28.5             189.9          17.7        14.9
                             --------         ------          --------         -----       -----
  Total............          $1,511.4         $148.9          $1,050.0         $63.4       $61.8
                             ========         ======          ========         =====       =====

1996
----
Metal container
  & specialty(1)...          $1,189.3         $106.1            $750.7         $44.7       $39.1
Plastic container..             216.4           18.4             158.5          14.6        17.6
                             --------         ------            ------         -----       -----
  Total............          $1,405.7         $124.5            $909.2         $59.3       $56.7
                             ========         ======            ======         =====       =====

1995
----
Metal container
  & specialty(1)...          $  882.3          $58.2 (2)        $736.7         $31.6       $32.5
Plastic container..             219.6           13.2             159.4          13.8        19.4
                             --------          -----            ------         -----       -----
  Total............          $1,101.9          $71.4            $896.1         $45.4       $51.9
                             ========          =====            ======         =====       =====


(1) Specialty packaging sales include closures, plastic bowls and paper containers used by processors and packagers in the food industry and are not significant enough to be reported as a separate segment.

(2) Includes charge for reduction in carrying value of assets of $14.7 million for the metal container segment.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


18.      Business Segment Information  (continued)

Operating profit is reconciled to income (loss) before income taxes as follows:

                                         1997       1996         1995
                                         ----       ----         ----
                                           (Dollars in millions)

      Operating profit ...........   $  148.9   $  124.5     $   71.4
      Interest expense ...........       80.7       89.4         80.7
      Non-cash stock option charge       22.5        --           --
      Corporate expense ..........        1.8        1.2          1.5
                                        ------      -----       -----
            Income (loss) before
              income taxes .......   $   43.9    $  33.9     $  (10.8)
                                        ======      =====       =====

Identifiable assets are reconciled to total assets as follows:

                                      1997          1996        1995
                                      ----          ----        ----
                                         (Dollars in millions)

         Identifiable assets      $  1,050.0    $  909.2     $  896.1
         Corporate assets ..             0.6         4.3          3.9
                                     -------       -----        -----
           Total assets ....      $  1,050.6    $  913.5     $  900.0
                                     =======       =====        =====

Identifiable assets are those assets which are utilized by the respective business segments. Corporate assets are principally cash and other assets which cannot be directly associated with the operations or activities of a business segment.

Metal container and specialty sales to Nestle Food Company accounted for 16.7%, 17.1%, and 21.4% of net sales of the Company during the years ended December 31, 1997, 1996, and 1995, respectively. Metal container sales to Del Monte Corporation accounted for 11.0%, 12.0%, and 14.5% of net sales of the Company during the years ended December 31, 1997, 1996, and 1995, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


19.      Quarterly Results of Operations (Unaudited)

The following table presents the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands of dollars, except per share data):

                                                Mar 31         June 30         Sept 30        Dec 31
                                                ------         -------         -------        ------


1997
----
Net sales ...............................     $ 299,427      $ 357,584      $ 493,293      $ 361,066
Gross profit ............................        42,719         56,961         68,973         39,254
Income before extraordinary charges .....        11,047         14,030         21,826          3,663
Net income ..............................         8,550          4,279         14,468          3,663

  Basic earnings per common share:
     Income before extraordinary
       charges ..........................     $    0.64       $   0.75       $   1.16      $    0.19
     Extraordinary charges ..............         (0.04)         (0.44)         (0.39)           --
     Preferred stock dividend requirement         (0.10)         (0.08)           --             --
                                             ----------     ----------     ----------     ----------
     Net income per common share ........     $    0.50       $   0.23       $   0.77      $    0.19
                                             ==========     ==========     ==========     ==========

  Diluted earnings per common share:
     Income before extraordinary charges      $    0.60       $   0.69       $   1.08      $    0.18
     Extraordinary charges ..............         (0.04)         (0.41)         (0.36)           --
     Preferred stock dividend requirement         (0.10)         (0.07)           --             --
                                             ----------     ----------     ----------     ----------
     Net income per diluted common share      $    0.46       $   0.21       $   0.72      $    0.18
                                             ==========     ==========     ==========     ==========


1996
----
Net sales ...............................     $ 279,860       $327,062      $ 473,563       $325,257
Gross profit ............................        37,653         48,985         59,040         38,123
Income before extraordinary charges .....           143          9,524         20,724            246
Net income (loss) .......................           143          9,524         17,328         (1,586)

  Basic earnings per common share:
     Income before extraordinary charges      $    0.01       $   0.49      $    1.28       $   0.02
     Extraordinary charges ..............           --             --           (0.13)         (0.01)
     Preferred stock dividend requirement           --             --           (0.08)         (0.11)
                                            -----------    -----------     ----------     ----------
     Net income (loss) per common share .     $    0.01       $   0.49      $    1.07       $  (0.10)
                                            ===========    ===========     ==========     ==========

  Diluted earnings per common share:
     Income before extraordinary charges       $   0.01       $   0.47       $   1.20        $  0.02
     Extraordinary charges ..............          --             --            (0.11)         (0.01)
     Preferred stock dividend requirement          --             --            (0.08)         (0.11)
                                            -----------    -----------    -----------    -----------
     Net income (loss) per diluted
       common share .....................      $   0.01       $  0.47        $   1.01        $ (0.10)
                                            ===========    ===========    ===========    ===========


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


19.      Quarterly Results of Operations  (continued)

Earnings per common share amounts are computed independently for each quarter and therefore may not sum to the totals for the year. All periods prior to the fourth quarter of 1997 have been restated to reflect the adoption of SFAS No. 128.

The results of operations for first quarter of 1997 include a charge of $22.5 million, incurred in connection with the Offering, for the conversion of stock options from the stock option plans of the Company's subsidiaries to stock options under the Plan. In addition, during the first quarter the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized and it recognized an income tax benefit of $23.2 million.

The results of operations for the first, second and third quarters of 1997 and the third and fourth quarters of 1996 include extraordinary charges, net of tax, of $0.7 million, $8.3 million, $7.4 million, $2.1 million and $0.1 million, respectively, for the write-off of unamortized debt financing costs and premiums paid in connection with the refinancing of the Company's indebtedness.


20.      Subsequent Events

In January 1998, Plastics acquired substantially all of the assets of Winn Packaging Co. ("Winn") for a purchase price of approximately $14.1 million (including net working capital of approximately $4.0 million). Winn was a privately held manufacturer and marketer of decorated rigid plastic containers, serving the personal care, automotive, and household chemical markets. Winn's estimated sales in 1997 were $23.0 million. The Company financed this acquisition through Revolving Loan borrowings under the Credit Agreement. The transaction will be accounted for using the purchase method of accounting.

In February 1998, the Company reached an agreement in principle with Campbell Soup Company ("Campbell") for the purchase of Campbell's can manufacturing assets. Although the transaction is subject to negotiation and execution of definitive documentation and other customary terms and conditions, it is expected that the purchase price will approximate $125.0 million. As part of the transaction, the Company and Campbell will enter into a long-term supply agreement. Annual sales to Campbell under the supply agreement are expected to be in excess of $200.0 million.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              SILGAN HOLDINGS INC.
              For the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)



                                                      Additions
                                                      ---------
                                                                Charged
                                 Balance at     Charged to      to other                          Balance
                                 beginning      costs and       accounts         Deductions       at end of
Description                      of period      expenses        describe         describe(1)      period
-----------                      ---------      --------        --------         -----------      ------

For the year ended
 December 31, 1997:

  Allowance for
    doubtful accounts
    receivable .............      $4,045          $181          $  (297)             $514          $3,415
                                  ======          ====          =======              ====          ======

For the year ended
 December 31, 1996:

  Allowance for
    doubtful accounts
    receivable .............      $4,843          $572          $(1,041)(2)          $329          $4,045
                                  ======          ====          =======              ====          ======

For the year ended
 December 31, 1995:

  Allowance for
    doubtful accounts
    receivable .............      $1,557          $295          $ 3,872(3)           $881          $4,843
                                  ======          ====           =======             ====          ======





(1) Uncollectible accounts written off, net of recoveries.

(2) Principally   represents  the  final  purchase  price  allocation  for  the acquisition of AN Can.

(3) Represents the accounts receivable allowance for doubtful accounts assumed upon the acquisition of AN Can.

                                    INDEX TO EXHIBITS
                                    -----------------


Exhibit No.                         Exhibit
-----------                         -------

   *21           Subsidiaries of the Registrant.

   *23           Consent of Ernst & Young LLP.

   *27.1         Financial Data Schedule for the fiscal year ended December 31, 1997.

   *27.2         Restated Financial Data Schedule for the nine months ended September 30, 1997.

   *27.3         Restated Financial Data Schedule for the six months ended June 30, 1997.

   *27.4         Restated Financial Data Schedule for the three months ended March 31, 1997.

   *27.5         Restated Financial Data Schedule for the fiscal year ended December 31, 1996.

   *27.6         Restated Financial Data Schedule for the nine months ended September 30, 1996.

   *27.7         Restated Financial Data Schedule for the six months ended June 30, 1996.

   *27.8         Restated Financial Data Schedule for the three months ended March 31, 1996.

   *27.9         Restated Financial Data Schedule for the fiscal year ended December 31, 1995.