Form 10-K/A
period 1997-12-31
SILGAN HOLDINGS INC
filed 1998-03-31
CIK 849869

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

         The Registrant is filing this Form 10-K/A-1 to refile herewith certain exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. These exhibits are restated financial data schedules for the fiscal years ended December 31, 1996 and 1995 and for each of the interim periods during the fiscal years ended December 31, 1997 and 1996, each of which have been restated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Because the EDGAR system encountered errors while processing these exhibits, they were not included as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as intended.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Exhibits:

Exhibit
Number                        Description

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

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 000-22117).

    23           Consent  of Ernst & Young LLP  (incorporated  by  reference  to
                 Exhibit 23 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 000-22117).

    27.1 Financial Data Schedule for the fiscal year ended December 31, 1997 (incorporated by reference to Exhibit 27.1 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 000-22117).

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


-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SILGAN HOLDINGS INC.


Date:  March 31, 1998                   By:  /s/ Harley Rankin, Jr.
                                             ----------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

                                    INDEX TO EXHIBITS
                                    -----------------


Exhibit No.                         Exhibit
-----------                         -------



   27.2         Restated Financial Data Schedule for the nine months ended
                September 30, 1997.

   27.3         Restated Financial Data Schedule for the six months ended June
                30, 1997.

   27.4         Restated Financial Data Schedule for the three months ended
                March 31, 1997.

   27.5         Restated Financial Data Schedule for the fiscal year ended
                December 31, 1996.

   27.6         Restated Financial Data Schedule for the nine months ended
                September 30, 1996.

   27.7         Restated Financial Data Schedule for the six months ended June
                30, 1996.

   27.8         Restated Financial Data Schedule for the three months ended
                March 31, 1996.

   27.9         Restated Financial Data Schedule for the fiscal year ended
                December 31, 1995.