Form 10-Q
period 1998-03-31
SILGAN HOLDINGS INC
filed 1998-05-12
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1998 or

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

                                Yes [ X ] No [ ]

As of May 1, 1998, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 19,010,617.

Part I. Financial Information
Item 1. Financial Statements


                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,     March 31,        Dec. 31,
                                                          1998          1997            1997
                                                          ----          ----            ----
ASSETS                                                (unaudited)   (unaudited)      (audited)
Current assets:
     Cash and cash equivalents ...................   $     4,042    $     5,860    $    53,718
     Accounts receivable, net ....................       132,109        104,730        125,837
     Inventories .................................       276,272        248,679        209,963
     Prepaid expenses and other current assets ...        10,566         11,046          9,997
                                                     -----------    -----------    -----------
         Total current assets ....................       422,989        370,315        399,515

Property, plant and equipment, net ...............       537,724        496,197        531,765
Other non-current assets .........................       121,146        122,898        119,287
                                                     -----------    -----------    -----------
                                                     $ 1,081,859    $   989,410    $ 1,050,567
                                                     ===========    ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable ......................   $   113,354    $   106,212    $   142,281
     Accrued payroll and related costs ...........        43,178         43,013         40,621
     Accrued interest payable ....................        15,679         12,105         10,939
     Accrued expenses and other current
        liabilities ..............................        21,161         35,874         20,871
     Bank revolving loans ........................        44,595         88,400           --
     Current portion of long-term debt ...........         1,867         29,547         20,218
                                                     -----------    -----------    -----------
         Total current liabilities ...............       239,834        315,151        234,930

Long-term debt ...................................       803,468        634,843        785,036
Other long-term liabilities ......................        98,839         74,632         97,849

Cumulative exchangeable redeemable
   preferred stock ...............................          --           54,748           --

Deficiency in stockholders' equity:
     Common stock ................................           189            189            189
     Additional paid-in capital ..................       111,079        110,935        110,935
     Accumulated deficit .........................      (171,195)      (200,274)      (177,864)
     Accumulated other comprehensive income ......          (355)          (814)          (508)
                                                     -----------    -----------    -----------
         Total deficiency in stockholders' equity        (60,282)       (89,964)       (67,248)
                                                     -----------    -----------    -----------
                                                     $ 1,081,859    $   989,410    $ 1,050,567
                                                     ===========    ===========    ===========

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                          Three Months Ended
                                                          ------------------
                                                       March 31,       March 31,
                                                         1998            1997
                                                         ----            ----

Net sales ........................................   $   334,413   $    299,427
Cost of goods sold ...............................       290,089        256,708
                                                     -----------   ------------

     Gross profit ................................        44,324         42,719

Selling, general and administrative expenses .....        15,663         14,035
Non-cash stock option charge .....................          --           22,522
                                                     -----------   ------------

     Income from operations ......................        28,661          6,162

Interest expense and other related financing costs        17,963         19,965
                                                     -----------   ------------

     Income (loss) before income taxes ...........        10,698        (13,803)

Income tax provision (benefit) ...................         4,029        (24,850)
                                                     -----------   ------------

     Income before extraordinary charge ..........         6,669         11,047

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ..........          --             (742)
                                                     -----------   ------------

     Net income before preferred stock
        dividend requirement .....................         6,669         10,305

Preferred stock dividend requirement .............          --           (1,755)
                                                     -----------   ------------

     Net income available to common stockholders .   $     6,669   $      8,550
                                                     ===========   ============

Basic earnings per common share:
     Income before extraordinary charges .........   $      0.35   $       0.64
     Extraordinary charges .......................          --            (0.04)
     Preferred stock dividend requirement ........          --            (0.10)
                                                     -----------   ------------
Net income per common share ......................   $      0.35   $       0.50
                                                     ===========   ============

Diluted earnings per common share:
     Income before extraordinary charges .........   $      0.33   $       0.60
     Extraordinary charges .......................          --            (0.04)
     Preferred stock dividend requirement ........          --            (0.10)
                                                     -----------   ------------
Net income per common share ......................   $      0.33   $       0.46
                                                     ===========   ============

Weighted average shares outstanding:
     Basic .......................................    18,868,567     17,086,722
     Diluted .....................................    20,205,308     18,466,847

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                           Three Months Ended
                                                           ------------------
                                                         March 31,     March 31,
                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
     Net income before preferred stock
         dividend requirement ........................   $   6,669    $  10,305
     Adjustments to reconcile net income before
        preferred stock dividend requirement to
        net cash used in operating activities:
         Depreciation ................................      16,222       13,714
         Amortization ................................       1,183        1,725
         Extraordinary charge relating to early
            extinguishment of debt, net of taxes .....        --            742
         Non-cash stock option charge ................        --         22,522
         Changes in assets and liabilities, net of
            effect of acquisitions:
              (Increase) in accounts receivable ......      (4,121)      (3,227)
              (Increase) in inventories ..............     (64,660)     (52,987)
              (Increase) decrease in other non-current
                assets ...............................       2,436      (17,148)
              (Decrease) in trade accounts payable ...     (28,927)     (16,411)
              Other, net .............................       8,617       (4,137)
                                                         ---------    ---------
                  Total adjustments ..................     (69,250)     (55,207)
                                                         ---------    ---------
         Net cash used in operating activities .......     (62,581)     (44,902)
                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of business .........................     (14,110)        --
     Capital expenditures, net .......................     (17,518)     (10,255)
                                                         ---------    ---------
         Net cash used in investing activities .......     (31,628)     (10,255)
                                                         ---------    ---------

Cash flows from financing activities:
     Borrowings under working capital loans ..........     217,755      279,750
     Repayments under working capital loans ..........    (159,050)    (219,150)
     Net proceeds from issuance of common stock ......        --         67,220
     Proceeds from issuance of long-term debt ........       4,193         --
     Repayment of long-term debt .....................     (18,365)     (67,820)
                                                         ---------    ---------
         Net cash provided by financing activities ...      44,533       60,000
                                                         ---------    ---------

Net increase in cash and cash equivalents ............     (49,676)       4,843
Cash and cash equivalents at beginning of year .......      53,718        1,017
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   4,042    $   5,860
                                                         =========    =========

Supplementary data:
     Cash interest payments ..........................   $  12,902    $  16,253
     Cash income tax (refunds) payments ..............       1,006          (56)
     Preferred stock issued in lieu of cash dividend .        --          1,702

                             See accompanying notes.

                                         SILGAN HOLDINGS INC.
                          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                        (Dollars and shares in thousands)



                                                     Common Stock                                    Accumulated       Total
                                                     ------------       Additional                      other      deficiency in
                                                                Par      paid-in      Accumulated   comprehensive  stockholders'
                                                    Shares     Value     capital        deficit        income         equity
                                                    ------     -----     -------        -------        ------         ------

Balance at December 31, 1997 ..................     18,863     $189      $110,935      $(177,864)      $(508)      $(67,248)

   Net income .................................       --        --           --            6,669        --            6,669

   Foreign currency translation ...............       --        --           --             --           153            153

   Proceeds from exercise of
      shares through employee
      stock option plans, including
      tax benefit of $120 .....................         12      --            144           --          --              144
                                                    ------     ----      --------      ---------       -----       --------

Balance at March 31, 1998 .....................     18,875     $189      $111,079      $(171,195)      $(355)      $(60,282)
                                                    ======     ====      ========      =========       =====       ========

                                                            See accompanying notes.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1998 and 1997 and for the
                      three months then ended is unaudited)


1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of March 31, 1998 and 1997 and December 31, 1997, and Holdings' results of operations and statements of cash flows for the three months ended March 31, 1998 and 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1997.

In addition, certain reclassifications have been made to prior year's financial statements to conform with current year presentation.


2.       Earnings per Share

Earnings per share amounts for 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of stock options. The number of common stock equivalents included in diluted weighted average shares outstanding at March 31, 1998 and March 31, 1997 were 1,336,741 and 1,380,125, respectively, all of which represented outstanding employee stock options.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1998 and 1997 and for the
                      three months then ended is unaudited)


3.       Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operations or stockholders' equity. Prior year's financial statements have been reclassified to conform to the requirements of SFAS No. 130.

SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income. Foreign currency translation adjustments were previously included as a separate component of stockholders' equity. The components of comprehensive income for the three month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                            1998          1997
                                                            ----          ----
Net income .........................................       $6,669       $ 8,550
Foreign currency translation adjustments ...........          153           (40)
                                                           ------       -------
    Comprehensive income ...........................       $6,822       $ 8,510
                                                           ======       =======

The components of accumulated other comprehensive income at March 31, 1998, March 31, 1997, and December 31, 1997 consist solely of foreign currency translation adjustments.


4.       Acquisitions

In January 1998, Silgan Plastics Corporation, a wholly owned subsidiary of Holdings ("Plastics"), acquired substantially all of the assets of Winn Packaging Co. ("Winn") for a purchase price of approximately $14.1 million (including net working capital of approximately $4.0 million). Winn was a privately held manufacturer and marketer of decorated rigid plastic containers, serving the personal care, automotive, and household chemical markets. Winn's sales in 1997 were approximately $22.0 million. The Company financed this acquisition through revolving loan borrowings under its U.S. Credit Agreement.

The transaction was accounted for using the purchase method of accounting, and accordingly a preliminary purchase price allocation has been made based on the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The purchase price allocation will be adjusted during 1998 for differences between actual and preliminary valuations for asset appraisals. The excess of the purchase price over the fair value of the net assets acquired of $5.5 million has been recorded as goodwill, and is being amortized over 40 years.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1998 and 1997 and for the
                      three months then ended is unaudited)


5.       Inventories

Inventories consisted of the following (in thousands):

                                            March 31,     March 31,     Dec. 31,
                                              1998          1997          1997
                                              ----          ----          ----

Raw materials and supplies ...........      $ 33,191      $ 32,718      $ 33,706
Work-in-process ......................        54,521        43,444        43,529
Finished goods .......................       178,754       161,577       121,369
Spare parts and other ................         8,731         7,977         8,382
                                            --------      --------      --------
                                             275,197       245,716       206,986
Adjustment to value inventory
   at cost on the LIFO Method ........         1,075         2,963         2,977
                                            --------      --------      --------
                                            $276,272      $248,679      $209,963
                                            ========      ========      ========


6.        Income Taxes

During the first quarter of 1997, the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized due to the Company's continued improvement in earnings and increased probability of future taxable income. In accordance with SFAS No. 109, the Company reduced its valuation allowance and recognized an income tax benefit of
23.2 million.

The provision for income taxes for the three months ended March 31, 1998 was recorded at an effective tax rate of 37.7%, which represents the Company's estimated annual effective tax rate for 1998.


7.       Exchangeable Redeemable Preferred Stock

As of March 31, 1997, the Company had outstanding 53,258 shares of 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock"), with a liquidation preference of $1,000 per share. Included in Preferred Stock at March 31, 1997 were accrued dividends of $1.5 million. On April 15, 1997, the Company made its quarterly dividend payment of $1.8 million in additional shares of Preferred Stock.

The Preferred Stock was exchanged into the Company's 13 1/4% Subordinated Debentures due 2006 (the "13 1/4% Debentures") in June 1997.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1998 and 1997 and for the
                      three months then ended is unaudited)


8.       Pending Acquisition

In February 1998, the Company reached an agreement in principle with Campbell Soup Company ("Campbell") for the purchase of Campbell's can manufacturing assets. Although the transaction is subject to negotiation and execution of definitive documentation and other customary terms and conditions, it is expected that the purchase price will be approximately $125.0 million. The purchase price will be determined at the closing of the transaction. The Company expects to finance this acquisition with revolving loans under its U.S. Credit Agreement. As part of the transaction, the Company and Campbell will enter into a long-term supply agreement. Annual sales to Campbell under the supply agreement are expected to be in excess of $200.0 million. The Company anticipates that the closing of the transaction will occur in the late spring of this year.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks, including, but not limited to, those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's other filings with the Securities and Exchange Commission. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in such forward-looking statements.


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended March 31, 1998 and 1997 are provided below.
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     1998                 1997
                                                     ----                 ----
                                                            (In millions)
Net sales:
     Metal containers and specialty ..............     $  259.2       $  242.2
     Plastic containers ..........................         75.2           57.2
                                                         ------         ------
         Consolidated ............................     $  334.4       $  299.4
                                                         ======         ======

Operating profit:
     Metal containers and specialty ..............     $   19.1       $   22.3
     Plastic containers ..........................         10.0            6.8
     Non-cash stock option charge ................         --            (22.5)
     Corporate expense ...........................         (0.4)          (0.4)
                                                         ------         ------
         Consolidated ............................     $   28.7       $    6.2
                                                         ======         ======


Three  Months  Ended March 31, 1998  Compared  with Three Months ended March 31,
1997

Net Sales. Consolidated net sales increased $35.0 million, or 11.7%, to $334.4 million for the three months ended March 31, 1998, as compared to net sales of $299.4 million for the same three months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and to a lesser extent from increased unit sales to existing plastic container customers.

Net sales for the metal container business (including net sales of its specialty business of $29.9 million) were $259.2 million for the three months ended March 31, 1998, an increase of $17.0 million, or 7.0%, from net sales of $242.2 million for the same period in 1997. Net sales of metal food cans increased slightly during the first quarter of 1998 to $229.3 million, as compared to $223.2 million for the same period in 1997.

Sales of specialty items included in the metal container segment increased $10.9 million to $29.9 million during the three months ended March 31, 1998, as compared to $19.0 million in the same period in 1997, predominately due to incremental sales added from the April 1997 acquisition of the aluminum roll-on closure business.

Net sales for the plastic container business of $75.2 million during the three months ended March 31, 1998 increased $18.0 million, or 31.5%, from net sales of $57.2 million for the same period in 1997. The additional sales were generated by incremental sales added from the acquisition of Winn in January 1998 and the acquisition in April 1997 of the North American plastic container business of Rexam plc and by higher unit volume with existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.8% ($290.1 million) for the three months ended March 31, 1998, an increase of 1.1 percentage points as compared to 85.7% ($256.7 million) for the same period in 1997. The decline in gross profit margins was primarily attributable to price concessions made to several contractual metal food can customers in exchange for contract term extensions with such customers, offset in part, by an increase in the gross profit margin of the plastic container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the three months ended March 31, 1998 and 1997 remained constant at 4.7% ($15.6 million and $14.0 million, respectively).

Income from Operations. Income from operations as a percentage of consolidated net sales was 8.6% for the three months ended March 31, 1998, as compared with 2.1% for the same period in the prior year. Excluding the effect of the non-cash stock option charge of $22.5 million incurred in connection with the Company's initial public offering (the "IPO") of its common stock in 1997, income from operations as a percentage of consolidated net sales declined 1.0 percentage point to 8.6% for the three months ended March 31, 1998, as compared with 9.6% for the same period in the prior year. This decrease was a result of the aforementioned decline in gross profit margins. Excluding the effect of the non-cash stock option charge, income from operations for the three months ended March 31, 1998 and 1997 remained constant at $28.7 million.

In conjunction with the IPO, stock options issued under the stock option plans of Holdings' subsidiaries were converted to Holdings stock options. In accordance with generally accepted accounting principles, the Company recorded a charge of $22.5 million at the time of the IPO for the excess of the fair market value of the stock options issued under the subsidiary stock option plans over the grant price of the options. The Company will not recognize any future charges for these stock options.

Income from operations as a percentage of net sales for the metal container business declined 1.8 percentage points to 7.4% ($19.1 million) for the three months ended March 31, 1998, from 9.2% ($22.3 million) for the same period in the prior year. This decrease in income from operations as a percentage of net sales reflected the impact of price concessions made to several contractual metal food can customers in exchange for contract term extensions with such customers, the acquisition in April 1997 of the aluminum roll-on closure business which operates at lower average margins and higher depreciation expense incurred as a result of increased capital expenditures.

Income from operations as a percentage of net sales for the plastic container business improved 1.4 percentage points to 13.3% ($10.0 million) for the three months ended March 31, 1998, as compared to 11.9% ($6.8 million) for the same period in 1997. The improved operating performance of the plastic container business was attributable to increased production and sales volume resulting in lower per unit manufacturing costs and continuing manufacturing efficiencies realized from capital investment.

Interest Expense. Interest expense declined $2.0 million to $18.0 million for the three months ended March 31, 1998 principally as a result of benefits realized from the refinancing of substantially all of the Company's indebtedness in the second and third quarters of 1997 with lower cost indebtedness, offset in part by additional indebtedness incurred under the Company's U.S. Credit Agreement to finance its recently completed acquisitions. Including the effect of the exchange of the Preferred Stock for 13 1/4% Debentures in June 1997, interest expense and preferred stock dividend requirements declined $3.7 million during the first quarter of 1998 as compared to the first quarter of 1997.

Income Taxes. The provision for income taxes for the three months ended March 31, 1998 was recorded at an effective tax rate of 37.7% ($4.0 million), which represents the Company's estimated annual effective tax rate for 1998.

During the first quarter of 1997, the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized due to the Company's continued improvement in earnings and increased probability of future taxable income. In accordance with SFAS No. 109, the Company reduced its valuation allowance and recognized an income tax benefit.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended March 31, 1998 was $6.7 million, a decrease of $4.3 million from net income of $11.0 million (before the extraordinary charge of $0.7 million and the preferred stock dividend requirement of $1.8 million) for the three months ended March 31, 1997.

Earnings per diluted share for the first quarter of 1998 were $0.33 as compared with $0.46 for the same period in 1997. The Company estimates that earnings per diluted share for the three months ended March 31, 1998 would have been $0.06 greater than earnings per diluted share, before the preferred stock dividend requirement, of $0.27 for the same period in the prior year if unusual items for the non-cash stock option charge and the extraordinary charge incurred in connection with the refinancing of the Company's 13 1/4% Senior Discount Debentures due 2002 ("Discount Debentures") had been excluded from earnings and if earnings for the three months ended March 31, 1997 had been calculated utilizing the effective tax rate and the weighted average diluted shares outstanding for the three months ended March 31, 1998.

During the first quarter of 1997, the Company incurred an extraordinary charge of $0.7 million, net of taxes, or $0.04 per diluted share, for the write-off of unamortized debt cost associated with the redemption of its remaining Discount Debentures.


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

For the first three months of 1998, net borrowings of revolving loans of $58.7 million under the Company's U.S. Credit Agreement, $4.2 million of borrowings under the Company's Canadian credit facility and a decrease in cash balances of $49.7 million were used to fund cash used by operations of $62.6 million for the Company's seasonal working capital needs, capital expenditures of $17.5 million, the acquisition of Winn in January 1998 for $14.1 million, and the repayment of $18.4 million of bank term loans.

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

During 1998, the Company estimates that approximately $150.0 million of its revolving loan facilities under its credit agreements will be utilized at its peak in the third quarter of 1998 for seasonal working capital needs. Amounts available under the Company's revolving loan facilities in excess of such seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes. The Company financed the acquisition of Winn in January 1998 through its revolving loan facility under its U.S. Credit Agreement, and intends to finance the acquisition of Campbell's can manufacturing assets through its revolving loan facility under its U.S. Credit Agreement.

As of March 31, 1998, the Company had $58.7 million of revolving loans outstanding, of which $44.6 million related to seasonal working capital needs and $14.1 million related to long-term financing of acquisitions. The amount used for acquisition financing has been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at March 31, 1998, after taking into account outstanding letters of credit, was $482.9 million.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.

The Company is continually evaluating and intends to continue to pursue acquisition opportunities in the North American consumer goods packaging market. The Company intends to borrow additional revolving loans under its U.S. Credit Agreement to finance such acquisitions and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance such acquisitions and to fund any resulting increased operating needs. Any such new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1998.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                              Description
         27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SILGAN HOLDINGS INC.


Dated:  May 12, 1998                         /s/Harley Rankin, Jr.
--------------------                         ---------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer)




Dated:  May 12, 1998                         /s/Harold J. Rodriguez, Jr.
--------------------                         ---------------------------
                                             Harold J. Rodriguez, Jr.
                                             Vice President and Controller
                                             (Chief Accounting Officer)