Form 10-Q
period 1998-06-30
SILGAN HOLDINGS INC
filed 1998-08-12
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1998 or

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

                                Yes [ X ] No [ ]


As of July 31, 1998, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 19,053,340.

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30,        June 30,      Dec. 31,
                                                       1998            1997          1997
ASSETS                                              (unaudited)     (unaudited)    (audited)
------                                              -----------     -----------    ---------

Current assets:
     Cash and cash equivalents ...................  $    3,130     $   11,394     $   53,718
     Accounts receivable, net ....................     171,214        147,708        125,837
     Inventories .................................     324,556        307,826        209,963
     Prepaid expenses and other current assets ...       9,332         10,350          9,997
                                                    ----------     ----------     ----------
         Total current assets ....................     508,232        477,278        399,515

Property, plant and equipment, net ...............     646,672        525,804        531,765
Other non-current assets .........................     122,560        129,823        119,287
                                                    ----------     ----------     ----------
                                                    $1,277,464     $1,132,905     $1,050,567
                                                    ==========     ==========     ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ......................  $  116,234     $   95,685     $  142,281
     Accrued payroll and related costs ...........      43,758         42,318         40,621
     Accrued interest payable ....................      11,917          8,423         10,939
     Accrued expenses and other current
        liabilities ..............................      17,763         47,637         20,871
     Bank revolving loans ........................     106,573           --             --
     Current portion of long-term debt ...........       1,805        135,000         20,218
                                                    ----------     ----------     ----------
         Total current liabilities ...............     298,050        329,063        234,930

Long-term debt ...................................     925,631        808,799        785,036
Other long-term liabilities ......................     101,964         80,679         97,849

Deficiency in stockholders' equity:
     Common stock ................................         191            189            189
     Additional paid-in capital ..................     113,140        110,935        110,935
     Accumulated deficit .........................    (161,007)      (195,995)      (177,864)
     Accumulated other comprehensive income ......        (505)          (765)          (508)
                                                    ----------     ----------     ----------
         Total deficiency in stockholders' equity      (48,181)       (85,636)       (67,248)
                                                    ----------     ----------     ----------
                                                    $1,277,464     $1,132,905     $1,050,567
                                                    ==========     ==========     ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                            Three Months Ended
                                                          June 30,      June 30,
                                                            1998          1997
                                                            ----          ----

Net sales .............................................   $ 392,791   $ 357,584

Cost of goods sold ....................................     340,214     300,623
                                                          ---------   ---------

     Gross profit .....................................      52,577      56,961

Selling, general and administrative expenses ..........      16,747      15,192
                                                          ---------   ---------

     Income from operations ...........................      35,830      41,769

Interest expense and other related financing costs ....      19,523      21,139
                                                          ---------   ---------

     Income before income taxes .......................      16,307      20,630

Income tax provision ..................................       6,120       6,600
                                                          ---------   ---------

     Income before extraordinary charge ...............      10,187      14,030

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ...............        --        (8,282)
                                                          ---------   ---------

     Net income before preferred stock
        dividend requirement ..........................      10,187       5,748

Preferred stock dividend requirement ..................        --        (1,469)
                                                          ---------   ---------

     Net income available to common stockholders ......   $  10,187   $   4,279
                                                          =========   =========


Basic earnings per common share:
     Income before extraordinary charge ...............   $    0.54   $    0.75
     Extraordinary charge .............................        --         (0.44)
     Preferred stock dividend requirement .............        --         (0.08)
                                                          ---------   ---------
Net income per common share ...........................   $    0.54   $    0.23
                                                          =========   =========

Diluted earnings per common share:
     Income before extraordinary charge ...............   $    0.50   $    0.69
     Extraordinary charge .............................        --         (0.41)
     Preferred stock dividend requirement .............        --         (0.07)
                                                          ---------   ---------
Net income per common share ...........................   $    0.50   $    0.21
                                                          =========   =========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                             Six Months Ended
                                                          June 30,      June 30,
                                                            1998          1997
                                                            ----          ----

Net sales .............................................   $ 727,204   $ 657,011

Cost of goods sold ....................................     630,303     557,330
                                                          ---------   ---------

     Gross profit .....................................      96,901      99,681

Selling, general and administrative expenses ..........      32,410      29,228

Non-cash stock option charge ..........................        --        22,522
                                                          ---------   ---------

     Income from operations ...........................      64,491      47,931

Interest expense and other related financing costs ....      37,486      41,104
                                                          ---------   ---------

     Income before income taxes .......................      27,005       6,827

Income tax provision (benefit) ........................      10,148     (18,250)
                                                          ---------   ---------

     Income before extraordinary charge ...............      16,857      25,077

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ...............        --        (9,024)
                                                          ---------   ---------

     Net income before preferred stock
        dividend requirement ..........................      16,857      16,053

Preferred stock dividend requirement ..................        --        (3,224)
                                                          ---------   ---------

     Net income available to common stockholders ......   $  16,857   $  12,829
                                                          =========   =========

Basic earnings per common share:
     Income before extraordinary charge ...............   $    0.89   $    1.40
     Extraordinary charge .............................        --         (0.50)
     Preferred stock dividend requirement .............        --         (0.18)
                                                          ---------   ---------
Net income per common share ...........................   $    0.89   $    0.72
                                                          =========   =========

Diluted earnings per common share:
     Income before extraordinary charge ...............   $    0.83   $    1.30
     Extraordinary charge .............................        --         (0.47)
     Preferred stock dividend requirement .............        --         (0.16)
                                                          ---------   ---------
Net income per common share ...........................   $    0.83   $    0.67
                                                          =========   =========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                         June 30,       June 30,
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities:
     Net income before preferred stock dividend
         requirement ....................................$  16,857    $  16,053
     Adjustments to reconcile net income before preferred
        stock dividend requirement to net cash used in
        operating activities:
         Depreciation ...................................   33,761       29,545
         Amortization ...................................    2,166        3,435
         Extraordinary charge relating to early
            extinguishment of debt, net of taxes ........     --          9,024
         Non-cash stock option charge ...................     --         22,522
         Changes in assets and liabilities, net of effect
          of acquisitions:
              (Increase) in accounts receivable .........  (42,955)     (41,695)
              (Increase) in inventories .................  (99,599)    (102,130)
              (Increase) decrease in other non-current
                  assets ................................    6,553      (12,352)
              (Decrease) in trade accounts payable ......  (26,047)     (29,487)
              Other, net ................................    2,950       (7,009)
                                                         ---------    ---------
                  Total adjustments ..................... (123,171)    (128,147)
                                                         ---------    ---------
         Net cash used in operating activities .......... (106,314)    (112,094)
                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of businesses .......................... (136,827)     (42,357)
     Capital expenditures ...............................  (37,195)     (25,441)
     Proceeds from sale of assets .......................       57        4,247
                                                         ---------    ---------
         Net cash used in investing activities .......... (173,965)     (63,551)
                                                         ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving loans ...................  553,727      504,900
     Repayments under revolving loans ................... (313,327)    (532,700)
     Net proceeds from issuance of common stock .........     --         67,220
     Proceeds from stock option exercises ...............      463         --
     Proceeds from issuance of long-term debt ...........    7,193      375,000
     Repayment of long-term debt ........................  (18,365)    (219,617)
     Debt financing costs ...............................     --         (8,781)
                                                         ---------    ---------
         Net cash provided by financing activities ......  229,691      186,022
                                                         ---------    ---------

Net increase in cash and cash equivalents ...............  (50,588)      10,377
Cash and cash equivalents at beginning of year ..........   53,718        1,017
                                                         ---------    ---------
Cash and cash equivalents at end of period ..............$   3,130    $  11,394
                                                         =========    =========

Supplementary data:
     Cash interest payments .............................$  35,838    $  40,033
     Cash income tax payments ...........................    1,920          593
     Preferred stock issued in lieu of cash dividend ....     --          3,208

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)


                                                                                        Accumulated       Total
                                       Common Stock      Additional                        other      deficiency in
                                                  Par      paid-in      Accumulated    comprehensive  stockholders'
                                      Shares     Value     capital        deficit         income         equity
                                      ------     -----     -------        -------         ------         ------

Balance at December 31, 1997 ......  18,863     $  189    $ 110,935     $(177,864)      $  (508)      $ (67,248)

   Net income .....................    --         --           --          16,857           --           16,857

   Foreign currency translation ...    --         --           --             --              3               3

   Proceeds from exercise of
      shares through employee
      stock option plans, including
      income tax benefit of $1,744      227          2        2,205           --            --            2,207
                                    -------     ------    ---------     ---------       -------       ---------

Balance at June 30, 1998 ..........  19,090     $  191    $ 113,140     $(161,007)      $  (505)      $ (48,181)
                                    =======     ======    =========     =========       =======       =========




























                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of June 30, 1998 and 1997 and December 31, 1997, results of operations for the three and six months ended June 30, 1998 and 1997, statement of cash flows for the six months ended June 30, 1998 and 1997, and statement of deficiency in stockholders' equity for the six months ended June 30, 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1997.


2.       Acquisitions

In January 1998, the Company acquired substantially all of the assets of Winn Packaging Co. ("Winn"), a privately held manufacturer and marketer of decorated rigid plastic containers, serving the personal care, automotive, and household chemical markets. Winn's sales in 1997 were approximately $22.0 million.

In June 1998, the Company (through an indirect wholly owned subsidiary) acquired from Campbell Soup Company ("Campbell") a wholly owned subsidiary of Campbell into which Campbell had transferred substantially all of its assets used in its steel container manufacturing business ("CS Can"). As part of the transaction, the Company and Campbell entered into a ten-year supply agreement under which the Company has agreed to sell Campbell substantially all of Campbell's steel container requirements to be used for the packaging of foods and beverages for the United States. Annual sales to Campbell under the long-term supply agreement are expected to be approximately $210.0-$230.0 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


2.       Acquisitions  (continued)

The Company financed the aggregate purchase price of $136.8 million for these transactions through revolving loan borrowings under its U.S. Credit Agreement. The excess of the purchase price over the estimated fair market value of net assets acquired of $10.3 million for such acquisitions has been recorded as goodwill and is being amortized over periods ranging from 20-40 years.

Both transactions were accounted for using the purchase method of accounting and the results of operations therefrom have been included with the Company's results of operations from the respective acquisition dates. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as determined from preliminary appraisals and valuations. The purchase price allocations will be finalized within one year of the acquisition dates. Any differences between the actual and preliminary valuations will cause adjustments to the purchase price allocations.

Set forth below are the Company's summary unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997. The unaudited pro forma results of operations of the Company for the six months ended June 30, 1998 include the historical results of the Company, and give pro forma effect to the acquisition of CS Can as if it occurred as of the beginning of 1998. The unaudited pro forma results of operations of the Company for the six months ended June 30, 1997 include the historical results of the Company, and give pro forma effect to the acquisitions of CS Can, Winn, the North American plastic container business of Rexam plc and the aluminum roll-on closure business of Alcoa Closure Systems International Inc. as if each acquisition occurred as of the beginning of 1997. The pro forma adjustments made to the Company's historical results of operations for the six months ended June 30, 1998 and 1997 also reflect the effect of purchase accounting adjustments based upon estimated fair values determined by appraisals and valuations, the financing of the acquisitions by the Company, and certain other adjustments as if these events had occurred as of the beginning of 1998 or 1997. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of these acquisitions with the Company's existing manufacturing operations. Additionally, the pro forma results of operations for the six months ended June 30, 1997 do not reflect the benefit realized by the Company from its July 1997 refinancing of its U.S. bank credit facility. If the 1997 pro forma results of operations had been based upon current bank borrowing rates, 1997 pro forma earnings would have increased $.05 per diluted share.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


2.       Acquisitions  (continued)

The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisitions in fact occurred on January 1, 1998 or January 1, 1997, as the case may be, or to project the Company's results of operations for any future period (in thousands):

                                                              Pro forma
                                                       Six months ended June 30,
                                                          1998            1997
                                                          ----            ----

Net sales ........................................     $815,108        $784,662
Income from operations ...........................       70,212          55,124
Income before income taxes .......................       29,141           7,208
Income before extraordinary charge ...............       18,192          25,336
Net income .......................................       18,192          13,088

Diluted earnings per common share:
   Income before extraordinary charge ............     $   0.90        $   1.31
   Net income ....................................         0.90            0.68

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


3.       Earnings per Share

Earnings per share amounts for 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. The following table summarizes the basic and diluted earnings per share computations for the three and six month periods ended June 30, 1998 and 1997, respectively:

                                             Three Months Ended       Six Months Ended
                                             ------------------       ----------------
                                                  June 30,                June 30,
                                              1998        1997         1998       1997
                                              ----        ----         ----       ----
                                    (Dollars and shares in thousands, except per share amounts)

Numerator:
     Income before extraordinary charge .   $10,187      $14,030     $16,857    $25,077
     Extraordinary charge ...............      --         (8,282)        --      (9,024)
     Preferred stock dividend requirement      --         (1,469)        --      (3,224)
                                            -------      -------     -------    -------
     Numerator for basic and diluted
       earnings per share:
          Net income ....................   $10,187      $ 4,279     $16,857    $12,829
                                            =======      =======     =======    =======

Denominator:
     Denominator for basic earnings
       per share:  weighted average
          shares outstanding ............    19,026       18,863      18,948     17,923
     Effect of dilutive securities:
          Employee stock options ........     1,208        1,348       1,257      1,356
                                            -------      -------     -------    -------
     Denominator for diluted earnings
       per share:
          Adjusted weighted average
            shares outstanding ..........    20,234       20,211      20,205     19,279
                                            =======      =======     =======    =======

Basic earnings per share:
     Income before extraordinary charge .   $  0.54      $  0.75     $  0.89    $  1.40
     Extraordinary charge ...............      --          (0.44)       --        (0.50)
     Preferred stock dividend requirement      --          (0.08)       --        (0.18)
                                            -------      -------     -------    -------
        Net income per common share .....   $  0.54      $  0.23     $  0.89    $  0.72
                                            =======      =======     =======    =======

Diluted earnings per share:
     Income before extraordinary charge .   $  0.50      $  0.69     $  0.83    $  1.30
     Extraordinary charge ...............      --          (0.41)       --        (0.47)
     Preferred stock dividend requirement      --          (0.07)       --        (0.16)
                                            -------      -------     -------    -------
        Net income per common share .....   $  0.50      $  0.21     $  0.83    $  0.67
                                            =======      =======     =======    =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


4.       Inventories

Inventories consisted of the following (in thousands):

                                            June 30,      June 30,      Dec. 31,
                                              1998          1997          1997
                                              ----          ----          ----

Raw materials and supplies ..               $ 41,073      $ 37,130      $ 33,706
Work-in-process .............                 57,109        50,554        43,529
Finished goods ..............                214,538       210,395       121,369
Spare parts and other .......                 10,581         7,993         8,382
                                            --------      --------      --------
                                             323,301       306,072       206,986
Adjustment to value inventory
   at cost on the LIFO Method                  1,255         1,754         2,977
                                            --------      --------      --------
                                            $324,556      $307,826      $209,963
                                            ========      ========      ========


5.       Income Taxes

The provision for income taxes for the six months ended June 30, 1998 was recorded at an effective tax rate of 37.6%, which represents the Company's estimated annual effective tax rate for 1998.

The Company recognized an income tax benefit of $23.2 million in 1997 because it determined that a portion of the future tax benefits arising from its net tax operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income.


6.       New Accounting Standards

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of this pronouncement had no impact on the Company's results of operations or stockholders' equity. Prior year's financial statements have been reclassified to conform with its requirements. SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income, instead of as a separate component of stockholders' equity where it was previously included. Accumulated other comprehensive income at June 30, 1998 and June 30, 1997 consist solely of foreign currency translation adjustments.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


6.       New Accounting Standards  (continued)

The components of comprehensive income include net income and cumulative foreign currency translation adjustments. Since the Company's cumulative foreign currency translation adjustments are not significant for the six month periods ended June 30, 1998 and 1997, total comprehensive income represents net income of $16.9 million and $12.8 million, respectively.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for fiscal years beginning after December 15, 1997. As allowed under SFAS No. 131, the Company has elected not to apply its provisions to interim financial statement reporting during the initial year of adoption. SFAS No. 131 establishes standards for reporting information related to operating segments. Although management is currently evaluating the impact of SFAS No. 131, it is not anticipated that this pronouncement will have any impact on its current reporting disclosures of operating segment information.

SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" was issued in February 1998 and is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 132 revised disclosures regarding pension and postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company has not yet determined the impact of SFAS No. 132 on its pension and other postretirement disclosures.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. As required, the Company will adopt SFAS No. 133 in 2000 and does not anticipate that this pronouncement will have a material impact on the Company's consolidated financial statements.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1998 and 1997 and for the
                  three and six months then ended is unaudited)


7.       Stock Repurchase Program

In late June 1998, the Company announced that its Board of Directors authorized the repurchase by the Company of up to $30.0 million of its common stock from time to time in the open market, through privately negotiated transactions or through block purchases. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. Through August 10, 1998, the Company repurchased 364,000 shares of its common stock for $9.6 million.


8.       Subsequent Events

In early August 1998, the Company acquired all of the outstanding capital stock of Clearplass Containers, Inc. ("Clearplass"). Clearplass was a privately-held manufacturer and marketer of rigid plastic containers serving the personal care and pharmaceutical industries with sales of $23.4 million in its 1998 fiscal year. Clearplass operates three blow molding plants located in Penn Yan, New York; Albia, Iowa; and Sheffield, Alabama. The acquisition was financed through revolving loan borrowings under the Company's U.S. Credit Agreement.

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


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended June 30, 1998 and 1997 are provided below.

                                                     Three Months Ended June 30,
                                                        1998            1997
                                                        ----            ----
                                                            (In millions)
Net sales:
     Metal containers and specialty ..............     $  315.8       $  288.0
     Plastic containers ..........................         77.0           69.6
                                                       --------       --------
         Consolidated ............................     $  392.8       $  357.6
                                                       ========       ========

Operating profit:
     Metal containers and specialty ..............     $   27.3       $   33.7
     Plastic containers ..........................          9.4            8.4
     Corporate expense ...........................         (0.9)          (0.3)
                                                       --------       --------
         Consolidated ............................     $   35.8       $   41.8
                                                       ========       ========


Three Months Ended June 30, 1998 Compared with Three Months ended June 30, 1997

Net Sales. Consolidated net sales increased $35.2 million, or 9.8%, to $392.8 million for the three months ended June 30, 1998, as compared to net sales of $357.6 million for the same three months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased unit sales to existing customers of both the metal and plastic container businesses.

Net sales for the metal container business (including net sales of its specialty business of $33.5 million) were $315.8 million for the three months ended June 30, 1998, an increase of $27.8 million, or 9.7%, from net sales of $288.0 million for the same period in 1997. Net sales of metal food cans increased during the second quarter of 1998 to $282.3 million, as compared to $256.0 million for the same period in 1997 due to sales to Campbell and higher unit sales to existing customers.

Sales of specialty items included in the metal container segment increased $1.5 million to $33.5 million during the three months ended June 30, 1998, as compared to $32.0 million in the same period in 1997.

Net sales for the plastic container business of $77.0 million during the three months ended June 30, 1998 increased $7.4 million, or 10.6%, from net sales of $69.6 million for the same period in 1997. The additional sales were generated by incremental sales from the acquisition of Winn in January 1998 and by higher unit volume with existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.6% ($340.2 million) for the three months ended June 30, 1998, an increase of 2.5 percentage points as compared to 84.1% ($300.6 million) for the same period in 1997. The decline in gross profit margins was primarily attributable to higher per unit manufacturing costs of the metal container business as a result of a lower 1998 seasonal inventory build as compared to 1997, a change in the mix of products sold, and higher depreciation expense incurred as a result of increased capital expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the three months ended June 30, 1998 and 1997 remained constant at 4.3% ($16.7 million and $15.2 million, respectively).

Income from Operations. Income from operations as a percentage of consolidated net sales declined to 9.1% ($35.8 million) for the three months ended June 30, 1998, as compared with 11.7% ($41.8 million) for the same period in the prior year, as a result of the aforementioned decline in cost of goods sold as a percentage of sales.

Income from operations as a percentage of net sales for the metal container business was 8.6% ($27.3 million) for the three months ended June 30, 1998, a decline of 3.1 percentage points from 11.7% ($33.7 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales for the metal container business was attributable to the decline in gross profit margins as discussed above.

Income from operations as a percentage of net sales for the plastic container business improved 0.1 percentage points to 12.2% ($9.4 million) for the three months ended June 30, 1998, as compared to 12.1% ($8.4 million) for the same period in 1997. The improved operating performance of the plastic container business was attributable to increased production and sales volume as discussed above resulting in slightly lower per unit manufacturing costs.

Interest Expense. Interest expense declined $1.6 million to $19.5 million for the three months ended June 30, 1998 principally as a result of benefits realized from the refinancing of substantially all of the Company's indebtedness in the second and third quarters of 1997 with lower cost indebtedness, offset in part by additional indebtedness incurred under the Company's U.S. Credit Agreement to finance its recently completed acquisitions. In addition, interest expense and preferred stock dividend requirements declined $3.1 million during the second quarter of 1998 as compared to the second quarter of 1997.

Income Taxes. The provision for income taxes for the three months ended June 30, 1998 was recorded at an effective tax rate of 37.5% ($6.1 million), which represents the Company's estimated annual effective tax rate for 1998. For the three months ended June 30, 1997, the Company recognized the benefit of a portion of its net tax operating loss carryforward and recorded an effective tax rate of 32%.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended June 30, 1998 was $10.2 million, a decrease of $3.8 million from net income of $14.0 million (before the extraordinary charge of $8.3 million and the preferred stock dividend requirement of $1.5 million) for the three months ended June 30, 1997.

Earnings per diluted share were $0.50 for the three months ended June 30, 1998 as compared with $0.69 for the same period in 1997 (before the extraordinary charge of $0.41 per diluted share and the preferred stock dividend requirement of $0.07 per diluted share). The Company estimates that earnings per diluted share for the six months ended June 30, 1997 would have been $0.56 if unusual items for the extraordinary charges incurred in connection with the refinancing of the Company's debt obligations had been excluded from earnings and if earnings for the three months ended June 30, 1997 had been calculated utilizing the effective tax rate and the weighted average diluted shares outstanding for the three months ended June 30, 1998.

During the second quarter of 1997, the Company incurred an extraordinary charge of $8.3 million, net of taxes, or $0.41 per diluted share, for the write-off of unamortized debt financing costs and premiums associated with the redemption of its debt obligations.

RESULTS OF OPERATIONS - SIX MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the six months ended June 30, 1998 and 1997 are provided below.

                                                      Six Months Ended June 30,
                                                         1998           1997
                                                         ----           ----
                                                            (In millions)
Net sales:
     Metal containers and specialty                    $  575.0       $  530.3
     Plastic containers ...........                       152.2          126.7
                                                       --------       --------
         Consolidated .............                    $  727.2       $  657.0
                                                       ========       ========

Operating profit:
     Metal containers and specialty                    $   46.4       $   56.0
     Plastic containers ...........                        19.5           15.1
     Non-cash stock option charge .                        --            (22.5)
     Corporate expense ............                        (1.4)          (0.7)
                                                       --------       --------
         Consolidated .............                    $   64.5       $   47.9
                                                       ========       ========


Six Months Ended June 30, 1998 Compared with Six Months ended June 30, 1997

Net Sales. Consolidated net sales increased $70.2 million, or 10.7%, to $727.2 million for the six months ended June 30, 1998, as compared to net sales of $657.0 million for the same six months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and to a lesser extent from increased unit sales to existing metal container and plastic container customers.

Net sales for the metal container business (including net sales of its specialty business of $63.4 million) were $575.0 million for the six months ended June 30, 1998, an increase of $44.7 million, or 8.4%, from net sales of $530.3 million for the same period in 1997. Net sales of metal food cans increased during the first six months of 1998 to $511.6 million, as compared to $479.2 million for the same period in 1997. The increase related to sales to Campbell and higher unit sales to existing customers.

Sales of specialty items included in the metal container segment increased $12.3 million to $63.4 million during the six months ended June 30, 1998, as compared to $51.1 million in the same period in 1997, predominately due to incremental sales from the April 1997 acquisition of the aluminum roll-on closure business of Alcoa Closure Systems International Inc.

Net sales for the plastic container business of $152.2 million during the six months ended June 30, 1998 increased $25.5 million, or 20.1%, from net sales of $126.7 million for the same period in 1997. The additional sales were generated by incremental sales from the acquisition of Winn in January 1998 and the acquisition in April 1997 of the North American plastic container business of Rexam plc and by higher unit volume with existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.7% ($630.3 million) for the six months ended June 30, 1998, an increase of 1.9 percentage points as compared to 84.8% ($557.3 million) for the same period in 1997. The decline in gross profit margins was primarily attributable to higher per unit manufacturing costs as a result of lower production volumes of the metal container business during the first six months of 1998 as compared to the same period in 1997, price concessions made to several contractual metal food can customers in exchange for contract term extensions with such customers and higher depreciation expense, offset in part by an increase in the gross profit margin of the plastic container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the six months ended June 30, 1998 increased slightly to 4.5% ($32.4 million) from 4.4% ($29.2 million) for the same period in 1997.

Income from Operations. Income from operations as a percentage of consolidated net sales was 8.9% ($64.5 million) for the six months ended June 30, 1998, as compared with 7.3% ($47.9 million) for the same period in the prior year. Excluding the effect of the non-cash stock option charge of $22.5 million incurred in connection with the Company's initial public offering (the "IPO") of its common stock in 1997, income from operations as a percentage of consolidated net sales declined 1.8 percentage point to 8.9% for the six months ended June 30, 1998, as compared with 10.7% for the same period in the prior year. This decrease was a result of the aforementioned decline in gross profit margins.

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

Income from operations as a percentage of net sales for the metal container business declined 2.5 percentage points to 8.1% ($46.4 million) for the six months ended June 30, 1998, from 10.6% ($56.0 million) for the same period in the prior year. This decrease in income from operations as a percentage of net sales reflected the impact of the decline in gross profit margin as discussed above.

Income from operations as a percentage of net sales for the plastic container business improved 0.9 percentage points to 12.8% ($19.5 million) for the six months ended June 30, 1998, as compared to 11.9% ($15.1 million) for the same period in 1997. The improved operating performance of the plastic container business was attributable to continuing manufacturing efficiencies realized from capital investment and increased production volumes.

Interest Expense. Interest expense declined $3.6 million to $37.5 million for the six months ended June 30, 1998 principally as a result of benefits realized from the Company's 1997 refinancings, offset in part by additional indebtedness incurred to finance the Company's recently completed acquisitions. In addition, interest expense and preferred stock dividend requirements declined $6.8 million during the first six months of 1998 as compared to the same period in 1997.

Income Taxes. The provision for income taxes for the six months ended June 30, 1998 was recorded at an effective tax rate of 37.6% ($10.1 million), which approximates the Company's estimated annual effective tax rate for 1998.

The Company recognized an income tax benefit of $23.2 million in 1997 when it determined that a portion of the future tax benefits arising from its net tax operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the six months ended June 30, 1998 was $16.9 million, a decrease of $8.2 million from net income of $25.1 million (before the extraordinary charge of $9.0 million and the preferred stock dividend requirement of $3.2 million) for the six months ended June 30, 1997.

Earnings per diluted share for the first half of 1998 were $0.83 as compared with $0.67 for the same period in 1997. The Company estimates that earnings per diluted share (before the preferred stock dividend requirement) for the six months ended June 30, 1997 would have been $0.91 if unusual items for the non-cash stock option charge and the extraordinary charge incurred in connection with the refinancings of the Company's debt obligations had been excluded from earnings and if earnings for such period had been calculated utilizing the effective tax rate and the weighted average diluted shares outstanding for the six months ended June 30, 1998. After giving effect to the preferred stock dividend requirement, the Company estimates that such earnings per diluted share for the six months ended June 30, 1997 would have been $0.75, or $0.08 less per diluted share than earnings per diluted share for the same six month period in 1998.

During the first six months of 1997, the Company incurred an extraordinary charge of $9.0 million, net of taxes, or $0.47 per diluted share, for the write-off of unamortized debt financing costs and premiums associated with the redemption of its debt obligations.


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

For the first six months of 1998, net borrowings of revolving loans of $240.4 million under the Company's U.S. Credit Agreement, $4.2 million of borrowings under the Company's Canadian bank credit facility, $3.0 million of borrowings related to the Campbell acquisition, $0.5 million of proceeds from employee stock option exercises, and a decrease in cash balances of $50.6 million were used to fund cash used by operations of $106.3 million for the Company's seasonal working capital needs, capital expenditures of $37.2 million, acquisitions for $136.8 million, and the repayment of $18.4 million of bank term loans.

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

During 1998, the Company estimates that approximately $350.0 million of its revolving loan facilities under its credit agreements will be utilized at its seasonal peak in the third quarter of 1998. The Company utilizes its revolving loan facility to meet seasonal working capital needs, fund acquisitions, and finance common stock repurchases. Amounts available under the Company's revolving loan facilities in excess of its seasonal peak are available to the Company to pursue its growth strategy and for other permitted purposes.

As of June 30, 1998, the Company had $240.4 million of revolving loans outstanding, of which $106.6 million related to seasonal working capital needs and $133.8 million related to long-term financing of acquisitions. The amount used for acquisition financing has been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at June 30, 1998, after taking into account outstanding letters of credit, was $299.7 million.

In late June 1998, the Company announced that its Board of Directors had authorized a repurchase program for up to $30 million of its common stock. At current price levels, the Company believes a repurchase of its shares is an attractive investment. Through August 10, 1998, the Company has repurchased 364,000 shares of its common stock at an average cost of $26.44 per share. The share repurchases were funded through revolving loan borrowings under the Company's U.S. Credit Agreement.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, share repurchase plan, and tax obligations for the foreseeable future.

The Company is continually evaluating acquisition opportunities in the North American consumer goods packaging market. The Company intends to borrow additional revolving loans under its U.S. Credit Agreement to finance such acquisitions and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance such acquisitions and to fund any resulting increased operating needs. Any such new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1998.


YEAR 2000 ISSUES

The Company has completed an assessment of its core financial and operational software systems to ensure compliance with Year 2000 issues, has begun assessment of other less critical software systems and is in the process of testing and implementing necessary changes. The Company believes that the potential impact, if any, of these systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations, and it should not materially impact the Company's production or sales activities.

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

The Company is utilizing both internal and external resources to complete tasks and perform testing necessary to address Year 2000 issues. The Company plans to complete its Year 2000 project no later than June 30, 1999. The Company does not expect costs relating to the assessment and remediation of Year 2000 issues to be material.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on June 2, 1998 for the purposes of (1) electing two directors of the Company to serve for a three year term until the Company's annual meeting of stockholders in 2001 and until their successors are duly elected and qualified, (2) approving an amendment to the Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (the "Plan") solely to establish a maximum limit on the number of shares of Common Stock of the Company with respect to which options may be granted to any individual in any single year and (3) ratifying the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1998.

The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of the Company's Common Stock being entitled to one vote):

                                 Number of Votes           Number of Votes
                                       For                    Withheld
                                   ----------                 --------

R. Philip Silver                   18,440,246                  35,802
Leigh Abramson                     18,435,946                  40,102

The directors of the Company whose term of office as a director continued after the Annual Meeting are D. Greg Horrigan and Robert H. Niehaus, each of whose term of office continues until the Company's annual meeting of stockholders in 1999, and Thomas M. Begel and Jeffrey C. Crowe, each of whose term of office continues until the Company's annual meeting of stockholders in 2000.

There were 18,490,925 votes cast approving the amendment to the Plan, 3,335 votes cast against such amendment to the Plan and 1,107 abstentions.

There were 18,475,241 votes cast ratifying the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1998, 400 votes cast against such ratification and 407 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                              Description
         27                                 Financial Data Schedule.

(b)  Reports on Form 8-K

On June 15, 1998, Silgan Holdings Inc. filed a Current Report on Form 8-K regarding the purchase of the can manufacturing assets of Campbell Soup Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SILGAN HOLDINGS INC.


Dated:  August 12, 1998                      /s/Harley Rankin, Jr.
-----------------------                      ---------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer)




Dated:  August 12, 1998                      /s/Harold J. Rodriguez, Jr.
-----------------------                      ---------------------------
                                             Harold J. Rodriguez, Jr.
                                             Vice President and Controller
                                             (Chief Accounting Officer)