Form 10-Q
period 1998-09-30
SILGAN HOLDINGS INC
filed 1998-11-10
CIK 849869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1998 or

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

                                Yes [ X ] No [ ]


As of October 31,1998, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 19,102,814.

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            Sept. 30,     Sept. 30,     Dec. 31,
                                              1998          1997          1997
                                              ----          ----          ----
ASSETS                                     (unaudited)   (unaudited)   (audited)

Current assets:
     Cash and cash equivalents .........  $     8,135  $     7,727  $    53,718
     Accounts receivable, net ..........      294,271      251,893      125,837
     Inventories .......................      247,384      216,859      209,963
     Prepaid expenses and other current
       assets ..........................        9,107        8,547        9,997
                                          -----------  -----------  -----------
         Total current assets ..........      558,897      485,026      399,515

Property, plant and equipment, net .....      663,331      522,468      531,765
Other non-current assets ...............      146,317      126,623      119,287
                                          -----------  -----------  -----------
                                          $ 1,368,545  $ 1,134,117  $ 1,050,567
                                          ===========  ===========  ===========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ............  $   128,959  $    57,781  $   142,281
     Accrued payroll and related costs .       41,988       41,866       40,621
     Accrued interest payable ..........       17,192       15,743       10,939
     Accrued expenses and other current
        liabilities ....................       23,770       44,681       20,871
     Bank revolving loans ..............      131,328      160,650         --
     Current portion of long-term debt .        1,730        1,000       20,218
                                          -----------  -----------  -----------
         Total current liabilities .....      344,967      321,721      234,930

Long-term debt .........................      982,097      805,206      785,036
Other long-term liabilities ............       83,454       78,357       97,849

Deficiency in stockholders' equity:
     Common stock ......................          199          189          189
     Additional paid-in capital ........      118,273      110,935      110,935
     Accumulated deficit ...............     (139,459)    (181,527)    (177,864)
     Accumulated other comprehensive
       loss ............................         (713)        (764)        (508)
     Treasury stock, at cost ...........      (20,273)        --           --
                                          -----------  -----------  -----------
         Total deficiency in
           stockholders'equity .........      (41,973)     (71,167)     (67,248)
                                          -----------  -----------  -----------
                                          $ 1,368,545  $ 1,134,117  $ 1,050,567
                                          ===========  ===========  ===========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                           Sept. 30,   Sept. 30,
                                                             1998        1997
                                                             ----        ----

Net sales .............................................   $ 561,085   $ 493,293

Cost of goods sold ....................................     486,035     424,320
                                                          ---------   ---------

     Gross profit .....................................      75,050      68,973

Selling, general and administrative expenses ..........      18,055      15,993
                                                          ---------   ---------

     Income from operations ...........................      56,995      52,980

Interest expense and other related financing costs ....      22,500      20,884
                                                          ---------   ---------

     Income before income taxes .......................      34,495      32,096

Income tax provision ..................................      12,947      10,270
                                                          ---------   ---------

     Income before extraordinary charge ...............      21,548      21,826

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ...............        --        (7,358)
                                                          ---------   ---------

     Net income .......................................   $  21,548   $  14,468
                                                          =========   =========


Basic earnings per common share:
     Income before extraordinary charge ...............   $    1.12   $    1.16
     Extraordinary charge .............................        --         (0.39)
                                                              -----       -----
     Net income per common share ......................   $    1.12   $    0.77
                                                              =====       =====

Diluted earnings per common share:
     Income before extraordinary charge ...............   $    1.08   $    1.08
     Extraordinary charge .............................        --         (0.36)
                                                              -----       -----
     Net income per common share ......................   $    1.08   $    0.72
                                                              =====       =====




                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                            Nine Months Ended
                                                            -----------------
                                                           Sept. 30,   Sept. 30,
                                                             1998        1997
                                                             ----        ----

Net sales .............................................  $1,288,289  $1,150,304

Cost of goods sold ....................................   1,116,338     981,650
                                                          ---------   ---------

     Gross profit .....................................     171,951     168,654

Selling, general and administrative expenses ..........      50,465      45,221

Non-cash stock option charge ..........................        --        22,522
                                                          ---------   ---------

     Income from operations ...........................     121,486     100,911

Interest expense and other related financing costs ....      59,985      61,988
                                                          ---------   ---------

     Income before income taxes .......................      61,501      38,923

Income tax provision (benefit) ........................      23,096      (7,980)
                                                          ---------   ---------

     Income before extraordinary charge ...............      38,405      46,903

Extraordinary charge relating to early
   extinguishment of debt, net of taxes ...............        --       (16,382)
                                                          ---------   ---------

     Net income before preferred stock
        dividend requirement ..........................      38,405      30,521

Preferred stock dividend requirement ..................        --        (3,224)
                                                          ---------   ---------

     Net income available to common stockholders ......   $  38,405   $  27,297
                                                          =========   =========

Basic earnings per common share:
     Income before extraordinary charge ...............   $    2.02   $    2.57
     Extraordinary charge .............................        --         (0.90)
     Preferred stock dividend requirement .............        --         (0.17)
                                                               ----       -----
     Net income per common share ......................   $    2.02   $    1.50
                                                               ====        ====

Diluted earnings per common share:
     Income before extraordinary charge ...............   $    1.92   $    2.40
     Extraordinary charge .............................        --         (0.84)
     Preferred stock dividend requirement .............        --         (0.16)
                                                               ----       -----
     Net income per common share ......................   $    1.92   $    1.40
                                                               ====        ====

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                     Sept. 30,    Sept. 30,
                                                                       1998         1997
                                                                       ----         ----
Cash flows from operating activities:
     Net income before preferred stock dividend
         requirement ............................................  $   38,405   $   30,521
     Adjustments to reconcile net income before preferred
        stock dividend requirement to net cash used in
        operating activities:
         Depreciation ...........................................      53,439       45,017
         Amortization ...........................................       3,453        4,557
         Extraordinary charge relating to early
            extinguishment of debt, net of taxes ................        --         16,382
         Non-cash stock option charge ...........................        --         22,522
         Changes in assets and liabilities, net of effect
           of acquisitions:
              (Increase) in accounts receivable .................    (162,660)    (145,299)
              (Increase) in inventories .........................     (20,746)     (11,847)
              Decrease (increase) in other non-current assets ...      19,025      (10,893)
              (Decrease) in trade accounts payable ..............     (15,357)     (67,550)
              Other, net ........................................      (2,612)       5,454
                                                                   ----------   ----------
                  Total adjustments .............................    (125,458)    (141,657)
                                                                   ----------   ----------
         Net cash used in operating activities ..................     (87,053)    (111,136)
                                                                   ----------   ----------

Cash flows from investing activities:
     Acquisition of businesses ..................................    (193,972)     (42,561)
     Capital expenditures .......................................     (58,841)     (41,226)
     Proceeds from sale of assets ...............................       1,269        4,485
                                                                   ----------   ----------
         Net cash used in investing activities ..................    (251,544)     (79,302)
                                                                   ----------   ----------

Cash flows from financing activities:
     Borrowings under revolving loans ...........................     852,327    1,009,150
     Repayments under revolving loans ...........................    (530,027)    (876,300)
     Net proceeds from issuance of common stock .................        --         67,220
     Proceeds from stock option exercises .......................       2,159         --
     Purchase of treasury stock .................................     (20,273)        --
     Proceeds from issuance of long-term debt ...................       7,193      825,000
     Repayment of long-term debt ................................     (18,365)    (815,141)
     Debt financing costs .......................................        --        (12,781)
                                                                   ----------   ----------
         Net cash provided by financing activities ..............     293,014      197,148
                                                                   ----------   ----------

Net (decrease) increase in cash and cash equivalents ............     (45,583)       6,710
Cash and cash equivalents at beginning of year ..................      53,718        1,017
                                                                   ----------   ----------
Cash and cash equivalents at end of period ......................  $    8,135   $    7,727
                                                                   ==========   ==========

Supplementary data:
     Cash interest payments .....................................  $   52,680   $   53,232
     Cash income tax payments ...................................       2,476        1,209
     Preferred stock issued in lieu of cash dividend ............        --          3,208

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
             CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)

                                    Common  Stock
                                    _____________                            Accumulated                 Total
                                                   Additional                   other                 deficiency in
                                            Par     paid-in     Accumulated comprehensive   Treasury  stockholders'
                                   Shares  Value    capital       deficit       loss          stock      equity
                                   ------  -----    -------       -------       ----          -----      ------

Balance at December 31, 1997        18,863  $189  $ 110,935      $(177,864)    $(508)      $     --    $ (67,248)

   Net income                         --     --         --          38,405       --              --       38,405

   Foreign currency translation       --     --         --             --       (205)            --         (205)

   Issuance of common shares
      under stock option plan        1,055    10      7,338            --        --              --        7,348

   Repurchase of common shares        --     --         --             --        --          (20,273)    (20,273)
                                 ---------  ----   --------      ---------     -----       ---------   ---------

Balance at September 30, 1998       19,918  $199  $ 118,273      $(139,459)    $(713)      $ (20,273)  $ (41,973)
                                 =========  ====  =========      =========     =====       =========   =========


































                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of September 30, 1998 and 1997 and December 31, 1997, results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and deficiency in stockholders' equity for the nine months ended September 30, 1998.

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

In June 1998, the Company acquired from Campbell Soup Company ("Campbell") a wholly owned subsidiary of Campbell into which Campbell had transferred substantially all of its assets used in its steel container manufacturing business ("CS Can"). As part of the transaction, the Company and Campbell entered into a ten-year supply agreement under which the Company has agreed to sell Campbell substantially all of Campbell's steel container requirements to be used for the packaging of foods and beverages for the United States. Annual sales to Campbell under the long-term supply agreement are expected to be approximately $210.0-$230.0 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


2.       Acquisitions  (continued)

In August 1998, the Company acquired all of the outstanding capital stock of Clearplass Containers, Inc. ("Clearplass"). Clearplass was a privately held manufacturer and marketer of rigid plastic containers serving the personal care and pharmaceutical industries, with sales of $23.4 million in its 1998 fiscal year.

The Company financed these acquisitions through revolving loan borrowings of $191.0 million under its U.S. Credit Agreement. The excess of the purchase price over the estimated fair market value of net assets acquired of $45.9 million for these acquisitions has been recorded as goodwill and is being amortized over periods ranging from 20-40 years.

These acquisitions were accounted for using the purchase method of accounting and the results of operations therefrom have been included with the Company's results of operations from the respective acquisition dates. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as determined from preliminary appraisals and valuations. The purchase price allocations will be finalized within one year of the acquisition dates. Any differences between the actual and preliminary valuations will cause adjustments to the purchase price allocations.

Set forth below are the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997. The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998 include the historical results of the Company, and give pro forma effect to the acquisitions of Clearplass and CS Can as if those acquisitions occurred as of the beginning of 1998. The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1997 include the historical results of the Company, and give pro forma effect to the acquisitions of Clearplass, CS Can, Winn, the North American plastic container business of Rexam plc and the aluminum roll-on closure business of Alcoa Closure Systems International Inc. as if each acquisition occurred as of the beginning of 1997. The pro forma adjustments made to the Company's historical results of operations for the nine months ended September 30, 1998 and 1997 also reflect the effect of purchase accounting adjustments based upon estimated fair values determined by appraisals and valuations, the financing of the acquisitions by the Company, and certain other adjustments as if these events had occurred as of the beginning of 1998 or 1997. The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


2.       Acquisitions  (continued)

The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of these acquisitions with the Company's existing manufacturing operations. Additionally, the pro forma results of operations for the nine months ended September 30, 1997 do not reflect the benefit realized by the Company from its July 1997 refinancing of its U.S. bank credit facility. If the 1997 pro forma results of operations had been based upon the weighted average 1998 bank borrowing rates, 1997 pro forma earnings would have increased $0.07 per diluted share.

The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisitions in fact occurred on January 1, 1998 or January 1, 1997, as the case may be, or to project the Company's results of operations for any future period:

                                             Pro forma
                                             ---------
                                     Nine months ended Sept. 30,
                                     ---------------------------
                                         1998         1997
                                         ----         ----
                                        (Dollars in thousands)

Net sales ...........................  $1,390,953  $1,356,597
Income from operations ..............     129,448     116,022
Income before income taxes ..........      63,625      41,703
Income before extraordinary charge ..      39,732      48,793
Net income ..........................      39,732      29,187

Diluted earnings per common share:
   Income before extraordinary charge  $     1.98  $     2.49
   Net income .......................        1.98        1.49

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


3.       Earnings per Share

Earnings per share amounts for 1997 have been restated to conform with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. The following table summarizes the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 1998 and 1997, respectively:

                                            Three Months Ended     Nine Months Ended
                                            ------------------     -----------------
                                                Sept. 30,             Sept. 30,
                                            1998         1997     1998        1997
                                            ----         ----     ----        ----

                               (Dollars and shares in thousands, except per share amounts)
Numerator:
     Income before extraordinary charge    $21,548  $21,826   $38,405  $46,903
     Extraordinary charge                     --     (7,358)     --    (16,382)
     Preferred stock dividend requirement     --       --        --     (3,224)
                                           -------  -------   -------  -------
       Numerator for basic and diluted
         earnings per share:
              Net income                   $21,548  $14,468   $38,405  $27,297
                                           =======  =======   =======  =======

Denominator:
     Denominator for basic earnings
          per share:  weighted average
          shares outstanding                19,253   18,863    19,051   18,239
     Effect of dilutive securities:
          Employee stock options               711    1,305       982    1,330
                                           -------  -------   -------  -------
     Denominator for diluted earnings
       per share:
             Adjusted weighted average
                shares outstanding          19,964   20,168    20,033   19,569
                                           =======  =======   =======  =======

Basic earnings per share:
     Income before extraordinary charge    $  1.12  $  1.16   $  2.02  $  2.57
     Extraordinary charge                     --      (0.39)     --      (0.90)
     Preferred stock dividend requirement     --       --        --      (0.17)
                                           -------  -------   -------  -------
        Net income per common share        $  1.12  $  0.77   $  2.02  $  1.50
                                           =======  =======   =======  =======

Diluted earnings per share:
     Income before extraordinary charge    $  1.08  $  1.08   $  1.92  $  2.40
     Extraordinary charge                     --      (0.36)     --      (0.84)
     Preferred stock dividend requirement     --       --        --      (0.16)
                                           -------  -------   -------  -------
        Net income per common share        $  1.08  $  0.72   $  1.92  $  1.40
                                           =======  =======   =======  =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


4.       Inventories

Inventories consisted of the following:

                                                 Sept. 30,   Sept. 30,  Dec. 31,
                                                    1998       1997       1997
                                                    ----       ----       ----
                                                     (Dollars in thousands)

Raw materials and supplies ....................   $ 41,433   $ 30,837   $ 33,706
Work-in-process ...............................     50,552     43,599     43,529
Finished goods ................................    142,834    132,307    121,369
Spare parts and other .........................     10,809      8,410      8,382
                                                  --------   --------   --------
                                                   245,628    215,153    206,986
Adjustment to value inventory
   at cost on the LIFO Method .................      1,756      1,706      2,977
                                                  --------   --------   --------
                                                  $247,384   $216,859   $209,963
                                                  ========   ========   ========


5.       Long-term Debt

Long-term debt consisted of the following:

                                                 Sept. 30,   Sept. 30,  Dec. 31,
                                                    1998       1997       1997
                                                    ----       ----       ----
                                                     (Dollars in thousands)

Bank debt:
     Bank Revolving Loans .....................   $190,972   $   --     $   --
     Bank A Term Loans ........................    223,900    250,000    235,714
     Bank B Term Loans ........................    192,449    200,000    199,000
     Canadian Bank Facility ...................     17,300       --       14,334
                                                  --------   --------   --------
        Total bank debt .......................    624,621    450,000    449,048

Subordinated debt:
     9% Senior Subordinated Debentures ........    300,000    300,000    300,000
     13 1/4% Subordinated Debentures ..........     56,206     56,206     56,206
     Other ....................................      3,000       --         --
                                                  --------   --------   --------
        Total subordinated debt ...............    359,206    356,206    356,206

Total long-term debt ..........................    983,827    806,206    805,254
     Less:  Amounts due within one year .......      1,730      1,000     20,218
                                                  --------   --------   --------
                                                  $982,097   $805,206   $785,036
                                                  ========   ========   ========



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)

5.       Long-term Debt  (continued)

In July 1997, the Company completed the refinancing of approximately $600.0 million of existing bank term and revolving loans by entering into a new $1.0 billion senior secured credit facility (the "U.S. Credit Agreement"). The U.S. Credit Agreement initially provided the Company with (i) $250.0 million of A Term Loans (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of revolving loans. The A Term Loans and the revolving loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal on the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments. Since September 30, 1997, the Company has repaid $26.1 million of the A Term Loans and $7.6 million of the B Term Loans. Amounts repaid on the term loans may not be reborrowed.

The Company currently has $545.5 million of revolving loans available to it under the U.S. Credit Agreement, after giving effect to a $4.5 million reduction from the original revolving loan commitment under the U.S. Credit Agreement as a result of the Company's $4.5 million revolving loan facility under its Canadian credit facility. Revolving loans may be used by the Company for working capital needs, acquisitions, common stock repurchases, and other permitted purposes. Revolving loans may be borrowed, repaid, and reborrowed until their final maturity under the U.S. Credit Agreement. At September 30, 1998, the Company had seasonal revolving loans outstanding of $131.3 million which have been recorded as short term debt. During 1998, the Company also used $191.0 million of revolving loans under the U.S. Credit Agreement to finance the acquisitions of Winn, CS Can, and Clearplass. The borrowings used to finance acquisitions have been recorded as long term debt. After taking into account outstanding letters of credit, the unutilized portion of revolving loan commitments under the Company's credit agreements was $216.8 million at September 30, 1998.

In December 1997, the Company entered into a Canadian credit facility with various Canadian banks which provided the Company's Canadian subsidiaries with $18.5 million of term loans and $4.5 million of revolving loans. Principal on the term loans is required to be repaid in annual installments until maturity on December 31, 2003. The revolving loans mature on December 31, 2003 and may be borrowed, repaid, and reborrowed until maturity. At September 30, 1998, $17.3 million of term loan borrowings were outstanding under the Canadian credit facility, and there were no revolving loans outstanding.

6.       Income Taxes

The provision for income taxes for the nine months ended September 30, 1998 was recorded at an effective tax rate of 37.6%, which represents the Company's estimated annual effective tax rate for 1998.

The Company recognized an income tax benefit of $23.2 million in 1997 because it determined that a portion of the future tax benefits arising from its net tax operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


7.       New Accounting Standards

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of this pronouncement had no impact on the Company's results of operations or stockholders' equity. Prior year's financial statements have been reclassified to conform with its requirements. SFAS No. 130 requires foreign currency translation adjustments to be included in comprehensive income, instead of as a separate component of stockholders' equity where it was previously included. The components of comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                                                             1998         1997
                                                             ----         ----
                                                          (Dollars in thousands)

         Net income ...................................    $ 38,405     $ 27,297
         Foreign currency translation adjustments .....        (205)          10
                                                           --------     --------
              Comprehensive income ....................    $ 38,200     $ 27,307
                                                           ========     ========

The components of accumulated other  comprehensive  income at September 30, 1998
and  September  30,  1997  consist  solely  of  foreign   currency   translation
adjustments.

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

SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" was issued in February 1998 and is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 132 revises disclosures regarding pension and postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company has not yet determined the impact of SFAS No. 132 on its pension and other postretirement disclosures.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1998 and 1997 and for the
                 three and nine months then ended is unaudited)


8.       Stockholder's Equity

During 1998, 1,055,580 shares of common stock of the Company were issued in respect of the exercise of non-qualified stock options by officers of the Company under the Company's stock option plan. The increase in additional paid in capital from September 30, 1997 to September 30, 1998 represents (i) the difference between the exercise price for these stock options and the par value of the common stock issued to option holders of $2.1 million and (ii) the income tax benefit of $5.2 million realized on the exercise of these stock options.

In late June 1998, the Company announced that its Board of Directors authorized the repurchase by the Company of up to $30.0 million of its common stock from time to time in the open market, through privately negotiated transactions or through block purchases. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. The Company's repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of September 30, 1998, the Company had repurchased 800,600 shares of its common stock for $20.3 million.

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


RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the three months ended September 30, 1998 and 1997 are provided below.

                                    Three Months Ended Sept. 30,
                                          1998         1997
                                          ----         ----
                                           (In millions)
Net sales:
     Metal containers and specialty .  $    482.1  $    425.1
     Plastic containers .............        79.0        68.2
                                       ----------  ----------
         Consolidated ...............  $    561.1  $    493.3
                                       ==========  ==========

Operating profit:
     Metal containers and specialty .  $     49.5  $     46.0
     Plastic containers .............         8.3         7.5
     Corporate expense ..............        (0.8)       (0.5)
                                       ----------  ----------
         Consolidated ...............  $     57.0  $     53.0
                                       ==========  ==========


Three Months Ended September 30, 1998 Compared with Three Months ended September 30, 1997

Net Sales. Consolidated net sales increased $67.8 million, or 13.7%, to $561.1 million for the three months ended September 30, 1998, as compared to net sales of $493.3 million for the same three months in the prior year. This increase resulted primarily from incremental sales added from acquisitions.

Net sales for the metal container business (including net sales of its specialty business of $34.8 million) were $482.1 million for the three months ended September 30, 1998, an increase of $57.0 million, or 13.4%, from net sales of $425.1 million for the same period in 1997. Net sales of metal food cans increased during the third quarter of 1998 to $447.3 million, as compared to $391.5 million for the same period in 1997, principally due to sales to Campbell. Excluding sales to Campbell, 1998 third quarter metal food can sales were approximately the same as metal food can sales for the third quarter of 1997.

Sales of specialty items included in the metal container segment increased $1.2 million to $34.8 million during the three months ended September 30, 1998, as compared to $33.6 million in the same period in 1997 due to increased unit volume.

Net sales for the plastic container business of $79.0 million during the three months ended September 30, 1998 increased $10.8 million, or 15.7%, from net sales of $68.2 million for the same period in 1997. The additional sales were primarily generated from the acquisitions of Winn in January 1998 and Clearplass in August 1998 and, to a lesser extent, from higher unit volume with existing customers, and were partially offset by the pass through of lower average resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.6% ($486.0 million) for the three months ended September 30, 1998, an increase of 0.6 percentage points as compared to 86.0% ($424.3 million) for the same period in 1997. The decline in gross profit margins was primarily attributable to lower margin sales to Campbell for the metal container business, the incurrence of production inefficiencies in meeting increased volume requirements by the plastic container business, and higher depreciation expense resulting from increased capital expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the three months ended September 30, 1998 and 1997 remained constant at 3.2% ($18.1 million and $16.0 million, respectively).

Income from Operations. Income from operations improved to $57.0 million for the three months ended September 30, 1998, as compared to $53.0 million for the third quarter of 1997, due to the contribution of recent acquisitions. Despite this improvement, income from operations as a percentage of consolidated net sales declined to 10.2% for the three months ended September 30, 1998, as compared with 10.7% for the same period in the prior year, as a result of the aforementioned decline in gross margin.

Income from operations as a percentage of net sales for the metal container business was 10.3% ($49.5 million) for the three months ended September 30, 1998, a decline of 0.5 percentage points from 10.8% ($46.0 million) for the same period in the prior year. The decrease in income from operations as a percentage of net sales for the metal container business was principally attributable to lower margin sales to Campbell. Excluding the effect of the acquisition of Campbell's can manufacturing assets, operating margins of the metal container business in the third quarter were slightly higher than in the same period in the prior year. The Company expects that seasonally higher sales to Campbell in the fourth quarter will result in lower per unit manufacturing costs and higher fourth quarter margins for the metal container business as compared to the same period in the prior year.

Income from operations as a percentage of net sales for the plastic container business was 10.5% ($8.3 million) for the three months ended September 30, 1998, a decline of 0.5 percentage points from 11.0% ($7.5 million) for the same period in 1997. The decrease in income from operations for the plastic container business was primarily attributable to the occurrence of some production inefficiencies in meeting increased volume requirements.

Interest Expense. Interest expense increased $1.6 million to $22.5 million for the three months ended September 30, 1998 principally as a result of the incurrence of additional indebtedness to finance recent acquisitions, offset in part by slightly lower bank borrowing rates.

Income Taxes. The provision for income taxes for the three months ended September 30, 1998 was recorded at an effective tax rate of 37.6% ($12.9 million), which represents the Company's estimated annual effective tax rate for 1998. During the third quarter of 1997, the Company recognized the benefit of a portion of its net tax operating loss carryforward and recorded an effective tax rate of 32.0%.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended September 30, 1998 was $21.6 million, a decrease of $0.2 million from net income of $21.8 million (before the extraordinary charge of $7.4 million) for the three months ended September 30, 1997.

Earnings per diluted share were $1.08 for the three months ended September 30, 1998 as compared with $0.72 for the same period in 1997. The Company estimates that earnings for the third quarter of 1997 would have been $0.99 per diluted share if the extraordinary charge incurred in connection with the refinancing of the Company's debt obligations had been excluded from earnings and if earnings for the three months ended September 30, 1997 had been calculated utilizing the effective tax rate and the weighted average diluted shares outstanding for the three months ended September 30, 1998.

During the third quarter of 1997, the Company incurred an extraordinary charge of $7.4 million, net of taxes, or $0.36 per diluted share, for the write-off of unamortized deferred financing costs associated with the refinancing of its previous bank credit agreement.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited results of operations for the Company's two business segments, metal and plastic containers, for the nine months ended September 30, 1998 and 1997 are provided below.

                                     Nine Months Ended Sept. 30,
                                          1998         1997
                                          ----         ----
                                           (In millions)
Net sales:
     Metal containers and specialty .  $  1,057.2  $    955.4
     Plastic containers .............       231.1       194.9
                                       ----------  ----------
         Consolidated ...............  $  1,288.3  $  1,150.3
                                       ==========  ==========

Operating profit:
     Metal containers and specialty .  $     95.9  $    101.9
     Plastic containers .............        27.8        22.7
     Non-cash stock option charge ...        --         (22.5)
     Corporate expense ..............        (2.2)       (1.2)
                                       ----------  ----------
         Consolidated ...............  $    121.5  $    100.9
                                       ==========  ==========


Nine Months Ended September 30, 1998 Compared with Nine Months ended September 30, 1997

Net Sales. Consolidated net sales increased $138.0 million, or 12.0%, to $1,288.3 million for the nine months ended September 30, 1998, as compared to net sales of $1,150.3 million for the same nine months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased unit sales to existing customers of the plastic container business.

Net sales for the metal container business (including net sales of its specialty business of $98.2 million) were $1,057.2 million for the nine months ended September 30, 1998, an increase of $101.8 million, or 10.7%, from net sales of $955.4 million for the same period in 1997. Year to date net sales of metal food cans increased $88.3 million during the first nine months of 1998 to $959.0 million, as compared to $870.7 million for the same period in 1997, principally as a result of sales to Campbell.

Sales of specialty items included in the metal container segment increased $13.5 million to $98.2 million during the nine months ended September 30, 1998, as compared to $84.7 million in the same period in 1997, due to incremental sales from the April 1997 acquisition of the aluminum roll-on closure business of Alcoa Closure Systems International Inc. and higher unit sales to existing customers.

Net sales for the plastic container business of $231.1 million during the nine months ended September 30, 1998 increased $36.2 million, or 18.6%, from net sales of $194.9 million for the same period in 1997. The additional sales were generated by incremental sales from recent acquisitions and by higher unit volume with existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.7% ($1,116.3 million) for the nine months ended September 30, 1998, an increase of 1.4 percentage points as compared to 85.3% ($981.7 million) for the same period in 1997. The decline in gross profit margins was primarily attributable to the effect of lower margin sales to Campbell and higher depreciation expense, offset in part by plant rationalization benefits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the nine months ended September 30, 1998 and 1997 remained constant at 3.9% ($50.5 million and $45.2 million, respectively).

Income from Operations. Income from operations as a percentage of consolidated net sales was 9.4% ($121.5 million) for the nine months ended September 30, 1998, as compared with 8.8% ($100.9 million) for the same period in the prior year. Excluding the effect of the non-cash stock option charge of $22.5 million incurred in connection with the Company's initial public offering (the "IPO") of its common stock in 1997, income from operations as a percentage of consolidated net sales declined 1.3 percentage points to 9.4% for the nine months ended September 30, 1998, as compared with 10.7% for the same period in the prior year. This decrease was a result of the aforementioned decline in gross profit margins.

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

Income from operations as a percentage of net sales for the metal container business declined 1.6 percentage points to 9.1% ($95.9 million) for the nine months ended September 30, 1998 from 10.7% ($101.9 million) for the same period in the prior year. This decrease in income from operations as a percentage of net sales reflected the impact of the decline in gross profit margin as discussed above.

Income from operations as a percentage of net sales for the plastic container business improved 0.4 percentage points to 12.0% ($27.8 million) for the nine months ended September 30, 1998, as compared to 11.6% ($22.7 million) for the same period in 1997. The improved operating performance of the plastic container business was principally attributable to the benefits of capital investment and increased production volumes.

Interest Expense. Interest expense declined $2.0 million to $60.0 million for the nine months ended September 30, 1998 principally as a result of benefits realized from the Company's 1997 refinancings, offset in part by additional indebtedness incurred to finance the Company's recently completed acquisitions.

Income Taxes. The provision for income taxes for the nine months ended September 30, 1998 was recorded at an effective tax rate of 37.6% ($23.1 million), which approximates the Company's estimated annual effective tax rate for 1998.

The Company recognized an income tax benefit in 1997 when it determined that a portion of the future tax benefits arising from its net tax operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income.

Net Income and Earnings per Share. Net income for the nine months ended September 30, 1998 was $38.4 million, or $1.92 per diluted share, compared to $27.3 million, or $1.40 per diluted share, for the first nine months of 1997. During the first nine months of 1997, the Company incurred an extraordinary charge of $16.4 million, net of taxes, or $0.84 per diluted share, for the write-off of unamortized debt financing costs and premiums associated with the redemption of its debt obligations.

The Company estimates that earnings for the nine months ended September 30, 1997 would have been $35.2 million, or $1.80 per diluted share, if unusual items for the non-cash stock option charge and the extraordinary charge incurred in connection with the refinancings of the Company's debt obligations had been excluded from earnings and if earnings for such period had been calculated utilizing the effective tax rate and the weighted average diluted shares outstanding for the nine months ended September 30, 1998.


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

Through September 1998, the Company has used net borrowings of revolving loans of $322.3 million under the Company's U.S. Credit Agreement, $4.2 million of term loan borrowings under the Company's Canadian bank credit facility, $3.0 million of other borrowings related to the Campbell acquisition, $2.2 million of proceeds from employee stock option exercises, $1.3 million of proceeds from asset sales, and a decrease in cash balances of $45.6 million to fund cash used by operations of $87.1 million for the Company's seasonal working capital needs, capital expenditures of $58.8 million, acquisitions for $194.0 million, the repurchase of common stock for $20.3 million, and the repayment of $18.4 million of bank term loans.

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

During the third quarter of 1998, at its peak the Company had incurred approximately $370.0 million of revolving loan borrowings under its credit agreements. The Company utilizes its revolving loan facility to meet seasonal working capital needs, fund acquisitions, finance common stock repurchases, and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of September 30, 1998, the Company had $322.3 million of revolving loans outstanding, of which $131.3 million related to seasonal working capital needs and $191.0 million related to long-term financing of acquisitions. The amount used for acquisition financing has been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at September 30, 1998, after taking into account outstanding letters of credit, was $216.8 million.

In late June 1998, the Company announced that its Board of Directors had authorized a repurchase program for up to $30 million of its common stock. At current price levels, the Company believes a repurchase of its shares is an attractive investment. As of October 31, 1998, the Company has repurchased 815,600 shares of its common stock at an average cost of $25.21 per share. The share repurchases were funded through revolving loan borrowings under the Company's U.S. Credit Agreement.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, share repurchase plan, and tax obligations for the foreseeable future.

The Company has recently reached agreement with Del Monte Corporation ("Del Monte") to amend its Supply Agreement to extend the term by three years until December 21, 2006 in return for certain economic consideration. Such economic consideration will go into effect in 1999 and will reduce the gross margin percentage on the Company's sales to Del Monte. However, taking into account all aspects of the amendment, the Company believes that such economic consideration will not have a material adverse effect on its financial condition or results of operations. The Company and Del Monte entered into the Supply Agreement at the time of the acquisition by the Company of Del Monte's U.S. metal container manufacturing business in December 1993. Under the Supply Agreement, Del Monte has agreed to purchase from the Company substantially all of its requirements of metal containers for food and beverages. Approximately 11% of the Company's net sales in 1997 were to Del Monte.

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

YEAR 2000 UPDATE

Since 1997 the Company has been in the process of reviewing its computer and operational systems to identify and determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" issue. The Year 2000 issue arises because many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and, as a result, may be unable to process accurately certain data before, during or after the year 2000. The Year 2000 issue presents several risks to the Company, such as (i) the Company's internal systems may not function properly,
(ii) suppliers' computer and operational systems may not function properly and, consequently, deliveries of materials and supplies may be delayed, (iii) customers' computer and operational systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and
(iv) the Company's banks' computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds, transfers and payments. Such a disruption at any point in the Company's supply, manufacturing, processing, distribution and financial chains could have a material adverse effect on the Company's financial condition and results of operations.

As a manufacturer of consumer goods packaging products, the products produced and sold by the Company are unaffected by Year 2000 issues since they contain no microprocessors or similar electronic components.

The Company has undertaken various initiatives intended to ensure that its internal computing infrastructure, business applications and shop-floor systems are Year 2000 compliant. These systems assist in the control of the Company's operations by performing such functions as processing financial data, maintaining manufacturing processes and assisting with facilities management and security. Many of these systems contain one or more microprocessors or other embedded electronic components that could be affected by Year 2000 issues. Failure of some of these systems could result in significant business disruptions for the Company.

Based upon its identification and assessment efforts to date, the Company has initiated modifications to its internal computing infrastructure, business applications and shop-floor systems. These systems are being renovated or replaced as necessary to assure Year 2000 compliance. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software and shop-floor systems. The Company estimates that as of September 30, 1998 it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software and shop-floor systems. The remaining initiatives are in process and expected to be completed before or about June 30, 1999.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will approximate $2.0 to $3.0 million, which expenditures will be funded from operating cash flows. As of September 30, 1998, the Company had incurred costs of approximately $1.0 million related to the Year 2000 issue. Principally all of these costs relate to analysis, repair, upgrade or replacement of existing software.

The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company's vendor and supplier base is currently being surveyed. Vendors and suppliers have received questionnaires and, based on the response and significance to the Company's operations, may receive face-to-face verification follow-up. Widespread disruption of certain utilities such as electricity would result in a temporary closure of affected facilities and potential damage to production equipment.

The Company is engaging in a Year 2000 business contingency planning process that will identify and evaluate potential worse case business disruption scenarios. Such plans may include securing alternate sources of supply, stockpiling raw materials, increasing inventory levels, adjusting facility shut-down and start-up schedules and other appropriate measures. The contingency plans and related cost estimates will be refined as additional information becomes available.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not materially and adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of third parties (including suppliers, customers, banks and governmental entities) will not have a material adverse impact on the Company's systems or results of operations.

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number               Description
--------------               -----------
         12                  Ratio of Earnings to Combined Fixed Charges and
                                Preferred Stock Dividends
         27                  Financial Data Schedule

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SILGAN HOLDINGS INC.


Dated:  November 9, 1998              /s/Harley Rankin, Jr.
------------------------              --------------------------------
                                      Harley Rankin, Jr.
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer
                                      (Principal Financial Officer)




Dated:  November 9, 1998              /s/Harold J. Rodriguez, Jr.
------------------------              -------------------------------
                                      Harold J. Rodriguez, Jr.
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                                   Exhibit 12


                              SILGAN HOLDINGS INC.
    RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                             (Dollars in thousands)

                                                                Nine Months Ended
                                                                -----------------
                                                                    (Unaudited)
                                                                    -----------
                                                               Sept. 30, Sept. 30,
                                                                 1998      1997

Net income before income taxes .............................  $ 61,501  $ 38,923

Add:
         Interest expense and debt amortization ............    59,985    61,988
         Rental expense representative of interest factor ..       703       817
                                                              --------  --------

         Net income as adjusted ............................  $122,189  $101,728

Fixed charges:
         Interest expense and debt amortization ............  $ 59,985  $ 61,988
         Rental expense representative of interest factor ..       703       817
         Preferred stock dividend requirement ..............       --      3,224
                                                              --------  --------

         Total fixed charges and preferred stock dividends..  $ 60,688  $ 66,029

Ratio of earnings to combined fixed charges and
   preferred stock dividends ...............................      2.01      1.54
                                                              ========  ========