Form 10-K
period 1998-12-31
SILGAN HOLDINGS INC
filed 1999-03-24
CIK 849869

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

For the fiscal year ended December 31, 1998
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $106,205,133.

As of March 1, 1999, the number of shares outstanding of the Registrant's common stock, par value $0.01 per share, was 18,256,411.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                    TABLE OF CONTENTS



                                                                                                               Page

Part I............................................................................................................1
   Item 1.  Business..............................................................................................1
   Item 2.  Properties...........................................................................................14
   Item 3.  Legal Proceedings....................................................................................15
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................15
PART II..........................................................................................................16
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................16
   Item 6.  Selected Financial Data..............................................................................16
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................20
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...........................................35
   Item 8.  Financial Statements and Supplementary Data..........................................................35
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................35
PART III.........................................................................................................36
   Item 10.  Directors and Executive Officers of the Registrant..................................................36
   Item 11.  Executive Compensation..............................................................................39
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................39
   Item 13.  Certain Relationships and Related Transactions......................................................39
PART IV..........................................................................................................40
   Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K..................................40




                                      PART I

Item 1.  Business

General

         Silgan Holdings Inc. ("Holdings"; together with its direct and indirect owned subsidiaries, the "Company") is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household detergent and chemical products and (iii) specialty packaging items used in the food and beverage industries, including metal caps and closures, aluminum roll-on closures, plastic bowls, plastic cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in the United States for the year ended December 31, 1998 of 42% on a historical basis and 46% on a pro forma basis after giving effect to its June 1998 acquisition of the steel container manufacturing business ("CS Can") of Campbell Soup Company ("Campbell") as if such acquisition had occurred on January 1, 1998. The Company is also a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

         The Company was founded in 1987 by its Co-Chief Executive Officers. Since its inception, the Company has acquired sixteen businesses, including most recently the acquisitions by its metal food container business of CS Can in June 1998 and by its plastic container business of Clearplass Containers, Inc. ("Clearplass") in August 1998 and Winn Packaging Co. ("Winn") in January 1998. See "--Company History" and "--Recent Developments." As a result of its growth strategy, the Company has more than quadrupled its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 46% in 1998 on a pro forma basis after giving effect to the acquisition of CS Can as if it had occurred on January 1, 1998. The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $310.9 million in 1998, while sales of the Company's specialty packaging business have grown from $9.6 million in 1994 to $128.8 million in 1998.

         The Company's strategy has enabled it to rapidly increase its net sales and income from operations. The Company's net sales have increased from $861.4 million in 1994 to $1,738.7 million in 1998, representing a compound annual growth rate of approximately 19.2%. During this period, income from operations increased from $75.1 million in 1994 (excluding the effect of the $16.7 million non-cash charge for the reduction in carrying value of assets) to $154.3 million in 1998, representing a compound annual growth rate of approximately 19.7%, while the Company's income from operations as a percentage of net sales increased 2.1 percentage points from 6.8% to 8.9% over the same period.

         The Company's operating philosophy, which has contributed to its strong performance since inception, is based on: (i) a significant equity ownership by management and an entrepreneurial approach to business, (ii) its low cost producer position and (iii) its long-term customer relationships. The Company's senior management has a significant ownership interest in the Company, which fosters an entrepreneurial management style and places a primary focus on creating shareholder value. The Company has achieved a low cost producer status through (i) the maintenance of a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of total net sales, (ii) purchasing economies, (iii) significant capital investments that have generated manufacturing and production efficiencies, (iv) plant consolidations and rationalizations and (v) the proximity of its plants to its customers. The Company's philosophy has also been to develop long-term customer relationships by acting in partnership with customers, providing reliable quality and service and utilizing its low cost producer position. This philosophy has resulted in numerous long-term supply contracts, high retention of customers' business and recognition from customers, as demonstrated by the Company's many quality and service awards.

Growth Strategy

         The Company intends to enhance its position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and to increase profitability. The key components of this strategy are to (i) increase the Company's market share in its current business lines through acquisitions and internal growth, (ii) expand into complementary business lines by applying the Company's acquisition and operating expertise to other areas of the North American consumer goods packaging market and (iii) improve the profitability of acquired businesses through integration, rationalization and capital investments to enhance their manufacturing and production efficiency.

         Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal food container, plastic container and specialty packaging markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. In its acquisitions, the Company has followed a disciplined approach of acquiring businesses at reasonable cash flow multiples. Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets.

         The Company's overall share of the U.S. metal food container market has more than quadrupled since 1987 and, for 1998, on a pro forma basis after giving effect to the acquisition of CS Can as if it had occurred on January 1, 1998, would have been 46%. During the past eleven years, the metal food container market has experienced significant consolidation due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle Food Company ("Nestle"), The Dial Corporation ("Dial"), Del Monte Corporation ("Del Monte"), Agrilink Foods, Inc. ("Agrilink") and, most recently, Campbell reflect this trend. Additionally, in 1995 the Company acquired the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC"), expanding its customer base and geographic diversity. See "--Company History" and "--Recent Developments."

         The Company's plastic container business has increased its market position from a sales base of $88.8 million in 1987 to $310.9 million in 1998 primarily through strategic acquisitions, including its 1998 acquisitions of Clearplass, a manufacturer of rigid polyethylene terephthalate ("PET") containers primarily for the personal care and pharmaceutical markets, and Winn, a manufacturer of decorated rigid plastic containers. See "--Company History" and "--Recent Developments." The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment as evidenced by its recent acquisitions. The Company also expects to continue to generate internal growth. For example, the Company intends to aggressively market its family of stock PET containers provided by its Clearplass acquisition to the personal care and pharmaceutical markets, using its sales force as well as distributors and taking advantage of its existing customer relationships. Additionally, due to increasing consumer preference for plastic as a substitute for glass, the Company is aggressively pursuing opportunities for its custom designed PET and high density polyethylene ("HDPE") containers. These opportunities include producing PET containers for food and regional bottled water companies, and PET and HDPE containers for markets such as hair care, skin care, oral care and household detergents and chemicals.

         The Company also believes that there will be opportunities to expand its specialty packaging business, which generated net sales of $128.8 million for the year ended December 31, 1998. The Company's acquisition strategy with respect to its specialty packaging business is to acquire businesses with a significant percentage of a niche market in the consumer goods packaging industry. The Company's acquisition of the North American aluminum roll-on closure business ("Roll-on Closures") of Alcoa Closure Systems International, Inc. in April 1997 reflects this strategy. In addition to aluminum roll-on closures, specialty packaging products manufactured by the Company include steel closures for glass and plastic containers; its licensed Omni plastic container, a multi-layer microwaveable plastic bowl with an easy-open metal end; its licensed Procan multi-layer plastic can with an easy-open metal end; and paperboard containers.

         Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the Roll-on Closures and AN Can acquisitions, the Company expanded its specialty packaging business into aluminum roll-on closures, steel caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Many of these segments are experiencing consolidation.

         Enhance Profitability of Acquired Companies. The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its increased purchasing volume and from the elimination of redundant selling and administrative functions, as well as from the investment of capital to upgrade the acquired facilities. In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities by making capital investments for productivity improvements and manufacturing cost reductions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy."

Financial Strategy

          The Company's financial strategy is to use leverage to support its growth and increase shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to continue to apply this financial strategy in its business.

         In 1997 and 1996, as the Company's revenues and operating income increased and the Company's financial position improved, the Company refinanced substantially all of its indebtedness with lower cost indebtedness and equity to further improve its cash flow and operating and financial flexibility. In addition to lowering its cost of indebtedness, the Company's refinancings have
(i) extended the maturities of its indebtedness, (ii) changed certain covenants to improve the Company's operating and financial flexibility, including changes to provide more flexibility to engage in mergers and acquisitions, make capital expenditures, incur indebtedness, pay dividends, repurchase stock and refinance indebtedness, and (iii) provided additional borrowing availability under the Company's U.S. bank credit agreement for it to use to pursue its growth strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategy" and "--Capital Resources and Liquidity."

Business Segments

         Holdings is a holding company that conducts its business through two wholly owned operating subsidiaries, Silgan Containers Corporation (together with its subsidiaries, "Containers") and Silgan Plastics Corporation (together with its subsidiaries, "Plastics"). Containers' operations include the Company's metal food container business and specialty packaging business. See Note 17 to the Company's Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere in this Annual Report on Form 10-K.

         Metal Food Container Business. For 1998, the Company's metal food container business had net sales of $1,299.0 million (approximately 75% of the Company's net sales) and income from operations of $116.1 million (approximately 74% of the Company's income from operations) (without giving effect to corporate expense). The Company's metal food container business has realized compound annual unit sales growth in excess of 16% since 1994. The Company's metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. The Company's metal food container business manufactures metal containers for soup, vegetables, fruit, pet food, meat, tomato based products, coffee, seafood, adult nutritional drinks and other miscellaneous food products. The Company estimates that approximately 80% of its projected metal food container sales in 1999 will be pursuant to long-term supply arrangements, including agreements with Nestle, Del Monte, Campbell and several other major food processors. See "--Sales and Marketing."

         Plastic Container Business. For 1998, Plastics had net sales of $310.9 million (approximately 18% of the Company's net sales) and income from operations of $38.0 million (approximately 24% of the Company's income from operations) (without giving effect to corporate expense). Plastics emphasizes value-added design, fabrication and decoration of custom designed PET and HDPE containers in its business. Plastics manufactures custom designed HDPE containers for health and personal care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household detergent and chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals, and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. In addition, Plastics manufactures custom designed PET containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, salad dressings, condiments, instant coffee, bottled water and liquor. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations. Plastics also manufactures a family of stock PET containers provided by its Clearplass acquisition for the personal care and pharmaceutical markets.

         Specialty  Packaging  Business.   For  1998,  the  Company's  specialty
packaging business had net sales of $128.8 million (approximately 7% of the Company's net sales) and income from operations of $3.3 million (approximately 2% of the Company's income from operations) (without giving effect to corporate expense). The Company's specialty packaging business manufactures and sells steel caps and closures, aluminum roll-on closures, Omni and Procan plastic containers and paperboard containers used in the food and beverage industries. The Company's specialty packaging business is also engaged in the development of new proprietary technology for easy open plastic ends. The Company intends to market its easy open plastic ends with its Omni plastic containers.

Manufacturing and Production

         As is the practice in the industry, most of the Company's customers provide it with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. The Company schedules its production to meet customers' requirements. Because the production time for the Company's products is short, the backlog of consumer orders in relation to its sales is not material.

Metal Food Container Business

         The manufacturing operations of the Company's metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. Three basic processes are used to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, the Company manufactures steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, the Company manufactures steel two-piece cans by using a drawing and ironing process. Quality and stackability of such cans are comparable to that of the shallow two-piece cans described above. Can bodies and ends are manufactured from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment.

Plastic Container Business

         The Company utilizes two basic processes to produce plastic containers. In the extrusion blowmolding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection and injection stretch blowmolding processes, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

         The Company believes that its proprietary equipment for the production of HDPE containers is particularly well-suited for the use of post-consumer recycled ("PCR") resins because of the relatively low capital costs required to convert its equipment to utilize multi-layer container construction.

         The Company's decorating methods for its plastic containers include (i) in-mold labeling which applies a plastic film label to the bottle during the blowing process and (ii) post-mold decoration. Post-mold decoration includes (i) silk screen decoration which enables the applications of images in multiple colors to the bottle, (ii) pressure sensitive decoration which uses a plastic film or paper label with an adhesive, (iii) heat transfer decoration which uses a plastic coated label applied by heat, and (iv) hot stamping decoration which transfers images from a die using metallic foils. The Company has state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the country.

Specialty Packaging Business

         The Company's manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining closures. The Company manufactures continuous thread and lug style steel caps and closures and aluminum roll-on closures for glass and plastic containers, ranging in size from 18 to 120 millimeters in diameter. The Company employs state-of-the-art multi-die presses to manufacture closures, offering it a low-cost, high quality means of production.

         The Company's Omni and Procan plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping and cooling. The Company designed its equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives. The Company's Omni plastic container is a multi-layer microwaveable bowl, predominantly used for single serve food applications, with an easy open aluminum end that is manufactured by the Company's metal food container business. The Company's Procan container is a multi-layer plastic can with an easy open metal end, which can package retortable, hard-to-hold food products. The Company's Omni and Procan plastic containers are manufactured pursuant to a royalty-free, perpetual license with ANC which was entered into in connection with the Company's acquisition of AN Can.

         The Company's specialty packaging business is also engaged in the manufacture of paperboard containers and in the development of new proprietary closure technology. See "--General--Business Segments--Specialty Packaging Business."

Raw Materials

         The Company does not believe that it is materially dependent upon any single supplier for any of its raw materials, and, based upon the existing arrangements with suppliers, its current and anticipated requirements and market conditions, the Company believes that it has made adequate provisions for acquiring raw materials. Although increases in the prices of raw materials have generally been passed along to the Company's customers in accordance with the Company's long-term supply arrangements and otherwise, any inability to do so in the future could have a significant impact on the Company's results of operations.

Metal Food Container Business

         The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal food container products. The Company's material requirements are supplied through purchase orders with suppliers with whom the Company, through its predecessors, has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

Plastic Container Business

         The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as virgin HDPE, virgin PET, HDPE-PCR, recycled PET and, to a lesser extent, low density polyethylene, extrudable polyethylene terephthalate, polyethylene terephthalate glycol, polypropylene, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Specialty Packaging Business

          The Company uses tin plated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in its metal closure operations. The Company purchases polypropylene, HDPE, ethyl vinyl alcohol and colorant resins for its Omni and Procan plastic containers. The Company also currently purchases a proprietary compounded resin product from a supplier for its Omni plastic container, which resin is produced pursuant to a license with ANC. The Company uses paperboard and various inks for its paperboard container manufacturing operations. The Company typically purchases these materials from suppliers under annual or multi-year supply arrangements, subject to market pricing. If suppliers fail to deliver under these arrangements, the Company would be forced to purchase these materials on the open market, and no assurance can be given that it would be able to purchase materials of comparable quality or at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of raw materials for its specialty packaging business in the foreseeable future.

Sales and Marketing

         The Company's philosophy has been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service and utilizing its low cost producer position. The Company markets its products in most areas of North America primarily by a direct sales force and for its plastic container and specialty packaging businesses, in part, through a network of distributors. Because of the high cost of transporting empty containers, the Company's metal food and plastic container businesses generally sell to customers within a 300 mile radius of their manufacturing plants. See also "--Competition."

         In 1998, 1997 and 1996, approximately 14%, 17% and 17%, respectively, of the Company's sales were to Nestle, and approximately 12%, 11% and 12%, respectively, of the Company's sales were to Del Monte. No other customer accounted for more than 10% of the Company's total sales during such years.

Metal Food Container Business

         The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in 1998 in the United States of approximately 46% on a pro forma basis after giving effect to its acquisition of CS Can as if it had occurred on January 1, 1998. The Company's largest customers for this segment include Nestle, Del Monte, Campbell, Dial, H.J. Heinz Co., Hormel Foods Corp., International Home Foods, Inc., Kal Kan Foods Incorporated, Land O' Lakes, Inc. and The Pillsbury Company.

         The Company has entered into multi-year supply arrangements with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers. The Company estimates that approximately 80% of its projected metal food container sales in 1999 will be pursuant to such multi-year supply arrangements. Historically, the Company has been successful in continuing these multi-year supply arrangements with its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy" and "--Financial Strategy."

         Since its inception in 1987, the Company has supplied Nestle with substantially all of its metal container requirements. In 1998, total sales of metal containers by the Company to Nestle were $235.9 million. The Company currently has three supply agreements with Nestle (the "Nestle Supply Agreements") under which it supplies Nestle with a large majority of its metal containers requirements (representing approximately 9.8% of the Company's 1998 sales). The terms of the Nestle Supply Agreements continue through 2004. The

Nestle Supply Agreements provide for certain prices and specify that such prices will be increased or decreased based upon cost change formulas set forth therein. These agreements contain provisions that require the Company to maintain certain levels of product quality, service and delivery in order to retain the business. In the event of a breach of any such agreement, Nestle may terminate such Nestle Supply Agreement but the other Nestle Supply Agreements would remain in effect. Under certain limited circumstances, Nestle may provide to the Company a competitive bid for less than half of the metal containers sales under these agreements. The Company has the right to retain the business subject to the terms of such bid. There can be no assurance that such bid will be made at sales prices currently in effect for such metal containers, and until such bid is received the Company cannot predict the effect, if any, on its results of operations of matching or not matching such bid. In the event the Company chooses not to match such bid, the Nestle Supply Agreements will terminate effective December 31, 2001 only with respect to the metal containers which are the subject of such bid.

         The Company also supplies metal containers to Nestle pursuant to purchase orders from Nestle (representing approximately 3.8% of the Company's 1998 sales). These sales are substantially pursuant to supply arrangements that the Company has had with Nestle since 1987. There can be no assurance, however, that the Company will continue to supply such metal containers to Nestle in any future period. However, the Company believes that the loss of any such sales would not have a material adverse effect on the Company's results of operations.

         In connection with the Company's acquisition of Del Monte's U.S. metal container manufacturing operations in December 1993, the Company and Del Monte entered into a ten year supply agreement (the "DM Supply Agreement") pursuant to which Del Monte has agreed to purchase from the Company substantially all of its annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. In November 1998, the Company and Del Monte agreed to extend the term of the DM Supply Agreement by three years until December 21, 2006 in return for certain price reductions which went into effect in 1999. The Company believes that these price reductions will not have a material adverse effect on its financial condition or results of operations. In 1998, sales of metal containers by the Company to Del Monte were $207.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy" and "--Financial Strategy."

         The DM Supply Agreement provides for certain prices for metal containers supplied by the Company to Del Monte and specifies that such prices will be increased or decreased based upon specified cost change formulas. Under the DM Supply Agreement, Del Monte may, under certain circumstances, receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that the Company furnishes to Del Monte, which proposals must be for the remainder of the term of the DM Supply Agreement and for 100% of the annual volume of containers at one or more of Del Monte's processing facilities. The Company has the right to retain the business subject to the terms and conditions of such competitive proposal. There can be no assurance that any such proposal will be made at sales prices equivalent to those currently in effect or otherwise on terms similar to those currently in effect. The Company cannot predict the effect, if any, on its results of operations of matching or not matching any such proposal. During the term of the DM Supply Agreement, Del Monte is not permitted to purchase pursuant to such proposals more than 50% of its metal containers from suppliers other than the Company.

         In connection with the Company's June 1998 acquisition of CS Can, the Company and Campbell entered into a ten-year supply agreement (the "Campbell Supply Agreement"). Under the Campbell Supply Agreement, Campbell has agreed to purchase from the Company for the term of such agreement substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. Annual sales to Campbell under the Campbell Supply Agreement are expected to be in excess of $200 million.

         The Campbell Supply Agreement provides for certain prices for containers supplied by the Company to Campbell and specifies that such prices will be increased or decreased based upon specified cost change formulas. The Campbell Supply Agreement permits Campbell, beginning in June 2003, to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers supplied by the Company to Campbell, which proposals must be for the remainder of the term of the Campbell Supply Agreement and for 100% of the annual volume of containers at any one or more of Campbell's food processing plants. The Company has the right to retain the business subject to the terms and conditions of such competitive proposal. Until a competitive bid is received, the Company cannot predict the effect, if any, on its results of operations of matching or not matching any such bids. Upon any material breach by the Company of its obligations under the Campbell Supply Agreement, Campbell has the right to terminate such agreement. In addition, Campbell has the right, at the end of the term of the Campbell Supply Agreement or upon the occurrence of certain material defaults under agreements with Campbell (including certain events of bankruptcy, certain defaults under the Company's agreements governing its material indebtedness, and certain breaches, after applicable cure periods, by the Company of its material obligations under its agreements with Campbell), to purchase from the Company the assets used to manufacture containers for Campbell that are located at the facilities that the Company leases from Campbell. The purchase price for such assets would be determined at the time of purchase in accordance with an agreed upon formula that is based upon the net book value of the assets.

         The Company's metal food container business sales are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions, and the Company's results of operations could be impacted accordingly. The Company's results of operations could be materially adversely affected in a year in which crop yields are substantially lower than normal in either of the prime agricultural regions of the United States in which the Company operates.

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

Plastic Container Business

         The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 70% of the Company's plastic containers are sold for health and personal care products, such as hair care, skin care, oral care, pharmaceutical and other health care applications. The Company's largest customers in these product segments include the Helene Curtis and Chesebrough-Ponds divisions of Unilever Home and Personal Care North America, The Procter & Gamble Co., Warner-Lambert Co., Bristol-Myers Squibb Co. and Avon Products Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, bottled water and liquor. Customers in these product segments include The Procter & Gamble Co., Kraft Foods Inc., and The Torbitt & Castleman Company.

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

Specialty Packaging Business

         The  Company  believes  that in the  United  States  it is the  largest manufacturer of aluminum roll-on closures, the largest manufacturer of retortable, multi-layer microwaveable plastic bowls for single serve food applications, and the third largest supplier of steel closures. The Company's metal closures are used by food processors for hot-filled foods, including pasta sauces, salsas, apple sauces and new-age beverages such as ready-to-drink teas, juices and isotonics; pickles; coffee creamer; mayonnaise; beers and wines; bottled water and carbonated beverages; chocolate drinks; and liquor products. The Company's Omni and Procan plastic containers are used by food processors for microwaveable soup, pasta and meat single serve meals; pie fillings; and salsa.

         The Company's specialty packaging business has had long-term relationships with many of its customers. A majority of the sales of the specialty packaging business are pursuant to multi-year contracts that contain provisions for the pass through of material and labor cost changes. The Company's largest customers in this segment include Campbell, Lipton (a division of Unilever N.V.), Anheuser-Busch Companies, Inc., Triarc Beverage Group, Nestle, Hormel Foods Corp., Gerber Products Co. (a unit of Novartis Consumer Health, Inc.), Cadbury Schweppes Delaware LP, PepsiCo Inc., Arizona Beverage Co. and Miller Brewing Co.

         The Company's specialty packaging business sells its products primarily through a direct sales force. The Company also supplements its sales of specialty packaging products through its use of several regional distributors, thereby allowing the Company to market these products to a wider variety of customers throughout the United States.

Competition

         The packaging industry is highly competitive. The Company competes in this industry with other packaging manufacturers as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. Certain of the Company's competitors may have greater financial resources than the Company. The Company attempts to compete effectively through the quality of its products, competitive pricing and its ability to meet customer requirements for delivery, performance and technical assistance.

         Because of the high cost of transporting empty containers, the Company's metal food and plastic container businesses generally sell to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company could be disadvantaged by the relocation of a major customer. As of March 1, 1999, the Company operated 60 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

Metal Food Container Business

         Of the commercial metal food container manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

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

Plastic Container Business

         Plastics competes with a number of large national producers of plastic containers for personal care, health, food, beverage, pharmaceutical and household detergent and chemical products, including Owens-Illinois, Inc., Crown Cork and Seal Company, Inc., Schmalbach-Lubeca AG, Suiza Foods Corp. and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Specialty Packaging Business

         The Company's competitors in the manufacture and sale of metal closures include WhiteCap (a unit of Schmalbach-Lubeca AG), Anchor Closures (a unit of
Crown Cork and Seal Company, Inc.), and Zapata International Corp. The Company competes in the manufacture and sale of metal closures through its established customer relationships, the quality of its products, its service, and its low cost producer position. While management believes that metal closures are superior to plastic closures because they offer stronger product integrity and greater aesthetics through metal lithography, metal closures have faced competition for several years from plastic substitutions, particularly as PET plastic containers have replaced glass containers. To compete effectively, the Company's specialty packaging business must continue to grow market share with its existing customers, particularly as the food and beverage industry consolidates, and market the advantages of its products.

         The Company's Omni and Procan plastic containers compete with certain plastic thermoformed containers produced by Rexam plc and PRI, Inc. and with metal containers similar to those produced by the Company's metal food container business. The Company believes that its Omni and Procan products are able to compete effectively because of their convenience, microwaveability, processability and ability to package hard-to-hold food products.


Employees

         As of December 31, 1998, the Company employed approximately 1,280 salaried and 5,160 hourly employees on a full-time basis. Approximately 54% of the Company's hourly plant employees are represented by a variety of unions. In addition, in connection with the Company's acquisition of CS Can, Campbell is currently providing to the Company approximately 820 hourly employees on a full-time basis at the facilities leased by the Company from Campbell.

         The Company's labor contracts expire at various times between 1999 and 2008. Contracts covering approximately 6% of the Company's hourly employees presently expire during 1999. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

Regulation

         The Company is subject to federal, state and local environmental laws and regulations. In general, these laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. The Company believes that all of its facilities are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, delayed compliance orders or similar arrangements.

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

Research and Product Development

         The Company's research, product development and product engineering efforts relating to its metal food containers and specialty packaging businesses are conducted at its new research facility in Oconomowoc, Wisconsin. The Company's research, product development and product engineering efforts with respect to its plastic containers business are performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility.

Company History

         Holdings is a Delaware corporation formed as a holding company to acquire interests in various packaging manufacturers. Holdings' principal assets are all of the outstanding capital stock of Containers and Plastics.

         Since its origin in 1987, the Company has completed the following acquisitions:


       Acquired Business                       Year        Products
       -----------------                       ----        --------
Nestle's metal container manufacturing         1987  Metal food containers
     division
Monsanto Company's plastic container           1987  Plastic containers
     business
Fort Madison Can Company of Dial               1988  Metal food containers
Seaboard Carton Division of Nestle             1988  Paper containers
Aim Packaging, Inc.                            1989  Plastic containers
Fortune Plastics Inc.                          1989  Plastic containers
Express Plastic Containers Limited             1989  Plastic containers
Amoco Container Company                        1989  Plastic containers
Del Monte's U.S. can manufacturing operations  1993  Metal food containers
Food Metal and Specialty business of ANC       1995  Metal food containers,
                                                     metal caps and closures
                                                     and Omni plastic containers
Finger Lakes Packaging Company, Inc.           1996  Metal food containers
   ("Finger Lakes"), a subsidiary of Agrilink
Alcoa's North American aluminum roll-on        1997  Aluminum roll-on closures
  closure business
Rexam's North American plastic container       1997  Plastic containers and
   business("Rexam Plastics")                        closures
Winn Packaging Co.                             1998  Plastic containers
Campbell's steel container manufacturing       1998  Metal food containers
   business
Clearplass Containers, Inc.                    1998  Plastic containers



Recent Developments

         On August 1, 1998, the Company acquired Clearplass, a manufacturer of rigid PET plastic containers primarily serving the personal care and pharmaceutical industries with sales of approximately $23 million in its fiscal year ending June 30, 1998. Clearplass' facilities are located in Penn Yan, New York; Sheffield, Alabama; and Albia, Iowa.

         On June 1, 1998, the Company completed its acquisition of CS Can, which has assets in Campbell's food processing facilities in Maxton, North Carolina; Napoleon, Ohio; Paris, Texas; and Sacramento, California. As part of the transaction, the Company and Campbell entered into the Campbell Supply Agreement. Annual sales to Campbell under the Campbell Supply Agreement are expected to be in excess of $200 million. See "--Sales and Marketing."

         On January 1, 1998, Plastics acquired substantially all of the assets of Winn, a private manufacturer of rigid plastic containers serving the personal care, automotive and household chemical markets with estimated sales of approximately $23 million in 1997. As part of the transaction, Plastics leased Winn's facility in Fairfield, Ohio.

         The Company financed its 1998 acquisitions with revolving loan borrowings under its U.S. bank credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategy" and "--Capital Resources and Liquidity."

Item 2.  Properties

         Holdings' principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for the Company's metal food container, plastic container and specialty packaging businesses are located at 21800 Oxnard Street, Woodland Hills, California 91367; 14515 N. Outer Forty, Chesterfield, Missouri 63017; and 9700 West Higgins Road, Rosemont, Illinois 60018, respectively. All of these offices are leased by the Company.

         The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 36 metal food container, 19 plastic container and 5 specialty packaging manufacturing facilities. Twenty-four of these facilities are owned and 36 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

         Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 1999 for its metal food container business:


                                             Approximate Building Area
     Location                                      (square feet)
     --------                                      -------------

     Tarrant, AL............................         89,100 (leased)
     City of Industry, CA...................         70,000 (leased)
     Kingsburg, CA..........................         35,600 (leased)
     Modesto, CA............................         37,800 (leased)
     Modesto, CA............................        128,000 (leased)
     Modesto, CA............................        150,000 (leased)
     Riverbank, CA..........................        167,000
     Sacramento, CA.........................        284,900 (leased)
     San Leandro, CA........................         73,000 (leased)
     Stockton, CA...........................        243,500
     Hoopeston, IL..........................        323,000
     Rochelle, IL...........................        175,000
     Waukegan, IL...........................         40,000 (leased)
     Hammond, IN............................        158,000 (leased)
     Laporte, IN............................        144,000 (leased)
     Fort Madison, IA.......................         65,000
     Ft. Dodge, IA..........................        155,200 (leased)
     Benton Harbor, MI......................         20,250 (leased)
     Savage, MN.............................        160,000
     St. Paul, MN...........................        470,000
     Mt. Vernon, MO.........................        100,000
     Northtown, MO..........................        111,700 (leased)
     St. Joseph, MO.........................        173,700
     Maxton, NC.............................        231,800 (leased)
     Edison, NJ.............................        260,000
     Lyons, NY..............................        149,700
     Napoleon, OH...........................        339,600 (leased)
     Crystal City, TX.......................         26,000 (leased)
     Paris, TX..............................        266,300 (leased)
     Toppenish, WA..........................        105,000
     Vancouver, WA..........................        127,000 (leased)
     Menomonee Falls, WI....................        116,000
     Menomonie, WI..........................        187,500 (leased)
     Oconomowoc, WI.........................        105,200
     Plover, WI.............................         91,400 (leased)
     Waupun, WI.............................        212,000

         Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 1999 for its plastic container business:

                                            Approximate Building Area
     Location                                      (square feet)
     --------                                      -------------

     Sheffield, AL..........................         20,200 (leased)
     Anaheim, CA............................        127,000 (leased)
     Deep River, CT.........................        140,000
     Monroe, GA.............................        139,600
     Norcross, GA...........................         59,000 (leased)
     Flora, IL..............................         56,400
     Ligonier, IN...........................        469,000 (276,000 leased)
     Seymour, IN............................        406,000
     Albia, IA..............................         53,000 (leased)
     Franklin, KY...........................        122,000 (leased)
     Penn Yan, NY...........................        100,000
     Fairfield, OH..........................        185,000 (leased)
     Port Clinton, OH.......................        257,400 (leased)
     Langhorne, PA..........................        156,000 (leased)
     Mississauga, Ontario...................         75,000 (leased)
     Mississauga, Ontario...................         62,600 (leased)
     Scarborough, Ontario...................        117,000
     Lachine, Quebec........................        113,300 (leased)
     Lachine, Quebec........................         77,820 (leased)



         Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 1999 for its specialty packaging business:

                                            Approximate Building Area
     Location                                      (square feet)
     --------                                      -------------

     Norwalk, CT............................         14,400 (leased)
     Broadview, IL..........................         85,000
     Woodstock, IL..........................        186,650 (leased)
     Evansville, IN.........................        188,000
     Richmond, IN...........................        462,000



         The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. All of the Company's U.S. facilities are subject to liens in favor of the banks under its U.S. bank credit agreement, and all of the Company's Canadian facilities are subject to liens in favor of the banks under the Company's Canadian bank credit agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock has been quoted on the Nasdaq National Market System since February 14, 1997 under the symbol SLGN. As of March 1, 1999, there were approximately 87 holders of record of the Common Stock. Holdings has never declared or paid cash dividends on its Common Stock. Holdings currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of Holdings' Board of Directors and will be dependent upon Holdings' consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by Holdings' Board of Directors. The Company's U.S. bank credit agreement and indentures for its 9% Senior Subordinated Debentures due 2009 (the "9%
Debentures") and 13-1/4% Subordinated Debentures due 2006 (the "Exchange Debentures") allow Holdings to pay dividends on its Common Stock up to specified limits. The following table sets forth the high and low closing sales prices of Holdings' Common Stock as reported by the Nasdaq National Market System for the periods indicated below.

                                                        High        Low
                                                        ----        ---
     1997
     ----
     First Quarter (beginning February 14, 1997)....  $26.000     $22.250
     Second Quarter.................................   38.750      24.750
     Third Quarter..................................   41.500      36.625
     Fourth Quarter.................................   40.000      28.750


                                                        High         Low
                                                        ----         ---
     1998
     ----
     First Quarter..................................  $35.750     $27.375
     Second Quarter.................................   36.000      28.000
     Third Quarter..................................   27.875      20.250
     Fourth Quarter.................................   28.000      20.000


Item 6.  Selected Financial Data

         Set forth below are selected historical consolidated financial data of the Company at December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended.

         The selected historical consolidated financial data of the Company at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 were derived from the historical consolidated financial statements of the Company for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of the Company at December 31, 1996, 1995, and 1994 and for the years ended December 31, 1995 and 1994 were derived from the historical audited consolidated financial statements of the Company for such periods.

         The selected historical consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                             Selected Financial Data

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                             1998(a)        1997         1996         1995(b)         1994
                                                             -------        ----         ----         -------         ----
                                                                     (Dollars in millions, except per share data)
Operating Data:
Net sales .............................................     $1,738.7      $1,511.4     $1,405.7      $1,101.9      $  861.4
Cost of goods sold ....................................      1,516.3       1,303.5      1,221.9         970.5         748.3
                                                            --------      --------     --------      --------      --------
Gross profit ..........................................        222.4         207.9        183.8         131.4         113.1
Selling, general and administrative expenses ..........         68.1          60.8         60.5          46.9          38.0
Non-cash stock option charge (c) ......................         --            22.5         --            --            --
Reduction in carrying value of assets (d) .............         --            --           --            14.7          16.7
                                                            --------      --------     --------      --------      --------
Income from operations ................................        154.3         124.6        123.3          69.8          58.4
Interest expense and other related financing costs ....         81.5          80.7         89.4          80.7          65.8
                                                            --------      --------     --------      --------      --------
Income (loss) before income taxes .....................         72.8          43.9         33.9         (10.9)         (7.4)
Income tax provision  (benefit) (e) ...................         26.9          (6.7)         3.3           5.1           5.6
                                                            --------      --------     --------      --------      --------
Income (loss) before extraordinary charges ............         45.9          50.6         30.6         (16.0)        (13.0)
Extraordinary charges relating to early
     extinguishment of debt ...........................         --            16.4          2.2           5.8          --
                                                            --------      --------     --------      --------      --------
Net income (loss) before preferred stock dividend
     requirement ......................................         45.9          34.2         28.4         (21.8)        (13.0)
Preferred stock dividend requirement ..................         --             3.2          3.0          --            --
                                                            --------      --------     --------      --------      --------
Net income (loss) applicable to  common shareholders...     $   45.9      $   31.0     $   25.4      $  (21.8)     $  (13.0)
                                                            ========      ========     ========      ========      ========
Basic earnings per common share:
   Income (loss) before extraordinary charges .........     $   2.41      $   2.75     $   1.75      $  (0.82)     $  (0.67)
   Extraordinary charges ..............................         --           (0.89)       (0.13)        (0.30)         --
   Preferred stock dividend requirement ...............         --           (0.18)       (0.17)         --            --
                                                            --------      --------     --------      --------      --------
    Net income (loss)  per common share ...............     $   2.41      $   1.68     $   1.45      $  (1.12)     $  (0.67)
                                                            ========      ========     ========      ========      ========
Diluted earnings per common share:
   Income (loss) before extraordinary charges .........     $   2.30      $   2.56     $   1.65      $  (0.82)     $  (0.67)
   Extraordinary charges ..............................         --           (0.83)       (0.12)        (0.30)         --
   Preferred stock dividend requirement ...............         --           (0.16)       (0.16)         --            --
                                                            --------      --------     --------      --------      --------
   Net income (loss) per diluted common share .........     $   2.30      $   1.57     $   1.37      $  (1.12)     $  (0.67)
                                                            ========      ========     ========      ========      ========
Selected Segment Data:
Net sales:
   Metal food container business ......................     $1,299.0      $1,134.5     $1,098.6      $  845.5      $  647.5
   Plastic container business .........................        310.9         263.3        216.4         219.6         204.3
   Specialty packaging business .......................        128.8         113.6         90.7          36.8           9.6
Income (loss) from operations (f):
   Metal food container business ......................        116.1         118.5         95.6          54.8          58.1
   Plastic container business .........................         38.0          28.5         18.4          13.2          (0.1)
   Specialty packaging business .......................          3.3           1.9         10.5           3.4           1.7

Other Data:
Adjusted EBITDA (g) ...................................     $  231.8      $  210.5     $  181.6      $  128.9      $  113.4
Capital expenditures ..................................         86.1          62.2         56.9          51.9          29.2
Depreciation and amortization (h) .....................         77.5          63.4         57.5          43.6          36.8
Cash flows provided by operating activities ...........        147.4         117.9        125.2         209.6          47.3
Cash flows used in investing activities ...............       (278.3)       (100.5)       (98.3)       (397.1)        (27.9)
Cash flows provided by (used in) financing activities..         82.0          35.3        (27.9)        186.9         (17.0)

Balance Sheet Data (at end of period):
Total assets ..........................................     $1,224.0      $1,050.6     $  913.5      $  900.0      $  504.3
Total debt ............................................        927.0         805.3        760.0         786.1         545.3
Redeemable preferred stock ............................         --            --           53.0          --            --
Deficiency in stockholders' equity ....................        (57.3)        (67.3)      (191.0)       (180.6)       (158.9)


                                                                                                     (footnotes follow)


                           Notes to Selected Financial Data

(a) On June 1, 1998, the Company acquired CS Can. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere in this Annual Report on Form 10-K.

(b) On August 1, 1995, the Company acquired AN Can. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's historical results from the acquisition date.

(c) In connection with Holdings' initial public offering of its Common Stock in February 1997 (the "IPO"), the Company recognized a non-cash charge of $22.5 million at the time of the IPO for the excess of the fair market value over the grant price of certain stock options, less $3.7 million previously accrued. See Note 12 to the Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere in this Annual Report on Form 10-K.

(d) Based upon a review of its depreciable assets, in 1995 and 1994 the Company determined that certain adjustments were necessary to properly reflect net realizable values. In 1995, the metal food container business recorded a write-down of $14.7 million for the excess of carrying value over estimated realizable value of machinery and equipment at existing facilities which had become underutilized due to excess capacity. In 1994, charges of $7.2 million and $9.5 million were recorded by the metal food container business and plastic container business, respectively, to write-down the excess carrying value over estimated realizable value of various plant facilities held for sale and for technologically obsolete and inoperable machinery and equipment.

(e) During 1997, the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income. Accordingly, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company recognized an income tax benefit for its recoverable net operating loss carryforward. See Note 10 to the Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere in this Annual Report on Form 10-K.

(f) Income (loss) from operations in the selected segment data includes charges incurred for the reduction in carrying value of certain assets for the metal food container business of $14.7 million and $7.2 million for the years ended December 31, 1995 and 1994, respectively, and for the plastic containers business of $9.5 million for the year ended December 31, 1994, as referred to in footnote (d) above. Income (loss) from operations in the selected segment data excludes the non-cash stock option charge of $22.5 million incurred as a result of the IPO, as referred to in footnote (c) above, and corporate expense.

(g) "Adjusted EBITDA" means consolidated net income before extraordinary charges and preferred stock dividends plus, to the extent reflected in the income statement for the applicable period, without duplication, consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back the reduction in carrying value of assets (which were $14.7 million and $16.7 million for the years ended December 31, 1995 and 1994, respectively) and certain other non-cash charges (which included a charge of $22.5 million incurred in 1997 in connection with the IPO as referred to in footnote (c) above and charges relating to the vesting of benefits under stock appreciation rights of $0.8 million for each of the years ended December 31, 1996 and 1995 and $1.5 million for the year ended December 31, 1994). The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it to be important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with Generally Accepted Accounting Principles ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of operations and consolidated statements of cash flows of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(h) Depreciation and amortization excludes amortization of debt financing costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to assist in an understanding of the Company's consolidated financial condition and results of operations for the three-year period ended December 31, 1998. The Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion and analysis.

General

         The Company is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household detergent and chemical products and
(iii) specialty packaging items used in the food and beverage industries, including steel caps and closures, aluminum roll-on closures, plastic bowls, plastic cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a pro forma unit sale market share for the year ended December 31, 1998 of 46% in the United States, a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. See "Business--General."

Revenue Growth

         The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses. The Company has increased its revenues and market share in the metal food container, plastic container and specialty packaging markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line.

         Management believes that certain industry trends exist which will enable the Company to continue to acquire attractive businesses in its existing markets. For example, during the past eleven years, the metal food container market has experienced significant consolidation due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Agrilink and, most recently, Campbell reflect this trend. During this period, the Company's overall share of the U.S. metal food container market more than quadrupled, from approximately 10% to approximately 46% in 1998 on a pro forma basis after giving effect to the acquisition of CS Can as if it had occurred on January 1, 1998. See "Business--General--Growth Strategy."

         The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $310.9 million in 1998 through strategic acquisitions and, to a lesser extent, through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment as evidenced by its recent acquisitions of Clearplass and Winn. See "Business--General--Growth Strategy."

         Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the Roll-on Closures and AN Can acquisitions, the Company expanded its specialty packaging business into aluminum roll-on closures, steel caps and closures and its licensed Omni plastic container. Management believes that certain trends in and characteristics of the North American consumer goods packaging industry will continue to generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Many of these segments are experiencing consolidation. See "Business--General--Growth Strategy."

Operating Strategy

         The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its increased purchasing volume and from the elimination of redundant selling and administrative functions, as well as from the investment of capital to upgrade the acquired facilities. See "Business--General--Growth Strategy--Enhance Profitability of Acquired Companies."

          Historically, the Company has been able to improve its operating margins through productivity and cost reduction opportunities provided by its acquisitions. Following an acquisition, the Company will initiate a systematic program, which usually will be implemented over a number of years, to optimize its manufacturing facilities. As a result, this improvement to operating margins generally has been realized over a number of years. See "--Capital Resources and Liquidity."

         In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Over the past five years, the Company has made $286.3 million in capital investments to improve its productivity, to reduce its manufacturing costs and to invest in new market opportunities.

         For the period from 1995 through 1997, the Company's operating margins (excluding the effect of non-cash charges) improved from 7.7% to 9.7% as a result of benefits realized from its plan to integrate AN Can and from the investment of capital for productivity improvements. In 1998, however, the Company's operating margins declined to 8.9% principally because the overall margin on sales to Campbell was less than the average margin for the Company's existing business.

          The Company operates in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. Further, the multi-year supply arrangements entered into by the Company's metal food container businss with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers, limit the Company's ability to increase its margins. The Company estimates that approximately 80% of its projected metal food container sales in 1999 will be pursuant to such arrangements. These multi-year supply arrangements generally provide, however, for the pass through of material and labor cost changes, thereby significantly reducing the exposure of the Company's results of operations to the volatility of these costs. See "Business--Raw Materials."

         Historically, the Company has been successful in continuing its multi-year supply arrangements with its customers, without any resulting material adverse effect on its financial condition or results of operations. There can be no assurance, however, that in the future the Company will retain these multi-year supply arrangements or, if the Company continues these arrangements, that they will be continued without any material adverse effect on its financial condition or results of operations. In November 1998, the Company and Del Monte agreed to extend the term of the DM Supply Agreement by three years until December 21, 2006 in return for certain price reductions which went into effect in 1999. The Company believes that these price reductions, while significant, will not have a material adverse effect on its financial condition or results of operations. See "--Financial Strategy."

          The Company believes that in 1999 the benefits to its operating margins realized from its cost reduction initiatives and capital investments are likely to offset the impact of the price reductions associated with the extension of the DM Supply Agreement and the lower average margin sales to Campbell.

         The Company's metal food container business sales and, to a lesser extent, operating income are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, the Company has historically experienced higher unit sales volume in the second and third quarters of its fiscal year and generated a disproportionate amount of its annual income from operations during these quarters. The Company believes that this seasonal impact will be mitigated somewhat by the acquisition of CS Can. Management believes that sales to Campbell generally will be highest in the first and fourth quarters due to the seasonal demand for soup products.

Financial Strategy

         The Company's financial strategy is to use leverage to support its growth and increase shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy.

         As the Company's revenues and operating income have increased and the Company's financial position has improved, the Company refinanced substantially all of its indebtedness in 1997 and 1996 with lower cost indebtedness and equity to further improve its cash flow and operating and financial flexibility. In addition to reducing the Company's borrowing costs and extending the maturities of its debt, the Company's refinancings improved its flexibility to engage in mergers and acquisitions, make capital expenditures, incur additional indebtedness, pay dividends, repurchase stock and refinance existing indebtedness. Furthermore, the Company's secured credit facilities provide it with revolving loan facilities of $550.0 million, which are available to the Company to provide for seasonal working capital needs and to pursue its growth strategy or for other permitted purposes. See "--Capital Resources and Liquidity." During 1998, the Company used $234.4 million of its revolving loan facilities to finance its acquisitions of Winn, CS Can and Clearplass and to repurchase approximately $43.4 million of its Common Stock.

          Even though the Company incurred additional indebtedness in 1998 to finance acquisitions and Common Stock repurchases, the Company's aggregate financing costs (interest expense and preferred stock dividend requirements) in 1998 declined approximately $2.5 million from 1997 and $10.9 million from 1996. These reductions reflected the benefit of the Company's 1997 and 1996 refinancings. See "--Capital Resources and Liquidity."

          To the extent the Company utilizes its revolving loan facilities for acquisitions, stock repurchases or other permitted purposes in future periods, its interest expense may increase. Further, since the Company's financial results are sensitive to changes in prevailing rates of interest, its interest expense may vary from period to period. The Company's revolving loan and term loan borrowings under its secured credit facilities bear interest at floating rates. After taking into account interest rate swap arrangements that the Company entered into to mitigate the effect of interest rate fluctuations, at December 31, 1998 the Company had $367.8 million of indebtedness which bore interest at floating rates. See "--Effect of Inflation and Interest Rate Fluctuations" and "Quantitative and Qualitative Disclosure About Market Risk--Interest Rate Risk."

         In light of the Company's strategy to use leverage to support its growth and optimize shareholder returns, the Company has incurred and will continue to incur significant interest expense. For 1998, the Company's aggregate financing costs were 52.8% of its income from operations as compared to 67.4% and 74.9% for 1997 and 1996, respectively. Due to the Company's significant interest expense, events such as price reductions given to customers in exchange for term extensions or other modifications to existing supply arrangements, as was agreed to with Del Monte for 1999, that are not material to the Company's income from operations could have a significant impact on its net income.

          In 1998, the Company acquired Winn, CS Can and Clearplass, and financed the entire purchase price for these acquisitions with revolving loan borrowings under its U.S. bank credit facility and with other indebtedness. These acquisitions were slightly accretive to the Company's 1998 earnings per share, as their operating income was largely offset by interest expense on the indebtedness used to finance them. Consistent with the Company's strategy to acquire businesses at reasonable cash flow multiples, management believes that the cash flow generated from these acquisitions will reduce the indebtedness used to finance them and the related interest expense. In addition, management believes that it will be able to enhance the profitability of these acquisitions through cost reduction opportunities and capital investment, although there can be no assurance that their profitability will be enhanced.

          To further enhance shareholder value, in 1998 the Company's Board of Directors authorized the repurchase by the Company of up to $60 million of its Common Stock. In 1998, the Company repurchased $43.4 million of its Common Stock (1,707,003 shares), and funded such repurchases with revolving loan borrowings from its US. bank credit facility. Because such repurchases occurred in the second half of 1998, they did not have a significant impact on the Company's earnings per share in 1998. In 1999, the Company expects that such repurchases will be accretive to the Company's earnings per share. See "--Capital Resources and Liquidity."

Results of Operations

         The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                     1998     1997     1996
                                                                     ----     ----     ----
Operating Data:
Net sales:
  Metal food container business ..................................   74.7%    75.1%    78.1%
  Plastic container business .....................................   17.9     17.4     15.4
  Specialty packaging business ...................................    7.4      7.5      6.5
                                                                    -----    -----    -----
     Total .......................................................  100.0    100.0    100.0
Cost of goods sold ...............................................   87.2     86.2     86.9
                                                                    -----    -----    -----
Gross Profit .....................................................   12.8     13.8     13.1
Selling, general and administrative expenses .....................    3.9      4.0      4.3
Non-cash stock option charge .....................................    --       1.5      --
                                                                    -----    -----    -----
Income from operations ...........................................    8.9      8.3      8.8
Interest expense and other related financing costs ...............    4.7      5.4      6.4
                                                                    -----    -----    -----
Income before income taxes .......................................    4.2      2.9      2.4
Income tax provision (benefit) ...................................    1.6     (0.5)     0.2
                                                                    -----    -----    -----
Income before extraordinary charges ..............................    2.6      3.4      2.2
Extraordinary charges relating to early extinguishment of debt ...    --       1.1      0.2
                                                                    -----    -----    -----
Net income before preferred stock dividend requirement ...........    2.6      2.3      2.0
Preferred stock dividend requirement .............................    --       0.2      0.2
                                                                    -----    -----    -----
Net income applicable to  common stockholders ....................    2.6%     2.1%     1.8%
                                                                    =====    =====    =====

         Summary historical results for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the calendar years ended December 31, 1998, 1997, and 1996 are provided below.


                                                    Year Ended December 31,
                                                    -----------------------
                                                 1998        1997        1996
                                                 ----        ----        ----

                                                    (Dollars in millions)

Net sales:
  Metal food container business ............   $1,299.0    $1,134.5    $1,098.6
  Plastic container business ...............      310.9       263.3       216.4
  Specialty packaging business .............      128.8       113.6        90.7
                                               --------    --------    --------
     Consolidated ..........................   $1,738.7    $1,511.4    $1,405.7
                                               ========    ========    ========

Income from operations:
  Metal food container business ............   $  116.1    $  118.5    $   95.6
  Plastic container business ...............       38.0        28.5        18.4
  Specialty packaging business .............        3.3         1.9        10.5
  Non-cash stock option charge(1) ..........       --         (22.5)       --
  Corporate expense ........................       (3.1)       (1.8)       (1.2)
                                               --------    --------    --------
     Consolidated ..........................   $  154.3    $  124.6    $  123.3
                                               ========    ========    ========
------------

(1) In connection with the IPO, the Company recognized a non-cash charge of $22.5 million for the excess of the fair market value over the grant price of stock options converted from stock option plans of Holdings' subsidiaries to Holdings' stock option plan at the time of the IPO. See
     Note 12 to the Company's Consolidated Financial Statements for the year ended December 31, 1998 included elsewhere in this Annual Report on Form 10-K.

Historical Year Ended December 31, 1998 Compared with Historical Year Ended December 31, 1997

         Net Sales. Consolidated net sales increased $227.3 million, or 15.0%, to $1,738.7 million for the year ended December 31, 1998, as compared to net sales of $1,511.4 million for the same period in 1997. This increase was principally a result of incremental sales from acquisitions.

         Net sales for the metal food container business were $1,299.0 million for the year ended December 31, 1998, an increase of $164.5 million, or 14.5%, from net sales of $1,134.5 million for the same period in 1997. This increase resulted principally from sales to Campbell under the Campbell Supply Agreement entered into in June 1998.

         Net sales for the plastic container business of $310.9 million during the year ended December 31, 1998 increased $47.6 million, or 18.1%, from net sales of $263.3 million for the same period in 1997. The increase in net sales was attributable to incremental sales added by its acquisitions of Winn and Clearplass in 1998 and Rexam Plastics in April 1997 and to higher unit volume from the existing business.

         Net sales for the specialty packaging business increased $15.2 million, or 13.4%, to $128.8 million during the year ended December 31, 1998, as compared to $113.6 million for the same period in 1997. This increase resulted from the inclusion of a full year of sales from Roll-on Closures which was acquired in April 1997, as well as an increase in sales to existing customers.

          Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.2% ($1,516.3 million) for the year ended December 31, 1998, an increase of 1.0 percentage point as compared to 86.2% ($1,303.5 million) for the same period in 1997. The decline in the gross profit margin was principally attributable to the effect of lower margin sales to Campbell and slightly lower margins realized by the existing metal food container business, offset in part by higher margins realized by the plastic container business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 3.9% ($68.2 million) for the year ended December 31, 1998, as compared to 4.0% ($60.8 million) for the year ended December 31, 1997. The improvement in selling, general and administrative expenses as a percentage of net sales principally related to increased revenues generated from the recent acquisitions without a commensurate increase in selling, general and administrative costs.

         Income from Operations. Income from operations as a percentage of consolidated net sales for the year ended December 31, 1998 improved to 8.9% ($154.3 million), as compared to 8.3% ($124.6 million) for 1997. However, after excluding the non-cash stock option charge of $22.5 million incurred in connection with the IPO, 1997 operating margins as percentage of net sales would have been 9.7%. The decline in operating margins in 1998 as compared to 1997, as adjusted to exclude the IPO charge, was principally attributable to lower margins realized by the metal food container business, offset in part by the improved operating performance of the plastic container business.

         At the time of the IPO in February 1997, stock options issued under the stock option plans of Holdings' subsidiaries were converted to stock options of Holdings. In accordance with generally accepted accounting principles, the Company recorded a charge of $22.5 million for the excess of the fair market value of the stock options issued under the subsidiary stock option plans over the grant price of the options. The Company does not expect to recognize any future charges for these stock options.

         Income from operations as a percentage of net sales for the metal food container business decreased 1.5 percentage points to 8.9% ($116.1 million) for the year ended December 31, 1998, as compared to 10.4% ($118.5 million) for the same period in 1997. The decrease in income from operations as a percentage of net sales for the metal food container business principally resulted from lower margin sales to Campbell, an increase in depreciation expense, and price reductions provided to certain metal food container customers in exchange for contract extensions, and was offset in part by the benefit of plant rationalizations realized from the AN Can acquisition.

         Income from operations as a percentage of net sales for the plastic container business improved 1.4 percentage points to 12.2% ($38.0 million) for the year ended December 31, 1998, as compared to 10.8% ($28.5 million) for the same period in 1997. The improvement in the operating performance of the plastic container business was principally attributable to an increase in unit sales to existing customers, resulting in slightly lower per unit production costs.

          Income from operations as a percentage of net sales for the specialty packaging business improved 1.0 percentage point to 2.6% ($3.3 million) for the year ended December 31, 1998, as compared to 1.6% ($1.9 million) for the same period in 1997. Income from operations as a percentage of net sales for the specialty packaging business improved in 1998 as compared to 1997 despite an increase in new product development expenditures of $1.0 million to $2.7 million during the year.

         Interest Expense. Interest expense increased $0.8 million to $81.5 million for the year ended December 31, 1998, as compared to $80.7 million in 1997. The increase in interest expense during 1998 was a result of the incurrence of additional indebtedness to finance acquisitions and the repurchase of Common Stock, offset in part by lower average borrowing rates. During 1998, the Company recognized the full year benefit of its 1997 refinancings and benefited from slightly lower bank borrowing rates as compared to 1997.

         Income Taxes. The provision for income taxes of $26.9 million for the year ended December 31, 1998 was recorded at an effective rate of 37%. For the year ended December 31, 1997, the Company recorded an income tax benefit of $6.7 million, which was realized through the release of the Company's valuation allowance and was partially offset by a provision for income taxes recorded at an effective tax rate of 38%. During 1997, the Company determined that it was more likely than not that future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income, and therefore recognized an income tax benefit of $27.4 million.

          Net Income and Earnings per Share. As a result of the matters discussed above, net income for the year ended December 31, 1998 was $45.9 million, or $2.30 per diluted share, compared with $31.0 million, or $1.57 per diluted share, for the year ended December 31, 1997. During 1997, the Company incurred an extraordinary charge of $16.4 million, net of taxes, or $0.83 per diluted share, for the write-off of unamortized debt financing costs and premiums associated with the early redemption of the Company's 13-1/4% Senior
Discount Debentures due 2002 (the "Discount Debentures") and 11-3/4% Senior Subordinated Notes due 2002 (the "11-3/4% Notes") and the refinancing of the Company's previous U.S. bank credit agreement. Before the extraordinary charge and the preferred stock dividend requirement, earnings per diluted share were $2.56 in 1997.

         The Company estimates that 1997 earnings would have been $38.6 million, or $1.96 per diluted share, if unusual items for the non-cash stock option charge and the extraordinary charges incurred in connection with the refinancing of the Company's debt obligations had been excluded from earnings and if earnings for such period had been calculated using the effective tax rate for the year ended December 31, 1998.

Historical Year Ended December 31, 1997 Compared with Historical Year Ended December 31, 1996

         Net Sales. Consolidated net sales increased $105.7 million, or 7.5%, to $1,511.4 million for the year ended December 31, 1997, as compared to net sales of $1,405.7 million for the same period in 1996. This increase resulted primarily from additional sales generated by the Company's acquisitions in 1997 and its acquisition of Finger Lakes, which occurred in October 1996.

         Net sales for the metal food container business were $1,134.5 million for the year ended December 31, 1997, an increase of $35.9 million, or 3.3%, from net sales of $1,098.6 million for the same period in 1996. This increase resulted principally from sales generated through the acquisition of Finger Lakes.

         Net sales for the plastic container business of $263.3 million during the year ended December 31, 1997 increased $46.9 million, or 21.7%, from net sales of $216.4 million for the same period in 1996. The increase in net sales was attributable to incremental sales generated by Rexam Plastics, which was acquired in April 1997, and significantly higher volume from the existing business.

         Net sales for the specialty packaging business increased $22.9 million, or 25.2%, to $113.6 million during the year ended December 31, 1997, as compared to $90.7 million for the same period in 1996. This increase resulted from additional revenues generated by Roll-on Closures which was acquired in April 1997, and was partially offset by lower unit sales to existing specialty customers.

         Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.2% ($1,303.5 million) for the year ended December 31, 1997, an improvement of 0.7 percentage points as compared to 86.9% ($1,221.9 million) for the same period in 1996. The improvement in the gross profit margin was principally attributable to improved operating efficiencies achieved as a result of benefits realized from the consolidation and integration of the AN Can facilities, higher production volumes of the plastic container business and capital investment, partially offset by the impact of competitive pricing pressure on both the metal food container and the specialty packaging businesses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 4.0% ($60.8 million) for the year ended December 31, 1997, as compared to 4.3% ($60.5 million) for the year ended December 31, 1996. This decrease in selling, general and administrative expenses as a percentage of net sales principally related to increased revenues generated from acquisitions without a commensurate increase in selling, general and administrative costs and the expected lower administrative expenses realized as a result of the completion of the integration of the administrative functions of AN Can with the Company.

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

         Income from operations as a percentage of net sales for the metal food container business improved 1.7 percentage points to 10.4% ($118.5 million) for the year ended December 31, 1997, as compared to 8.7% ($95.6 million) for the same period in 1996. The increase in income from operations as a percentage of net sales for the metal food container business principally resulted from improved operating efficiencies realized from plant consolidations, the benefit of cost reductions provided by the Company's capital investment program and a normalized production schedule in 1997 as compared to the negative impact of a planned inventory reduction in 1996, offset in part by the impact of competitive pricing pressure.

         Income from operations as a percentage of net sales for the plastic container business improved 2.3 percentage points to 10.8% ($28.5 million) for the year ended December 31, 1997, as compared to 8.5% ($18.4 million) for the same period in 1996. The improvement in the operating performance of the plastic container business was principally attributable to both increased sales and production volumes, which resulted in lower per unit manufacturing costs, and continued manufacturing efficiencies due to capital investment benefits.

         Income from operations as a percentage of net sales for the specialty packaging business decreased 10.0 percentage points to 1.6% ($1.9 million) for the year ended December 31, 1997, as compared to 11.6% ($10.5 million) for the same period in 1996. The decrease in income from operations as a percentage of net sales for the specialty packaging business related to a change in the mix of products sold, higher selling, general and administrative expenses, the acquisition of Roll-on Closures in April 1997 which operates at lower average margins, an increase in costs associated with the development of new proprietary closure technology, and competitive pricing pressure.

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

         Diluted earnings per share before extraordinary charges and preferred stock dividend requirements for 1997 were $2.56, as compared with $1.65 for 1996. The Company estimates that 1997 earnings before the preferred stock dividend requirement would have been $41.2 million, or $2.09 per diluted share, as compared to $21.0 million, or $1.13 per diluted share, for 1996, if unusual items for the non-cash stock option charge and the extraordinary charges incurred in connection with the refinancing of the Company's debt obligations had been excluded from earnings and if the provision for income taxes had been calculated assuming an effective rate of 38%.

         During 1997, the Company incurred an extraordinary charge of $16.4 million, net of tax, or $0.83 per diluted share, for the write-off of unamortized debt costs and premiums paid associated with the early redemption of the Company's debt obligations refinanced in 1997. In 1996, the Company incurred an extraordinary charge of $2.2 million, net of tax, or $0.12 per diluted share, for the write-off of unamortized deferred financing costs.

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

         During 1997 and 1996, the Company refinanced substantially all of its indebtedness with lower cost indebtedness and equity to further improve its cash flow and operating and financial flexibility. As a result, the Company refinanced all of its Discount Debentures and 11-3/4% Notes and its higher cost bank facility with (i) proceeds received from the IPO, (ii) the Company's 9% Debentures, (iii) the Company's Exchange Debentures, and (iv) a lower cost bank facility.

         In July 1997, the Company completed the refinancing of its existing bank facility by entering into a new U.S. senior secured credit facility. This new credit facility provided the Company with a total senior secured credit facility of $1.0 billion, which included $450.0 million of term loans and a revolving loan facility of $550.0 million. Revolving loans are available to the Company for its working capital and general corporate purposes (including acquisitions and stock repurchases). In addition, the Company may request to borrow up to an additional $200.0 million of revolving loans from one or more of the lenders under the U.S. senior secured credit facility. The new U.S. senior secured credit facility (i) lowered the interest rates on the Company's senior secured borrowings, (ii) extended the maturities of the Company's A term loans and revolving loans thereunder to December 31, 2003 and B term loans thereunder to June 30, 2005, and (iii) changed certain covenants to further improve the Company's operating and financial flexibility, including changes to provide more flexibility to engage in mergers and acquisitions, make capital expenditures, incur indebtedness, pay dividends, repurchase stock, and refinance existing indebtedness.

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

         In 1998, cash generated from operations of $147.4 million, net borrowings of revolving loans of $135.9 million under the Company's U.S. senior secured credit facility, $4.2 million of borrowings under the Company's Canadian credit facility, $3.0 million of other borrowings related to the acquisition of CS Can, $2.3 million of proceeds from employee stock option exercises, $1.8 million of proceeds from asset sales, and $49.0 million of cash balances were used to fund capital expenditures of $86.1 million, the acquisitions of Winn, CS Can and Clearplass for an aggregate amount of $194.0 million, the repurchase of Common Stock for $43.4 million, and the repayment of $20.1 million of bank term loans.

       During 1997, in implementing its refinancing strategy, the Company used proceeds of $67.2 million from the IPO, proceeds of $300.0 million from the issuance of the 9% Debentures, along with borrowings of $75.0 million under the previous credit agreement, $450.0 million of term loans under the new U.S. senior secured credit facility and $14.3 million of term loans under the Canadian credit facility to redeem the remaining principal amount ($59.0 million) of the Discount Debentures, refinance $613.3 million of term loans under the previous credit agreement, redeem the 11-3/4% Notes for $142.9 million ($135.0 million principal amount), repay $14.3 million of term loans under the U.S. senior secured credit facility, and pay fees and expenses related to such refinancings of $13.0 million.

         For the year ended December 31, 1997, the Company used excess proceeds of $64.0 million realized from the refinancings referred to above and cash provided by operations of $117.9 million to repay $1.0 million principal amount of term loans and $27.8 million of revolving loans under the previous credit agreement, make capital expenditures of $57.6 million (net of asset sales), fund the acquisitions of Roll-on Closures and Rexam Plastics for $42.8 million, and increase its cash balance by $52.7 million.

         During 1996, cash generated from operations of $125.2 million, borrowings of $125.0 million of term loans under the previous credit agreement, net proceeds of $47.8 million from the sale by Holdings of its preferred stock (which has subsequently been exchanged for the Exchange Debentures), net borrowings of revolving loans under the previous credit agreement of $20.7 million, proceeds of $1.6 million from the sale of assets, and $1.1 million of cash balances were used to fund capital expenditures of $56.9 million, the purchase of Finger Lakes for $29.9 million and the purchase of AN Can's St. Louis facility for $13.1 million, the redemption of $154.4 million of Discount Debentures, the repayment of $29.5 million of term loans under the previous credit agreement, the payment of $1.8 million of financing costs associated with the borrowing of additional term loans under the previous credit agreement, and the purchase for $35.8 million of Holdings' Class B common stock held by Mellon Bank N.A., as trustee for First Plaza Group Trust.

         Because the Company sells metal containers used in fruit and vegetable pack processing, it has seasonal sales. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short term indebtedness to finance its working capital requirements.

         The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its Common Stock. For 1999, the Company estimates that at its peak it will utilize approximately $175-$185 million of its revolving loan facilities for seasonal working capital needs. As a result, after taking into account outstanding revolving loans of $135.9 million at December 31, 1998, the Company estimates that approximately $225-$235 million of its revolving loan facilities is available to it in 1999 for acquisitions, repurchases of Common Stock and other permitted purposes.

         The Company financed its 1998 acquisitions of Winn, CS Can and Clearplass through the revolving loan facility under its U.S. senior secured credit facility. See "Business--Recent Developments." Revolving loan borrowings under the U.S. senior secured credit facility will be due and payable on December 31, 2003. As of December 31, 1998, there were $135.9 million of outstanding revolving loans under the U.S. senior secured credit facility, and, after taking into account outstanding letters of credit, the unused portion of the revolving loan facility under the U.S. senior secured credit facility at such date was $399.2 million.

         The Company also financed repurchases of its Common Stock in 1998 with revolving loans from its U.S. senior secured credit facility. During 1998, the Company's Board of Directors authorized the repurchase by the Company of up to

$60 million of its Common Stock. Since July 1998, the Company has repurchased 2,277,003 shares of its Common Stock (including 570,000 shares repurchased in late March 1999)for an aggregate cost of approximately $54.1 million. The Company intends to finance any future repurchases with revolving loans from its U.S. senior secured credit facility.

         In addition to its operating cash needs, the Company believes its cash requirements over the next several years (without taking into account the effect of future acquisitions) will consist primarily of (i) annual capital expenditures of $80 to $85 million, (ii) annual principal amortization payments of bank term loans under its senior secured credit facilities beginning in 1999 of approximately $36.1 million, $39.2 million, $44.5 million, $60.5 million and $207.0 million, (iii) expected total expenditures of approximately $24.7 million over the next few years associated with plant rationalizations, employee severance and workforce reductions and other plant exit costs, (iv) the Company's interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements and acquisitions) and bank term loans under its senior secured credit facilities, most of which bear fluctuating rates of interest, the 9% Debentures and the Exchange Debentures (for which the Company intends to make future interest payments in cash), and (v) payments of approximately $18.0 million for federal and state tax liabilities in 1999, which will increase annually thereafter.

          As part of its plan to integrate and rationalize the acquired operations of AN Can, the Company established a liability of $49.5 million. The Company's plan consists primarily of closing or downsizing certain manufacturing plants and integrating the selling, general and administrative functions of the former AN Can operations with those of the Company. The Company established reserves for planned costs, which included approximately $22.6 million related to employee severance and relocation costs, $3.5 million related to administrative workforce reductions and $23.4 million related to plant exit costs and other acquisition liabilities. Since its acquisition of AN Can in August 1995, the Company incurred expenditures of $0.9 million in 1995, $6.5 million in 1996, $5.8 million in 1997 and $18.2 million in 1998, of which an aggregate of $12.4 million related to administrative workforce reductions and employee severance and relocation costs and $19.0 million related to plant exit costs and other acquisition liabilities. The timing of these plant rationalizations and other restructuring items has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company in its acquisition of AN Can and complexities associated with moving production to other facilities and qualifying such facilities with customers to meet FDA and such customers' requirements. Accordingly, these costs will principally be incurred through 2000.

         In connection with its 1998 acquisitions of CS Can, Clearplass and Winn, the Company has developed plans to integrate these businesses into its operations by rationalizing certain of the acquired plant operations. Pursuant to these plans, the Company has accrued liabilities of $6.5 million, of which $5.7 million relates to plant exit costs and other acquisition liabilities and $0.8 million relates to employee severance and relocation costs. During 1998, in connection with these plans the Company incurred $0.6 million for plant exit costs and other acquisition costs and $0.3 million for employee severance costs. The timing of these rationalization activities is dependent upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. The Company expects that principally all actions under these plans will be completed by the end of 2000.

         Management believes that cash generated by operations and funds from the revolving loans available under the Company's secured credit facilities will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. The Company is also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market, and will likely incur additional indebtedness, including indebtedness under its U.S. revolving loan facility, to finance any such acquisition.

         The Company's secured credit facilities and the indentures with respect to the 9% Debentures and the Exchange Debentures contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 1999 with all such covenants.

Effect of Inflation and Interest Rate Fluctuations

         Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "Business--Raw Materials" and "--Sales and Marketing."

         Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1998, the Company had $927.0 million of indebtedness outstanding, of which $367.8 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest was exchanged for fixed rates of interest based on the three month LIBOR rate, which rate ranges from 5.6% to 6.2%. The notional principal amounts of these agreements totaled $200.0 million, of which $100.0 million matures in the first quarter of 1999 and the remainder matures in the last quarter of 1999. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility. See "Quantitative and Qualitative Disclosure About Market Risk--Interest Rate Risk."

New Accounting Pronouncements

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components. The adoption of this pronouncement had no impact on the Company's results of operations or stockholders' equity. SFAS No. 131 establishes standards for the reporting of information relating to operating segments. In accordance with SFAS No. 131, the Company has revised its reporting to separate its specialty packaging business from its metal food container business. SFAS No. 132 revises financial statement disclosures regarding pension and postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company has restated and reclassified prior years' financial statements and disclosures to conform with these pronouncements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. As required, the Company will adopt SFAS No. 133 in 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

Year 2000 Issues

         Since 1997, the Company has been in the process of reviewing its computer and operational systems to identify and determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" issue. The Year 2000 issue arises because many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and, as a result, may be unable to process accurately certain data before, during or after the year 2000. The Year 2000 issue presents several risks to the Company, such as (i) the Company's internal systems may not function properly, (ii) suppliers' computer and operational systems may not function properly and, consequently, deliveries of materials and supplies may be delayed, (iii) customers' computer and operational systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and (iv) the Company's banks' computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds, transfers and payments. Such a disruption at any point in the Company's supply, manufacturing, processing, distribution or financial chains could have a material adverse effect on the Company's financial condition and results of operations.

         As a manufacturer of consumer goods packaging products, the products manufactured and sold by the Company are unaffected by Year 2000 issues since they contain no microprocessors or similar electronic components.

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

         Based upon its identification and assessment efforts to date, the Company has initiated modifications to its internal computing infrastructure, business applications and shop-floor systems. These systems are being renovated or replaced as necessary to assure Year 2000 compliance. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999, prior to any currently anticipated impact on its computer equipment and software and shop-floor systems. The Company estimates that as of December 31, 1998 it has completed approximately 75-80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software and shop-floor systems. The remaining initiatives are in process and expected to be completed before or about June 30, 1999.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will approximate $2.0 to $3.0 million, which expenditures will be funded from operating cash flows. As of December 31, 1998, the Company had incurred costs of approximately $1.6 million related to the Year 2000 issue. Principally all of these costs relate to analysis, repair, upgrade or replacement of existing software.

         The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company's vendor and supplier base is currently being surveyed through questionnaires. Widespread disruption of certain utilities such as electricity would result in a temporary closure of affected facilities and potential damage to production equipment.

         The Company is engaging in a Year 2000 business contingency planning process that will identify and evaluate potential worst case business disruption scenarios. Such plans may include securing alternate sources of supply, stockpiling raw materials, increasing inventory levels, adjusting facility shut-down and start-up schedules and other appropriate measures. The contingency plans and related cost estimates will be refined as additional information becomes available.

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

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, unanticipated Year 2000 noncompliance by suppliers and/or customers, and similar uncertainties.

Forward Looking Statements

         Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report on Form 10-K which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of operations or financial condition of the Company to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, the ability of the Company to effect cost reduction initiatives and realize benefits from capital investments; the ability of the Company to locate or acquire suitable acquisition candidates on acceptable terms; the Company's ability to assimilate the operations of its acquired businesses into its existing operations; the Company's ability to generate free cash flow to invest in its business and service its indebtedness; limitations and restrictions contained in the Company's instruments and agreements governing its indebtedness; the ability of the Company to retain sales with its major customers; the size and quality of the vegetable, tomato and fruit harvests in the midwest and west regions of the United States; changes in the pricing and availability to the Company of raw materials or the Company's ability generally to pass raw material price increases through to its customers; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices; changes in general economic conditions, such as fluctuations in interest rates; changes in labor relations and costs; and other factors described elsewhere in this Annual Report on Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian operations. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

         The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. Notes 6 and 7 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K outline the principal amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Inflation and Interest Rate Fluctuations."

          Based on the average outstanding amount of variable rate indebtedness of the Company in 1998, a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's 1998 interest expense by an aggregate of approximately $4.4 million, after giving effect to the Company's interest rate swap agreements.

Foreign Currency Exchange Rate Risk

         The Company does not conduct a significant portion of its manufacturing or sales activity in foreign markets. Presently, the Company's only foreign activities are conducted in Canada. The Company's reported financial results could be affected, however, by factors such as changes in foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. Since the Company does not have significant foreign operations, the Company does not believe it is necessary to enter into any derivative financial instruments to reduce its exposure to foreign currency exchange rate risk.

         Because the Company's Canadian subsidiary operates within its local economic environment, the Company believes it is appropriate to finance such operation with local currency borrowings. In determining the amount of such borrowings, the Company evaluates the operation's short and long-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. This strategy mitigates the risk of reported losses or gains in the event that the Canadian currency strengthens or weakens against the U.S. dollar. Furthermore, the Company's Canadian operating profit is used to repay its local borrowings or is reinvested in Canada, and is not expected to be remitted to the Company or invested elsewhere. As a result, it is not necessary for the Company to mitigate the economic effects of currency rate fluctuations on its Canadian earnings.

Item 8.  Financial Statements and Supplementary Data.

         See Item 14 below for a listing of financial statements and schedules included therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 in the sections entitled "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Executive Officers of Holdings

         The following table sets forth certain information (ages as of December 31, 1998) concerning the executive officers of Holdings.



Name                              Age Position
----                              --- --------
R. Philip Silver ...............  56  Chairman of the Board and Co-Chief
                                        Executive Officer
D. Greg Horrigan ...............  55  President and Co-Chief Executive Officer
Harley Rankin, Jr ..............  59  Executive Vice President, Chief Financial
                                        Officer and Treasurer
Frank W. Hogan, III ............  38  Vice President, General Counsel and
                                        Secretary
Glenn A. Paulson ...............  55  Vice President--Corporate Development
Harold J. Rodriguez, Jr ........  43  Vice President, Controller and Assistant
                                        Treasurer

Executive Officers of Containers

     The following table sets forth certain information (ages as of December 31, 1998) concerning the executive officers of Containers.

Name                              Age Position
----                              --- --------
James D. Beam ..................  55  President
Gary M. Hughes .................  56  Executive Vice President
Gerald T. Wojdon ...............  62  Executive Vice President
Joseph A. Heaney ...............  45  Vice President--Finance
Ward B. Thompson ...............  50  Vice President--Sales and Marketing
John Wilbert ...................  40  Vice President--Operations

Executive Officers of Plastics

     The following table sets forth certain information (ages as of December 31, 1998) concerning the executive officers of Plastics.

Name                              Age Position
----                              --- --------
Russell F. Gervais .............  55  President
Howard H. Cole .................  53  Vice President
Colleen J. Jones ...............  38  Vice President--Finance
Alan H. Koblin .................  46  Vice President--Sales & Marketing
Charles Minarik ................  61  Vice President--Operations and Commercial
                                        Development

     Mr. Silver has been Chairman of the Board and Co-Chief Executive Officer of Holdings since March 1994. Mr. Silver is one of the founders of the Company and was formerly President of Holdings. Mr. Silver has been a Director of Holdings since its inception. Mr. Silver has been a Director of Containers since its inception in August 1987 and Vice President of Containers since May 1995. Mr. Silver has been a Director of Plastics since its inception in August 1987 and Chairman of the Board of Plastics since March 1994. Prior to founding the Company in 1987, Mr. Silver was a consultant to the packaging industry. Mr. Silver was President of Continental Can Company from June 1983 to August 1986. Mr. Silver is a Director of Johnstown America Industries, Inc.

     Mr. Horrigan has been President and Co-Chief Executive Officer of Holdings since March 1994. Mr. Horrigan is one of the founders of the Company and was formerly Chairman of the Board of Holdings. Mr. Horrigan has been a Director of Holdings since its inception. Mr. Horrigan has been Chairman of the Board of Containers and a Director of Plastics since their inception in August 1987. Mr. Horrigan was Executive Vice President and Operating Officer of Continental Can Company from 1984 to 1987.

     Mr. Rankin has been Executive Vice President and Chief ffFinancial Officer of Holdings since its inception and Treasurer of Holdings since January 1992. Mr. Rankin has been Vice President of Containers and Plastics since January 1991 and May 1991, respectively, and was Treasurer of Plastics from January 1994 to December 1994. Prior to joining the Company, Mr. Rankin was Senior Vice President and Chief Financial Officer of Armtek Corporation. Mr. Rankin was Vice President and Chief Financial Officer of Continental Can Company from November 1984 to August 1986.

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

     Mr. Paulson has been Vice President--Corporate Development of Holdings since January 1996. Mr. Paulson has also been Vice President of Containers since January 1999. Mr. Paulson was employed by Containers to manage the transition of AN Can from August 1995 to December 1995. From January 1989 to July 1995, Mr. Paulson was employed by ANC, last serving as Senior Vice President and General Manager, Food Metal and Specialty, North America. Prior to his employment with ANC, Mr. Paulson was President of the beverage packaging operations of Continental Can Company.

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

     Mr. Wilbert has been Vice President--Operations of Containers since January 1998. From October 1992 to January 1998, Mr. Wilbert was Area Manager of Operations of Containers. Prior to 1992, Mr. Wilbert was employed by Containers in various positions.

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

     Ms. Jones has been Vice President--Finance of Plastics since December 1994 and Assistant Secretary of Plastics since November 1993. From November 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to November 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.

     Mr. Koblin has been Vice President--Sales & Marketing of Plastics since December 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

     Mr. Minarik has been Vice President--Operations and Commercial Development of Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 in the section entitled "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 in the section entitled "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                       PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

Report of Independent Auditors..............................................................    F-1

Consolidated Balance Sheets at December 31, 1998 and 1997...................................    F-2

Consolidated Statements of Operations for the years ended December 31, 1998, 1997
     and 1996...............................................................................    F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996.......................................................    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
     and 1996...............................................................................    F-5

Notes to Consolidated Financial Statements..................................................    F-7


Schedules:

I.  Condensed Financial Information of Silgan Holdings Inc.:
         Condensed Balance Sheets at December 31, 1998 and 1997.............................    F-43

         Condensed Statements of Operations for the years ended December 31, 1998,
                  1997 and 1996.............................................................    F-44

         Condensed Statements of Cash Flows for the years ended December 31, 1998,
                  1997 and 1996.............................................................    F-45

         Notes to Condensed Financial Statements............................................    F-46


II. Schedules of Valuation and Qualifying Accounts for the years ended
                December 31, 1998, 1997 and 1996............................................    F-48

All other financial statements and schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit
Number                                    Description
------                                    -----------

     3.1 Restated Certificate of Incorporation of Holdings(incorporated by reference to Exhibit 3.1 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

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

     4.5 Form of Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.10 filed with Holdings' Registration Statement on Form S-4, dated July 8, 1997, RegistrationStatement No. 333-30881).

    10.1          Stockholders  Agreement,  dated as of December 21, 1993, among
                  R. Philip Silver, D. Greg Horrigan, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation, First Plaza Group Trust and Holdings (incorporated by reference to Exhibit 3 filed with Holdings' Current Report on Form 8-K, dated March 25, 1994, Commission File No. 33-28409).

    10.2 Amendment to Stockholders Agreement, dated as of February 14, 1997, among R. Philip Silver, D. Greg Horrigan, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation, and Holdings (incorporated by reference to
                  Exhibit 10.42 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

Exhibit
Number                                    Description
------                                    -----------

   +10.3 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Holdings (incorporated by reference to Exhibit 10.25 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   +10.4 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Containers (incorporated by reference to Exhibit 10.26 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   +10.5 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Plastics (incorporated by reference to Exhibit 10.27 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

    10.6 Credit Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries, various banks, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 99.1 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

    10.7 Security Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries of any of them and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

    10.8 Pledge Agreement dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation), as Pledgors, in favor of Bankers Trust Company, as Collateral Agent and as Pledgee (incorporated by reference to Exhibit 99.3 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

    10.9 Borrowers/Subsidiaries Guaranty, dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation) (incorporated by reference to Exhibit 99.4 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

Exhibit
Number                                    Description
------                                    -----------


    10.10 Purchase Agreement, dated as of September 3, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

    10.11 Amendment to Purchase Agreement, dated as of December 10, 1993, between Containers and Del Monte (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K, dated January 5, 1994, Commission File No. 33-28409).

    10.12 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

    10.13 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Containers (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117.)

    10.14 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan Corporation, Containers, Plastics, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

    10.15 Placement Agreement between Silgan Corporation and Morgan Stanley & Co. Incorporated, dated June 3, 1997 (incorporated by reference to Exhibit 99.1 filed with Holdings' Current Report on Form 8-K dated June 9, 1997, Commission File No. 000-22117).

   +10.16 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

   +10.17 Amended and Restated Employment Agreement, dated as of June 18, 1987, between Gerald Wojdon and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1998, Registration Statement No. 33-18719)

   +10.18 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

Exhibit
Number                                    Description
-------                                   -----------

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

   +10.21 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31,1996, Commission File No. 000-22117).

   +10.22 Form of Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   *12 Computations of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 1998, 1997 and 1996.

   *21            Subsidiaries of the Registrant.

   *23            Consent of Ernst & Young LLP.

   *27            Financial Data Schedule for the fiscal year ended December 31,
                  1998.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1998.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SILGAN HOLDINGS INC.



Date:  March 24, 1999                      By     /s/ R. Philip Silver
                                                  --------------------
                                                  R. Philip Silver
                                                  Chairman of the Board and
                                                  Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----

                              Chairman of the Board and
                              Co-Chief Executive Officer
/s/ R. Philip Silver         (Principal Executive Officer)       March 24, 1999
--------------------
(R. Philip Silver)

                            President, Co-Chief Executive
/s/ D. Greg Horrigan            Officer and Director             March 24, 1999
--------------------
(D. Greg Horrigan)


/s/ Leigh J. Abramson                Director                    March 24, 1999
--------------------
(Leigh J. Abramson)


/s/ Thomas M. Begel                  Director                    March 24, 1999
--------------------
(Thomas M. Begel)


/s/ Jeffrey C. Crowe                 Director                    March 24, 1999
--------------------
(Jeffrey C. Crowe)


/s/ Michael M. Janson                Director                    March 24, 1999
---------------------
(Michael M. Janson)

                           Executive Vice President, Chief
                           Financial Officer and Treasurer
/s/ Harley Rankin, Jr.      (Principal Financial Officer)        March 24, 1999
---------------------
(Harley Rankin, Jr.)

                            Vice President, Controller and
                                 Assistant Treasurer
/s/ Harold J. Rodriguez, Jr. (Principal Accounting Officer)      March 24, 1999
-------------------------
(Harold J. Rodriguez, Jr.)

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Silgan Holdings Inc.



         We have audited the accompanying consolidated financial statements and schedules of Silgan Holdings Inc. as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                         /s/ Ernst & Young LLP

Stamford, Connecticut
January 25, 1999

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                                              1998           1997
                                                              ----           ----
Assets
Current assets:
  Cash and cash equivalents .........................    $    4,753      $   53,718
  Accounts receivable, less allowances for
   doubtful accounts of $3,325 and $3,415,
   respectively .....................................       134,004         125,837
  Inventories .......................................       250,085         209,963
  Prepaid expenses and other current assets .........         9,880           9,997
                                                         ----------      ----------
     Total current assets ...........................       398,722         399,515

Property, plant and equipment, net ..................       671,466         531,765
Goodwill, net .......................................       109,182          66,895
Deferred tax asset ..................................        15,902          32,024
Other non-current assets ............................        28,773          20,368
                                                         ----------      ----------
                                                         $1,224,045      $1,050,567
                                                         ==========      ==========
Liabilities and Deficiency in Stockholders' Equity
Current liabilities:
  Trade accounts payable ............................    $  184,543      $  142,281
  Accrued payroll and related costs .................        45,566          40,621
  Accrued interest payable ..........................        10,357          10,939
  Accrued expenses and other current liabilities.....        23,220          20,871
  Current portion of long-term debt .................        36,065          20,218
                                                         ----------      ----------
     Total current liabilities ......................       299,751         234,930

Long-term debt ......................................       890,976         785,036
Other long-term liabilities .........................        90,626          97,849

Deficiency in stockholders' equity:
  Common stock ($0.01 par value per share;
   100,000,000 shares authorized, 19,939,914
   and 18,862,834 shares issued and 18,256,411
   and 18,862,834 shares outstanding, respectively)..           199             189
  Additional paid-in capital ........................       117,911         110,935
  Accumulated deficit ...............................      (131,940)       (177,864)
  Accumulated other comprehensive loss ..............          (723)           (508)
  Treasury stock at cost, 1,683,503 shares
   in 1998 ..........................................       (42,755)           --
                                                         ----------      ----------
     Total deficiency in stockholders' equity .......       (57,308)        (67,248)
                                                         ----------      ----------
                                                         $1,224,045      $1,050,567
                                                         ==========      ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                1998           1997            1996
                                                ----           ----            ----
Net sales ..............................    $1,738,715    $1,511,370     $1,405,742

Cost of goods sold .....................     1,516,292     1,303,463      1,221,941
                                            ----------    ----------     ----------
  Gross profit .........................       222,423       207,907        183,801

Selling, general and administrative
   expenses ............................        68,159        60,826         60,511

Non-cash stock option charge ...........          --          22,522         --
                                            ----------    ----------     ----------
  Income from operations ...............       154,264       124,559        123,290

Interest expense and other related
   financing costs .....................        81,456        80,693         89,353
                                            ----------    ----------     ----------
  Income before income taxes ...........        72,808        43,866         33,937

Income tax provision (benefit) .........        26,884        (6,700)         3,300
                                            ----------    ----------     ----------
  Income before extraordinary charges ..        45,924        50,566         30,637

Extraordinary charges relating to early
 extinguishment of debt, net of income
 taxes .................................          --          16,382          2,222
                                            ----------    ----------     ----------
  Net income before preferred stock
   dividend requirement ................        45,924        34,184         28,415

Preferred stock dividend requirement ...          --           3,224          3,006
                                            ----------    ----------     ----------
  Net income available to common
   stockholders ........................    $   45,924    $   30,960     $   25,409
                                            ==========    ==========     ==========
Basic earnings per common share:
  Income before extraordinary charges...         $2.41         $2.75          $1.75
  Extraordinary charges ................          --           (0.89)         (0.13)
  Preferred stock dividend requirement..          --           (0.18)         (0.17)
                                                 -----         -----          -----
Net income per common share ............         $2.41         $1.68          $1.45
                                                 =====         =====          =====
Diluted earnings per common share:
  Income before extraordinary charges ..         $2.30         $2.56          $1.65
  Extraordinary charges ................           --          (0.83)         (0.12)
  Preferred stock dividend requirement..           --          (0.16)         (0.16)
                                                 -----         -----          -----
Net income per diluted common share ....         $2.30         $1.57          $1.37
                                                 =====         =====          =====


                             See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                      CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS'EQUITY
                                            For the years ended December 31, 1998, 1997 and 1996
                                                      (Dollars and shares in thousands)


                                      Common Stock                               Accumulated                  Total
                                      ------------      Additional                  other                  deficiency in
                                               Par       paid-in    Accumulated  comprehensive  Treasury   stockholders'
                                      Shares  Value      capital     deficit     income (loss)   stock        equity
                                      ------  -----     ---------   -----------  -------------  --------   -------------

Balance at January 1, 1996 .......     19,446  $195    $ 33,423     $(213,422)       $(758)     $  --       $(180,562)

Comprehensive income:

  Net income .....................       --     --         --          25,409          --          --          25,409

  Foreign currency translation ...       --     --         --            --            (16)        --             (16)
                                                                                                            ---------
  Comprehensive income ...........                                                                             25,393

Purchase and retirement of
  class B common stock ...........     (4,283)  (43)    (14,957)      (20,811)         --          --         (35,811)
                                      -------  ----    --------     ---------        -----      --------    ---------
Balance at December 31, 1996 .....     15,163   152      18,466      (208,824)        (774)        --        (190,980)

Comprehensive income:

  Net income .....................       --     --         --          30,960          --          --          30,960

  Foreign currency translation ...       --     --         --            --            266         --             266
                                                                                                            ---------
  Comprehensive income ...........                                                                             31,226

Issuance of common stock .........      3,700    37      67,183          --            --          --          67,220

Conversion of subsidiary
  stock options to options
  of parent company ..............       --      --      25,286          --            --          --          25,286
                                      -------  ----    --------     ---------        -----      --------    ---------
Balance at December 31, 1997 .....     18,863   189     110,935      (177,864)        (508)        --         (67,248)

Comprehensive income:

  Net income .....................       --      --        --          45,924          --          --          45,924

  Additional minimum pension
   liability .....................       --      --        --            --            (20)        --             (20)

  Foreign currency translation ...       --      --        --            --           (195)        --            (195)
                                                                                                            ---------
     Total adjustments ...........                                                                               (215)
                                                                                                            ---------
  Comprehensive income ...........                                                                             45,709

Proceeds from issuance of common
  stock for employee stock option
  exercises, including income tax
  benefit of $5,268 ..............      1,077    10       7,504          --            --          --           7,514

Purchase of treasury stock .......     (1,707)   --        --            --            --        (43,378)     (43,378)

Issuance of treasury stock
  for stock option exercises .....         23    --        (528)         --            --            623           95
                                      -------  ----    --------     ---------        -----      --------    ---------
Balance at December 31, 1998 .....     18,256  $199    $117,911     $(131,940)       $(723)     $(42,755)   $ (57,308)
                                       ======  ====    ========     =========        =====      ========    =========

                                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                            1998          1997           1996
                                                            ----          ----           ----
Cash flows from operating activities:
     Net income before preferred stock
       dividend requirement ........................    $  45,924     $  34,184      $  28,415
     Adjustments to reconcile net income
       before preferred stock dividend requirement
       to net cash provided by operating activities:
         Depreciation ..............................       74,274        60,964         54,830
         Amortization of goodwill ..................        3,226         2,478          2,672
         Amortization of debt issuance costs .......        1,606         3,044          4,484
         Accretion of discount on discount
           debentures ..............................         --            --           12,077
         Non-cash stock option charge ..............         --          22,522           --
         Deferred income tax expense (benefit) .....       16,131        (8,100)          --
         Extraordinary charges relating to early
           extinguishment of debt, net .............         --          16,382          2,222
         Changes in assets and liabilities, net
           of effect of acquisitions:
              (Increase) decrease in accounts
                 receivable ........................       (2,415)      (19,034)        15,102
              (Increase) decrease in inventories ...      (24,322)       (5,093)        20,348
              Increase (decrease) in trade
                 accounts payable ..................       40,160        16,188        (17,145)
              (Decrease) increase in other
                 long-term liabilities .............      (12,143)       13,698         (8,250)
              Other, net increase (decrease) .......        4,971       (19,373)        10,444
                                                        ---------     ---------      ---------
                  Total adjustments ................      101,488        83,676         96,784
                                                        ---------     ---------      ---------
         Net cash provided by operating
           activities ..............................      147,412       117,860        125,199
                                                        ---------     ---------      ---------

Cash flows from investing activities:
     Acquisition of businesses .....................     (194,034)      (42,775)       (43,043)
     Capital expenditures ..........................      (86,073)      (62,233)       (56,851)
     Proceeds from asset sales .....................        1,770         4,553          1,557
                                                        ---------     ---------      ---------
         Net cash used in investing activities .....     (278,337)     (100,455)       (98,337)
                                                        ---------     ---------      ---------



                          Continued on following page.

                              SILGAN HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                            1998          1997           1996
                                                            ----          ----           ----
Cash flows from financing activities:
     Borrowings under revolving loans ..............    1,039,677     1,118,950        952,050
     Repayments under revolving loans ..............     (903,777)   (1,146,750)      (931,350)
     Net proceeds from issuance of common stock ....         --          67,220           --
     Proceeds from stock option exercises ..........        2,341          --             --
     Purchase of treasury stock ....................      (43,378)         --             --
     Proceeds from issuance of long-term debt ......        7,193       839,334        125,000
     Repayments and redemptions of
       long-term debt ..............................      (20,096)     (830,427)      (183,880)
     Proceeds from issuance of cumulative
       exchangeable redeemable preferred stock .....         --            --           50,000
     Repurchase of common stock ....................         --            --          (35,811)
     Debt financing costs incurred .................         --         (13,031)        (3,956)
                                                      -----------   -----------    -----------
         Net cash provided by (used in) financing
           activities ..............................       81,960        35,296        (27,947)
                                                      -----------   -----------    -----------

Net (decrease) increase in cash and
  cash equivalents .................................      (48,965)       52,701         (1,085)

Cash and cash equivalents at
  beginning of year ................................       53,718         1,017          2,102
                                                      -----------   -----------    -----------

Cash and cash equivalents at
  end of year ......................................  $     4,753   $    53,718    $     1,017
                                                      ===========   ===========    ===========


Supplementary data:
     Interest paid .................................  $    80,654   $    76,385    $    68,390
     Income tax payments (refunds), net ............        3,835         1,733         (4,836)
     Preferred stock dividend in lieu of
       cash dividend ...............................         --           3,208          2,998



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


1.       Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc. ("Holdings"; together with its wholly owned subsidiaries, the "Company") is a company owned by Holdings' management, The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley & Co. Incorporated ("MS & Co."), and public shareholders. The Company and its wholly owned operating subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), are predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products. The Company also manufactures custom designed plastic containers used for health and personal care products, and specialty packaging items including metal caps and closures, plastic bowls and paperboard containers used by processors in the food industry. Principally all of the Company's businesses are based in the United States.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

Foreign Currency Translation. The functional currency for the Company's foreign operations is the Canadian dollar. Balance sheet accounts of the Company's foreign affiliates are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity and other comprehensive income.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and cash equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $90.6 million at December 31, 1998 and $78.9 million at December 31, 1997 are included in trade accounts payable.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


1.       Summary of Significant Accounting Policies  (continued)

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

The carrying value of property, plant and equipment is assessed annually and/or when factors indicating an impairment are present. Impairment losses will be recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of such assets to their carrying amount.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is stated at cost less accumulated amortization. Amortization is computed on a straight-line basis principally over 40 years. The Company periodically evaluates the existence of goodwill impairment to assess whether goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairments would be recognized in operating results if a permanent reduction in value was to occur. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $12.6 million and $9.4 million, respectively.

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

Income Taxes. The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The provision for income taxes includes federal, state, and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


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

Earnings Per Share. Earnings per share amounts for all periods presented conform to the requirements of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. See Note 15.

Comprehensive Income. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of this pronouncement had no impact on the Company's results of operations or stockholders' equity. Prior year's financial statements have been reclassified to conform with its requirements. See Note 13.

Segment Reporting. In 1998 the Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information related to operating segments. In accordance with the requirements of SFAS No. 131, the Company revised its disclosure to separate the specialty packaging business from the metal food container segment. Applicable information for 1997 and 1996 has been restated from the prior years' presentations in order to conform to the current year presentation. See Note 17.

Pension and Other Postretirement Benefits. Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises financial statement disclosures regarding pension and postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company has conformed prior years' disclosures to meet the new requirements. See Note 9.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


1.       Summary of Significant Accounting Policies  (continued)

New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. As required, the Company will adopt SFAS No. 133 in 2000 and does not anticipate that this pronouncement will have a material impact on the Company's consolidated financial statements.


2.       Acquisitions

In January 1998, the Company acquired substantially all of the assets of Winn Packaging Co. ("Winn"), a privately held manufacturer and marketer of decorated rigid plastic containers serving the personal care, automotive, and household chemical markets.

In June 1998, the Company acquired from Campbell Soup Company ("Campbell") a wholly owned subsidiary of Campbell into which Campbell had transferred substantially all of its assets used in its steel container manufacturing business ("CS Can"). As part of the transaction, the Company and Campbell entered into a ten-year supply agreement under which the Company has agreed to sell to Campbell substantially all of Campbell's steel container requirements to be used for the packaging of foods and beverages in the United States.

In August 1998, the Company acquired all of the outstanding capital stock of Clearplass Containers, Inc. ("Clearplass"). Clearplass was a privately held manufacturer and marketer of rigid plastic containers serving the personal care and pharmaceutical industries.

The Company financed the aggregate purchase price of $194.0 million for its 1998 acquisitions principally through revolving loan borrowings under its U.S. bank credit agreement. The excess of the aggregate purchase price over the estimated fair market value of net assets acquired of $44.7 million for the 1998 acquisitions has been recorded as goodwill and is being amortized principally over 40 years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


2.       Acquisitions  (continued)

In April 1997, the Company acquired the aluminum roll-on closure business of Alcoa Closure Systems International, Inc. In April 1997, the Company also acquired the North American plastic container business of Rexam plc and Rexam Plastics Inc. The aggregate purchase price for these acquisitions was $42.6 million. The excess of the aggregate purchase price over the fair market value of net assets acquired of $2.7 million has been recorded as goodwill and is being amortized over 40 years.

In October 1996, the Company acquired substantially all of the assets of Finger Lakes Packaging Company, Inc. ("Finger Lakes"), a metal food container manufacturer, for $30.1 million. The excess of the purchase price over the fair value of the net assets acquired of $9.8 million has been recorded as goodwill and is being amortized over 20 years.

The aggregate purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the dates of acquisition. The purchase price allocations for the CS Can and Clearplass acquisitions are preliminary and have been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as determined from preliminary appraisals and valuations. The purchase price allocations for such acquisitions will be finalized within one year of their acquisition dates. Any differences between the actual and preliminary valuations will cause adjustments to the purchase price allocations. The purchase price allocations for the 1998 and 1997 acquisitions are as follows:

                                                          1998          1997
                                                          ----          ----
                                                        (Dollars in thousands)

Working capital, net ............................      $ 17,714       $  8,561
Property, plant & equipment .....................       136,367         38,356
Deferred tax asset ..............................           179            676
Goodwill ........................................        44,694          2,677
Other liabilities ...............................        (4,920)        (7,709)
                                                   ------------   ------------
     Purchase price .............................      $194,034       $ 42,561
                                                   ============   ============

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


2.       Acquisitions  (continued)

Each of the acquisitions referred to above was accounted for using the purchase method of accounting, and accordingly the results of operations for each respective acquisition have been included in the consolidated financial statements of the Company from the date of acquisition. Each of the acquisitions was financed primarily through bank revolving loan borrowings.

Set forth below are the Company's summary unaudited pro forma results of operations for the years ended December 31, 1998 and 1997. The unaudited pro forma results of operations of the Company for the year ended December 31, 1998 include the historical results of the Company, and give pro forma effect to the acquisitions of Clearplass and CS Can as if those acquisitions occurred as of the beginning of 1998. The unaudited pro forma results of operations of the Company for the year ended December 31, 1997 include the historical results of the Company, and give pro forma effect to the acquisitions of Clearplass, CS Can, Winn, the North American plastic container business of Rexam plc and the aluminum roll-on closure business of Alcoa Closure Systems International, Inc. as if each acquisition occurred as of the beginning of 1997. The pro forma adjustments made to the Company's historical results of operations for the year ended December 31, 1998 and 1997 also reflect the effect of purchase accounting adjustments based upon estimated fair values determined by appraisals and valuations, the financing of the acquisitions by the Company, and certain other adjustments as if these events had occurred as of the beginning of 1998 or 1997, as the case may be. The pro forma adjustments are based upon available
information  and  upon  certain   assumptions  that  the  Company  believes  are
reasonable.

The pro forma results of operations do not give effect to adjustments for decreased costs from manufacturing synergies resulting from the integration of these acquisitions with the Company's existing manufacturing operations. Additionally, the pro forma results of operations for 1997, which include the incremental borrowings costs incurred to finance acquisitions, do not reflect the benefit realized by the Company from its July 1997 refinancing of its U.S. bank credit facility. If the 1997 pro forma results of operations had been based upon the weighted average 1998 bank borrowing rates, 1997 pro forma earnings would have increased $.08 per diluted share.

The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisitions in fact occurred on January 1, 1998 or January 1, 1997, as the case may be, or to project the Company's results of operations for any future period.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


2.       Acquisitions  (continued)
                                                            Pro forma
                                                      Years ended December 31,
                                                        1998           1997
                                                        ----           ----
                                                      (Dollars in thousands)

         Net sales ..............................    $1,841,379     $1,799,493
         Income from operations .................       161,751        147,178
         Income before income taxes .............        74,529         50,517
         Income before extraordinary charge .....        47,009         55,089
         Net income .............................        47,009         35,483

         Diluted earnings per common share:
            Income before extraordinary charge ..         $2.36          $2.79
            Net income ..........................          2.36           1.80


3.       Inventories

The components of inventories at December 31, 1998 and 1997 consist of the following:

                                                         1998           1997
                                                         ----           ----
                                                       (Dollars in thousands)

         Raw materials ..........................      $ 34,224       $ 33,706
         Work-in-process ........................        52,415         43,529
         Finished goods .........................       147,339        121,369
         Spare parts and other ..................        10,927          8,382
                                                       --------       --------
                                                        244,905        206,986
         Adjustment to value inventory
            at cost on the LIFO method ..........         5,180          2,977
                                                       --------       --------
                                                       $250,085       $209,963
                                                       ========       ========

The amount of inventory recorded on the first-in first-out method at December 31, 1998 and 1997 was $16.2 million and $15.4 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


4.       Property, Plant and Equipment

Property, plant and equipment at December 31, 1998 and 1997 consist of the following:

                                                         1998           1997
                                                         ----           ----
                                                       (Dollars in thousands)

         Land ...................................    $    7,140     $    7,217
         Buildings and improvements .............        98,009         92,467
         Machinery and equipment ................       890,131        706,062
         Construction in progress ...............        56,021         37,573
                                                       --------       --------
                                                      1,051,301        843,319
         Accumulated depreciation ...............      (379,835)      (311,554)
                                                     ----------     ----------
               Property, plant and equipment, net    $  671,466     $  531,765
                                                     ==========     ==========


5.       Other Assets

Other assets at December 31, 1998 and 1997 consist of the following:

                                                          1998          1997
                                                          ----          ----
                                                        (Dollars in thousands)

         Debt issuance costs ....................       $14,905        $14,910
         Intangible pension asset ...............        10,707          1,155
         Other ..................................         5,547          5,085
                                                        -------        -------
                                                         31,159         21,150
         Less:  accumulated amortization ........        (2,386)          (782)
                                                        --------       -------
                                                        $28,773        $20,368
                                                        =======        =======

In connection with the refinancing of principally all of its outstanding indebtedness in 1997, the Company wrote off unamortized debt financing costs of $18.2 million and capitalized $13.0 million of new debt issuance costs. Amortization expense relating to debt issuance costs is included in interest expense and other related financing costs.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt

Debt obligations at December 31, 1998 and 1997 consist of the following:

                                                         1998           1997
                                                         ----           ----
                                                       (Dollars in thousands)
         Bank Debt:
              Bank Revolving Loans ..............      $135,900       $   --
              Bank A Term Loans .................       223,900        235,714
              Bank B Term Loans .................       192,449        199,000
              Canadian Bank Facility ............        15,586         14,334
                                                        -------        -------
                 Total bank debt ................       567,835        449,048

         Subordinated Debt:
              9% Senior Subordinated Debentures .       300,000        300,000
              13 1/4% Subordinated Debentures ...        56,206         56,206
              Other .............................         3,000           --
                                                       --------       --------
                 Total subordinated debt ........       359,206        356,206
                                                       --------        -------
         Total Debt .............................       927,041        805,254
              Less:  Amounts due within one year         36,065         20,218
                                                       --------       --------
                                                       $890,976       $785,036
                                                       ========       ========


The aggregate annual maturities of outstanding debt obligations at December 31, 1998 are as follows (dollars in thousands):

                  1999...........................      $ 36,065
                  2000...........................        39,185
                  2001...........................        44,507
                  2002...........................        60,472
                  2003...........................       207,016
                  2004 and thereafter............       539,796
                                                        -------
                                                       $927,041
                                                       ========

DEBT OBLIGATIONS

Bank Credit Agreement

In July 1997, the Company refinanced the indebtedness outstanding under its previous bank credit agreement with proceeds from a new $1.0 billion senior secured credit facility (the "Credit Agreement"). The Credit Agreement initially provided the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt (continued)

Bank Credit Agreement (continued)

The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal on the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments. Amounts repaid on the term loans may not be reborrowed. Principal repayments of $11.8 million and $14.3 million on the A Term Loans and $6.6 million and $1.0 million on the B Term Loans were made during the years ended December 31, 1998 and 1997, respectively.

The Credit Agreement provides that the Company is required to prepay the term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50% of the Company's excess cash flow. Generally, prepayments are allocated pro rata to the A Term Loans and B Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans.

The Credit Agreement provides the Company with a commitment for a revolving credit facility of up to $545.5 million (after giving effect to the reduction of such facility by $4.5 million for the revolving loan commitment under the Company's Canadian credit facility) for working capital needs and other general corporate purposes, including acquisitions. Revolving Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity. At December 31, 1998, there were $135.9 million of Revolving Loans outstanding and, after taking into account outstanding letters of credit of $10.4 million, borrowings available under the U.S. revolving credit facility were $399.2 million. The Company does not anticipate repaying the outstanding Revolving Loan borrowings prior to December 31, 1999 and, therefore, has recorded such borrowings as long-term debt. Seasonal Revolving Loan borrowings during the year will be classified as current obligations.

The Company may utilize up to a maximum of $30.0 million of its U.S. revolving credit facility for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under the U.S. revolving credit facility. The Credit Agreement provides for the payment of a commitment fee ranging from 0.15% to 0.375% (0.3125% at December 31, 1998) per annum on the daily average unused portion of commitments available under the U.S. revolving credit facility and at December 31, 1998 a 1.50% per annum fee on outstanding letters of credit.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

Bank Credit Agreement (continued)

The borrowings under the Credit Agreement may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, as defined in the Credit Agreement, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Bankers Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate plus a margin of 0.25% in the case of A Term Loans and Revolving Loans and at the Base Rate plus a margin of 0.75% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.25% in the case of A Term Loans and Revolving Loans and a margin of 1.75% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings will be reset quarterly based upon the Company's Leverage Ratio, as defined in the Credit Agreement. As of December 31, 1998, the interest rate for Base Rate borrowings was 8.0% and the interest rate for Eurodollar Rate borrowings ranged between 6.38% and 6.88%. The Company has entered into interest rate swap agreements to convert interest rate exposure from variable to fixed rates of interest on A Term Loans and B Term Loans in an aggregate notional amount of $200.0 million (for a discussion of the interest rate swap agreements, see Note
7).

For 1998, 1997 and 1996, the average amount of borrowings under the Company's revolving credit facilities was $197.5 million, $89.2 million, and $104.1 million, respectively; the weighted average annual interest rate paid on such borrowings was 6.7%, 7.8%, and 8.4%, respectively; and the highest amount of such borrowings was $372.0 million, $182.2 million, and $175.1 million, respectively.

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of certain of the Company's U.S. subsidiaries has been pledged to the lenders under the Credit Agreement. At December 31, 1998, the Company had assets of a U.S. subsidiary of $132.4 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

Bank Credit Agreement (continued)

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

Canadian Bank Facility

In December 1997, the Company, through a wholly owned Canadian subsidiary, entered into a Canadian bank facility (the "Canadian Bank Facility") with various Canadian banks. The Canadian Bank Facility provided the Company's Canadian subsidiaries with Cdn. $26.5 million (U.S. $18.5 million) of term loans, and provides such subsidiaries with up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. In January 1998, the Company borrowed Cdn. $6.0 million (U.S. $4.2 million) of term loans under the Canadian Bank Facility to complete its draw down of the term facility. Principal on the term loans is required to be repaid in annual installments until maturity on December 31, 2003. During 1998 the Company repaid Cdn. $2.7 million (U.S. $1.7 million) of term loans in accordance with terms of the Canadian Bank Facility.

The revolving loans may be borrowed, repaid, and reborrowed until maturity on December 31, 2003. There were no revolving loan borrowings outstanding at December 31, 1998.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility, plus a margin of 0.25%. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of 1.125%. Similar to the Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon the Company's consolidated Leverage Ratio. As of December 31, 1998, the interest rate for Bankers Acceptance borrowings ranged from 6.14% to 6.18%. There were no Canadian Prime Rate borrowings outstanding at December 31, 1998.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

Canadian Bank Facility (continued)

The  indebtedness under the  Canadian Bank Facility is  guaranteed  by  Holdings and certain of its subsidiaries and is secured by a security interest in substantially all of the real and personal property of the Company's Canadian subsidiaries and all of the stock of the Company's Canadian subsidiaries. The Canadian Bank Facility contains covenants which are generally no more restrictive than and are generally similar to the covenants in the Credit Agreement.

9.0% Senior Subordinated Debentures

In June 1997, Holdings issued $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures (the "9% Debentures") due June 1, 2009. The 9% Debentures represent general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

The 9% Debentures are redeemable, at the option of Holdings, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

                  Year                               Redemption Price
                  ----                               ----------------
                  2002...........................       104.500%
                  2003...........................       103.375%
                  2004...........................       102.250%
                  2005...........................       101.125%
                  2006 and thereafter............       100.000%


In addition, at any time on or prior to June 1, 2000, up to 35% of the aggregate principal amount of the 9% Debentures may be redeemed, at the option of Holdings, with the proceeds of one or more equity offerings by Holdings of its common stock at 109% of their principal amount, plus accrued and unpaid interest to the redemption date.

Upon the occurrence of a Change of Control (as defined in the Indenture relating to the 9% Debentures), Holdings is required to make an offer to purchase the 9% Debentures at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

9% Senior Subordinated Debentures (continued)

The Indenture relating to the 9% Debentures contains covenants which are generally less restrictive than those under the Credit Agreement and Canadian Bank Facility.

13 1/4% Subordinated Debentures

In June 1997, Holdings exchanged its outstanding 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") with a par value of $1,000 per share and a total liquidation value of $56.2 million for a like principal amount of 13 1/4% Subordinated Debentures due 2006 (the "13 1/4% Debentures"). The 13 1/4% Debentures are general obligations of Holdings, subordinate in right of payment to all Senior Indebtedness (as defined in the Indenture relating to the 13 1/4% Debentures), including indebtedness under the Credit Agreement, the Canadian Bank Facility and the 9% Debentures, and effectively subordinate to all obligations of the subsidiaries of Holdings.

Interest on the 13 1/4% Debentures is payable semi-annually on each January 15 and July 15 in cash or, on or prior to July 15, 2000, at the option of Holdings, in additional 13 1/4% Debentures in an aggregate principal amount equal to such interest. From and after July 15, 2000, interest is payable only in cash. Interest due on the 13 1/4% Debentures has been paid in cash.

The Preferred Stock holders were entitled to receive cumulative dividends of 13 1/4% per annum, which were payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of Holdings, in additional shares of Preferred Stock. Dividend payments of $3.2 million in 1997 and $3.0 million in 1996 were paid in additional shares of Preferred Stock.

The 13 1/4% Debentures may be redeemed at any time on or after July 15, 2000, in whole or in part, at the option of Holdings at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning July 15 in each of the years set forth below:

                  Year                                  Redemption Price
                  ----                                  ----------------
                  2000...........................           109.938%
                  2001...........................           106.625%
                  2002...........................           103.313%
                  2003 and thereafter............           100.000%

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

13 1/4% Subordinated Debentures (continued)

In addition, on or prior to July 15, 2000, Holdings may redeem all (but not less than all) outstanding 13 1/4% Debentures at a redemption price equal to 110% of their principal amount, plus accrued and unpaid interest to the redemption date, from proceeds of any sale of its common stock.

Upon the occurrence of a Change of Control (as defined in the Indenture relating to the 13 1/4% Debentures), Holdings is required to make an offer to purchase all of the 13 1/4% Debentures at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

The Indenture relating to the 13 1/4% Debentures contains covenants which are generally comparable to or less restrictive than those under the Indenture relating to the 9% Debentures.

REFINANCINGS

During 1996 and 1997 the Company refinanced principally all of its outstanding indebtedness with lower cost indebtedness and equity. The Company's refinancings over those years are summarized below.

1997 Refinancings

In February 1997, the Company used net proceeds of $67.2 million from its initial public offering (the "Offering") of its common stock to prepay $8.9 million of bank term loans under its previous credit agreement and to redeem the remaining outstanding 13 1/4% Senior Discount Debentures ("13 1/4% Discount Debentures") due 2002.

In June 1997, the Company used net proceeds of $291.5 million from the issuance of the 9% Debentures to repay $148.6 million of bank term loans under its previous credit agreement and, for a total redemption amount of $142.9 million, to redeem the entire principal amount ($135.0 million) of the 11 3/4% Senior Subordinated Notes ("11 3/4% Notes") due 2002.

In July 1997, the Company used proceeds of $452.6 million from the Credit Agreement to refinance all term loans outstanding under the previous credit agreement, including term borrowings of $75.0 million made in April 1997.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


6.       Long-Term Debt  (continued)

1997 Refinancings (continued)

In connection with these refinancings, the Company incurred an extraordinary charge of $16.4 million, net of tax, for the write-off of unamortized debt financing costs of $18.2 million and premiums of $7.9 million paid upon the redemption of the 11 3/4% Notes.

1996 Refinancing

In 1996, the Company used proceeds of $125.0 million of term loans and $17.4 million of revolving loans under its previous credit agreement and $12.0 million of the proceeds received upon the issuance of the Preferred Stock to redeem
$154.4 million principal amount of 13 1/4% Discount Debentures at par. Additional proceeds of $35.8 million from the issuance of the Preferred Stock were used to purchase 4,283,286 shares of its Class B common stock pursuant to its contractual right to purchase such stock for such amount. As a result of the early redemption of a portion of the 13 1/4% Discount Debentures, the Company incurred an extraordinary charge of $2.2 million, net of taxes, for the write-off of unamortized deferred financing costs.


7.       Financial Instruments

The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable, and debt obligations. Due to their short-term maturity, the carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair market value. The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at December 31, 1998 and 1997 (bracketed amount represents an asset):


                                              1998                 1997
                                       -----------------    ------------------
                                       Carrying    Fair     Carrying     Fair
                                        Amount     Value     Amount      Value
                                                (Dollars in thousands)

Bank debt .........................  $ 567,835  $ 567,835  $ 449,048  $ 449,048
Subordinated debt .................    356,206    369,889    356,206    371,575
Interest rate swap agreements .....       --          973       --          (70)

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


7.       Financial Instruments  (continued)

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of the Company's variable rate bank borrowings for revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of the Company's fixed rate borrowings which are comprised of the 9% Debentures and the 13 1/4% Debentures are estimated based on quoted market prices.

Interest Rate Swap Agreements: The fair value of the interest rate swap agreements reflect the estimated amounts that the Company would pay or receive at December 31, 1998 and 1997 in order to terminate the contracts based on quoted market prices.

Derivative Financial Instruments

In 1996, the Company entered into interest rate swap agreements with various banks to manage its exposure to interest rate fluctuations. The agreements are with major financial institutions who are expected to fully perform under the terms thereof. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. The interest rate swap agreements provide for fixed rates of interest based on three month LIBOR ranging from 5.6% to 6.2%. Notional principal amounts of these agreements total $200.0 million, of which $100.0 million mature in the first quarter of 1999 and the remainder mature in the fourth quarter of 1999. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. Net payments of $0.3 million for each of the years ended December 31, 1998, 1997 and 1996 were recorded under these agreements.

The Company does not utilize derivative financial instruments for speculative purposes. Its use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


7.       Financial Instruments  (continued)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its three largest customers accounted for approximately 34.1% of its net sales in 1998, 28.2% of its net sales in 1997, and 29.1% of its net sales in 1996. The receivable balances from these customers collectively represented 30.6% and 21.9% of the Company's accounts receivable at December 31, 1998 and 1997, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack business. Exposure to losses is dependent on each customers' financial position. The Company performs ongoing credit evaluations of its customers' financial condition and its receivables are not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.


8.       Commitments

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

                  1999...........................       $17,246
                  2000...........................        16,695
                  2001...........................        13,455
                  2002...........................         8,639
                  2003...........................         6,809
                  2004 and thereafter............        22,124
                                                        -------
                                                        $84,968
                                                        =======

Rent expense was approximately $18.2 million in 1998; $15.1 million in 1997; and $13.9 million in 1996.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


9.       Pensions and Other Postretirement Benefits

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

The following table sets forth the funded status of the Company's retirement plans as of December 31, 1998 and 1997:

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


9.       Pensions and Other Postretirement Benefits  (continued)

                                                   Pension Benefits        Other Benefits
                                                   ----------------        --------------
                                                    1998       1997       1998       1997
                                                    ----       ----       ----       ----
                                                          (Dollars in thousands)
  Change in Benefit Obligation

  Benefit obligation at beginning of year .......$ 81,023   $ 65,468   $ 36,276   $ 27,610
     Service cost ...............................   6,186      5,722      1,022        942
     Interest cost ..............................   6,315      5,233      2,511      2,347
     Actuarial gains and losses .................   4,241      1,363        384      1,354
     Plan amendments ............................  10,411      1,519         53       --
     Benefits paid ..............................  (2,551)    (2,285)    (1,838)      (748)
     Contributions by plan participants .........    --         --          148        156
     Acquisitions ...............................    --        4,146       --        4,615
     Divestitures, curtailments or
        settlements .............................    (211)      (143)      --         --
     Special termination benefits ...............   2,164       --         --         --
                                                 --------   --------   --------   --------
  Benefit obligation at end of year ............. 107,578     81,023     38,556     36,276

  Change in Plan Assets
  Fair value of plan assets at beginning
         of year ................................  62,361     46,320       --         --
     Actual return on plan assets ...............   7,436      9,046       --         --
     Contributions by employer ..................   7,250      6,534       --         --
     Acquisitions ...............................    --        3,662       --         --
     Benefits paid ..............................  (2,271)    (1,946)      --         --
     Divestitures or settlements ................    --         (240)      --         --
     Other (expenses) ...........................    (943)    (1,016)      --         --
                                                 --------   --------   --------   --------
  Fair value of plan assets at end of year ......  73,833     62,360       --         --

  Reconciliation of Funded Status
  Funded (Underfunded) Status ................... (33,745)   (18,663)   (38,556)   (36,276)
     Unrecognized actuarial loss (gain) .........  (2,446)    (5,833)      (194)      (552)
     Unrecognized prior service cost ............  13,339      3,736        278        252
                                                 --------   --------   --------   --------
  Net liability .................................$(22,852)  $(20,760)  $(38,472)  $(36,576)
                                                 ========   ========   ========   ========

  Amounts recognized in the statement
  of financial position
     Accrued benefit cost .......................$(22,852)  $(20,760)  $(38,472)  $(36,576)
     Accrued benefit liability .................. (10,730)    (1,145)      --         --
     Intangible asset ...........................  10,710      1,145       --         --
     Accumulated other comprehensive
         income .................................      20       --         --         --
                                                 --------   --------   --------   --------
  Net liability .................................$(22,852)  $(20,760)  $(38,472)  $(36,576)
                                                 ========   ========   ========   ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


9.       Pensions and Other Postretirement Benefits  (continued)

Amounts applicable to the Company's pension plan with projected and accumulated benefit obligations in excess of plan assets at December 31 are as follows:

                                                         1998           1997
                                                         ----           ----
                                                      (Dollars in thousands)

Projected benefit obligation.....................       $78,552        $56,002
Accumulated benefit obligation...................        70,849         49,894
Fair value of plan assets........................        50,570         43,048

During 1998 various amendments to the Company's pension plans increased the benefit obligation by $10.4 million. An amendment to one of the Company's benefit plans increased the monthly retirement benefit provided for years of service, resulting in an increase of $8.4 million in the benefit obligation and $0.3 million in the 1998 net periodic benefit cost. In 1998 the Company also incurred a special termination benefit expense of $2.1 million associated with the closing of a plant facility.

The components of the net periodic benefit cost and the weighted average assumptions as of December 31 are as follows:

                                       Pension Benefits                          Other Benefits
                                  -----------------------------       --------------------------------
                                  1998        1997        1996        1998        1997        1996
                                  ----        ----        ----        ----        ----        ----
                                                       (Dollars in thousands)

Components of net periodic
benefit cost:
Service cost ...............     $6,186      $5,722      $5,229      $1,022      $  942     $   871
Interest cost ..............      6,315       5,233       4,452       2,511       2,347       1,766
Expected long-term return
     on plan assets ........     (5,823)     (4,513)     (3,946)        --          --          --
Amortization of prior service
     cost ..................        681         399         287          27          23          23
Recognized actuarial gains
     and losses ............        (97)       (238)        363          25          42           2
Loss due to settlement or
     curtailment ...........      2,081          74          48         --          --          --
                                 ------      ------      ------      ------      ------      ------
  Net periodic benefit cost      $9,343      $6,677      $6,433      $3,585      $3,354     $ 2,662
                                 ======      ======      ======      ======      ======      ======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


9.       Pensions and Other Postretirement Benefits  (continued)

                                        Pension Benefits                       Other Benefits
                                  -----------------------------       ------------------------------
                                  1998        1997        1996        1998        1997        1996
                                  ----        ----        ----        ----        ----        ----
Weighted average assumptions
as of December 31:
Discount rate ..............      7.00%       7.25%       7.50%       7.00%       7.25%       7.50%
Expected return on plan
     assets ................      9.00%       9.00%       9.00%        --          --          --
Rate of compensation
     increase ..............      3.50%       3.75%       4.00%       3.50%       3.75%       4.00%

The assumed health care cost trend rates used to determine the accumulated postretirement benefit obligation in 1998 ranged from 7.5% to 8.5% for pre-age 65 retirees and 6.75% to 7.5% for post-age 65 retirees, declining gradually to an ultimate rate of 5.0% in 2009.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1-Percentage    1-Percentage
                                                  Point Increase  Point Decrease
                                                      (Dollars in thousands)

   Effect on service and interest cost
      components in 1998 ........................     $  336        $  (441)
   Effect on postretirement benefit obligation
      as of 12/31/98 ............................     $3,109        $(2,685)

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1998, 1997, and 1996 in the Company's Consolidated Statements of Operations is as follows:


                                                       1998           1997          1996
                                                       ----           ----          ----
                                                             (Dollars in thousands)

Net periodic pension cost .......................    $ 9,343        $ 6,677       $ 6,433
Contributions to multi-employer
  union plans ...................................      4,472          4,223         3,813
                                                      ------        -------       -------
    Total pension costs .........................    $13,815        $10,900       $10,246
                                                      ======        =======       =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


9.       Pensions and Other Postretirement Benefits  (continued)

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $5.6 million in 1998, $2.9 million in 1997, and $4.3 million in 1996.




10.      Income Taxes

The components of income tax expense (benefit) are as follows:


                                            1998          1997         1996
                                            ----          ----         ----
                                                (Dollars in thousands)
       Current
             Federal ..................   $ 8,653      $    100      $  --
             State ....................      --             200       3,000
             Foreign ..................     2,100         1,100         300
                                          -------      --------      ------
                                           10,753         1,400       3,300
       Deferred
             Federal ..................    15,967       (16,300)        --
             State ....................      --          (1,600)        --
             Foreign ..................       164           100         --
                                          -------      --------      ------
                                           16,131       (17,800)        --
                                          -------      --------      ------
                                          $26,884      $(16,400)     $3,300
                                         ========      ========      ======


Income tax expense (benefit) is included in the financial statements as follows:

                                            1998          1997        1996
                                            ----          ----        ----
                                              (Dollars in thousands)
Income before
  extraordinary charges ...............   $26,884      $ (6,700)     $3,300
Extraordinary charges .................     --           (9,700)       --
                                          -------      --------      ------
                                          $26,884      $(16,400)     $3,300
                                          =======      ========      ======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


10.      Income Taxes  (continued)

The income tax provision varied from that computed by using the U.S. statutory rate as a result of the following:

                                            1998          1997        1996
                                            ----          ----        ----
                                               (Dollars in thousands)
Income tax expense at the
  U.S. federal income tax rate ........   $25,483      $  6,200     $11,100
State and foreign tax expense,
  net of federal income benefit .......        70           260       2,145
Amortization of goodwill ..............       682           500         621
Change in valuation allowance .........      --         (27,400)    (10,566)
Provision for tax contingencies .......       433         4,040        --
Other .................................       216          --          --
                                          -------      --------     -------
                                          $26,884      $(16,400)    $ 3,300
                                          =======      ========     =======

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1998 and 1997 are as follows:

                                                       1998          1997
                                                       ----          ----
                                                     (Dollars in thousands)
    Deferred tax liabilities:
      Tax over book depreciation ................   $ 81,567      $ 71,800
      Book over tax basis of assets acquired ....     17,495        19,700
      Other .....................................      6,645         6,076
                                                    --------      --------
        Total deferred tax liabilities ..........    105,707        97,576

    Deferred tax assets:
      Book reserves not yet deductible
        for tax purposes ........................     60,879        66,200
      Net operating loss carryforwards ..........     56,334        63,400
       AMT credit carryforwards .................      3,854          --
      Other .....................................        542          --
                                                    --------      --------
        Total deferred tax assets ...............    121,609       129,600
                                                    --------      --------

    Net deferred tax (assets) ...................   $(15,902)     $(32,024)
                                                    ========      ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


10.      Income Taxes  (continued)

During 1997, the Company determined that it was more likely than not that the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. As a result, in accordance with SFAS No. 109, the Company recognized an income tax benefit of $27.4 million and reduced goodwill by $14.9 million by releasing the entire valuation allowance. In the years prior to 1997, the Company`s net deferred tax asset position had been offset by a valuation allowance which arose primarily as a result of its net operating loss carryforwards and net temporary differences.

The  Company  files  a  consolidated  U.S.  federal  income  tax  return   which
includes all domestic subsidiaries except CS Can. At December 31, 1998, the Company had net operating loss carryforwards of approximately $160.0 million (including $3.0 million from CS Can) which are available to offset future consolidated taxable income of the group and expire from 2001 through 2012. The Company also has $3.9 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes. Pretax income of foreign subsidiaries was $6.3 million in 1998, $3.1 million in 1997 and $0.6 million in 1996.


11.      Acquisition Reserves

As part of its plan to integrate and rationalize the acquired operations of the Food Metal and Specialty business ("AN Can") of American National Can Company, the Company established a liability of $49.5 million. The Company's plan consists primarily of the closing or downsizing of certain manufacturing plants and the integration of the selling, general and administrative functions of the former AN Can operations with those of the Company. The Company established reserves for planned costs, which include approximately $22.6 million related to employee severance and relocation costs, $3.5 million related to administrative workforce reductions, and $23.4 million related to plant exit costs and other acquisition liabilities. Since the acquisition of AN Can in 1995, the Company incurred expenditures of $0.9 million in 1995, $6.5 million in 1996, $5.8 million in 1997 and $18.2 million in 1998, of which an aggregate of $12.4 million related to administrative workforce reductions and employee severance and relocation costs and $19.0 million related to plant exit costs and other acquisition liabilities. The timing of these plant rationalizations and other restructuring items has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company in its acquisition of AN Can and complexities associated with moving production to other facilities and qualifying such facilities with customers to meet FDA and such customers' requirements. Accordingly, these costs will principally be incurred through 2000.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


11.      Acquisition Reserves  (continued)

In connection with the 1998 acquisitions of CS Can, Clearplass and Winn, the Company has developed plans to integrate these businesses into its operations by rationalizing certain of the acquired plant operations. Pursuant to these plans, the Company has accrued liabilities of $6.5 million, of which $5.7 million relates to plant exit costs and other acquisition liabilities and $0.8 million relates to employee severance and relocation costs. During 1998, the Company incurred $0.6 million for plant exit costs and other acquisition costs and $0.3 million for employee severance costs. The timing of these rationalization activities is dependent upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. The Company expects that principally all of these actions will be completed by the end of calendar year 2000.


12.      Stock Option Plans

The Company has established a stock option plan (the "Plan") for key employees pursuant to which options to purchase shares of common stock of the Company may be granted. Similar stock option plans were established at Containers and Plastics for their key employees. Concurrent with the Offering in February of 1997, all outstanding stock options issued under the Containers and Plastics plans were converted to stock options under the Plan in accordance with the terms of such plans, and the Containers and Plastics stock option plans terminated.

In connection with the Offering, the Company recognized a non-cash, pre-tax charge of $22.5 million for the excess of fair market value over the grant price of stock options converted from Holdings' subsidiaries' stock option plans to the Plan. Under APB No. 25, options granted under the subsidiary plans were considered variable options with a final measurement date at the time of conversion. Paid in capital was credited for $25.3 million which represented the current year charge and amounts accrued in prior years. In addition, the Company incurred a charge relating to the vesting of benefits under the stock option plans of $0.8 million in 1996.

The Plan authorizes the granting of options for up to 3,533,417 shares of the Company's common stock, which options can be non-qualified or incentive stock options. There are currently options for 1,498,314 shares of the Company's common stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of the Common Stock on the date of such grant. Options that have been granted generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


12.      Stock Option Plans  (continued)

The following is a summary of stock option activity for each of the three years in the period ended December 31, 1998:

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price

         Options outstanding December 31, 1995 ..    1,820,103      $ 2.18
         Granted ................................       --             --
         Exercised ..............................       --             --
         Canceled ...............................       --             --
                                                     ---------

         Options outstanding December 31, 1996 ..    1,820,103        2.18
         Granted ................................      120,000       26.91
         Exercised ..............................       --             --
         Canceled ...............................       --             --
                                                     ---------

         Options outstanding December 31, 1997 ..    1,940,103        3.71
         Granted ................................       95,000       33.92
         Exercised ..............................   (1,100,580)       2.13
         Canceled ...............................       --             --
                                                     ---------
         Options outstanding December 31, 1998 ..      934,523      $ 8.64
                                                     =========

The  number of  options  exercisable  was  645,455,  1,578,952,  and  1,465,098;
the weighted average exercise price was $3.12, $2.08, and $2.03; and the remaining contractual life of options outstanding was 4.8 years, 3.7 years, and
4.3 years at December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, there were 719,523 options outstanding with exercise prices ranging from $0.56 to $4.43 and 215,000 options outstanding with exercise prices ranging from $22.13 to $36.75.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Had compensation expense been determined based on the fair value of such awards at the grant date, consistent with the methods of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's total and per share net income would have been as follows (dollars in thousands, except per share amounts):

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


12.      Stock Option Plans  (continued)

                                            1998          1997         1996
                                            ----          ----         ----
Net income:
     As reported net income ...........   $45,924      $30,960      $25,409
     Pro forma net income .............    45,361       30,752       25,377
Basic earnings per share:
     As reported earnings per share ...      2.41         1.68         1.45
     Pro forma earnings per share .....      2.39         1.67         1.44
Diluted earnings per share:
     As reported earnings per share ...      2.30         1.57         1.37
     Pro forma earnings per share .....      2.27         1.56         1.36

The weighted average fair value of options granted was $14.22 and $10.51 during 1998 and 1997, respectively. The fair value was estimated using a Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 1998 and 1997: risk-free interest rates of 5.6% and 6.1%, respectively; volatility of 38.6% and 31.2%, respectively; dividend yield of 0%; and expected lives of 5 years. For purposes of the pro forma disclosures, the estimated fair values of the options is amortized to expense over the vesting period of the option which is five years.


13.      Comprehensive Income

In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as net income plus other comprehensive income, which under existing accounting standards includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments.

Comprehensive   income   is  reported  in   the   Consolidated   Statements   of
Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive loss at December 31, 1998 and 1997 consist of the following.

                                                          1998         1997
                                                          ----         ----
                                                       (Dollars in thousands)

Foreign currency translation ....................      $  (703)     $  (508)
Additional minimum pension liability ............          (20)         --
                                                       -------      -------
  Accumulated other comprehensive loss ..........      $  (723)     $  (508)
                                                       ========     =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


14.      Deficiency in Stockholders' Equity

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

During 1998, the Company announced that its Board of Directors authorized the repurchase by the Company of up to $60.0 million of its Common Stock from time to time in the open market, through privately negotiated transactions or through block purchases. The Company's repurchases of Common Stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of December 31, 1998, the Company had repurchased 1,707,003 shares of its Common Stock for $43.4 million, which were funded from Revolving Loan borrowings under its Credit Agreement.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


15.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

                                                           1998         1997         1996
                                                           ----         ----         ----
Numerator:
     Income before extraordinary charges ...........    $45,924      $50,566      $30,637
     Extraordinary charges .........................       --         16,382        2,222
     Preferred stock dividend requirements .........       --          3,224        3,006
                                                        -------      -------      -------
     Numerator for basic and dilutive
       earnings per share - income
       available to common stockholders ............    $45,924      $30,960      $25,409
                                                        =======      =======      =======

Denominator:
     Denominator for basic earnings per
       share - weighted average shares ............      19,003       18,397       17,557
     Effect of dilutive securities:
       Employee stock options ......................        948        1,326        1,021
                                                        -------      -------      -------
     Denominator for diluted earnings
       per share - adjusted weighted
       average shares ..............................     19,951       19,723       18,578
                                                        =======      =======      =======

Basic earnings per common share:
     Income before extraordinary charges ...........      $2.41        $2.75        $1.75
     Extraordinary charges .........................        --         (0.89)       (0.13)
     Preferred stock dividend requirement ..........        --         (0.18)       (0.17)
                                                          -----        -----        -----
     Net income per common share ...................      $2.41        $1.68        $1.45
                                                          =====        =====        =====

Diluted earnings per common share:
     Income before extraordinary charges ...........      $2.30        $2.56        $1.65
     Extraordinary charges .........................        --         (0.83)       (0.12)
     Preferred stock dividend requirement ..........        --         (0.16)       (0.16)
                                                          -----        -----        -----
     Net income per diluted common share ...........      $2.30        $1.57        $1.37
                                                          =====        =====        =====

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


15.      Earnings Per Share  (continued)

Options to purchase 140,000 shares of Common Stock at prices ranging from $28.875 to $36.75 per share for 1998 and 30,000 shares of Common Stock at $36.75 for 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price for such options was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.


16.      Related Party Transactions

Pursuant to various management services agreements (the "Management Agreements") entered into between each of Holdings, Containers and Plastics and S&H Inc. ("S&H"), a company wholly owned by Mr. Silver, the Chairman and Co-Chief Executive Officer of Holdings, and Mr. Horrigan, the President and Co-Chief
Executive Officer of Holdings, S&H provides Holdings and its subsidiaries with general management, supervision and administrative services.

In consideration for its services, S&H receives a fee of 4.95% (of which 0.45% is payable to MS & Co.) of Holdings' consolidated earnings before interest, depreciation, taxes and amortization ("EBIDTA") until EBIDTA has reached the Scheduled Amount set forth in the Management Agreements, and 3.3% (of which 0.3% is payable to MS & Co.) after EBIDTA has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount paid under the Management Agreements was $5.3 million in 1998, $5.4 million in 1997, and $5.3 million in 1996, and was allocated, based upon EBIDTA, as a charge to operating income of each business segment. Included in accounts payable for the year ended December 31, 1997 was $0.1 million payable to S&H. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


16.      Related Party Transactions  (continued)

In connection with the bank financings entered into during 1997 and 1996, the banks thereunder (including Bankers Trust Company) received fees totaling $2.3 million and $1.6 million, respectively.

As underwriters for the 9% Debentures offering in 1997 and the Preferred Stock offering in 1996, MS & Co. received as compensation for its services an aggregate of $9.7 million. In connection with the Offering, the underwriters (including MS & Co.) received fees totaling $5.2 million.


17.      Business Segment Information

The Company is engaged in the packaging industry and has three business units: metal food containers, plastic containers and specialty packaging. The metal food containers segment manufactures steel and aluminum food containers. The plastic container segment manufactures custom designed PET and HDPE containers mainly for health and personal care products. The specialty packaging business includes the manufacture and sale of steel caps and closures, aluminum roll-on closures, plastic bowls and paperboard containers used by processors in the food and beverage industry as well as the costs associated with the development of new proprietary closure technology. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production, and marketing strategies. Each segment operates primarily in North America. There are no intersegment sales.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates performance of the respective business units based upon earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes EBITDA provides important information in enabling it to assess its ability to service and incur debt. EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income data prepared in accordance with Generally Accepted Accounting Principles ("GAAP").

Presented below is a table setting forth reportable business segment profit or loss and assets for each of the past three years for the Company's three business segments:

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


17.      Business Segment Information  (continued)


                               Metal Food   Plastic  Specialty
                               Containers Containers Packaging Other(1) Total
                               ---------  ---------- --------- -------- -----
                                            (Dollars in millions)
1998
----
Net sales .....................  $1,299.0   $310.9   $128.8   $  --    $1,738.7
EBITDA ........................     164.4     58.2     12.2     (3.0)     231.8
Depreciation and amortization..      48.3     20.2      8.9      0.1       77.5
Segment profit (loss) .........     116.1     38.0      3.3     (3.1)     154.3

Segment assets ................     817.0    285.8    104.9      --     1,207.7
Capital expenditures ..........      46.6     34.2      5.3      --        86.1

1997
----
Net sales .....................  $1,134.5   $263.3   $113.6   $  --    $1,511.4
EBITDA ........................     156.5     46.2      9.6     (1.8)     210.5
Depreciation and amortization..      38.0     17.7      7.7      --        63.4
Segment profit (loss) .........     118.5     28.5      1.9     (1.8)     147.1

Segment assets ................     719.1    189.9    109.0      --     1,018.0
Capital expenditures ..........      39.1     14.9      7.8      0.4       62.2

1996
----
Net sales .....................  $1,098.6   $216.4   $ 90.7   $  --    $1,405.7
EBITDA ........................     133.6     33.0     16.2     (1.2)     181.6
Depreciation and amortization..      37.2     14.6      5.7      --        57.5
Segment profit (loss) .........      96.4     18.4     10.5     (1.2)     124.1

Segment assets ................     677.0    158.5     73.7      --       909.2
Capital expenditures ..........      32.9     17.6      6.2      0.2       56.9

(1) The other category provides information pertaining to the corporate holding company.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


17.      Business Segment Information  (continued)

Total segment  profit is  reconciled  to income  before income taxes as follows:


                                             1998         1997        1996
                                             ----         ----        ----
                                                (Dollars in millions)

Total segment profit ...................    $154.3       $147.1      $124.1
Interest expense and other related
  financing costs ......................      81.5         80.7        89.4
Non-cash stock option charge ...........      --           22.5         0.8
                                            ------       ------      ------
   Income before income taxes ..........    $ 72.8       $ 43.9      $ 33.9
                                            ======       ======      ======

Total segment assets are reconciled to total assets as follows:

                                             1998         1997        1996
                                             ----         ----        ----
                                                (Dollars in millions)

Total segment assets ...................  $1,207.7     $1,018.0      $909.2
Deferred tax asset .....................      15.9         32.0         --
Other assets ...........................       0.4          0.6         4.3
                                          --------     --------      ------
   Total assets ........................  $1,224.0     $1,050.6      $913.5
                                          ========     ========      ======

Financial information relating to the Company's operations by geographic area is as follows:

                                                      Net Sales
                                             -----------------------------
                                             1998         1997        1996
                                             ----         ----        ----
                                                  (Dollars in millions)

United States ..........................  $1,696.4     $1,476.5    $1,392.3
Canada .................................      42.3         34.9        13.4
                                          --------     --------    --------
   Consolidated ........................  $1,738.7     $1,511.4    $1,405.7
                                          ========     ========    ========


                                                  Long Lived Assets
                                            ------------------------------
                                             1998         1997        1996
                                             ----         ----        ----
                                                  (Dollars in millions)

United States ..........................  $  759.0     $  579.2    $  571.3
Canada .................................      18.1         19.4         5.6
                                          --------     --------    --------
   Consolidated ........................  $  777.1     $  598.6    $  576.9
                                          ========     ========    ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


17.      Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Metal food container and specialty packaging sales to Nestle Food Company accounted for 13.6%, 16.7%, and 17.1% of consolidated net sales of the Company during the years ended December 31, 1998, 1997, and 1996, respectively. Metal food container sales to Del Monte Corporation accounted for 11.9%, 11.0%, and 12.0% of consolidated net sales of the Company during the years ended December 31, 1998, 1997, and 1996, respectively.


18.      Quarterly Results of Operations  (Unaudited)

The following table presents the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (dollars in thousands, except per share data):

                                                Mar 31     June 30    Sept 30    Dec 31
                                                ------     -------    -------    ------
1998
----
Net sales ...................................  $334,413   $392,791   $561,085   $450,426
Gross profit ................................    44,324     52,577     75,050     50,472
Net income ..................................     6,669     10,187     21,548      7,520

  Basic earnings per common share ...........     $0.35      $0.54      $1.12      $0.40

  Diluted earnings per common share .........     $0.33      $0.50      $1.08      $0.39

1997
----
Net sales ...................................  $299,427   $357,584   $493,293   $361,066
Gross profit ................................    42,719     56,961     68,973     39,254
Income before extraordinary charges .........    11,047     14,030     21,826      3,663
Net income ..................................     8,550      4,279     14,468      3,663

  Basic earnings per common share:
     Income before extraordinary charges ....     $0.64      $0.75      $1.16      $0.19
     Extraordinary charges ..................     (0.04)     (0.44)     (0.39)      --
     Preferred stock dividend requirement ...     (0.10)     (0.08)      --         --
                                                  -----      -----      -----      -----
     Net income per common share ............     $0.50      $0.23      $0.77      $0.19
                                                  =====      =====      =====      =====

  Diluted earnings per common share:
     Income before extraordinary charges ....     $0.60      $0.69      $1.08      $0.18
     Extraordinary charges ..................     (0.04)     (0.41)     (0.36)      --
     Preferred stock dividend requirement ...     (0.10)     (0.07)      --         --
                                                  -----      -----      -----      -----
     Net income per diluted common share ....     $0.46      $0.21      $0.72      $0.18
                                                  =====      =====      =====      =====

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


18.      Quarterly Results of Operations  (continued)

Earnings per common share amounts are computed independently for each quarter and therefore may not sum to the total for the applicable year. All periods prior to the fourth quarter of 1997 have been restated to reflect the adoption of SFAS No. 128.

The results of operations for the first quarter of 1997 include a charge of $22.5 million, incurred in connection with the Offering, for the conversion of stock options from the stock option plans of the Company's subsidiaries to stock options under the Plan. In addition, during the first quarter of 1997 the Company determined that a portion of the future tax benefits arising from its net operating loss carryforward would be realized and it recognized an income tax benefit of $23.2 million.

The results of operations for the first, second and third quarters of 1997 include extraordinary charges, net of tax, of $0.7 million, $8.3 million and $7.4 million, respectively, for the write-off of unamortized debt financing costs and premiums paid in connection with the refinancing of the Company's indebtedness.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SILGAN HOLDINGS INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                               December 31,
                                                            1998          1997
                                                            ----          ----
ASSETS
------
Current assets:
  Cash and cash equivalents .........................    $     22      $     (7)
  Notes receivable - subsidiaries ...................      33,987        18,365
  Interest receivable - subsidiaries ................       9,816        10,941
  Other current assets ..............................          25            20
                                                         --------      --------
    Total current assets ............................      43,850        29,319

  Notes receivable-subsidiaries .....................     738,568       772,555
  Deferred tax asset ................................      77,966        74,353
  Other assets ......................................         403           493
                                                         --------      --------
                                                         $860,787      $876,720
                                                         ========      ========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
--------------------------------------------------
Current liabilities:
  Current portion of term loans .....................    $ 33,987      $ 18,365
  Accrued interest payable ..........................       9,816        10,941
  Accounts payable and accrued expenses .............         858         1,458
                                                         --------      --------
    Total current liabilities .......................      44,661        30,764

Excess of distributions over investment
   in subsidiaries ..................................     121,810       125,285
Long-term debt ......................................     738,568       772,555
Other long-term liabilities .........................      13,056        15,364

Deficiency in stockholders' equity:
  Common stock ......................................         199           189
  Additional paid-in capital ........................     117,911       110,935
  Accumulated deficit ...............................    (131,940)     (177,864)
  Accumulated other comprehensive loss ..............        (723)         (508)
  Treasury stock at cost, 1,683,503 shares in 1998 ..     (42,755)         --
                                                         --------      --------
    Total deficiency in stockholders' equity ........     (57,308)      (67,248)
                                                         --------      --------
                                                         $860,787      $876,720
                                                         ========      ========



                  See Notes to Condensed Financial Statements.


               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
                                        Continued

                            SILGAN HOLDINGS INC. (Parent Company)
                             CONDENSED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands)



                                                                    December 31,
                                                          1998         1997         1996
                                                          ----         ----         ----

Net sales .........................................     $  --        $  --        $  --

Cost of goods sold ................................        --           --           --
                                                        -------      -------      -------

     Gross profit .................................        --           --           --

Selling, general and administrative expenses ......       3,095        1,815        1,226

Non-cash stock option charge ......................        --         22,522         --
                                                        -------      -------      -------

     Loss from operations .........................      (3,095)     (24,337)      (1,226)

Interest expense and other related financing
  costs, net ......................................        --          2,349       17,934
                                                        -------      -------      -------

     Loss before income taxes .....................      (3,095)     (26,686)     (19,160)

Income tax (benefit) ..............................      (1,145)     (29,000)        --
                                                        -------      -------      -------

     Income (loss) before extraordinary charge ....      (1,950)       2,314      (19,160)

Extraordinary charges relating to early
  extinguishment of debt, net of income taxes .....        --         16,382        2,222
                                                        -------      -------      -------

     Net loss before preferred stock dividend
         requirement and equity in earnings
         of consolidated subsidiaries .............      (1,950)     (14,068)     (21,382)

Equity in earnings of consolidated subsidiaries ...      47,874       48,252       49,797
                                                        -------      -------      -------

     Net income before preferred stock dividend
         requirement ..............................      45,924       34,184       28,415

Preferred stock dividend requirement ..............        --          3,224        3,006
                                                        -------      -------      -------

     Net income available to common
         stockholders .............................     $45,924      $30,960      $25,409
                                                        =======      =======      =======



                  See Notes to Condensed Financial Statements.

                   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
                                             Continued

                                SILGAN HOLDINGS INC. (Parent Company)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)



                                                                 1998         1997          1996
                                                                 ----         ----          ----
Cash flows from operating activities:
  Net loss before preferred stock
      dividend requirement and equity in
      earnings of consolidated subsidiaries .............     $ (1,950)    $ (14,068)    $ (21,382)
  Adjustments to reconcile net loss
      before  preferred  stock  dividend  requirement
      and equity in earnings of consolidated
      subsidiaries to net cash provided by
      operating activities:
         Amortization ...................................         --             193           437
         Accretion of discount on discount debentures ...         --            --          12,077
         Non-cash stock option charge ...................         --          22,522          --
         Deferred income tax (benefit) ..................       (1,145)      (29,000)         --
         Extraordinary charges relating to early
           extinguishment of debt .......................         --          16,382         2,222
         Changes in assets and liabilities:
             Other, net increase ........................          783         5,353         1,809
                                                              --------     ---------     ---------
                Total adjustments .......................         (362)       15,450        16,545
                                                              --------     ---------     ---------
  Net cash (used in) provided by operating
        activities ......................................       (2,312)        1,382        (4,837)
                                                              --------     ---------     ---------
Cash flows from investing activities:
  Decrease (increase) in notes receivable from
         subsidiaries ...................................       18,365      (117,650)      (95,520)
  Cash distribution received from subsidiaries ..........       43,378        59,188       147,539
                                                              --------     ---------     ---------
    Net cash provided by (used in) investing
        activities ......................................       61,743       (58,462)       52,019
                                                              --------     ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ................         --          67,220          --
  Proceeds from issuance of long-term debt ..............         --         825,000       125,000
  Repayment of long-term debt ...........................      (18,365)     (822,496)     (183,880)
  Proceeds from stock option exercises ..................        2,341          --            --
  Purchase of treasury stock ............................      (43,378)         --            --
  Proceeds from issuance of preferred stock .............         --            --          50,000
  Repurchase of common stock ............................         --            --         (35,811)
  Debt financing costs ..................................         --         (12,781)       (2,400)
                                                              --------     ---------     ---------
    Net cash used in financing activities ...............      (59,402)      (56,943)      (47,091)
                                                              --------     ---------     ---------

Net increase (decrease) in cash and cash
    equivalents .........................................           29          (137)           91
Cash and cash equivalents at beginning of year ..........           (7)          130            39
                                                              --------     ---------     ---------

Cash and cash equivalents at end of year ................     $     22     $      (7)    $     130
                                                              ========     =========     =========

                  See Notes to Condensed Financial Statements.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
                                   Continued

                        SILGAN HOLDINGS INC. (Parent Company)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                  For the years ended December 31, 1998, 1997 and 1996
                                (Dollars in thousands)


1.       Basis of Presentation

Silgan Holdings Inc. ("Holdings" or the "Parent Company") has two wholly owned subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics") (collectively with Holdings, the "Company"). Holdings' investment in its subsidiaries is stated at cost plus its share of the undistributed earnings/losses of its subsidiaries. The Parent Company's
financial   statements   should  be  read  in  conjunction  with  the  Company's
Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Parent Company's financial statements have been restated for the periods presented due to the merger of Silgan Corporation and Holdings in June of 1997.


2.       Long-Term Debt

Debt obligations of the Parent Company at December 31, 1998 and 1997 consist of the following:

                                                         1998          1997
                                                         ----          ----
                                                      (Dollars in thousands)
       Bank Debt:
            Bank A Term Loans ..................      $223,900      $235,714
            Bank B Term Loans ..................       192,449       199,000
                                                      --------      --------
               Total bank debt .................       416,349       434,714

       Subordinated Debt:
            9% Senior Subordinated Debentures ..       300,000       300,000
            13 1/4% Subordinated Debentures ....        56,206        56,206
                                                      --------      --------
               Total subordinated debt .........       356,206       356,206
                                                      --------      --------

       Total Debt ..............................       772,555       790,920
            Less:  Amounts due within one year..        33,987        18,365
                                                      --------      --------
                                                      $738,568      $772,555
                                                      ========      ========

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT -
                                Continued

                     SILGAN HOLDINGS INC. (Parent Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


The aggregate annual maturities of outstanding debt obligations at December 31, 1998 are as follows (dollars in thousands):

                  1999...........................      $ 33,987
                  2000...........................        36,760
                  2001...........................        41,736
                  2002...........................        56,662
                  2003...........................        66,614
                  2004 and thereafter............       536,796
                                                       --------
                                                       $772,555
                                                       ========

As of December 31, 1998 and 1997, the obligations of Holdings had been pushed down to its subsidiaries. Prior to December 31, 1997, a portion of Holdings' obligations were not obligations of its subsidiaries.

For 1998, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations. In 1997 and 1996, Holding incurred interest expense in excess of interest amounts received from its subsidiaries, since during such periods it had certain obligations which had not been pushed down to its subsidiaries.


3.       Guarantees

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings' subsidiaries may borrow up to $545.0 million of revolving loans under the Credit Agreement. Holdings' guarantee under the Credit Agreement is secured by a pledge by Holdings of all of the stock of certain of its U.S. subsidiaries. Holdings also guarantees all of the indebtedness of its Canadian subsidiaries under the Canadian Bank Facility. At December 31, 1998, terms loans of Cdn. $23.8 million were outstanding under the Canadian Bank Facility. In addition, Holdings' Canadian subsidiaries may borrow up to Cdn. $6.5 million of revolving loans under the Canadian Bank Facility. Holdings' guarantee under the Canadian Bank Facility is secured by a pledge by Holdings of all of the stock of its Canadian subsidiaries.


4.       Dividends from Subsidiaries

Cash dividends received by Holdings from its consolidated subsidiaries accounted for by the equity method were $43.4 million, $59.2 million, and $147.5 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              SILGAN HOLDINGS INC.
              For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                           Additions
                                                           ---------

                                       Balance at  Charged to     Charged                          Balance
                                       beginning   costs and      to other                         at end of
Description                            of period   expenses       accounts        Deductions       period
-----------                            ---------   ----------     --------        ----------      ---------

For the year ended December 31, 1998:

  Allowance for
    doubtful accounts
    receivable ......................   $ 3,415      $ 361        $    57         $ (508)(1)      $ 3,325
                                        =======      =====        =======         ======          =======

For the year ended December 31, 1997:

  Allowance for
    doubtful accounts
    receivable ......................   $ 4,045      $ 181        $  (297)        $ (514)(1)      $ 3,415
                                        =======      =====        =======         ======          =======

For the year ended December 31, 1996:

  Allowance for
    doubtful accounts
    receivable ......................   $ 4,843      $ 572        $(1,041)(2)     $ (329)(1)      $ 4,045
                                        =======      =====        =======         ======          =======



(1) Uncollectible accounts written off, net of recoveries.

(2) Principally represents the final purchase price allocation for acquisitions.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                  Exhibit
-----------                  -------

   12 Computations of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 1998, 1997 and 1996.

   21       Subsidiaries of the Registrant.

   23       Consent of Ernst & Young LLP.

   27       Financial Data Schedule for the fiscal year ended December 31, 1998.