Form 10-Q
period 1999-03-31
SILGAN HOLDINGS INC
filed 1999-05-05
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1999 or

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

                                Yes [ X ] No [ ]


As of May 5, 1999, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,437,880.

Part I. Financial Information
Item 1. Financial Statements


                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               March 31,    March 31,   Dec. 31,
                                                 1999         1998        1998
                                                 ----         ----        ----
                                        (unaudited)  (unaudited) (audited)
ASSETS
Current assets:
     Cash and cash equivalents ............. $    2,593  $    4,042  $    4,753
     Accounts receivable, net ..............    150,318     132,109     134,004
     Inventories ...........................    306,829     276,272     250,085
     Prepaid expenses and other current
        assets .............................      9,582      10,566       9,880
                                             ----------  ----------  ----------
         Total current assets ..............    469,322     422,989     398,722

Property, plant and equipment, net .........    669,321     537,724     671,466
Other non-current assets, net ..............    155,814     121,146     153,857
                                             ----------  ----------  ----------
                                             $1,294,457  $1,081,859  $1,224,045
                                             ==========  ==========  ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ................ $  126,257  $  113,354  $  184,543
     Accrued payroll and related costs .....     45,507      43,178      45,566
     Accrued interest payable ..............     15,291      15,679      10,357
     Accrued expenses and other current
        liabilities ........................     21,904      21,161      23,220
     Bank revolving loans ..................    126,800      44,595        --
     Current portion of long-term debt .....     33,915       1,867      36,065
                                             ----------  ----------  ----------
         Total current liabilities .........    369,674     239,834     299,751

Long-term debt .............................    893,348     803,468     890,976
Other long-term liabilities ................     93,713      98,839      90,626

Deficiency in stockholders' equity:
     Common stock ..........................        199         189         199
     Additional paid-in capital ............    117,911     111,079     117,911
     Accumulated deficit ...................   (126,317)   (171,195)   (131,940)
     Accumulated other comprehensive (loss)        (628)       (355)       (723)
     Treasury stock ........................    (53,443)       --       (42,755)
                                             ----------  ----------  ----------
         Total deficiency in stockholders'
              equity .......................    (62,278)    (60,282)    (57,308)
                                             ----------  ----------  ----------
                                             $1,294,457  $1,081,859  $1,224,045
                                             ==========  ==========  ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars in thousands, except per common share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                          March 31,    March 31,
                                                            1999         1998
                                                            ----         ----


Net sales ...........................................    $ 398,747    $ 334,413

Cost of goods sold ..................................      350,888      290,089
                                                         ---------    ---------

     Gross profit ...................................       47,859       44,324

Selling, general and administrative expenses ........       17,755       15,663
                                                         ---------    ---------

     Income from operations .........................       30,104       28,661

Interest expense and other related financing costs ..       20,893       17,963
                                                         ---------    ---------

     Income before income taxes .....................        9,211       10,698

Income tax provision ................................        3,588        4,029
                                                         ---------    ---------

     Net income .....................................    $   5,623    $   6,669
                                                         =========    =========



Per common share data:

     Basic earnings per common share ................    $    0.31    $    0.35
                                                         =========    =========

     Diluted earnings per common share ..............    $    0.30    $    0.33
                                                         =========    =========


Weighted average shares used in computation:

      Basic .........................................    18,193,239   18,868,567

      Effect of dilutive employee stock options .....       533,061    1,336,741
                                                         ----------   ----------

      Diluted .......................................    18,726,300   20,205,308
                                                         ==========   ==========




                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                            ------------------
                                                           March 31,   March 31,
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
     Net income .......................................   $   5,623   $   6,669
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation .................................      20,080      16,222
         Amortization .................................       1,291       1,183
         Changes in assets and liabilities, net of
             effect of acquisitions:
              (Increase) in accounts receivable .......     (16,314)     (4,121)
              (Increase) in inventories ...............     (56,744)    (64,660)
              (Increase) decrease in other non-current
               assets .................................      (2,406)      2,436
              (Decrease) in trade accounts payable ....     (58,286)    (28,927)
              Other, net ..............................       6,228       8,617
                                                          ---------   ---------
                  Total adjustments ...................    (106,151)    (69,250)
                                                          ---------   ---------
         Net cash used in operating activities ........    (100,528)    (62,581)
                                                          ---------   ---------

Cash flows from investing activities:
     Acquisition of businesses ........................        --       (14,110)
     Capital expenditures, net ........................     (17,744)    (17,518)
                                                          ---------   ---------
         Net cash used in investing activities ........     (17,744)    (31,628)
                                                          ---------   ---------

Cash flows from financing activities:
     Borrowings under revolving loans .................     331,400     217,755
     Repayments under revolving loans .................    (204,600)   (159,050)
     Purchases of treasury stock ......................     (10,688)       --
     Proceeds from issuance of long-term debt .........        --         4,193
     Repayment of long-term debt ......................        --       (18,365)
                                                          ---------   ---------
         Net cash provided by financing activities ....     116,112      44,533
                                                          ---------   ---------

Net (decrease) in cash and cash equivalents ...........      (2,160)    (49,676)
Cash and cash equivalents at beginning of year ........       4,753      53,718
                                                          ---------   ---------
Cash and cash equivalents at end of period ............   $   2,593   $   4,042
                                                          =========   =========

Supplementary data:
     Cash interest payments ...........................   $  15,634   $  12,902
     Cash income tax payments, net of refunds .........       2,165       1,006


                             See accompanying notes.


                                                   SILGAN HOLDINGS INC.
                                CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                            (Dollars and shares in thousands)


                                      Common Stock
                                      ------------
                                                                                Accumulated                 Total
                                                      Additional                   other                deficiency in
                                                Par     paid-in  Accumulated   comprehensive   Treasury  stockholders'
                                    Shares     Value    capital    deficit     income (loss)    stock      equity
                                    ------     -----    -------    -------     -------------    -----      ------

Balance at December 31, 1998 ....   18,256     $199     $117,911  $(131,940)      $(723)      $(42,755)   $(57,308)

Comprehensive income:

   Net income ...................                                     5,623                                  5,623

   Foreign currency translation..                                                    95                         95
                                                                                                          --------

Comprehensive income ............                                                                            5,718

Purchase of treasury stock ......     (570)                                                    (10,688)    (10,688)
                                    ------     ----     --------  ---------       -----       --------    --------

Balance at March 31, 1999 .......   17,686     $199     $117,911  $(126,317)      $(628)      $(53,443)   $(62,278)
                                    ======     ====     ========  =========       =====       ========    ========






















                                                    See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1999 and 1998 and for the
                      three months then ended is unaudited)


1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of March 31, 1999 and 1998 and December 31, 1998 and results of operations and cash flows for the three months ended March 31, 1999 and 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at March 31, 1999, March 31, 1998 and December 31, 1998 consist of the following:

                                                 March 31,   March 31,  Dec. 31,
                                                   1999        1998        1998
                                                   ----        ----        ----
                                                      (Dollars in thousands)

Foreign currency translation ...............      $(608)      $(355)     $(703)
Additional minimum pension liability .......        (20)        --         (20)
                                                  -----       -----      -----
   Accumulated other comprehensive
         income (loss) .....................      $(628)      $(355)     $(723)
                                                  =====       =====      =====

The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                        March 31,  March 31,
                                                          1999       1998
                                                          ----       ----
                                                        (Dollars in thousands)

Net income ..........................................    $5,623    $6,669
Foreign currency translation adjustments ............        95       153
                                                         ------    ------
  Comprehensive income ..............................    $5,718    $6,822
                                                         ======    ======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1999 and 1998 and for the
                      three months then ended is unaudited)



3.       Inventories

Inventories consisted of the following:

                                               March 31,   March 31,   Dec. 31,
                                                 1999        1998        1998
                                                 ----        ----        ----
                                                    (Dollars in thousands)

Raw materials and supplies .................   $ 52,473    $ 33,191    $ 34,224
Work-in-process ............................     41,894      54,521      52,415
Finished goods .............................    193,809     178,754     147,339
Spare parts and other ......................     11,990       8,731      10,927
                                               --------    --------    --------
                                                300,166     275,197     244,905
Adjustment to value inventory
   at cost on the LIFO Method ..............      6,663       1,075       5,180
                                               --------    --------    --------
                                               $306,829    $276,272    $250,085
                                               ========    ========    ========


4.       Long-Term Debt

Long-term debt consisted of the following:



                                               March 31,    March 31,   Dec. 31,
                                                1999         1998        1998
                                                ----         ----        ----
                                                    (Dollars in thousands)

Bank debt:
     Bank Revolving Loans .................. $  262,700  $   58,000  $  135,900
     Bank A Term Loans .....................    223,900     223,900     223,900
     Bank B Term Loans .....................    192,449     192,449     192,449
     Canadian Bank Facility ................     15,808      19,375      15,586
                                             ----------  ----------  ----------
        Total bank debt ....................    694,857     493,724     567,835

Subordinated debt:
     9% Senior Subordinated Debentures .....    300,000     300,000     300,000
     13 1/4% Subordinated Debentures .......     56,206      56,206      56,206
     Other .................................      3,000        --         3,000
                                             ----------  ----------  ----------
        Total subordinated debt ............    359,206     356,206     359,206

Total debt .................................  1,054,063     849,930     927,041
     Less:  Amounts to be repaid within
        one year ...........................    160,715      46,462      36,065
                                             ----------  ----------  ----------
                                             $  893,348  $  803,468  $  890,976
                                             ==========  ==========  ==========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1999 and 1998 and for the
                      three months then ended is unaudited)


4.       Long-Term Debt (continued)

Under the Company's U.S. senior secured bank credit facility (the "U.S. Credit Agreement"), the Company has available to it $545.5 million of bank revolving loans. The Company also has $4.5 million of bank revolving loans available to it under its Canadian bank facility. Bank revolving loans may be used by the Company for working capital needs, acquisitions, common stock repurchases and other permitted purposes. Bank revolving loans may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity date under both facilities.

At March 31, 1999, bank revolving loans consisted of $126.8 million related primarily to seasonal working capital needs and $135.9 million related to long-term financing of acquisitions. Bank revolving loans used to finance acquisitions have been recorded as long-term debt. At March 31, 1999, amounts expected to be repaid within one year consisted of $126.8 million of bank revolving loans and $33.9 million of bank term loans.

5.       Income Taxes

The provision for income taxes for the three months ended March 31, 1999 was recorded at an effective tax rate of 39.0%; the comparable prior period rate in 1998 was approximately 38.0%.

6.       Stockholders' Equity

The Company's Board of Directors has authorized the repurchase by the Company of up to $70.0 million of its common stock, including $10 million authorized in April 1999. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. The Company's repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of March 31, 1999, the Company repurchased 2,277,003 shares of its common stock for $54.1 million. In April 1999, the Company repurchased 326,972 shares of its common stock for $5.8 million.

7.       Business Segment Information

Presented below is a table setting forth reportable business segment profit or loss for the three months ended March 31, 1999 and 1998 for the Company's three business segments. Segment information for 1998 has been restated to conform with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 1999 and 1998 and for the
                      three months then ended is unaudited)

7.       Business Segment Information (continued)



                                Metal Food  Plastic    Specialty
                                Containers  Containers Packaging  Other(1) Total
                                ----------  ---------- ---------  -------- -----
                                            (Dollars in millions)

Three Months Ended
March 31, 1999
--------------

Net sales ....................... $288.3     $78.8      $31.6     $ --    $398.7
EBITDA(2) .......................   32.1      15.9        4.2      (0.7)    51.5
Depreciation and amortization ...   13.3       5.8        2.3       --      21.4
Segment profit (loss) ...........   18.8      10.1        1.9      (0.7)    30.1

Three Months Ended
March 31,1998
-------------

Net sales ....................... $229.3     $75.2      $29.9     $ --    $334.4
EBITDA(2) .......................   28.8      14.7        3.0      (0.4)    46.1
Depreciation and amortization ...   10.6       4.7        2.1       --      17.4
Segment profit (loss) ...........   18.2      10.0        0.9      (0.4)    28.7


 (1)The other category provides information pertaining to the corporate holding company.
 (2)EBITDA means earnings before interest, taxes, depreciation and amortization.


Total segment profit is reconciled to income before income taxes as follows:

                                                          March 31,    March 31,
                                                            1999         1998
                                                            ----         ----
                                                         (Dollars in millions)

Total segment profit ................................        $30.1        $28.7
Interest expense and other related financing costs ..         20.9         18.0
                                                             -----        -----
  Income before income taxes ........................        $ 9.2        $10.7
                                                             =====        =====

 Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks, including, but not limited to, those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's other filings with the Securities and Exchange Commission. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in such forward-looking statements.

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended March 31, 1999 and 1998 are provided below.



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999         1998
                                                        ----         ----
                                                           (In millions)
Net sales:
     Metal food containers .....................       $288.3       $229.3
     Plastic containers ........................         78.8         75.2
     Specialty packaging .......................         31.6         29.9
                                                       ------       ------
        Consolidated ...........................       $398.7       $334.4
                                                       ======       ======

Operating profit:
     Metal food containers .....................       $ 18.8       $ 18.2
     Plastic containers ........................         10.1         10.0
     Specialty packaging .......................          1.9          0.9
     Other .....................................         (0.7)        (0.4)
                                                       ------       ------
        Consolidated ............................      $ 30.1       $ 28.7
                                                       ======       ======


Three Months Ended March 31, 1999 Compared with Three Months Ended
March 31, 1998

Net Sales. Consolidated net sales increased $64.3 million, or 19.2%, to $398.7 million for the three months ended March 31, 1999, as compared to net sales of $334.4 million for the same three months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales to existing customers of the metal food container and specialty packaging businesses.

Net sales for the metal food container business were $288.3 million for the three months ended March 31, 1999, an increase of $59.0 million, or 25.7%, from net sales of $229.3 million for the same period in 1998. This increase resulted from sales to Campbell Soup Company ("Campbell") under the Supply Agreement with Campbell entered into in June 1998 and from increased unit sales to existing customers.

Net sales for the plastic container business of $78.8 million during the three months ended March 31, 1999 increased $3.6 million, or 4.8%, from net sales of
$75.2 million for the same period in 1998. The increase in net sales was principally attributable to incremental sales added by its August 1998 acquisition of Clearplass Containers, Inc. and was offset in part by the pass through of lower resin costs to customers. During the quarter, however, unit sales to existing customers increased by approximately 5% as compared to the same period in 1998.

Net sales for the specialty packaging business increased $1.7 million, or 5.7%, to $31.6 million during the three months ended March 31, 1999, as compared to $29.9 million for the same period in 1998. This increase resulted from higher unit sales to existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 88.0% ($350.9 million) for the three months ended March 31, 1999, an increase of 1.2 percentage points as compared to 86.8% ($290.1 million) for the same period in 1998. The decline in gross profit margins was primarily attributable to lower average per unit sales prices realized by the metal food container business due to the impact of lower margin sales to Campbell and to a change in the mix of products sold by the plastic container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 4.4% ($17.8 million) for the three months ended March 31, 1999, as compared to 4.7% ($15.7 million) for the three months ended March 31, 1998. The improvement in selling, general and administrative expenses as a percentage of net sales principally related to increased revenues generated from the recent acquisitions without a commensurate increase in selling, general and administrative costs.

Income from Operations. Income from operations as a percentage of consolidated net sales for the three months ended March 31, 1999 decreased to 7.6% ($30.1 million), as compared to 8.6% ($28.7 million) for the same period in 1998. The decline in operating margins in the first quarter of 1999 as compared to the same period in 1998 was principally attributable to lower margins realized by the metal food container business and was offset in part by the improved operating performance of the specialty packaging business.

Income from operations as a percentage of net sales for the metal food container business decreased 1.3 percentage points to 6.6% ($18.8 million) for the three months ended March 31, 1999, as compared to 7.9% ($18.2 million) for the same period in 1998. The decrease in income from operations as a percentage of net sales for the metal food container business was principally due to the impact of lower margin sales to Campbell. In addition, higher unit sales to existing customers offset price reductions provided to certain metal food container customers in exchange for contract extensions.

The Company had anticipated a decline in its operating margins for this quarter due to the impact of lower margin sales to Campbell. However, this impact was greater than expected due to significantly lower than forecasted sales to Campbell during the quarter. In January 1999, Campbell announced a one-time adjustment to its production and distribution cycle which would reduce its soup shipments in the first half of 1999. The Company believes that a majority of Campbell's announced one-time adjustment was completed in this quarter. As a result, the Company anticipates that its sales to Campbell for the remainder of the year will be more consistent with historical rates. Excluding the effect of sales to Campbell, first quarter operating margins for the existing metal food container business for the first quarter of 1999 remained relatively the same as compared to the same period in 1998.

Income from operations as a percentage of net sales for the plastic container business decreased 0.5 percentage points to 12.8% ($10.1 million) for the three months ended March 31, 1999, as compared to 13.3% ($10.0 million) for the same period in 1998. The decrease in income from operations as a percentage of net sales for the plastic container business was principally attributable to a change in the mix of products sold to existing customers, resulting in slightly higher per unit production costs.

Income from operations as a percentage of net sales for the specialty packaging business improved 2.9 percentage points to 5.9% ($1.9 million) for the three months ended March 31, 1999, as compared to 3.0% ($0.9 million) for the same period in 1998. The improvement in operating performance of the specialty packaging business was due to higher unit sales, resulting in lower per unit production costs, and was offset in part by costs associated with the development of new proprietary closure technology.

Interest Expense. Interest expense increased $2.9 million to $20.9 million for the three months ended March 31, 1999, principally as a result of the incurrence of additional indebtedness to finance acquisitions and repurchases of common stock.

Income Taxes. The provision for income taxes for the three months ended March 31, 1999 was recorded at an effective tax rate of 39.0% ($3.6 million), as compared to approximately 38.0% used in the comparable period in 1998.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended March 31, 1999 was $5.6 million, a decrease of $1.1 million from net income of $6.7 million for the three months ended March 31, 1999. Earnings per diluted share for the first quarter of 1999 were $0.30 as compared with $0.33 for the same period in 1998.

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

For the three months ended March 31, 1999, the Company used net borrowings of revolving loans of $126.8 million under the Company's U.S. Credit Agreement and cash balances of $2.1 million to fund cash used by operations of $100.5 million for the Company's seasonal working capital needs, capital expenditures of $17.7 million and repurchases of common stock for $10.7 million.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company expects to incur short-term indebtedness to finance its working capital requirements.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its common stock. For 1999, the Company estimates that at its peak it will utilize approximately $175-$185 million of its revolving loan facilities for seasonal working capital needs. As a result, the Company estimates that approximately $200 million of its revolving loan facilities is available to it in 1999 for acquisitions, repurchase of common stock and other permitted purposes.

As of March 31, 1999, the Company had $262.7 million of revolving loans outstanding, of which $126.8 million related primarily to seasonal working capital needs and $135.9 million related to long-term financing of acquisitions. The amount used for acquisition financing has been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at March 31, 1999, after taking into account outstanding letters of credit, was $276.1 million.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock, including $10 million authorized in April 1999. At current price levels, the Company believes a repurchase of its shares is an attractive investment. As of March 31, 1999, the Company repurchased 2,277,003 shares of its common stock at an average cost of $23.74 per share. In April 1999, the Company repurchased 326,972 shares of its common stock at an average price of $17.79 per share. The share repurchases were funded through revolving loan borrowings under the Company's U.S. Credit Agreement. The Company intends to finance future share repurchases through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, share repurchase plan, and tax obligations for the foreseeable future.

Since 1995, the Company has completed three acquisitions in its metal food container business, including its acquisitions of the Food Metal and Specialty business of American National Can Company in August 1995 and of the steel container manufacturing business of Campbell ("CS Can") in June 1998. Following the CS Can acquisition, the Company initiated a study in 1999 to evaluate the long-term utilization of all assets of its metal food container business, including assets acquired through such acquisitions. As a result, the Company may establish, in addition to its existing facility rationalization reserves, a one-time noncash impairment charge to earnings to write down the value of certain assets that are determined to be surplus or obsolete to its future requirements. Because this study is still in process and not expected to be completed until late in the second quarter or early in the third quarter, the Company cannot yet accurately determine the amount of such charge and its resulting effect on the Company's earnings.

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market. The Company intends to borrow additional revolving loans under its U.S. Credit Agreement to finance such acquisitions and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance such acquisitions and to fund any resulting increased operating needs. Any such new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 1999.

YEAR 2000 ISSUES

Since 1997, the Company has been in the process of reviewing its computer and operational systems to identify and determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" issue. The Year 2000 issue arises because many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and, as a result, may be unable to process accurately certain data before, during or after the year 2000. The Year 2000 issue presents several risks to the Company, such as (i) the Company's internal systems may not function properly,
(ii) suppliers' computer and operational systems may not function properly and, consequently, deliveries of materials and supplies may be delayed, (iii) customers' computers and operational systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and
(iv) the Company's banks' computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds, transfers and payments. Such a disruption at any point in the Company's supply, manufacturing, processing, distribution or financial chains could have a material adverse effect on the Company's financial condition and results of operations.

As  a  manufacturer   of  consumer  goods  packaging   products,   the  products
manufactured and sold by the Company are unaffected by Year 2000 issues since they contain no microprocessors or similar electronic components.

The Company has undertaken various initiatives intended to ensure that its internal computing infrastructure, business applications and shop floor systems are Year 2000 compliant. These systems assist in the control of the Company's operations by performing such functions as processing financial data, maintaining manufacturing processes and assisting with facilities management and security. Many of these systems contain one or more microprocessors or other embedded electronic components that could be affected by Year 2000 issues. Failure of some of these systems could result in significant business disruptions for the Company.

Based upon its identification and assessment efforts to date, the Company has initiated modifications to its internal computing infrastructure, business applications and shop floor systems. These systems are being renovated or replaced as necessary to assure Year 2000 compliance. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be substantially completed by June 30, 1999, prior to any currently anticipated impact on its computer equipment and software and shop floor systems. The Company estimates that as of March 31, 1999 it had completed approximately 90-95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software and shop floor systems. The remaining initiatives are in process and expected to be substantially completed before or about June 30, 1999.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will approximate $2.0-$3.0 million, which expenditures will be funded from operating cash flows. As of March 31, 1999, the Company had incurred costs of approximately $1.6 million related to the Year 2000 issue. Principally all of these costs relate to analysis, repair, upgrade or replacement of existing software.

The Company relies on numerous third party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company's vendor and supplier base has been surveyed through questionnaires in an attempt to identify potential disruptions in the event of vendor Year 2000 noncompliance. Widespread disruption of certain utilities such as electricity would result in a temporary closure of affected facilities and potential damage to production equipment.

The Company is in the process of developing contingency plans related to the Year 2000 issue that include securing alternate sources of supply, stockpiling raw materials, increasing inventory levels, adjusting facility shutdown and start-up schedules, moving critical equipment to other facilities not affected by the Year 2000 issue and other appropriate measures. The contingency plans and related cost estimates will be refined as additional information becomes available.

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

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, unanticipated Year 2000 noncompliance by suppliers and/or customers, and similar uncertainties.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Notional principal amounts of the Company's interest rate swap agreements totaled $100.0 million at March 31, 1999. These agreements provide for fixed rates of interest ranging from 5.9% to 6.0% and mature in the fourth quarter of 1999. In the first quarter of 1999, interest rate swap agreements for additional notional principal amounts of $100.0 million matured. These interest rate swap agreements provided for fixed rates of interest ranging from 5.6% to 6.2%. The notional principal amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The difference between amounts to be paid or received on interest swap agreements are recorded as adjustments to interest expense. Net payments of $0.3 million for the three months ended March 31, 1999 were recorded under the Company's interest swap agreements. The fair value of the Company's interest rate swap agreements at March 31, 1999 was a liability of $0.6 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                              Description
     12                            Ratio of Earnings to Fixed Charges
     27                            Financial Data Schedule.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SILGAN HOLDINGS INC.


Dated:  May 5, 1999                         /s/Harley Rankin, Jr.
-------------------                         ----------------------------------
                                            Harley Rankin, Jr.
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)




Dated:  May 5, 1999                         /s/Stephen J. Sweeney
-------------------                         ----------------------------------
                                            Stephen J. Sweeney
                                            Vice President and Controller
                                            (Chief Accounting Officer)


                                   Exhibit 12


                              SILGAN HOLDINGS INC.
                       RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in thousands)


                                                             Three Months Ended
                                                            March 31,  March 31,
                                                               1999      1998
                                                               ----      ----
                                                                 (Unaudited)

Income before income taxes ...............................  $ 9,211  $10,698

Add:
       Interest expense and debt amortization ............   20,893   17,963
       Rental expense representative of interest factor...      255      294
                                                            -------  -------

       Net income, as adjusted ...........................  $30,359  $28,955
                                                            =======  =======

Fixed charges:
       Interest expense and debt amortization ............  $20,893  $17,963
       Rental expense representative of interest factor...      255      294
                                                            -------  -------


       Total fixed charges ...............................  $21,148  $18,257
                                                            =======  =======


Ratio of earnings to fixed charges........................     1.44     1.59
                                                               ====     ====