Form 10-Q
period 1999-06-30
SILGAN HOLDINGS INC
filed 1999-08-12
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1999 or

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

                             Yes [ X ] No [ ]


As of August 1, 1999, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,493,194.

Part I. Financial Information
Item 1. Financial Statements

                               SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                               June 30,    June 30,    Dec. 31,
                                                 1999        1998        1998
                                                 ----        ----        ----
                                             (unaudited) (unaudited)  (audited)

ASSETS

Current assets:
     Cash and cash equivalents ............. $   10,289  $    3,130  $    4,753
     Accounts receivable, net ..............    177,545     171,214     134,004
     Inventories ...........................    345,328     324,556     250,085
     Prepaid expenses and other current
       assets ..............................      8,641       9,332       9,880
                                             ----------  ----------  ----------
         Total current assets ..............    541,803     508,232     398,722

Property, plant and equipment, net .........    671,889     646,672     671,466
Other non-current assets, net ..............    151,448     122,560     153,857
                                             ----------  ----------  ----------
                                             $1,365,140  $1,277,464  $1,224,045
                                             ==========  ==========  ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ................ $  123,535  $  116,234  $  184,543
     Accrued payroll and related costs .....     46,369      43,758      45,566
     Accrued interest payable ..............     10,900      11,917      10,357
     Accrued expenses and other current
        liabilities ........................     21,884      17,763      23,220
     Bank revolving loans ..................    195,600     106,573        --
     Current portion of long-term debt .....     33,966       1,805      36,065
                                             ----------  ----------  ----------
         Total current liabilities .........    432,254     298,050     299,751

Long-term debt .............................    893,681     925,631     890,976
Other long-term liabilities ................     94,974     101,964      90,626

Deficiency in stockholders' equity:
     Common stock ..........................        201         191         199
     Additional paid-in capital ............    118,555     113,140     117,911
     Accumulated deficit ...................   (114,830)   (161,007)   (131,940)
     Accumulated other comprehensive (loss).       (436)       (505)       (723)
     Treasury stock ........................    (59,259)       --       (42,755)
                                             ----------  ----------  ----------
         Total deficiency in stockholders'
            equity .........................    (55,769)    (48,181)    (57,308)
                                             ----------  ----------  ----------
                                             $1,365,140  $1,277,464  $1,224,045
                                             ==========  ==========  ==========


                           See accompanying notes.

                                 SILGAN HOLDINGS INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
               (Dollars in thousands, except per common share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                           June 30,    June 30,
                                                             1999        1998
                                                             ----        ----

Net sales ...........................................    $ 432,975    $ 392,791

Cost of goods sold ..................................      373,167      340,214
                                                         ---------    ---------

     Gross profit ...................................       59,808       52,577

Selling, general and administrative expenses ........       19,561       16,747
                                                         ---------    ---------

     Income from operations .........................       40,247       35,830

Interest expense and other related financing costs ..       21,406       19,523
                                                         ---------    ---------

     Income before income taxes .....................       18,841       16,307

Income tax provision ................................        7,354        6,120
                                                         ---------    ---------

     Net income .....................................    $  11,487    $  10,187
                                                         =========    =========



Per common share data:

     Basic earnings per common share ................    $    0.65    $    0.54
                                                         =========    =========

     Diluted earnings per common share ..............    $    0.64    $    0.50
                                                         =========    =========


Weighted average shares used in computation:

      Basic .........................................    17,563,509   19,026,490

      Effect of dilutive employee stock options .....       473,774    1,207,626
                                                         ----------   ----------

      Diluted .......................................    18,037,283   20,234,116
                                                         ==========   ==========



                               See accompanying notes.

                                     SILGAN HOLDINGS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                   (Dollars in thousands, except per common share amounts)

                                                            Six Months Ended
                                                            ----------------
                                                           June 30,    June 30,
                                                             1999        1998
                                                             ----        ----

Net sales ...........................................    $ 831,722    $ 727,204

Cost of goods sold ..................................      724,055      630,303
                                                         ---------    ---------

     Gross profit ...................................      107,667       96,901

Selling, general and administrative expenses ........       37,315       32,410
                                                         ---------    ---------

     Income from operations .........................       70,352       64,491

Interest expense and other related financing costs ..       42,300       37,486
                                                         ---------    ---------

     Income before income taxes .....................       28,052       27,005

Income tax provision ................................       10,942       10,148
                                                         ---------    ---------

     Net income .....................................    $  17,110    $  16,857
                                                         =========    =========



Per common share data:

     Basic earnings per common share ................    $    0.96    $    0.89
                                                         =========    =========

     Diluted earnings per common share ..............    $    0.93    $    0.83
                                                         =========    =========


Weighted average shares used in computation:

      Basic .........................................    17,878,374   18,947,965

      Effect of dilutive employee stock options .....       503,418    1,256,741
                                                         ----------   ----------

      Diluted .......................................    18,381,792   20,204,706
                                                         ==========   ==========




                               See accompanying notes.

                                     SILGAN HOLDINGS INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Dollars in thousands)

                                                            Six Months Ended
                                                            ----------------
                                                           June 30,    June 30,
                                                             1999        1998
                                                             ----        ----

Cash flows from operating activities:
     Net income .....................................    $  17,110    $  16,857
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ...............................       40,278       33,761
         Amortization ...............................        2,754        2,166
         Changes in assets and liabilities, net of
            effect of acquisitions:
              (Increase) in accounts receivable .....      (43,541)     (42,955)
              (Increase) in inventories .............      (96,627)     (99,599)
              Decrease in other non-current assets ..        4,053        6,553
              (Decrease) in trade accounts payable ..      (61,008)     (26,047)
              Other, net ............................        1,334        2,950
                                                         ---------    ---------
                  Total adjustments .................     (152,757)    (123,171)
                                                         ---------    ---------
         Net cash used in operating activities ......     (135,647)    (106,314)
                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of businesses ......................         --       (136,827)
     Capital expenditures, net ......................      (38,314)     (37,138)
                                                         ---------    ---------
         Net cash used in investing activities ......      (38,314)    (173,965)
                                                         ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving loans ...............      543,700      553,727
     Repayments under revolving loans ...............     (348,100)    (313,327)
     Purchases of treasury stock ....................      (16,504)        --
     Proceeds from stock option exercises ...........          401          463
     Proceeds from issuance of long-term debt .......         --          7,193
     Repayment of long-term debt ....................         --        (18,365)
                                                         ---------    ---------
         Net cash provided by financing activities ..      179,497      229,691
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents.        5,536      (50,588)
Cash and cash equivalents at beginning of year ......        4,753       53,718
                                                         ---------    ---------
Cash and cash equivalents at end of period ..........    $  10,289    $   3,130
                                                         =========    =========

Supplementary data:
     Cash interest payments .........................    $  41,072    $  35,838
     Cash income tax payments, net of refunds .......        3,258        1,920


                                 See accompanying notes


                                               SILGAN HOLDINGS INC.
                          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          (Unaudited,   except  for  information  at December 31, 1998)
                                        (Dollars and shares in thousands)



                                      Common Stock
                                      ------------
                                                                                Accumulated                  Total
                                                       Additional                  other                  deficiency in
                                                Par     paid-in    Accumulated  comprehensive  Treasury   stockholders'
                                      Shares   Value    capital      deficit    income (loss)    stock       equity
                                      ------   -----   ----------  -----------  -------------  --------   -------------

Balance at December 31, 1998 ....     18,256   $199    $117,911    $(131,940)      $(723)     $(42,755)     $(57,308)

Comprehensive income:

   Net income ...................                                     17,110                                  17,110

   Foreign currency translation..                                                    287                         287
                                                                                                            --------

Comprehensive income ............                                                                             17,397

Issuance of common shares
  under stock option plan,
  including income tax
  benefit of $245 ...............        134      2         644                                                  646

Purchase of treasury stock ......       (897)                                                  (16,504)      (16,504)
                                      ------   ----    --------    ---------       -----      --------      --------

Balance at June 30, 1999 ........     17,493   $201    $118,555    $(114,830)      $(436)     $(59,259)     $(55,769)
                                      ======   ====    ========    =========       =====      ========      ========


















                               See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 1999 and 1998 and for the
                 three and six months then ended is unaudited)

1.       Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments of a normal recurring nature have been made, including appropriate estimates for reserves and provisions which are normally determined or settled at year end. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting solely of a normal recurring nature) necessary to present fairly Holdings' financial position as of June 30, 1999 and 1998 and December 31, 1998, results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with Holdings' financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at June 30, 1999 and 1998 and December 31, 1998 consist of the following:

                                                   June 30,  June 30,   Dec. 31,
                                                     1999      1998       1998
                                                   --------  --------   --------
                                                      (Dollars in thousands)

Foreign currency translation ...............       $(416)     $(505)     $(703)
Additional minimum pension liability .......         (20)       --         (20)
                                                   -----      -----      -----
  Accumulated other comprehensive income
     (loss).................................       $(436)     $(505)     $(723)
                                                   =====      =====      =====

The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:

                                         Three Months Ended    Six Months Ended
                                         ------------------    ----------------
                                         June 30,  June 30,   June 30,  June 30,
                                           1999      1998       1999      1998
                                         --------  --------   --------  --------
                                               (Dollars in thousands)

Net income ............................  $11,487   $10,187    $17,110   $16,857
Foreign currency translation
     adjustments ......................      192      (150)       287         3
                                         -------   -------    -------   -------
   Comprehensive income ...............  $11,679   $10,037    $17,397   $16,860
                                         =======   =======    =======   =======

                                       SILGAN HOLDINGS INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Information at June 30, 1999 and 1998 and for the
                          three and six months then ended is unaudited)


3.       Inventories

Inventories consisted of the following:

                                               June 30,     June 30,   Dec. 31,
                                                 1999         1998       1998
                                               --------     --------   --------
                                                   (Dollars in thousands)

Raw materials and supplies .................   $ 47,242    $ 41,073    $ 34,224
Work-in-process ............................     53,879      57,109      52,415
Finished goods .............................    227,688     214,538     147,339
Spare parts and other ......................     10,266      10,581      10,927
                                               --------    --------    --------
                                                339,075     323,301     244,905
Adjustment to value inventory
   at cost on the LIFO Method ..............      6,253       1,255       5,180
                                               ---------   --------    --------
                                               $345,328    $324,556    $250,085
                                               ========    ========    ========


4.       Long-Term Debt

Long-term debt consisted of the following:

                                                June 30,    June 30,   Dec. 31,
                                                  1999        1998       1998
                                                --------    --------   --------
                                                    (Dollars in thousands)
Bank debt:
     Bank Revolving Loans .................. $  331,500  $  240,400  $  135,900
     Bank A Term Loans .....................    223,900     223,900     223,900
     Bank B Term Loans .....................    192,449     192,449     192,449
     Canadian Bank Facility ................     16,192      18,054      15,586
                                             ----------  ----------  ----------
        Total bank debt ....................    764,041     674,803     567,835

Subordinated debt:
     9% Senior Subordinated Debentures .....    300,000     300,000     300,000
     13 1/4% Subordinated Debentures .......     56,206      56,206      56,206
     Other .................................      3,000       3,000       3,000
                                             ----------  ----------  ----------
        Total subordinated debt ............    359,206     359,206     359,206

Total debt .................................  1,123,247   1,034,009     927,041
     Less:  Amounts to be repaid within
            one year .......................    229,566     108,378      36,065
                                             ----------  ----------  ----------
                                             $  893,681  $  925,631  $  890,976
                                             ==========  ==========  ==========


                                 SILGAN HOLDINGS INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information at June 30, 1999 and 1998 and for the
                    three and six months then ended is unaudited)


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

At June 30, 1999, bank revolving loans totaled $331.5 million, of which $195.6 million related to seasonal working capital needs and common share repurchases and $135.9 million related to long-term financing of acquisitions. At June 30, 1999, amounts expected to be repaid within one year consisted of $195.6 million of bank revolving loans and $34.0 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been recorded as long-term debt.

5.       Income Taxes

The provision for income taxes for the six months ended June 30, 1999 was recorded at an effective tax rate of 39.0%. The comparable prior period rate in 1998 was approximately 38.0%.

6.       Stockholders' Equity

The Company's Board of Directors has authorized the repurchase by the Company of up to $70.0 million of its common stock, including $10 million authorized in April 1999. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. The Company's repurchases of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Through June 30, 1999, the Company repurchased 2,603,975 shares of its common stock for $59.9 million. In 1998, the Company issued 23,500 shares ($0.6 million) of its common stock from its treasury stock for stock option exercises.

7.       Business Segment Information

Presented below is a table setting forth reportable business segment profit or loss for the three and six months ended June 30, 1999 and 1998 for the Company's three business segments. Segment information for 1998 has been restated to conform with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                              SILGAN HOLDINGS INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information at June 30, 1999 and 1998 and for the
                    three and six months then ended is unaudited)


7.       Business Segment Information (continued)


                                       Metal Food     Plastic       Specialty
                                       Containers    Containers     Packaging     Other(1)     Total
                                       ----------    ----------     ---------     --------     -----
                                                           (Dollars in millions)

Three Months Ended
June 30, 1999
-------------

Net sales .........................     $313.9        $ 84.0        $35.1         $ --         $433.0
EBITDA(2) .........................       41.5          16.7          4.7          (1.4)         61.5
Depreciation and amortization(3) ..       12.7           5.9          2.6           0.1          21.3
Segment profit (loss) .............       28.8          10.8          2.1          (1.5)         40.2


Three Months Ended
June 30, 1998
-------------

Net sales .........................     $282.3        $ 77.0        $33.5         $ --         $392.8
EBITDA(2) .........................       37.2          14.0          3.7          (0.9)         54.0
Depreciation and amortization(3) ..       11.3           4.6          2.3           --           18.2
Segment profit (loss) .............       25.9           9.4          1.4          (0.9)         35.8


Six Months Ended
June 30, 1999
-------------

Net sales .........................     $602.1        $162.9        $66.7         $ --         $831.7
EBITDA(2) .........................       73.4          32.4          8.9          (2.1)        112.6
Depreciation and amortization(3) ..       25.7          11.5          4.9           0.1          42.2
Segment profit (loss) .............       47.7          20.9          4.0          (2.2)         70.4


Six Months Ended
June 30,1998
------------

Net sales .........................     $511.6        $152.2        $63.4         $ --         $727.2
EBITDA(2) .........................       65.6          28.7          6.7          (1.4)         99.6
Depreciation and amortization(3) ..       21.5           9.2          4.4           --           35.1
Segment profit (loss) .............       44.1          19.5          2.3          (1.4)         64.5


                              SILGAN HOLDINGS INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information at June 30, 1999 and 1998 and for the
                    three and six months then ended is unaudited)


7.       Business Segment Information (continued)

     (1)The other category provides information pertaining to the corporate holding company.
     (2)EBITDA  means   earnings  before  interest,   taxes,  depreciation  and
        amortization.
     (3)Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended June 30, 1999 and 1998 and $0.8 million for each of the six months ended June 30, 1999 and 1998.

Total segment profit is reconciled to income before income taxes as follows:


                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
                                          June 30,  June 30,   June 30, June 30,
                                            1999      1998       1999     1998
                                            ----      ----       ----     ----
                                                   (Dollars in millions)

Total segment profit ....................   $40.2     $35.8     $70.4    $64.5
Interest expense and other related
  financing costs .......................    21.4      19.5      42.3     37.5
                                            -----     -----     -----    -----
    Income before income taxes ..........   $18.8     $16.3     $28.1    $27.0
                                            =====     =====     =====    =====

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended June 30, 1999 and 1998 are provided below.

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                         1999           1998
                                                         ----           ----
                                                            (In millions)
Net sales:
     Metal food containers ...................          $313.9         $282.3
     Plastic containers ......................            84.0           77.0
     Specialty packaging .....................            35.1           33.5
                                                        ------         ------
        Consolidated .........................          $433.0         $392.8
                                                        ======         ======

Operating profit:
     Metal food containers ...................          $ 28.8         $ 25.9
     Plastic containers ......................            10.8            9.4
     Specialty packaging .....................             2.1            1.4
     Other ...................................            (1.5)          (0.9)
                                                        ------         ------
        Consolidated .........................          $ 40.2         $ 35.8
                                                        ======         ======


Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net Sales. Consolidated net sales increased $40.2 million, or 10.2%, to $433.0 million for the three months ended June 30, 1999, as compared to net sales of $392.8 million for the same three months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales to existing customers of all three business segments.

Net sales for the metal food container business were $313.9 million for the three months ended June 30, 1999, an increase of $31.6 million, or 11.2%, from net sales of $282.3 million for the same period in 1998. This increase resulted from sales to Campbell Soup Company ("Campbell") under the Supply Agreement with Campbell entered into in June 1998 and from increased unit sales to existing customers.

Net sales for the plastic container business of $84.0 million during the three months ended June 30, 1999 increased $7.0 million, or 9.1%, from net sales of
$77.0 million for the same period in 1998. The increase in net sales was principally attributable to incremental sales added by the August 1998 acquisition of Clearplass Containers, Inc. ("Clearplass") as well as a 6% increase in unit sales to other customers. This increase was partially offset by lower prices due to the pass through of lower resin costs.

Net sales for the specialty packaging business increased $1.6 million, or 4.8%, to $35.1 million during the three months ended June 30, 1999, as compared to $33.5 million for the same period in 1998. This increase resulted from higher unit sales to existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.2% ($373.2 million) for the three months ended June 30, 1999, a decrease of 0.4 percentage points as compared to 86.6% ($340.2 million) for the same period in 1998. The increase in gross profit margins was primarily attributable to higher unit sales from all three business segments which resulted in lower per unit manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased slightly to 4.5% ($19.6 million) for the three months ended June 30, 1999, as compared to 4.3% ($16.7 million) for the three months ended June 30, 1998.

Income from Operations. Income from operations as a percentage of consolidated net sales for the three months ended June 30, 1999 increased to 9.3% ($40.2 million), as compared to 9.1% ($35.8 million) for the same period in 1998. The increase in operating margins in the second quarter of 1999 as compared to the same period in 1998 was principally attributable to the leveraging effect of increased sales volume of all three business segments.

Income from operations as a percentage of net sales for the metal food container business for the three months ended June 30, 1999 and 1998 remained constant at 9.2% ($28.8 million and $25.9 million, respectively). Operating margins were maintained principally as a result of additional contribution from increased sales volume to existing customers despite the impact of lower margin sales to Campbell as discussed further below. In addition, sales to Campbell are at a seasonally low level in the second quarter.

Income from operations as a percentage of net sales for the plastic container business increased 0.7 percentage points to 12.9% ($10.8 million) for the three months ended June 30, 1999, as compared to 12.2% ($9.4 million) for the same period in 1998. The increase in income from operations as a percentage of net sales for the plastic container business was principally attributable to lower per unit manufacturing costs primarily as a result of higher unit sales and to higher margin sales from Clearplass in the current year's quarter.

Income from operations as a percentage of net sales for the specialty packaging business improved 1.8 percentage points to 6.0% ($2.1 million) for the three months ended June 30, 1999, as compared to 4.2% ($1.4 million) for the same period in 1998. The improvement in operating performance of the specialty packaging business was due to higher unit sales resulting in lower per unit production costs.

Interest Expense. Interest expense increased $1.9 million to $21.4 million for the three months ended June 30, 1999 as compared to the same period in 1998, principally as a result of the incurrence of additional indebtedness to finance acquisitions and repurchases of common stock.

Income Taxes. The provision for income taxes for the three months ended June 30, 1999 was recorded at an effective tax rate of 39.0% ($7.4 million), as compared to approximately 38.0% used in the comparable period in 1998.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended June 30, 1999 was $11.5 million, an increase of $1.3 million from net income of $10.2 million for the three months ended June 30, 1998. Earnings per diluted share for the second quarter of 1999 were $0.64, as compared with $0.50 for the same period in 1998.

RESULTS OF OPERATIONS - SIX MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the six months ended June 30, 1999 and 1998 are provided below.


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1999         1998
                                                             ----         ----
                                                              (In millions)
Net sales:
     Metal food containers ..........................       $602.1       $511.6
     Plastic containers .............................        162.9        152.2
     Specialty packaging ............................         66.7         63.4
                                                            ------       ------
        Consolidated ................................       $831.7       $727.2
                                                            ======       ======

Operating profit:
     Metal food containers ..........................        $47.7        $44.1
     Plastic containers .............................         20.9         19.5
     Specialty packaging ............................          4.0          2.3
     Other ..........................................         (2.2)        (1.4)
                                                             -----        -----
        Consolidated ................................        $70.4        $64.5
                                                             =====        =====


Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

Net Sales. Consolidated net sales increased $104.5 million, or 14.4%, to $831.7 million for the six months ended June 30, 1999, as compared to net sales of $727.2 million for the same six months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales to existing customers in all three business segments.

Net sales for the metal food container business were $602.1 million for the six months ended June 30, 1999, an increase of $90.5 million, or 17.7%, from net sales of $511.6 million for the same period in 1998. This increase resulted from sales to Campbell under the Supply Agreement with Campbell entered into in June 1998 and from increased unit sales to existing customers.

Net sales for the plastic container business of $162.9 million during the six months ended June 30, 1999 increased $10.7 million, or 7.0%, from net sales of $152.2 million for the same period in 1998. The increase in net sales was principally attributable to incremental sales added by the August 1998 acquisition of Clearplass as well as increased unit sales to existing customers, and was offset in part by the pass through of lower resin costs to customers.

Net sales for the specialty packaging business increased $3.3 million, or 5.2%, to $66.7 million during the six months ended June 30, 1999, as compared to $63.4 million for the same period in 1998. This increase resulted from higher unit sales to existing customers.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.1% ($724.1 million) for the six months ended June 30, 1999, an increase of 0.4 percentage points as compared to 86.7% ($630.3 million) for the same period in 1998. The decline in gross profit margins was primarily attributable to lower operating margins for the metal food container business and higher depreciation expense due to acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the six months ended June 30, 1999 and 1998 remained constant at 4.5% ($37.3 million and $32.4 million, respectively).

Income from Operations. Income from operations as a percentage of consolidated net sales for the six months ended June 30, 1999 decreased to 8.5% ($70.4 million), as compared to 8.9% ($64.5 million) for the same period in 1998. The decline in operating margins in the first six months of 1999 as compared to the same period in 1998 was principally attributable to lower margins realized by the metal food container business.

Income from operations as a percentage of net sales for the metal food container business decreased 0.7 percentage points to 7.9% ($ 47.7 million) for the six months ended June 30, 1999, as compared to 8.6% ($44.1 million) for the same period in 1998. The decrease in income from operations as a percentage of net sales for the metal food container business was principally due to the impact of lower margin sales to Campbell and higher depreciation expense. In addition, higher unit sales to existing customers offset price reductions provided to certain metal food container customers in exchange for contract extensions.

In its acquisition economics for the steel container manufacturing business of Campbell, the Company had anticipated a decline in the operating margins of the metal food container business due to the impact of lower margin sales to Campbell. However, this impact was greater than expected for the first half of 1999 due to significantly lower than forecasted sales to Campbell during such period. In January 1999, Campbell announced a one-time adjustment to its production and distribution cycle which would reduce its soup shipments in the first half of 1999. Excluding the effect of sales to Campbell, operating margins for the first six months of 1999 for the existing metal food container business remained relatively the same as compared to the same period in 1998.

Income from operations as a percentage of net sales for the plastic container business for the six months ended June 30, 1999 and 1998 remained constant at 12.8% ($20.9 million and $19.5 million, respectively).

Income from operations as a percentage of net sales for the specialty packaging business improved 2.4 percentage points to 6.0% ($4.0 million) for the six months ended June 30, 1999, as compared to 3.6% ($2.3 million) for the same period in 1998. The improvement in operating performance of the specialty packaging business was due to higher unit sales resulting in lower per unit production costs.

Interest Expense. Interest expense increased $4.8 million to $42.3 million for the six months ended June 30, 1999 as compared to the same period in 1998, principally as a result of the incurrence of additional indebtedness to finance acquisitions and repurchases of common stock.

Income Taxes. The provision for income taxes for the six months ended June 30, 1999 was recorded at an effective tax rate of 39.0% ($10.9 million), as compared to approximately 38.0% used in the comparable period in 1998.

Net Income and Earnings per Share. As a result of the items discussed above, net income for the six months ended June 30, 1999 was $17.1 million, an increase of $0.2 million from net income of $16.9 million for the six months ended June 30, 1998. Earnings per diluted share for the first half of 1999 were $0.93, as compared with $0.83 for the same period in 1998.

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

For the six months ended June 30, 1999, the Company used net borrowings of revolving loans of $195.6 million under the Company's U.S. Credit Agreement and cash proceeds from the exercise of stock options of $0.4 million to fund cash used by operations of $135.7 million for the Company's seasonal working capital needs, capital expenditures of $38.3 million and repurchases of common stock for $16.5 million and to increase cash balances by $5.5 million.

Because the Company sells metal containers used in fruit and vegetable pack processing, its sales are seasonal. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short-term indebtedness to finance its working capital requirements.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other permitted purposes, including acquisitions and repurchases of its common stock. For 1999, the Company estimates that at its month-end peak in August it will utilize approximately $190-$210 million of its revolving loan facilities for seasonal working capital needs. As a result, the Company estimates that approximately $150 million of its revolving loan facilities is available to it in 1999 for other permitted purposes.

As of June 30, 1999, the Company had $331.5 million of revolving loans outstanding, of which $195.6 million related to seasonal working capital needs and common stock repurchases and $135.9 million related to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at June 30, 1999, after taking into account outstanding letters of credit, was $207.2 million.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of June 30, 1999, the Company repurchased 2,603,975 shares of its common stock under its share repurchase program for an aggregate amount of $59.9 million, resulting in an average cost of $23.00 per share. The share repurchases were funded through revolving loan borrowings under the Company's U.S. Credit Agreement. The Company intends to finance any future share repurchases through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, share repurchase plan, and tax obligations for the foreseeable future.

Since 1995, the Company has completed three acquisitions in its metal food container business, including its acquisitions of the Food Metal and Specialty business of American National Can Company in August 1995 and of the steel container manufacturing business of Campbell ("CS Can") in June 1998. Following the CS Can acquisition, the Company initiated a study this year to evaluate the long-term utilization of all assets of its metal food container business, including assets acquired through such acquisitions. As a result, the Company may establish a one-time noncash charge to earnings to write down the value of certain assets that are determined to be surplus or obsolete and to increase its existing facility rationalization reserves. Because this study is still in process and not expected to be completed until the third quarter, the Company cannot yet accurately determine the amount of such charge and its resulting effect on the Company's earnings.

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market. The Company may borrow additional revolving loans under its U.S. Credit Agreement to fund such acquisitions and any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to fund such acquisitions and any resulting increased operating needs. Any such new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

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

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company has modified, renovated or replaced its internal computing infrastructure, business applications and shop floor systems as necessary to assure Year 2000 compliance. The Company believes that its Year 2000 identification, assessment, remediation and testing efforts for its systems have been nearly completed, and anticipates completing any remaining Year 2000 compliance initiatives for its systems by September 30, 1999.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will approximate $2.0 million, which expenditures will be funded from operating cash flows. As of June 30, 1999, the Company had incurred costs of approximately $1.7 million related to the Year 2000 issue. Principally all of these costs relate to analysis, repair, upgrade or replacement of existing software.

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

The Company has developed contingency plans related to the Year 2000 issue that include securing alternate sources of supply, stockpiling raw materials, increasing inventory levels, adjusting facility shutdown and start-up schedules, moving critical equipment to other facilities not affected by the Year 2000 issue and other appropriate measures. The contingency plans and related cost estimates are flexible and will be refined as additional information becomes available.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not materially and adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of third parties (including suppliers, customers, banks and governmental entities) will not have a material adverse impact on the Company's systems or results of operations.

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, unanticipated Year 2000 noncompliance by suppliers and/or customers and similar uncertainties.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

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

During the second quarter of 1999, the Company entered into interest rate swap agreements for an aggregate notional principal amount of $100.0 million. These agreements provide for fixed rates of interest based on the London interbank offering rate ("LIBOR") ranging from 5.6% to 6.1% and mature in the second quarter of 2002. The Company also has interest rate swap agreements for an additional aggregate notional principal amount of $100.0 million in effect which mature in the fourth quarter of 1999 and provide for fixed rates of interest based on LIBOR ranging from 5.9% to 6.0%.

The notional principal amounts of the Company's interest rate swap agreements are used to measure the interest to be paid or received thereunder and do not represent the amount of exposure to credit loss. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. Net payments of $0.5 million for the six months ended June 30, 1999 were recorded under the Company's interest rate swap agreements. The fair value of the Company's interest rate swap agreements at June 30, 1999 was an asset of $0.5 million.

Foreign Currency Exchange Rate Risk

Information regarding the Company's foreign currency exchange rate risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999. There has not been a material change to the Company's foreign currency exchange rate risk since such filings.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 18, 1999 for the purposes of (1) electing two directors of the Company to serve for a three year term until the Company's annual meeting of stockholders in 2002 and until their successors are duly elected and qualified and (2) ratifying the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of the Company's common stock being entitled to one vote):

                                         Number of Shares       Number of Shares
                                             Voted For              Withheld
                                             ---------              --------

D. Greg Horrigan ......................     17,240,222              67,815
Michael M. Janson .....................     17,200,017             108,020

The directors of the Company whose term of office as a director continued after the Annual Meeting are Thomas M. Begel and Jeffrey C. Crowe, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2000, and R. Philip Silver and Leigh J. Abramson, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2001.

The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was approved at the Annual Meeting. There were 17,306,637 votes cast ratifying such appointment, 700 votes cast against ratification of such appointment and 700 votes abstaining.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                       Description
--------------                       -----------
     12                       Ratio of Earnings to Fixed Charges
     27                       Financial Data Schedule

(b)  Reports on Form 8-K

None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SILGAN HOLDINGS INC.


Dated:  August 12, 1999                  /s/Harley Rankin, Jr.
-----------------------                  -------------------------------
                                         Harley Rankin, Jr.
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial Officer)




Dated:  August 12, 1999                  /s/Stephen J. Sweeney
-----------------------                  -----------------------------
                                         Stephen J. Sweeney
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                                    Exhibit 12


                                               SILGAN HOLDINGS INC.
                                        RATIO OF EARNINGS TO FIXED CHARGES
                                              (Dollars in thousands)


                                                                        Three Months Ended         Six Months Ended
                                                                        ------------------         ----------------
                                                                     June 30,      June 30,       June 30,     June 30,
                                                                       1999          1998           1999         1998
                                                                       ----          ----           ----         ----
                                                                                        (Unaudited)

Income before income taxes ......................................    $18,841       $16,307        $28,052       $27,005

Add:
        Interest expense and debt amortization ..................     21,406        19,523         42,300        37,486

        Rental expense representative of interest factor ........        247           288            502           579
                                                                     -------       -------        -------       -------

        Earnings, as adjusted ...................................    $40,494       $36,118        $70,854       $65,070
                                                                     =======       =======        =======       =======

Fixed charges:
        Interest expense and debt amortization ..................    $21,406       $19,523        $42,300       $37,486

        Rental expense representative of interest factor ........        247           288            502           579
                                                                     -------       -------        -------       -------

        Total fixed charges .....................................    $21,653       $19,811        $42,802       $38,065
                                                                     =======       =======        =======       =======


Ratio of earnings to fixed charges ..............................       1.87          1.82           1.66          1.71

