Form 10-Q
period 1999-09-30
SILGAN HOLDINGS INC
filed 1999-11-12
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1999 or

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

                             Yes [ X ] No [ ]


As of November 1, 1999, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,551,694.

                            SILGAN HOLDINGS INC.

                             TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
Part 1.  Financial Information ..........................................................   3

       Item 1.  Financial Statements ....................................................   3

          Condensed Consolidated Balance Sheets as of ...................................   3
          September 30, 1999 and 1998 and December 31, 1998

          Condensed Consolidated Statements of Income for the three months ..............   4
          ended September 30, 1999 and 1998

          Condensed Consolidated Statements of Income for the nine months ...............   5
          ended September 30, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows for the nine months ...........   6
          ended September 30, 1999 and 1998

          Consolidated Statements of Deficiency in Stockholders' Equity at ..............   7
          September 30, 1999

          Notes to Condensed Consolidated Financial Statements ..........................   8

      Item 2.  Management's Discussion and Analysis of Financial Condition and ..........  14
               Results of Operations

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk ................  23

Part II.  Other Information .............................................................  23

      Item 6.  Exhibits and Reports on Form 8-K .........................................  23

Signatures ..............................................................................  24

Exhibit Index ...........................................................................  25


Part I. Financial Information
Item 1. Financial Statements

                                   SILGAN HOLDINGS INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                            Sept. 30,     Sept. 30,     Dec. 31,
                                              1999          1998         1998
                                              ----          ----         ----
                                           (unaudited)   (unaudited)    (Note 1)

ASSETS

Current assets:
  Cash and cash equivalents ...........  $    6,309     $    8,135   $    4,753
  Accounts receivable, net ............     305,206        294,271      134,004
  Inventories .........................     263,250        247,384      250,085
  Prepaid expenses and other current
     assets ...........................       8,564          9,107        9,880
                                         ----------     ----------   ----------
      Total current assets ............     583,329        558,897      398,722

Property, plant and equipment, net ....     651,338        663,331      671,466
Other non-current assets, net .........     146,657        146,317      153,857
                                         ----------     ----------   ----------
                                         $1,381,324     $1,368,545   $1,224,045
                                         ==========     ==========   ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY


Current liabilities:
  Trade accounts payable ..............   $  129,517    $  128,959   $  184,543
  Accrued payroll and related costs ...       46,127        41,988       45,566
  Accrued interest payable ............       16,151        17,192       10,357
  Accrued expenses and other current
     liabilities ......................       22,860        23,770       23,220
  Bank revolving loans ................      200,241       131,328         --
  Current portion of long-term debt ...       31,807         1,730       36,065
                                          ----------    ----------   ----------
      Total current liabilities .......      446,703       344,967      299,751

Long-term debt ........................      893,729       982,097      890,976
Other long-term liabilities ...........       90,471        83,454       90,626

Deficiency in stockholders' equity:
  Common stock ........................          201           199          199
  Additional paid-in capital ..........      118,666       118,273      117,911
  Accumulated deficit .................     (108,797)     (139,459)    (131,940)
  Accumulated other comprehensive loss.         (390)         (713)        (723)
  Treasury stock ......................      (59,259)      (20,273)     (42,755)
                                          ----------    ----------   ----------
      Total deficiency in stockholders'
         equity .......................      (49,579)      (41,973)     (57,308)
                                          ----------    ----------   ----------
                                          $1,381,324    $1,368,545   $1,224,045
                                          ==========    ==========   ==========


                            See accompanying notes.

                                 SILGAN HOLDINGS INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
               (Dollars in thousands, except per common share amounts)


                                                            Three Months Ended
                                                            ------------------
                                                            Sept. 30,  Sept. 30,
                                                              1999       1998
                                                              ----       ----

Net sales ...............................................   $571,666   $561,085

Cost of goods sold ......................................    496,988    486,035
                                                            --------   --------

     Gross profit .......................................     74,678     75,050

Selling, general and administrative expenses ............     17,947     18,055

Reduction in carrying value of assets ...................     24,214       --
                                                            --------   --------

     Income from operations .............................     32,517     56,995

Interest expense and other related financing costs ......     22,785     22,500
                                                            --------   --------

     Income before income taxes .........................      9,732     34,495

Income tax provision ....................................      3,699     12,947
                                                            --------   --------

     Net income .........................................   $  6,033   $ 21,548
                                                            ========   ========



Per common share data:

     Basic earnings per common share .....................      $0.34     $1.12
                                                                =====     =====

     Diluted earnings per common share ...................      $0.34     $1.08
                                                                =====     =====


Weighted average shares used in computation (000's):

     Basic ...............................................     17,515     19,253

     Effect of dilutive employee stock options ...........        475        711
                                                               ------     ------

     Diluted .............................................     17,990     19,964
                                                               ======     ======




                                 See accompanying notes.

                                  SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                (Dollars in thousands, except per common share amounts)


                                                            Nine Months Ended
                                                            -----------------
                                                           Sept. 30,   Sept. 30,
                                                             1999        1998
                                                             ----        ----

Net sales ..............................................  $1,403,389  $1,288,289

Cost of goods sold .....................................   1,221,043   1,116,338
                                                          ----------  ----------

     Gross profit ......................................     182,346     171,951

Selling, general and administrative expenses ...........      55,263      50,465

Reduction in carrying value of assets ..................      24,214        --
                                                          ----------  ----------

     Income from operations ............................     102,869     121,486

Interest expense and other related financing costs .....      65,085      59,985
                                                          ----------  ----------

     Income before income taxes ........................      37,784      61,501

Income tax provision ...................................      14,641      23,096
                                                          ----------  ----------

     Net income ........................................  $   23,143  $   38,405
                                                          ==========  ==========



Per common share data:

     Basic earnings per common share ...................       $1.30       $2.02
                                                               =====       =====

     Diluted earnings per common share .................       $1.27       $1.92
                                                               =====       =====


Weighted average shares used in computation (000's):

     Basic .............................................      17,757      19,051

     Effect of dilutive employee stock options .........         494         982
                                                              ------      ------

     Diluted ...........................................      18,251      20,033
                                                              ======      ======




                                   See accompanying notes.

                                 SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)

                                                            Nine Months Ended
                                                            -----------------
                                                           Sept. 30,   Sept. 30,
                                                             1999        1998
                                                             ----         ----

Cash flows from operating activities:
     Net income .......................................  $  23,143   $  38,405
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation .................................     60,227      53,439
         Amortization .................................      4,125       3,453
         Reduction in carrying value of assets ........     24,214        --
         Changes in assets and liabilities, net of
           effect of acquisitions:
              (Increase) in accounts receivable .......   (171,202)   (162,660)
              (Increase) in inventories ...............    (14,549)    (20,746)
              Decrease in other non-current assets ....      7,469      19,025
              (Decrease) in trade accounts payable ....    (55,026)    (15,357)
              Other, net ..............................      2,689      (2,612)
                                                         ---------   ---------
                  Total adjustments ...................   (142,053)   (125,458)
                                                         ---------   ---------
         Net cash used in operating activities ........   (118,910)    (87,053)
                                                         ---------   ---------

Cash flows from investing activities:
     Acquisition of businesses ........................       --      (193,972)
     Capital expenditures .............................    (61,899)    (58,841)
     Proceeds from sale of assets .....................        262       1,269
                                                         ---------   ---------
         Net cash used in investing activities ........    (61,637)   (251,544)
                                                         ---------   ---------

Cash flows from financing activities:
     Borrowings under revolving loans .................    729,609     852,327
     Repayments under revolving loans .................   (529,368)   (530,027)
     Purchases of treasury stock ......................    (16,504)    (20,273)
     Proceeds from stock option exercises .............        514       2,159
     Proceeds from issuance of long-term debt .........       --         7,193
     Repayment of long-term debt ......................     (2,148)    (18,365)
                                                         ---------   ---------
         Net cash provided by financing activities ....    182,103     293,014
                                                         ---------   ---------

Net increase (decrease) in cash and cash equivalents ..      1,556     (45,583)
Cash and cash equivalents at beginning of year ........      4,753      53,718
                                                         ---------   ---------
Cash and cash equivalents at end of period ............  $   6,309   $   8,135
                                                         =========   =========

Supplementary data:
     Cash interest payments ...........................  $  58,241   $  52,680
     Cash income tax payments, net of refunds .........      4,042       2,476


                           See accompanying notes.


                                                  SILGAN HOLDINGS INC.
                             CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             (Unaudited, except  for  information  at December 31, 1998)
                                           (Dollars and shares in thousands)


                                                Common Stock                                 Accumulated                  Total
                                                ------------      Additional                   other                   deficiency in
                                                         Par       paid-in     Accumulated  comprehensive   Treasury   stockholders'
                                               Shares   Value      capital       deficit    income (loss)    stock        equity
                                               ------   -----     ----------   -----------  -------------   --------   -------------

Balance at December 31, 1998 ............      18,256    $199      $117,911     $(131,940)     $(723)       $(42,755)    $(57,308)

Comprehensive income:

   Net income ...........................                                          23,143                                  23,143

   Foreign currency translation .........                                                        333                          333
                                                                                                                         --------

Comprehensive income ....................                                                                                  23,476

Issuance of common shares
  under stock option plan,
  including income tax
  benefit of $243 .......................         193       2           755                                                   757

Purchase of treasury stock ..............        (897)                                                       (16,504)     (16,504)
                                               ------    ----      --------     ---------      -----        --------     --------

Balance at September 30, 1999 ...........      17,552    $201      $118,666     $(108,797)     $(390)       $(59,259)    $(49,579)
                                               ======    ====      ========     =========      =====        ========     ========






















                                         See accompanying notes.

                               SILGAN HOLDINGS INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 1999 and 1998 and for the
                  three and nine months then ended is unaudited)



1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.


2.       Acquisition Reserves and Impairment Charge

Since 1995, the Company has completed three acquisitions in its metal food container business, including its acquisitions of the Food Metal and Specialty business ("AN Can") of American National Can Company in August 1995 and of the steel container manufacturing business ("CS Can") of Campbell Soup Company ("Campbell") in June 1998. During the third quarter of 1999, the Company completed a study initiated earlier this year to evaluate the long-term utilization of all assets of its metal food container business, including assets acquired through such acquisitions. As a result, the Company has recorded a non-cash charge to earnings of $24.2 million to reduce the carrying value of those assets determined to be surplus or obsolete.

As part of the plan to integrate and rationalize the operations of its various acquired businesses, the Company established reserves for certain costs, including costs for closing or downsizing certain manufacturing plants, integrating the selling, general and administrative functions with those of the Company, and other acquisition liabilities. These costs will principally be incurred through 2001.

                            SILGAN HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at September 30, 1999 and 1998 and for the
                three and nine months then ended is unaudited)

2.       Acquisition Reserves and Impairment Charge  (continued)

The activity in the Company's acquisition reserves and impairment charges recorded since December 31, 1998 are summarized as follows:

                                         Facilities Rationalization  Write Down
                                               and Acquisition          of
                                                  Reserves             Assets
                                         --------------------------  ----------
                                                 (Dollars in thousands)

Balance at December 31, 1998 ..........           $24,844

Charges to income .....................              --               $24,214
                                                                      =======
Amounts utilized in 1999 ..............            (6,306)
                                                  -------
Balance at September 30, 1999 .........           $18,538
                                                  =======

3.       Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at September 30, 1999 and 1998 and December 31, 1998 consist of the following:


                                                  Sept. 30,  Sept. 30,  Dec. 31,
                                                    1999       1998      1998
                                                    ----       ----      ----
                                                      (Dollars in thousands)

Foreign currency translation ..................    $(370)     $(713)    $(703)
Additional minimum pension liability ..........      (20)       --        (20)
                                                   -----      -----     -----
   Accumulated other comprehensive income
        (loss) ................................    $(390)     $(713)    $(723)
                                                   =====      =====     =====

The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                      Three Months Ended     Nine Months Ended
                                      ------------------     -----------------
                                     Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
                                              (Dollars in thousands)

Net income .......................   $6,033     $21,548     $23,143    $38,405
Foreign currency translation
     adjustments .................       46        (208)        333       (205)
                                     ------     -------     -------    -------
   Comprehensive income ..........   $6,079     $21,340     $23,476    $38,200
                                     ======     =======     =======    =======


                                SILGAN HOLDINGS INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Information at September 30, 1999 and 1998 and for the
                   three and nine months then ended is unaudited)


4.       Inventories

Inventories consisted of the following:

                                             Sept. 30,     Sept. 30,    Dec. 31,
                                               1999          1998         1998
                                               ----          ----         ----
                                                   (Dollars in thousands)

Raw materials and supplies ..............     $ 44,033     $ 41,433     $ 34,224
Work-in-process .........................       49,986       50,552       52,415
Finished goods ..........................      153,714      142,834      147,339
Spare parts and other ...................       10,769       10,809       10,927
                                              --------     --------     --------
                                               258,502      245,628      244,905
Adjustment to value inventory
   at cost on the LIFO method ...........        4,748        1,756        5,180
                                              --------     --------     --------
                                              $263,250     $247,384     $250,085
                                              ========     ========     ========




5.       Long-Term Debt

Long-term debt consisted of the following:


                                                Sept. 30,   Sept. 30,   Dec. 31,
                                                  1999        1998        1998
                                                  ----        ----        ----
                                                     (Dollars in thousands)

Bank debt:
     Bank Revolving Loans ..................  $  335,800  $  322,300   $135,900
     Bank A Term Loans .....................     223,900     223,900    223,900
     Bank B Term Loans .....................     192,449     192,449    192,449
     Canadian Bank Facility ................      14,422      17,300     15,586
                                              ----------  ----------   --------
        Total bank debt ....................     766,571     755,949    567,835

Subordinated debt:
     9% Senior Subordinated Debentures .....     300,000     300,000    300,000
     13 1/4% Subordinated Debentures .......      56,206      56,206     56,206
     Other .................................       3,000       3,000      3,000
                                              ----------  ----------   --------
        Total subordinated debt ............     359,206     359,206    359,206

Total debt: ................................   1,125,777   1,115,155    927,041
      Less: Amounts to be repaid within
            one year .......................     232,048     133,058     36,065
                                              ----------  ----------   --------
                                              $  893,729  $  982,097   $890,976
                                              ==========  ==========   ========

                                 SILGAN HOLDINGS INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at September 30, 1999 and 1998 and for the
                    three and nine months then ended is unaudited)


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

At September 30, 1999, bank revolving loans under the U.S. Credit Agreement totaled $335.8 million, of which $199.9 million related to seasonal working capital needs and common share repurchases and $135.9 million related to long-term financing of acquisitions. At September 30, 1999, amounts expected to be repaid within one year consisted of $200.2 million of bank revolving loans and $31.8 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been recorded as long-term debt.


6.       Income Taxes

In the third quarter of 1999, the Company revised its estimate of its annual effective tax rate to 38.75% from the previously provided rate of 39.0% in the first two quarters of the current year. As a consequence, during the quarter the Company provided for income taxes at an effective rate of 38.0%, as compared to 37.5% for the same period in 1998.

7.       Stockholders' Equity

The Company's Board of Directors has authorized the repurchase by the Company of up to $70.0 million of its common stock. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. The Company's repurchases of common stock are recorded as treasury stock and result in an increase in the deficiency in stockholders' equity. Through September 30, 1999, the Company repurchased 2,603,975 shares of its common stock for $59.9 million. In 1998, the Company issued 23,500 shares ($0.6 million) of its common stock from its treasury stock for stock option exercises.

                             SILGAN HOLDINGS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information at September 30, 1999 and 1998 and for the
                three and nine months then ended is unaudited)



8.       Business Segment Information

Presented below is a table setting forth reportable business segment profit or loss for the three and nine months ended September 30, 1999 and 1998 for the Company's three business segments. Segment information for 1998 has been restated to conform with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."



                                              Metal Food        Plastic        Specialty
                                             Containers(1)     Containers      Packaging      Other(2)          Total
                                             -------------     ----------      ---------      --------          -----
                                                                   (Dollars in millions)

Three Months Ended
September 30, 1999
------------------

Net sales ..........................          $  456.2          $ 79.1          $ 36.4         $ --          $  571.7
EBITDA(3) ..........................              58.1            15.7             4.6          (0.7)            77.7
Depreciation and amortization(4) ...              12.4             6.2             2.4           --              21.0
Segment profit (loss) ..............              45.7             9.5             2.2          (0.7)            56.7

Three Months Ended
September 30, 1998
------------------

Net sales ..........................          $  447.2          $ 79.0          $ 34.9         $ --          $  561.1
EBITDA(3) ..........................              61.6            13.5             3.3          (0.8)            77.6
Depreciation and amortization(4) ...              13.1             5.2             2.3           --              20.6
Segment profit (loss) ..............              48.5             8.3             1.0          (0.8)            57.0

Nine Months Ended
September 30, 1999
------------------

Net sales ..........................          $1,058.3          $242.0          $103.1         $ --          $1,403.4
EBITDA(3) ..........................             131.5            48.1            13.5          (2.8)           190.3
Depreciation and amortization(4) ...              38.1            17.7             7.3           0.1             63.2
Segment profit (loss) ..............              93.4            30.4             6.2          (2.9)           127.1

Nine Months Ended
September 30, 1998
------------------

Net sales ..........................          $  959.0          $231.1          $ 98.2         $ --          $1,288.3
EBITDA(3) ..........................             127.2            42.3             9.9          (2.2)           177.2
Depreciation and amortization(4) ...              34.6            14.5             6.6           --              55.7
Segment profit (loss) ..............              92.6            27.8             3.3          (2.2)           121.5


                                  SILGAN HOLDINGS INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information at September 30, 1999 and 1998 and for the
                     three and nine months then ended is unaudited)


8.       Business Segment Information (continued)

     (1)Excludes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in the three month period ended September 30, 1999.
     (2)The other category provides information pertaining to the corporate holding company.
     (3)EBITDA means earnings before interest, taxes, depreciation and amortization.
     (4)Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended September 30, 1999 and 1998 and $1.2 million for each of the nine months ended September 30, 1999 and 1998.


Total segment profit is reconciled to income before income taxes as follows:



                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                        Sept. 30,  Sept. 30, Sept. 30, Sept. 30,
                                          1999       1998      1999      1998
                                          ----       ----      ----      ----
                                                (Dollars in millions)

Total segment profit ................... $56.7      $57.0     $127.1    $121.5
Reduction in carrying value of assets
  of metal food container business .....  24.2        --        24.2      --
Interest expense and other related
  financing costs ......................  22.8       22.5       65.1      60.0
                                         -----      -----     ------    ------
    Income before income taxes ......... $ 9.7      $34.5     $ 37.8    $ 61.5
                                         =====      =====     ======    ======

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended September 30, 1999 and 1998 are provided below.


                                      Three Months Ended September 30,
                                      --------------------------------
                                           1999           1998
                                           ----           ----
                                          (Dollars in millions)

Net sales:
     Metal food containers ........       $456.2         $447.2
     Plastic containers ...........         79.1           79.0
     Specialty packaging ..........         36.4           34.9
                                          ------         ------
        Consolidated ..............       $571.7         $561.1
                                          ======         ======

Operating profit:
     Metal food containers (a) ....       $ 21.5         $ 48.5
     Plastic containers ...........          9.5            8.3
     Specialty packaging ..........          2.2            1.0
     Other ........................         (0.7)          (0.8)
                                          ------         ------
        Consolidated ..............       $ 32.5         $ 57.0
                                          ======         ======


    (a) Includes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in 1999.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Net Sales. Consolidated net sales increased $10.6 million, or 1.9%, to $571.7 million for the three months ended September 30, 1999, as compared to net sales of $561.1 million for the same three months in the prior year. This increase resulted primarily from increased sales of the metal food container business.

Net sales for the metal food container business were $456.2 million for the three months ended September 30, 1999, an increase of $9.0 million, or 2.0%, from net sales of $447.2 million for the same period in 1998. This increase resulted from increased unit sales and was partially offset by lower price realization.

Net sales for the plastic container business was $79.1 million during the three months ended September 30, 1999, as compared to net sales of $79.0 million for the same period in 1998.

Net sales for the specialty packaging business increased $1.5 million, or 4.3%, to $36.4 million during the three months ended September 30, 1999, as compared to $34.9 million for the same period in 1998. This increase resulted from increased unit sales.


Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.9% ($497.0 million) for the three months ended September 30, 1999, an increase of 0.3 percentage points as compared to 86.6% ($486.0 million) for the same period in 1998. The decline in gross profit margins during the quarter was primarily attributable to the effect of lower price realization by the metal food container business and was partially offset by improved gross margins of the plastic container and specialty packaging businesses.


Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 3.1% ($17.9 million) for the three months ended September 30, 1999, as compared to 3.2% ($18.1 million) for the three months ended September 30, 1998.


Income from Operations. Including the effect of the non-cash charge of $24.2 million to write down the value of certain assets of the metal food container business described below, income from operations for the three months ended September 30, 1999 was $32.5 million, as compared to $57.0 million for the same period in 1998. Excluding the effect of the non-cash charge, income from operations as a percentage of consolidated net sales was 9.9% ($56.7 million) for the three months ended September 30, 1999, as compared to 10.2% ($57.0 million) for the same period in the prior year. The decrease in operating margins in the third quarter of 1999 as compared to the same period in 1998 was principally attributable to lower operating margins of the metal food container business and was offset in part by the improved operating performance of the plastic container and specialty packaging businesses.

Since 1995, the Company has completed three acquisitions in its metal food container business, including the acquisitions of AN Can in August 1995 and of CS Can in June 1998. During the third quarter of 1999, the Company completed a study initiated earlier this year to evaluate the long-term utilization of all assets of its metal food container business, including assets acquired through such acquisitions. As a result, the Company recorded a one-time non-cash charge to earnings of $24.2 million, before income taxes, to write down the value of those assets determined to be surplus or obsolete.

Including the effect of the non-cash charge, income from operations for the metal food container business for the three months ended September 30, 1999 was $21.5 million, as compared to $48.5 million for the same period in 1998. Income from operations as a percentage of net sales excluding the effect of the non-cash charge was 10.0% ($45.7 million), as compared to 10.8% ($48.5 million) for the same period in 1998. This decrease was principally a result of anticipated lower price realization under recently renewed long-term supply agreements and was partially offset by lower overall per unit manufacturing costs.

Income from operations as a percentage of net sales for the plastic container business increased 1.5 percentage points to 12.0% ($9.5 million) for the three months ended September 30, 1999, as compared to 10.5% ($8.3 million) for the same period in 1998. The increase in income from operations as a percentage of net sales for the plastic container business was principally attributable to additional operating cost reductions realized during the quarter as compared to the third quarter of 1998.

Income from operations as a percentage of net sales for the specialty packaging business improved 3.1 percentage points to 6.0% ($2.2 million) for the three months ended September 30, 1999, as compared to 2.9% ($1.0 million) for the same period in 1998. The improvement in operating performance of the specialty packaging business was due to higher unit sales resulting in lower per unit production costs.


Interest Expense. Interest expense for the three months ended September 30, 1999 was $22.8 million, a $0.3 million increase over interest expense for the comparable period in 1998. This increase was principally a result of higher average revolving loan balances outstanding during the three months ended September 30, 1999 as compared to the same period in the prior year.


Income  Taxes.  The  provision  for  income  taxes  for the three  months  ended
September 30, 1999 was recorded at an effective tax rate of 38.0% ($3.7 million), as compared to 37.5% used in the comparable period in 1998. During the quarter, the Company revised its estimate of its annual effective tax rate to 38.75% from the previously provided rate of 39.0% in the first two quarters of 1999.


Net Income and Earnings per Share. As a result of the items discussed above, net income for the three months ended September 30, 1999 was $6.0 million, as compared to $21.5 million for the three months ended September 30, 1998. Excluding the effect of the non-cash charge described above, net income for the three months ended September 30, 1999 would have been $21.0 million. Earnings per diluted share for the third quarter of 1999 were $0.34, as compared to $1.08 for the same period in 1998. Excluding the effect of the non-cash charge, earnings per diluted share for the third quarter of 1999 would have been $1.17.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the nine months ended September 30, 1999 and 1998 are provided below.


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999            1998
                                                     ----            ----
                                                     (Dollars in millions)
Net sales:
     Metal food containers ................        $1,058.3       $  959.0
     Plastic containers ...................           242.0          231.1
     Specialty packaging ..................           103.1           98.2
                                                   --------       --------
        Consolidated ......................        $1,403.4       $1,288.3
                                                   ========       ========

Operating profit:
     Metal food containers (a) ............        $   69.2       $   92.5
     Plastic containers ...................            30.4           27.7
     Specialty packaging ..................             6.2            3.3
     Other ................................            (2.9)          (2.0)
                                                   --------       --------
        Consolidated ......................        $  102.9       $  121.5
                                                   ========       ========


     (a) Includes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in 1999.


Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

Net Sales. Consolidated net sales increased $115.1 million, or 8.9%, to $1,403.4 million for the nine months ended September 30, 1999, as compared to net sales of $1,288.3 million for the same nine months in the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales of the base business in all three business segments.

Net sales for the metal food container business were $1,058.3 million for the nine months ended September 30, 1999, an increase of $99.3 million, or 10.4%, from net sales of $959.0 million for the same period in 1998. This increase resulted from sales to Campbell under the Supply Agreement with Campbell entered into in June 1998 and from increased unit sales to other customers, and was offset in part by lower price realization.

Net sales for the plastic container business of $242.0 million during the nine months ended September 30, 1999 increased $10.9 million, or 4.7%, from net sales of $231.1 million for the same period in 1998. The increase in net sales was principally attributable to incremental sales added by the August 1998 acquisition of Clearplass Containers, Inc. as well as increased unit sales of the base business.

Net sales for the specialty packaging business increased $4.9 million, or 5.0%, to $103.1 million during the nine months ended September 30, 1999, as compared to $98.2 million for the same period in 1998. This increase resulted from higher unit sales.


Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.0% ($1,221.0 million) for the nine months ended September 30, 1999, an increase of 0.3 percentage points as compared to 86.7% ($1,116.3 million) for the same period in 1998. The decline in gross profit margins was primarily attributable to lower operating margins for the metal food container business, and was offset in part by the leveraging effect of increased unit sales of the plastic container and specialty packaging businesses.


Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the nine months ended September 30, 1999 and 1998 remained constant at 3.9% ($55.3 million and $50.5 million, respectively).


Income from Operations. Including the effect of the non-cash charge, income from operations for the nine months ended September 30, 1999 was $102.9 million, as compared to $121.5 million for the same period in 1998. In the third quarter of 1999, as discussed above, the Company established a one-time non-cash charge to earnings of $24.2 million, before income taxes, to write down the carrying value of certain assets of the metal food container business that were determined to be surplus or obsolete. Excluding the effect of the non-cash charge, income from operations as a percentage of consolidated net sales was 9.1% ($127.1 million) for the nine months ended September 30, 1999, as compared to 9.4% ($121.5 million) for the same period in the prior year. The decrease in operating margins was principally attributable to lower operating margins of the metal food container business and was offset in part by the improved operating performance of the plastic container and specialty packaging businesses.

Including the effect of the non-cash charge, income from operations for the metal food container business for the nine months ended September 30, 1999 was $69.2 million, as compared to $92.5 million for the same period in 1998. Income from operations as a percentage of net sales excluding the effect of the non-cash charge was 8.8% ($93.4 million) for the nine months ended September 30, 1999, as compared to 9.6% ($92.5 million) for the same period in 1998. The decrease in operating margins was principally attributable to anticipated lower margin sales to Campbell and lower price realization under recently renewed long-term supply agreements, and was partially offset by lower overall per unit manufacturing costs.

Income from operations as a percentage of net sales for the plastic container business for the nine months ended September 30, 1999 increased 0.6 percentage points to 12.6% ($30.4 million), as compared to 12.0% ($27.7 million) for the same period in 1998. The increase in income from operations as a percentage of net sales for the plastic container business was attributable to additional operating cost reductions realized during the current year as compared to the comparable prior year period and lower per unit manufacturing costs as a result of higher unit sales.

Income from operations as a percentage of net sales for the specialty packaging business improved 2.6 percentage points to 6.0% ($6.2 million) for the nine months ended September 30, 1999, as compared to 3.4% ($3.3 million) for the same period in 1998. The improvement in operating performance of the specialty packaging business was due to higher unit sales resulting in lower per unit production costs.


Interest Expense. Interest expense increased $5.1 million to $65.1 million for the nine months ended September 30, 1999, as compared to $60.0 million in the same period in 1998. This increase was principally a result of higher average revolving loan balances outstanding for the nine months ended September 30, 1999 as compared to the same period in the prior year, primarily to finance acquisitions and common stock repurchases.


Income Taxes. The provision for income taxes for the nine months ended September 30, 1999 was recorded at an effective tax rate of 38.75% ($14.6 million), as compared to 37.6% used in the comparable period in 1998.


Net Income and Earnings per Share. As a result of the items discussed above, net income for the nine months ended September 30, 1999 was $23.1 million, as compared to $38.4 million for the nine months ended September 30, 1998. Excluding the effect of the non-cash charge described above, net income for the nine months ended September 30, 1999 would have been $38.2 million. Earnings per diluted share for the nine months ended September 30, 1999 were $1.27, as compared to $1.92 for the same period in 1998. Excluding the effect of the non-cash charge, earnings per diluted share for the nine months ended September 30, 1999 would have been $2.09.


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

For the nine months ended September 30, 1999, the Company used net borrowings of revolving loans of $200.2 million under the Company's credit agreements and cash proceeds from the exercise of stock options of $0.5 million to fund cash used by operations of $118.9 million for the Company's seasonal working capital needs, net capital expenditures of $61.6 million, the repayment of debt of $2.1 million and repurchases of common stock for $16.5 million and to increase cash balances by $1.6 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other permitted purposes, including acquisitions and repurchases of its common stock. During the third quarter of 1999, at its peak the Company had incurred approximately $252.0 million of revolving loan borrowings under its credit agreements to fund its working capital needs. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of September 30, 1999, the Company had $336.1 million of revolving loans outstanding, of which $200.2 million related to seasonal working capital needs and common stock repurchases and is expected to be repaid by year end, and $135.9 million related to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at September 30, 1999, after taking into account outstanding letters of credit, was $198.6 million.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of September 30, 1999, the Company repurchased 2,603,975 shares of its common stock under its share repurchase program for an aggregate amount of $59.9 million, resulting in an average cost of $23.00 per share. The share repurchases were financed through revolving loan borrowings under the Company's U.S. Credit Agreement. The Company intends to finance any future share repurchases through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

As part of the Company's continuing evaluation of its business in order to maximize its production efficiencies, the Company is planning to close a West Coast metal food container facility in early 2000. Upon finalization of plans for the closure of the facility, the Company may be required to record a pretax charge to income ranging from $6-$8 million, most of which would relate to machinery and equipment and be non-cash.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, share repurchase plan, and tax obligations for the foreseeable future.

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market. The Company may borrow additional revolving loans under its U.S. Credit Agreement to fund such acquisitions and any resulting increased operating needs. However, the Company may need to incur additional new indebtedness or issue additional securities to fund such acquisitions and any resulting increased operating needs. Any such new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

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

Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company has modified, renovated or replaced its internal computing infrastructure, business applications and shop floor systems as necessary to assure Year 2000 compliance. The Company believes that its Year 2000 identification, assessment, remediation and testing efforts for its systems have now been completed.

The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts will approximate $2.2 million, which expenditures have been funded from operating cash flows. As of September 30, 1999, the Company had incurred costs of approximately $2.0 million related to the Year 2000 issue. Principally all of these costs relate to analysis, repair, upgrade or replacement of existing software.

The Company relies on numerous third party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these goods and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company's vendor and supplier base has been surveyed through questionnaires in an attempt to identify potential disruptions in the event of their Year 2000 noncompliance. Widespread disruption of certain utilities such as electricity would result in a temporary closure of affected facilities and potential damage to production equipment.

The Company has developed contingency plans related to the Year 2000 issue that include securing alternate sources of supply, stockpiling raw materials, increasing inventory levels, adjusting facility shutdown and start-up schedules, moving critical equipment to other facilities not affected by the Year 2000 issue, if necessary, and other appropriate measures. The contingency plans and related cost estimates are flexible and will be refined as additional information becomes available.

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

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the Company's belief that it has completed such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates and beliefs will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, unanticipated Year 2000 noncompliance by suppliers and/or customers and similar uncertainties.

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


Information regarding the Company's interest rate risk and foreign currency exchange rate risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 1999. There has not been a material change to the Company's interest rate risk or foreign currency exchange rate risk since such filings.


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




                                             SILGAN HOLDINGS INC.


Dated:  November 12, 1999                    /s/Harley Rankin, Jr.
-------------------------                    -------------------------------
                                             Harley Rankin, Jr.
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer)




Dated:  November 12, 1999                    /s/Stephen J. Sweeney
-------------------------                    -------------------------------
                                             Stephen J. Sweeney
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX

        EXHIBIT NO.                       EXHIBIT
        -----------                       -------
            12            Ratio  of  Earnings  to Fixed Charges
                          for the three and  nine months  ended
                          September 30, 1999 and 1998

            27 Financial Data Schedule for the nine months ended September 30, 1999, submitted to the Securities and Exchange Commission in electronic format

                                        Exhibit 12


                                   SILGAN HOLDINGS INC.
                            RATIO OF EARNINGS TO FIXED CHARGES



                                                                  Three Months Ended              Nine Months Ended
                                                                  ------------------              -----------------
                                                                Sept. 30,      Sept. 30,        Sept. 30,      Sept. 30,
                                                                  1999           1998             1999           1998
                                                                  ----           ----             ----           ----
                                                                                     (Unaudited)
                                                                               (Dollars in thousands)

Income before income taxes ....................................  $ 9,732        $34,495        $ 37,784        $ 61,501

Add:
        Interest expense and debt amortization ................   22,785         22,500          65,085          59,985

        Rental expense representative of interest factor ......      259            291             762             871
                                                                 -------        -------        --------        --------

        Earnings, as adjusted .................................  $32,776        $57,286        $103,631        $122,357
                                                                 =======        =======        ========        ========

Fixed charges:
        Interest expense and debt amortization ................  $22,785        $22,500        $ 65,085        $ 59,985

        Rental expense representative of interest factor ......      259            291             762             871
                                                                 -------        -------        --------        --------

        Total fixed charges ...................................  $23,044        $22,791        $ 65,847        $ 60,856
                                                                 =======        =======        ========        ========


Ratio of earnings to fixed charges ............................     1.42           2.51            1.57            2.01
