Form 10-K
period 1999-12-31
SILGAN HOLDINGS INC
filed 2000-03-14
CIK 849869

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                    -----------

                                     FORM 10-K

                           FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $56.7 million.

As of March 1, 2000, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 17,546,694.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.



                                                      TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

Part I............................................................................................................1
   Item 1.     Business...........................................................................................1
   Item 2.     Properties........................................................................................13
   Item 3.     Legal Proceedings.................................................................................15
   Item 4.     Submission of Matters to a Vote of Security Holders...............................................15
PART II..........................................................................................................16
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................16
   Item 6.     Selected Financial Data...........................................................................16
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................20
   Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.........................................33
   Item 8.     Financial Statements and Supplementary Data.......................................................34
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure....................................................................................34
PART III.........................................................................................................35
   Item 10.    Directors and Executive Officers of the Registrant................................................35
   Item 11.    Executive Compensation............................................................................38
   Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................38
   Item 13.    Certain Relationships and Related Transactions....................................................38
PART IV..........................................................................................................39
   Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K................................39





















                                       -i-

                                     PART I

Item 1.  Business.

General

     Silgan Holdings Inc. ("Holdings"; together with its direct and indirect owned subsidiaries, the "Company") is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household detergent and chemical products and (iii) specialty packaging items used in the food and beverage industries, including metal caps and closures, aluminum roll-on closures, plastic bowls, plastic cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in the United States for the year ended December 31, 1999 of 47%. The Company is also a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

     The Company was founded in 1987 by its Co-Chief Executive Officers. Since its inception, the Company has acquired sixteen businesses. See "--Company History." As a result of its growth strategy, the Company has increased its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 47% in 1999. The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $321.2 million in 1999, while sales of the Company's specialty packaging business have grown from $9.6 million in 1994 to $134.5 million in 1999.

     The Company's strategy has enabled it to rapidly increase its net sales and income from operations. The Company's net sales have increased from $861.4 million in 1994 to $1,856.8 million in 1999, representing a compound annual growth rate of approximately 16.6%. During this period, income from operations increased from $75.1 million in 1994 (excluding the effect of a $16.7 million non-cash charge for the reduction in carrying value of assets) to $160.4 million in 1999 (excluding the effect of an aggregate of $36.1 million of rationalization charges), representing a compound annual growth rate of approximately 16.4%.

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

Growth Strategy

     The Company intends to enhance its position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and to increase profitability. The key components of this strategy are to (i) increase the Company's market share in its current business lines through acquisitions and internal growth, (ii) expand into complementary business lines by applying the Company's acquisition and operating expertise to other areas of the consumer goods packaging market and (iii) improve the profitability of acquired businesses through integration, rationalization and capital investments to enhance their manufacturing and production efficiency.

     Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal food container, plastic container and specialty packaging markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. In its acquisitions, the Company has followed a disciplined approach of acquiring businesses at reasonable cash flow multiples. No assurance can be given that in the future the Company will be able to locate or acquire suitable businesses on acceptable terms or at reasonable cash flow multiples.

     The Company's overall share of the U.S. metal food container market has more than quadrupled since 1987, increasing from approximately 10% in 1987 to approximately 47% in 1999. During the past twelve years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle Food Company ("Nestle"), The Dial Corporation ("Dial"), Del Monte Corporation ("Del Monte"), Agrilink Foods, Inc. ("Agrilink") and, most recently, Campbell Soup Company ("Campbell") reflect this trend. Additionally, in 1995 the Company acquired the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC"), expanding its customer base and geographic diversity. See "--Company History."

     The Company's plastic container business has increased its market position from a sales base of $88.8 million in 1987 to $321.2 million in 1999 primarily through strategic acquisitions. See "--Company History." The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in this segment. The Company also expects to continue to generate internal growth. For example, the Company intends to aggressively market to the personal care and pharmaceutical markets its family of stock polyethylene terephthalate ("PET") containers provided by a recent acquisition, using its sales force as well as distributors and taking advantage of its existing customer relationships. Due to increasing consumer preference for plastic as a substitute for glass, the Company is also aggressively pursuing opportunities for its custom designed PET and high density polyethylene ("HDPE") containers. These opportunities include producing PET containers for food and regional bottled water companies, and PET and HDPE containers for markets such as hair care, skin care, oral care and household detergents and chemicals. Additionally, as customers develop relationships with fewer suppliers, the Company intends to capitalize on its ability to supply customers throughout North America.

     The Company's acquisition strategy with respect to its specialty packaging business is to acquire businesses with a significant percentage of a niche market in the consumer goods packaging industry. Specialty packaging products currently manufactured by the Company include steel closures for glass and plastic containers; aluminum roll-on closures for glass and plastic containers; its licensed Omni plastic container, a multi-layer microwaveable plastic bowl with an easy-open metal end; its licensed Procan multi-layer plastic can with an easy-open metal end; and paperboard containers.

     Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. Although no assurance can be given that the Company will be able to locate or acquire attractive acquisition candidates on acceptable terms, management believes that certain trends in and characteristics of the consumer goods packaging industry will generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Additionally, many of these segments are experiencing consolidation.

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

     In 1999, the Company reduced its total debt by $43.7 million to $883.3 million from $927.0 million in 1998. The Company achieved this reduction as a result of its increased Adjusted EBITDA (as defined in "Selected Financial Data") in 1999 as compared to 1998 and because it did not complete any acquisition and did not incur additional acquisition related indebtedness in 1999. The Company achieved this debt reduction in 1999 despite higher capital expenditures and interest expense in 1999 as compared to 1998 and the incurrence of $16.6 million of indebtedness in 1999 for Common Stock repurchases. As a result of this debt reduction and the Company's increased Adjusted EBITDA, the Company's ratios of Adjusted EBITDA to interest expense and total debt to Adjusted EBITDA continued to improve in 1999. Unless the Company incurs additional indebtedness in 2000 to finance acquisitions, the Company expects to further reduce its total debt in 2000. Additionally, the Company may redeem its 13-1/4% Subordinated Debentures due 2006 (the "13-1/4% Exchange Debentures") ($56.2 million principal amount) in the third quarter of 2000, using lower cost revolving loans under its U.S. senior secured credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategy."

Business Segments

     Holdings is a holding company that conducts its business through two wholly owned operating subsidiaries, Silgan Containers Corporation (together with its subsidiaries, "Containers") and Silgan Plastics Corporation (together with its subsidiaries, "Plastics"). Containers' operations include the Company's metal food container business and specialty packaging business. See Note 16 to the Company's Consolidated Financial Statements for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

     Metal Food Container Business. For 1999, the Company's metal food container business had net sales of $1,401.1 million (approximately 76% of the Company's net sales) and income from operations of $120.7 million (approximately 73% of the Company's income from operations) (without giving effect to an aggregate of $36.1 million of rationalization charges and to corporate expense). The Company's metal food container business has realized compound annual unit sales growth in excess of 15% since 1994. The Company's metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. The Company's metal food container business manufactures metal containers for soup, vegetables, fruit, pet food, meat, tomato based products, coffee, seafood, adult nutritional drinks and other miscellaneous food products. The Company estimates that approximately 75% of its projected metal food container sales in 2000 will be pursuant to long-term supply arrangements, including agreements with Nestle, Del Monte, Campbell and several other major food processors. See "--Sales and Marketing."

     Plastic Container Business. For 1999, Plastics had net sales of $321.2 million (approximately 17% of the Company's net sales) and income from operations of $38.6 million (approximately 24% of the Company's income from operations) (without giving effect to an aggregate of $36.1 million of rationalization charges and to corporate expense). Plastics emphasizes value-added design, fabrication and decoration of custom designed PET and HDPE containers in its business. Plastics manufactures custom designed HDPE containers for personal care and health products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household detergent and chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals, and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. In addition, Plastics manufactures custom designed PET containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, salad dressings, condiments, instant coffee, bottled water and liquor. Because these products are characterized by short product life and a demand for creative packaging, the containers manufactured for these products generally have more sophisticated designs and decorations. Plastics also manufactures a family of stock PET containers for the personal care and pharmaceutical markets.

     Specialty Packaging Business. For 1999, the Company's specialty packaging business had net sales of $134.5 million (approximately 7% of the Company's net sales) and income from operations of $5.0 million (approximately 3% of the Company's income from operations) (without giving effect to an aggregate of $36.1 million of rationalization charges and to corporate expense). The Company's specialty packaging business manufactures and sells steel caps and closures, aluminum roll-on closures, Omni and Procan plastic containers and paperboard containers used in the food and beverage industries. The Company's specialty packaging business is also engaged in the development of new proprietary technology for easy open plastic ends. The Company intends to market its easy open plastic ends with its Omni plastic containers.

Manufacturing and Production

     As is the practice in the industry, most of the Company's customers provide it with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. Such estimates enable the Company to effectively manage production and control working capital requirements. The Company schedules its production to meet customers' requirements. Because the production time for the Company's products is short, the backlog of customer orders in relation to its sales is not material.

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

Metal Food Container Business

     The Company uses tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of its metal food container products. The Company's material requirements are supplied through purchase orders with suppliers with whom the Company has long-term relationships. If its suppliers fail to deliver under their arrangements, the Company would be forced to purchase raw materials on the open market, and no assurances can be given that it would be able to make such purchases at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

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

     In 1999, 1998 and 1997, approximately 12%, 14%, and 17%, respectively, of the Company's sales were to Nestle, and approximately 11%, 12%, and 11%, respectively, of the Company's sales were to Del Monte. Additionally, in 1999 approximately 12% of the Company's sales were to Campbell. No other customer accounted for more than 10% of the Company's total sales during such years.

Metal Food Container Business

     The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in 1999 in the United States of approximately 47%. The Company's largest customers for this segment include Nestle, Del Monte, Campbell, Dial, H.J. Heinz Co., Hormel Foods Corp., International Home Foods, Inc., Land O' Lakes, Inc. and The Pillsbury Company.

     The Company has entered into multi-year supply arrangements with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers. The Company estimates that approximately 75% of its projected metal food container sales in 2000 will be pursuant to such multi-year supply arrangements. Historically, the Company has been successful in continuing these multi-year supply arrangements with its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy" and "--Financial Strategy."

     Since its inception in 1987, the Company has supplied Nestle with substantially all of its U.S. metal container requirements. In 1999, total sales of metal containers by the Company to Nestle were $214.8 million. The Company currently has three supply agreements with Nestle (the "Nestle Supply Agreements") under which it supplies Nestle with a large majority of its U.S. metal container requirements (representing approximately 9.2% of the Company's 1999 sales). The terms of the Nestle Supply Agreements were recently extended for an additional seven years from 2001 through 2008 for approximately half of the metal container sales under the Nestle Supply Agreements, in return for certain price reductions for such metal containers beginning in 2001. The Company believes that these price reductions will not have a material adverse effect on its financial condition or results of operations. The terms of the Nestle Supply Agreements for the remaining metal containers currently supplied thereunder continue through 2004.

     The Nestle Supply Agreements provide for certain prices and specify that such prices will be increased or decreased based upon cost change formulas set forth therein. These agreements contain provisions that require the Company to maintain certain levels of product quality, service and delivery in order to retain the business. In the event of a breach of any such agreement, Nestle may terminate such Nestle Supply Agreement but the other Nestle Supply Agreements would remain in effect. Under certain limited circumstances, Nestle may provide to the Company a competitive bid for certain metal containers sales under these agreements. The Company has the right to retain the business subject to the terms of such bid. There can be no assurance that such bid will be made at sales prices then in effect for such metal containers, and until such bid is received the Company cannot predict the effect, if any, on its results of operations of matching or not matching such bid. In the event the Company chooses not to match such bid, the Nestle Supply Agreements will terminate only with respect to the metal containers which are the subject of such bid.

     The Company also supplies metal containers to Nestle pursuant to purchase orders from Nestle (representing approximately 2.4% of the Company's 1999 sales). These sales are substantially pursuant to supply arrangements that the Company has had with Nestle since 1987. There can be no assurance, however, that the Company will continue to supply such metal containers to Nestle in any future period. However, the Company believes that the loss of any such sales would not have a material adverse effect on the Company's results of operations.

     In connection with the Company's acquisition of Del Monte's U.S. metal container manufacturing operations in December 1993, the Company and Del Monte entered into a supply agreement (the "DM Supply Agreement") pursuant to which Del Monte has agreed to purchase from the Company substantially all of its annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. The term of the DM Supply Agreement currently continues until December 21, 2006. In 1999, sales of metal containers by the Company to Del Monte were $204.4 million.

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

     In connection with the Company's June 1998 acquisition of the steel container manufacturing business of Campbell ("CS Can"), the Company and Campbell entered into a ten-year supply agreement (the "Campbell Supply Agreement"). Under the Campbell Supply Agreement, Campbell has agreed to purchase from the Company for the term of such agreement substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. In 1999, sales of metal containers by the Company to Campbell were $206.3 million.

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

Plastic Container Business

     The Company is one of the leading manufacturers of custom designed HDPE and PET containers sold in North America. The Company markets its plastic containers in most areas of North America through a direct sales force and through a large network of distributors. Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 75% of the Company's plastic containers are sold for personal care and health products, such as hair care, skin care, oral care, pharmaceutical and other health care applications. The Company's largest customers in these product segments include the Helene Curtis and Chesebrough-Ponds divisions of Unilever Home and Personal Care North America, The Procter & Gamble Co., Warner-Lambert Co., Bristol-Myers Squibb Co. and Avon Products Inc. The Company also manufactures plastic containers for food and beverage products, such as salad dressings, condiments, bottled water and liquor. Customers in these product segments include The Procter & Gamble Co., Kraft Foods Inc., and The Torbitt & Castleman Company.

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

Specialty Packaging Business

     The Company believes that in the United States it is the largest manufacturer of aluminum roll-on closures, the largest manufacturer of retortable, multi-layer microwaveable plastic bowls for single serve food applications, and the third largest supplier of steel closures. The Company's metal closures are used by food processors for hot-filled foods, including pasta sauces, salsas, apple sauces and new-age beverages such as ready-to-drink teas, juices and wellness beverages; pickles; coffee creamer; mayonnaise; beers and wines; bottled water and carbonated beverages; chocolate drinks; and liquor products. The Company's Omni and Procan plastic containers are used by food processors for microwaveable soup, pasta and meat single serve meals, pie fillings and salsa.

     The Company's specialty packaging business has had long-term relationships with many of its customers. A majority of the sales of the specialty packaging business are pursuant to multi-year contracts that contain provisions for the pass through of material and labor cost changes. The Company's largest customers in this segment include Campbell, Lipton (a division of Unilever N.V.), Anheuser-Busch Companies, Inc., Triarc Beverage Group, Nestle, Hormel Foods Corp., South Beach Beverages LLC, Gerber Products Co. (a unit of Novartis Consumer Health, Inc.), Cadbury Schweppes Delaware LP, PepsiCo Inc., Arizona Beverage Co. and Miller Brewing Co.

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

     Because of the high cost of transporting empty containers, the Company's metal food and plastic container businesses generally sell to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give the Company an advantage over competitors from other areas, and the Company could be disadvantaged by the relocation of a major customer. As of March 1, 2000, the Company operated 58 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers.

Metal Food Container Business

     Of the commercial metal food container manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are the Company's most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

     Although metal containers face continued competition from plastic, paper, glass and composite containers, management believes that metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures, where the contents are packaged in larger consumer or institutional quantities (8 to 64 oz.) or where long-term storage of the product is desirable. Management also believes that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport.

Plastic Container Business

     Plastics competes with a number of large national producers of plastic containers for personal care, health, food, beverage, pharmaceutical and household detergent and chemical products, including Owens-Illinois, Inc., Crown Cork and Seal Company, Inc., Schmalbach-Lubeca AG and Plastipak Packaging Inc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Specialty Packaging Business

     The Company's competitors in the manufacture and sale of metal closures include White Cap Inc. (a subsidiary of Schmalbach-Lubeca AG), Anchor Closures
(a unit of Crown Cork and Seal Company, Inc.), and Zapata International Corp. The Company competes in the manufacture and sale of metal closures through its established customer relationships, the quality of its products, its service, and its low cost producer position. While management believes that metal closures are superior to plastic closures because they offer stronger product integrity and greater aesthetics through metal lithography, metal closures have faced competition for several years from plastic substitutions, particularly as PET plastic containers have replaced glass containers.

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


Employees

     As of December 31, 1999, the Company employed approximately 1,230 salaried and 4,910 hourly employees on a full-time basis. Approximately 56% of the Company's hourly plant employees are represented by a variety of unions. In addition, in connection with the Company's acquisition of CS Can, Campbell is currently providing to the Company approximately 750 hourly employees on a full-time basis at the facilities leased by the Company from Campbell.

     The Company's labor contracts expire at various times between 2000 and 2008. As of December 31, 1999, contracts covering approximately 13% of the Company's hourly employees expire during 2000. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

Research and Product Development

     The Company's research, product development and product engineering efforts relating to its metal food container and specialty packaging businesses are conducted at its new research facility in Oconomowoc, Wisconsin. The Company's research, product development and product engineering efforts with respect to its plastic container business are performed by its manufacturing and engineering personnel located at its Norcross, Georgia facility.

Company History

     Holdings is a Delaware corporation formed as a holding company to acquire interests in various packaging manufacturers. See "--General." Holdings' principal assets are all of the outstanding capital stock of Containers and Plastics.

     Since its origin in 1987, the Company has completed the following acquisitions:





       Acquired Business                       Year         Products
       -----------------                       ----         --------
Nestle's metal container manufacturing         1987  Metal food containers
   division
Monsanto Company's plastic container business  1987  Plastic containers
Fort Madison Can Company of Dial               1988  Metal food containers
Seaboard Carton Division of Nestle             1988  Paperboard containers
Aim Packaging, Inc.                            1989  Plastic containers
Fortune Plastics Inc.                          1989  Plastic containers
Express Plastic Containers Limited             1989  Plastic containers
Amoco Container Company                        1989  Plastic containers
Del Monte's U.S. can manufacturing operations  1993  Metal food containers
Food Metal and Specialty business of ANC       1995  Metal food containers,
                                                     metal caps and closures
                                                     and Omni plastic containers
Finger Lakes Packaging Company, Inc., a        1996  Metal food containers
   subsidiary of Agrilink
Alcoa's North American aluminum roll-on        1997  Aluminum roll-on closures
  closure business ("Roll-on Closures")
Rexam plc's North American plastic container   1997  Plastic containers and
   business                                          closures
Winn Packaging Co. ("Winn")                    1998  Plastic containers
Campbell's steel container manufacturing       1998  Metal food containers
   business
Clearplass Containers, Inc. ("Clearplass")     1998  Plastic containers



Item 2.  Properties.

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

     The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 34 metal food container, 19 plastic container and 5 specialty packaging manufacturing facilities. Twenty-four of these facilities are owned and 34 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2000 for its metal food container business:


                                              Approximate Building Area
     Location                                       (square feet)
     --------                                       -------------

     Tarrant, AL.........................           89,100 (leased)
     Kingsburg, CA.......................           35,600 (leased)
     Modesto, CA.........................           37,800 (leased)
     Modesto, CA.........................          128,000 (leased)
     Modesto, CA.........................          150,000 (leased)
     Riverbank, CA.......................          167,000
     Sacramento, CA......................          284,900 (leased)
     San Leandro, CA.....................           73,000 (leased)
     Stockton, CA........................          243,500
     Hoopeston, IL.......................          323,000
     Rochelle, IL........................          175,000
     Waukegan, IL........................           40,000 (leased)
     Hammond, IN.........................          158,000 (leased)
     Laporte, IN.........................          144,000 (leased)
     Fort Madison, IA....................           65,000
     Ft. Dodge, IA.......................          155,200 (leased)
     Benton Harbor, MI...................           20,200 (leased)
     Savage, MN..........................          160,000
     St. Paul, MN........................          470,000
     Mt. Vernon, MO......................          100,000
     Northtown, MO.......................          111,700 (leased)
     St. Joseph, MO......................          173,700
     Maxton, NC..........................          231,800 (leased)
     Edison, NJ..........................          260,000
     Lyons, NY...........................          149,700
     Napoleon, OH........................          339,600 (leased)
     Crystal City, TX....................           26,000 (leased)
     Paris, TX...........................          266,300 (leased)
     Toppenish, WA.......................          105,000
     Menomonee Falls, WI.................          116,000
     Menomonie, WI.......................          129,400 (leased)
     Oconomowoc, WI......................          105,200
     Plover, WI..........................           91,400 (leased)
     Waupun, WI..........................          212,000

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2000 for its plastic container business:


                                              Approximate Building Area
     Location                                      (square feet)
     --------                                      -------------

     Sheffield, AL.......................           20,200 (leased)
     Anaheim, CA.........................          127,000 (leased)
     Deep River, CT......................          140,000
     Monroe, GA..........................          139,600
     Norcross, GA........................           59,000 (leased)
     Flora, IL...........................           56,400
     Ligonier, IN........................          469,000 (276,000 leased)
     Seymour, IN.........................          431,000
     Albia, IA...........................           53,000 (leased)
     Franklin, KY........................          122,000 (leased)
     Penn Yan, NY........................          100,000
     Fairfield, OH.......................          185,000 (leased)
     Port Clinton, OH....................          257,400 (leased)
     Langhorne, PA.......................          156,000 (leased)
     Mississauga, Ontario................           75,000 (leased)
     Mississauga, Ontario................           62,600 (leased)
     Scarborough, Ontario................          117,000
     Lachine, Quebec.....................          113,300 (leased)
     Lachine, Quebec.....................           77,800 (leased)



     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2000 for its specialty packaging business:


                                             Approximate Building Area
     Location                                     (square feet)
     --------                                     -------------

     Norwalk, CT.........................           14,400 (leased)
     Broadview, IL.......................           85,000
     Woodstock, IL.......................          186,700 (leased)
     Evansville, IN......................          188,000
     Richmond, IN........................          462,000



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

Item 3.  Legal Proceedings.

     Other than ordinary routine legal proceedings incidental to its business, the Company is not a party to, and none of its properties are subject to, any pending legal proceedings which could have a material adverse effect on its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of March 1, 2000, there were approximately 81 holders of record of the Common Stock. Holdings has never declared or paid cash dividends on its Common Stock. Holdings currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of Holdings' Board of Directors and will be dependent upon Holdings' consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by Holdings' Board of Directors. The Company's U.S. bank credit agreement and indentures for its 9% Senior Subordinated Debentures due 2009 (the "9% Debentures") and 13-1/4% Exchange Debentures allow Holdings to pay dividends on its Common Stock up to specified limits. The following table sets forth the high and low closing sales prices of Holdings' Common Stock as reported by the Nasdaq National Market System for the periods indicated below.

                                              High         Low
                                              ----         ---
          1998
          ----
          First Quarter..................    $35.750     $27.375
          Second Quarter.................     36.000      28.000
          Third Quarter..................     27.875      20.625
          Fourth Quarter.................     28.000      20.000


                                              High         Low
                                              ----         ---
          1999
          ----
          First Quarter..................    $27.875      16.688
          Second Quarter.................     24.500      14.750
          Third Quarter..................     24.125      18.000
          Fourth Quarter.................     19.875      11.250


Item 6.  Selected Financial Data.

     Set forth below are selected historical consolidated financial data of the Company at December 31, 1999, 1998, 1997, 1996, and 1995 and for the years then ended.

     The selected historical consolidated financial data of the Company at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 were derived from the historical consolidated financial statements of the Company for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of the Company at December 31, 1997, 1996, and 1995 and for the years ended December 31, 1996 and 1995 were derived from the historical audited consolidated financial statements of the Company for such periods.

     The selected historical consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                               Selected Financial Data

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                   1999         1998(a)        1997          1996         1995(b)
                                                                   ----         -------        ----          ----         -------
                                                                        (Dollars in millions, except per share data)

Operating Data:
Net sales ...............................................        $1,856.8      $1,738.7      $1,511.4       $1,405.7      $1,101.9
Cost of goods sold ......................................         1,621.4       1,516.3       1,303.5        1,221.9         970.5
                                                                 --------      --------      --------       --------      --------
Gross profit ............................................           235.4         222.4         207.9          183.8         131.4
Selling, general and administrative expenses ............            75.0          68.1          60.8           60.5          46.9
Non-cash stock option charge (c) ........................             --            --           22.5            --            --
Rationalization charges (d) .............................            36.1           --            --             --           14.7
                                                                 --------      --------      --------       --------      --------
Income from operations ..................................           124.3         154.3         124.6          123.3          69.8
Interest expense and other related financing costs ......            86.1          81.5          80.7           89.4          80.7
                                                                 --------      --------      --------       --------      --------
Income (loss) before income taxes .......................            38.2          72.8          43.9           33.9         (10.9)
Income tax provision  (benefit) (e) .....................            14.3          26.9          (6.7)           3.3           5.1
                                                                 --------      --------      --------       --------      --------
Income (loss) before extraordinary charges ..............            23.9          45.9          50.6           30.6         (16.0)
Extraordinary charges relating to early
     extinguishment of debt..............................             --            --           16.4            2.2           5.8
                                                                 --------      --------      --------       --------      --------
Net income (loss) before preferred stock dividend
     requirement ........................................            23.9          45.9          34.2           28.4         (21.8)
Preferred stock dividend requirement.....................             --            --            3.2            3.0           --
                                                                 --------      --------      --------       --------      --------
Net income (loss) applicable to common stockholders......        $   23.9      $   45.9      $   31.0       $  25.4       $  (21.8)
                                                                 ========      ========      ========       ========      ========
Basic earnings per common share:
   Income (loss) before extraordinary charges ...........        $   1.35      $   2.41      $   2.75       $   1.75      $  (0.82)
   Extraordinary charges ................................             --            --          (0.89)         (0.13)        (0.30)
   Preferred stock dividend requirement..................             --            --          (0.18)         (0.17)          --
                                                                 --------      --------      --------       --------      --------
   Net income (loss) per basic common share .............        $   1.35      $   2.41      $   1.68       $   1.45      $  (1.12)
                                                                 ========      ========      ========       ========      ========
Diluted earnings per common share:
   Income (loss) before extraordinary charges ...........        $   1.32      $   2.30      $   2.56       $   1.65      $  (0.82)
   Extraordinary charges ................................             --            --          (0.83)         (0.12)        (0.30)
   Preferred stock dividend requirement..................             --            --          (0.16)         (0.16)          --
                                                                 --------      --------      --------       --------      --------
   Net income (loss) per diluted common share ...........        $   1.32      $   2.30      $   1.57       $   1.37      $  (1.12)
                                                                 ========      ========      ========       ========      ========

Selected Segment Data:
Net sales:
   Metal food container business ........................        $1,401.1      $1,299.0      $1,134.5       $1,098.6      $  845.5
   Plastic container business ...........................           321.2         310.9         263.3          216.4         219.6
   Specialty packaging business .........................           134.5         128.8         113.6           90.7          36.8
Income from operations (f):
   Metal food container business ........................           120.7         116.1         118.5           95.6          54.8
   Plastic container business ...........................            38.6          38.0          28.5           18.4          13.2
   Specialty packaging business .........................             5.0           3.3           1.9           10.5           3.4

Other Data:
Adjusted EBITDA (g) .....................................        $  246.4      $  231.8      $  210.5       $  181.6      $  128.9
Capital expenditures ....................................            87.4          86.1          62.2           56.9          51.9
Depreciation and amortization (h) .......................            86.0          77.5          63.4           57.5          43.6
Cash flows provided by operating activities .............           143.3         147.4         117.9          125.2         209.6
Cash flows used in investing activities .................           (84.9)       (278.3)       (100.5)         (98.3)       (397.1)
Cash flows provided by (used in) financing activities....           (60.7)         82.0          35.3          (27.9)        186.9

Balance Sheet Data (at end of period):
Total assets ............................................        $1,185.3      $1,224.0      $1,050.6       $  913.5      $  900.0
Total debt ..............................................           883.3         927.0         805.3          760.0         786.1
Redeemable preferred stock ..............................             --            --            --            53.0           --
Deficiency in stockholders' equity ......................           (48.7)        (57.3)        (67.3)        (191.0)       (180.6)

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

(c) In connection with Holdings' initial public offering of its Common Stock in February 1997 (the "IPO"), the Company recognized a non-cash charge of $22.5 million at the time of the IPO for the excess of the fair market value over the grant price of certain stock options, less $3.7 million previously accrued. See Note 12 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

(d) In the fourth quarter of 1999, the Company decided to close two manufacturing facilities of the metal food container business, resulting in a charge of $11.9 million (including $7.3 million for the write-down in carrying value of assets determined to be impaired). Additionally, based upon a review of the depreciable assets of the metal food container business in 1999 and 1995, the Company determined that certain adjustments were necessary to properly reflect net realizable values and recorded a write-down of $24.2 million and $14.7 million in 1999 and 1995, respectively, for the excess of carrying value over estimated realizable value of machinery and equipment which had become obsolete or surplus. See
    Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

(e) During 1997, the Company determined that a portion of the future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and increased probability of future taxable income. Accordingly, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company recognized an income tax benefit for its recoverable net operating loss carryforwards. See Note 11 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

(f) Income from operations in the selected segment data excludes (i) charges of $36.1 million and $14.7 million for the years ended December 31, 1999 and 1995, respectively, all as referred to in footnote (d) above, (ii) the non-cash stock option charge of $22.5 million incurred as a result of the IPO, as referred to in footnote (c) above, and (iii) corporate expense.

(g) "Adjusted EBITDA" means consolidated net income before extraordinary charges and preferred stock dividends plus, to the extent reflected in the income statement for the applicable period, without duplication, consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back charges incurred for the closing of facilities ($11.9 million for the year ended December 31, 1999, as referred to in footnote (d) above), charges incurred for the reduction in carrying value of assets ($24.2 million and $14.7 million for the years ended December 31, 1999 and 1995, respectively, as referred to in footnote
    (d) above) and certain other non-cash charges (including a charge of $22.5 million incurred in 1997 in connection with the IPO, as referred to in footnote (c) above, and charges relating to the vesting of benefits under stock appreciation rights of $0.8 million for each of the years ended December 31, 1996 and 1995). The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of income or cash flows data prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of income and consolidated statements of cash flows of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(h) Depreciation and amortization excludes amortization of debt financing costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist in an understanding of the Company's consolidated financial condition and results of operations for the three-year period ended December 31, 1999. The Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion and analysis.

General

     The Company is a leading North American manufacturer of consumer goods packaging products that currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health, food, pharmaceutical and household detergent and chemical products and
(iii) specialty packaging items used in the food and beverage industries, including steel caps and closures, aluminum roll-on closures, plastic bowls, plastic cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 1999 of 47% in the United States, a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. See "Business--General."

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

     For example, during the past twelve years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Agrilink and, most recently, Campbell reflect this trend. During this period, the Company's overall share of the U.S. metal food container market more than quadrupled, from approximately 10% in 1987 to approximately 47% in 1999. See "Business--General--Growth Strategy."

     The Company's plastic container business has also increased its market position from a sales base of $88.8 million in 1987 to $321.2 million in 1999 through strategic acquisitions and, to a lesser extent, through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and management intends to pursue consolidation opportunities in that segment. See "Business--General--Growth Strategy."

     Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. Although no assurance can be given that the Company will be able to locate or acquire attractive acquisition candidates on acceptable terms, management believes that certain trends in and characteristics of the consumer goods packaging industry will generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments.
Additionally, many of these segments are experiencing consolidation. See "Business--General--Growth Strategy."

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

     Historically, the Company has been able to improve its operating margins through productivity and cost reduction opportunities provided by its acquisitions. Following an acquisition, the Company initiates a systematic program, which usually is implemented over a number of years, to optimize its manufacturing facilities. As a result, this improvement to operating margins generally has been realized over a number of years. See "--Capital Resources and Liquidity."

     In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Over the past five years, the Company has made $344.5 million in capital investments to improve its productivity, to reduce its manufacturing costs and to invest in new market opportunities.

     For the period from 1995 through 1999, the Company's operating margins (without giving effect to rationalization charges) improved over 10%, from 7.7% in 1995 to 8.6% in 1999, principally as a result of the benefits realized from its rationalization and integration activities since its AN Can acquisition in 1995 and from the investment of capital for productivity improvements. This improvement was achieved despite the recent impact of lower margin sales to Campbell, price reductions under recently extended long-term supply agreements and competitive pricing pressure, all of which reduced the Company's operating margins in 1999.

     The Company operates in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. Further, the multi-year supply arrangements entered into by the Company's metal food container business with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers, limit the Company's ability to increase its margins. The Company estimates that approximately 75% of its projected metal food container sales in 2000 will be pursuant to such arrangements. These multi-year supply arrangements generally provide, however, for the pass through of material and labor cost changes, thereby significantly reducing the exposure of the Company's results of operations to the volatility of these costs. See "Business--Raw Materials."

     Historically, the Company has been successful in continuing its multi-year supply arrangements with its customers, without any resulting material adverse effect on its financial condition or results of operations. There can be no assurance, however, that in the future the Company will retain these multi-year supply arrangements or, if the Company continues these arrangements, that they will be continued without any material adverse effect on its financial condition or results of operations. Recently, the Company and Nestle agreed to extend the term of the Nestle Supply Agreements for approximately half of the metal containers sales thereunder by seven years from 2001 through 2008, in return for certain price reductions which will take effect in 2001. The Company believes that these price reductions will not have a material adverse effect on its financial condition or results of operations. See "Business--Sales and Marketing."

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

     In 1999, the Company reduced its total debt by $43.7 million to $883.3 million from $927.0 million in 1998. The Company achieved this reduction as a result of a 6.3% increase in its Adjusted EBITDA in 1999 as compared to 1998 and because it did not complete any acquisition and did not incur additional acquisition related indebtedness in 1999. The Company achieved this debt reduction in 1999 despite higher capital expenditures and interest expense in 1999 as compared to 1998 and the incurrence of $16.6 million of indebtedness in 1999 for Common Stock repurchases. As a result of this debt reduction and the Company's increased Adjusted EBITDA, the Company's ratios of Adjusted EBITDA to interest expense and total debt to Adjusted EBITDA continued to improve in 1999 as compared to 1998. The Company's ratio of Adjusted EBITDA to interest expense has increased to 2.9 in 1999 from 1.6 in 1995, while the Company's ratio of total debt to Adjusted EBITDA has improved to 3.6 in 1999 from 6.0 in 1995. Unless the Company incurs additional indebtedness in 2000 to finance acquisitions, the Company expects to further reduce its total debt in 2000 as compared to 1999.

     Pursuant to the indenture relating to the 13-1/4% Exchange Debentures, the Company is permitted to redeem all or any of the 13-1/4% Exchange Debentures beginning July 15, 2000. See Note 7 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K. The Company is considering redeeming all of its outstanding 13-1/4% Exchange Debentures ($56.2 million principal amount) in accordance with their terms in the third quarter of 2000, using lower cost revolving loans from its U.S. senior secured credit facility to fund this redemption.

     During 1998 and 1999, the Company used $253.9 million of its revolving loan facilities to finance its 1998 acquisitions and to repurchase approximately $59.9 million of its Common Stock. Even though the Company incurred such additional indebtedness to finance acquisitions and Common Stock repurchases, the Company's aggregate financing costs (interest expense and preferred stock dividend requirements) in 1999 declined approximately $6.3 million from 1996, reflecting the benefits of the Company's reduction of its debt in 1999 and the Company's 1997 refinancings. See "--Capital Resources and Liquidity."

     In 1997, the Company refinanced substantially all of its indebtedness with lower cost indebtedness and equity to further improve its cash flow and operating and financial flexibility. In addition to reducing the Company's borrowing costs and extending the maturities of its debt, the Company's refinancings improved its operating and financial flexibility, including its ability to engage in mergers and acquisitions, make capital expenditures, incur additional indebtedness, pay dividends, repurchase stock and refinance existing indebtedness. Furthermore, the Company's secured credit facilities provide it with revolving loan facilities of $550.0 million, which are available to the Company to provide for seasonal working capital needs and to pursue its growth strategy or for other permitted purposes. See "--Capital Resources and Liquidity."

     To the extent the Company utilizes its revolving loan facilities for acquisitions, stock repurchases or other permitted purposes in future periods, its interest expense may increase. Further, since the Company's revolving loan and term loan borrowings under its secured credit facilities bear interest at floating rates, it is sensitive to changes in prevailing rates of interest and, accordingly, its interest expense may vary from period to period. After taking into account interest rate swap arrangements that the Company entered into to mitigate the effect of interest rate fluctuations, at December 31, 1999 the Company had $424.1 million of indebtedness which bore interest at floating rates. See "--Effect of Inflation and Interest Rate Fluctuations" and "Quantitative and Qualitative Disclosure About Market Risk--Interest Rate Risk."

     In light of the Company's strategy to use leverage to support its growth and optimize shareholder returns, the Company has incurred and will continue to incur significant interest expense. For 1999, the Company's aggregate financing costs were 53.6% of its income from operations (without giving effect to rationalization charges) as compared to 52.8%, 57.1% and 74.9% for 1998, 1997 and 1996, respectively (without giving effect to the non-cash stock option charge in 1997). Due to the Company's significant interest expense, events such as price reductions given to customers in exchange for term extensions or other modifications to existing supply arrangements that are not material to the Company's income from operations could have a significant impact on its net income.

     The Company's Board of Directors has authorized the repurchase by the Company of up to $70 million of its Common Stock. In 1998 and 1999, the Company repurchased $59.9 million of its Common Stock (2,608,975 shares) and funded such repurchases with revolving loan borrowings from its U.S. bank credit facility. Such repurchases were accretive to the Company's earnings per share in 1999 and 1998. See "--Capital Resources and Liquidity."

Results of Operations

     The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                             1999         1998          1997
                                                             ----         ----          ----
Operating Data:
Net sales:
  Metal food container business.........................     75.5%        74.7%         75.1%
  Plastic container business............................     17.3         17.9          17.4
  Specialty packaging business..........................      7.2          7.4           7.5
                                                            -----        -----         -----
     Total..............................................    100.0        100.0         100.0
Cost of goods sold......................................     87.3         87.2          86.2
                                                            -----        -----         -----
Gross Profit............................................     12.7         12.8          13.8
Selling, general and administrative expenses............      4.0          3.9           4.0
Rationalization charges.................................      2.0          --            --
Non-cash stock option charge............................      --           --            1.5
                                                            -----        -----         -----
Income from operations..................................      6.7          8.9           8.3
Interest expense and other related financing costs......      4.6          4.7           5.4
                                                            -----        -----         -----
Income before income taxes..............................      2.1          4.2           2.9
Income tax provision (benefit)..........................      0.8          1.6          (0.5)
                                                            -----        -----         -----
Income before extraordinary charges.....................      1.3          2.6           3.4
Extraordinary charges relating to early extinguishment
  of debt...............................................      --           --            1.1
                                                            -----        -----         -----
Net income before preferred stock dividend requirement..      1.3          2.6           2.3
Preferred stock dividend requirement....................      --           --            0.2
                                                            -----        -----         -----
Net income applicable to  common stockholders...........      1.3%         2.6%          2.1%
                                                            =====        =====         =====

     Summary historical results for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the years ended December 31, 1999, 1998 and 1997 are provided below.

                                               Year Ended December 31,
                                               -----------------------
                                            1999         1998         1997
                                            ----         ----         ----
                                                (Dollars in millions)
Net sales:
  Metal food container business ......    $1,401.1     $1,299.0     $1,134.5
  Plastic container business .........       321.2        310.9        263.3
  Specialty packaging business .......       134.5        128.8        113.6
                                          --------     --------     --------
     Consolidated ....................    $1,856.8     $1,738.7     $1,511.4
                                          ========     ========     ========
Income from operations:
  Metal food container business ......    $  120.7     $  116.1     $  118.5
  Plastic container business .........        38.6         38.0         28.5
  Specialty packaging business .......         5.0          3.3          1.9
  Rationalization charges(1) .........       (36.1)         --           --
  Non-cash stock option charge(2) ....         --           --         (22.5)
  Corporate expense ..................        (3.9)        (3.1)        (1.8)
                                          --------     --------     --------
     Consolidated ....................    $  124.3     $  154.3     $  124.6
                                          ========     ========     ========
------------

(1) Included in income from operations of the Company in 1999 are an aggregate of $36.1 million of rationalization charges, consisting of a charge of $11.9 million relating to the Company's decision to close two manufacturing facilities of the metal food container business (which includes $7.3 million for the non-cash write-down in carrying value of assets determined to be impaired) and a non-cash charge of $24.2 million for the excess of carrying value over estimated realizable value of machinery and equipment of the metal food container business which had become obsolete or surplus. See Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

(2) In connection with the IPO, the Company recognized a non-cash charge of $22.5 million for the excess of the fair market value over the grant price of stock options converted from stock option plans of Holdings' subsidiaries to Holdings' stock option plan at the time of the IPO. See
     Note 12 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.


Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Net Sales. Consolidated net sales increased $118.1 million, or 6.8%, to $1,856.8 million for the year ended December 31, 1999, as compared to net sales of $1,738.7 million for the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales from all three business segments.

     Net sales for the metal food container business were $1,401.1 million for the year ended December 31, 1999, an increase of $102.1 million, or 7.9%, from net sales of $1,299.0 million for the prior year. This increase resulted from sales to Campbell under the Campbell Supply Agreement entered into in June 1998 and from increased unit sales to other customers, and was offset in part by lower price realization under recently extended long-term supply agreements.

     Net sales for the plastic container business of $321.2 million for the year ended December 31, 1999 increased $10.3 million, or 3.3%, from net sales of $310.9 million for 1998. This increase in net sales was principally attributable to incremental sales added by the August 1998 acquisition of Clearplass as well as increased unit sales of the existing business.

     Net sales for the specialty packaging business increased $5.7 million, or 4.4%, to $134.5 million for the year ended December 31, 1999, as compared to $128.8 million for the prior year. This increase was a result of higher unit sales.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.3% ($1,621.4 million) for the year ended December 31, 1999, an increase of 0.1 percentage point as compared to 87.2% ($1,516.3 million) in 1998. The decline in gross profit margin was primarily attributable to lower margins realized by the metal food container business as discussed below, and was offset in part by the leveraging effect of increased unit sales of the specialty packaging business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the year ended December 31, 1999 increased slightly to 4.0% ($75.0 million), as compared to 3.9% ($68.2 million) for the prior year.

     Income from Operations. Excluding the effect of an aggregate of $36.1 million of rationalization charges recorded in 1999, income from operations increased $6.1 million, or 4.0%, to $160.4 million for the year ended December 31, 1999, as compared to income from operations of $154.3 million for the prior year. This increase was a result of increased operating income from all three business segments. Including the effect of the rationalization charges, income from operations for the year ended December 31, 1999 was $124.3 million. Income from operations as a percentage of consolidated net sales for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was 8.6% as compared to 8.9% for 1998. The decline in operating margins was attributable to lower operating margins of the metal food container and plastic container businesses, and was offset in part by the improved operating performance of the specialty packaging business.

     In order to maximize production efficiencies, the Company decided in the fourth quarter of 1999 to close two West Coast manufacturing facilities of the metal food container business, and accordingly recorded a pre-tax charge to earnings of $11.9 million, which includes $7.3 million for the non-cash write-down in carrying value of certain assets determined to be impaired. Additionally, in the third quarter of 1999, the Company recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of certain assets of the metal food container business determined to be surplus or obsolete.

     Income from operations for the metal food container business for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was $120.7 million, a $4.6 million, or 4.0%, increase over income from operations of $116.1 million for the metal food container business for the prior year. This increase was principally due to increased net sales of the metal food container business in 1999 as compared to 1998. Including the effect of the rationalization charges, income from operations for the metal food container business for the year ended December 31, 1999 was $84.6 million. Income from operations as a percentage of net sales for the metal food container business, excluding the effect of the rationalization charges recorded in 1999, was 8.6% for the year ended December 31, 1999 as compared to 8.9% in 1998. The decline in operating margins of the metal food container business was principally attributable to anticipated lower margin sales to Campbell and lower price realization under recently extended long-term supply agreements, and was partially offset by lower overall per unit manufacturing costs.

     Income from operations for the plastic container business for the year ended December 31, 1999 increased 1.6% to $38.6 million, as compared to income from operations of $38.0 million for the plastic container business for the prior year, primarily due to increased net sales. Income from operations as a percentage of net sales for the plastic container business for the year ended December 31, 1999 was 12.0% as compared to 12.2% for 1998. The decrease in income from operations as a percentage of net sales for the plastic container business was principally attributable to higher depreciation expense and higher selling, general and administrative expenses primarily related to the Clearplass acquisition.

     Income from operations for the specialty packaging business for the year ended December 31, 1999 was $5.0 million, a $1.7 million increase over income from operations of $3.3 million for the specialty packaging business for the prior year. This increase was principally attributable to increased net sales of the specialty packaging business in 1999 as compared to 1998. Income from operations as a percentage of net sales for the specialty packaging business improved 1.1 percentage points to 3.7% for the year ended December 31, 1999 as compared to 2.6% in 1998. The improvement in operating performance of the specialty packaging business was primarily due to higher unit sales which resulted in lower per unit production costs, and was offset in part by higher depreciation expense and higher selling, general and administrative expenses partially attributable to higher new product development costs and costs incurred in connection with Year 2000 readiness issues.

     Interest Expense. Interest expense increased $4.6 million to $86.1 million for the year ended December 31, 1999, as compared to $81.5 million in 1998. This increase was principally a result of higher average revolving loan balances outstanding for the year ended December 31, 1999 as compared to the prior year, primarily to finance the acquisitions of CS Can in June 1998 and Clearplass in August 1998 and Common Stock repurchases.

     Income Taxes. The provision for income taxes for the year ended December 31, 1999 was recorded at an effective tax rate of 37.4% ($14.3 million), as compared to 36.9% ($26.9 million) for 1998.

     Net Income and Earnings per Share. As a result of the items discussed above, net income for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was $46.6 million, or $2.56 per diluted share, as compared to $45.9 million, or $2.30 per diluted share, for the year ended December 31, 1998. Although net income for 1999 was only slightly higher than the prior year primarily due to higher interest expense, 1999 earnings per diluted share increased $0.26 principally due to the benefits from Common Stock repurchases. Including the net-of-tax effect of $22.6 million, or $1.24 per diluted share, of the rationalization charges, net income for the year ended December 31, 1999 was $23.9 million, or $1.32 per diluted share.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

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

     Net sales for the plastic container business of $310.9 million during the year ended December 31, 1998 increased $47.6 million, or 18.1%, from net sales of $263.3 million for the same period in 1997. The increase in net sales was attributable to incremental sales added by its 1998 and 1997 acquisitions and to higher unit volume from the existing business.

     Net sales for the specialty packaging business increased $15.2 million, or 13.4%, to $128.8 million during the year ended December 31, 1998, as compared to $113.6 million for the same period in 1997. This increase resulted from the inclusion of a full year of sales from Roll-on Closures which was acquired in April 1997, as well as an increase in sales to existing customers.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.2% ($1,516.3 million) for the year ended December 31, 1998, an increase of 1.0 percentage point as compared to 86.2% ($1,303.5 million) for the same period in 1997. The decline in gross profit margin was principally attributable to the effect of lower margin sales to Campbell and slightly lower margins realized by the existing metal food container business, offset in part by higher margins realized by the plastic container business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage point to 3.9% ($68.2 million) for the year ended December 31, 1998, as compared to 4.0% ($60.8 million) for the year ended December 31, 1997. The improvement in selling, general and administrative expenses as a percentage of net sales principally related to increased revenues generated from the recent acquisitions without a commensurate increase in selling, general and administrative costs.

     Income from Operations. Income from operations as a percentage of consolidated net sales for the year ended December 31, 1998 improved to 8.9% ($154.3 million), as compared to 8.3% ($124.6 million) for 1997. However, after excluding the non-cash stock option charge of $22.5 million incurred in connection with the IPO, 1997 operating margins as a percentage of net sales would have been 9.7%. The decline in operating margins in 1998 as compared to 1997, as adjusted to exclude the non-cash stock option charge of $22.5 million described below, was principally attributable to lower margins realized by the metal food container business, offset in part by the improved operating performance of the plastic container business.

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

     During 1997, the Company refinanced substantially all of its indebtedness with lower cost indebtedness and equity to further improve its cash flow and operating and financial flexibility. This refinancing culminated in the Company entering into a U.S. senior secured credit facility to replace its existing bank facility. This credit facility provided the Company with a total senior secured credit facility of $1.0 billion, which included $450.0 million of term loans and a revolving loan facility of $550.0 million. Revolving loans are available to the Company for its working capital and general corporate purposes (including acquisitions and stock repurchases). In addition, the Company may request to borrow up to an additional $200.0 million of revolving loans from one or more of the lenders under the U.S. senior secured credit facility. The U.S. senior secured credit facility (i) lowered the interest rates on the Company's senior secured borrowings, (ii) extended the maturities of the Company's A term loans and revolving loans thereunder to December 31, 2003 and B term loans thereunder to June 30, 2005, and (iii) changed certain covenants to further improve the Company's operating and financial flexibility, including changes to provide more flexibility to engage in mergers and acquisitions, make capital expenditures, incur indebtedness, pay dividends, repurchase stock, and refinance existing indebtedness.

     In December 1997, the Company's Canadian subsidiaries entered into a secured credit facility to provide the Company with more financing flexibility and reduce the Company's foreign currency exposure. The Canadian credit facility provided such subsidiaries with approximately $18.5 million of term loans and up to approximately $4.5 million of revolving loans. The term loan proceeds were used to prepay $14.3 million and $4.2 million of term loans under the U.S. senior secured credit facility in December 1997 and January 1998, respectively. Additionally, as a result of the Canadian credit facility, the revolving loan facility under the U.S. senior secured credit facility was reduced by $4.5 million, the amount of the revolving loan commitment under the Canadian credit facility, from $550.0 million to $545.5 million. Interest rates for borrowings under the Canadian credit facility are generally comparable to interest rates under the U.S. senior secured credit facility.

     In 1999, cash generated from operations of $143.3 million, $2.4 million of cash balances and $0.5 million of cash proceeds from the exercise of employee stock options were used to repay $44.7 million of borrowings under the Company's senior secured credit facilities, fund net capital expenditures of $84.9 million and repurchase $16.6 million of Holdings' Common Stock.

     In 1999, the Company initiated and concluded a study to evaluate the long-term utilization of all assets of its metal food container business. As a result, during the third quarter of 1999, the Company recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of those assets determined to be surplus or obsolete. During the fourth quarter of 1999, the Company announced its plan to close two West Coast manufacturing facilities of its metal food container business and as a result recorded a pre-tax charge to earnings of $11.9 million, which includes $7.3 million for the non-cash write-down of certain long-term assets deemed to be impaired. These actions were taken as part of the Company's operating strategy to rationalize its operations with the objective of maximizing production efficiencies and enhancing profitability.

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

     For the year ended December 31, 1997, the Company used excess proceeds of $64.0 million realized from the refinancings referred to above and cash provided by operations of $117.9 million to repay $1.0 million principal amount of term loans and $27.8 million of revolving loans under the previous credit agreement, make net capital expenditures of $57.6 million, fund acquisitions for $42.8 million, and increase its cash balance by $52.7 million.

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

     The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its Common Stock. Revolving loan borrowings under the U.S. senior secured credit facility will be due and payable on December 31, 2003. As of December 31, 1999, there were $125.2 million of outstanding revolving loans under the U.S. senior secured credit facility, and, after taking into account outstanding letters of credit, the unused portion of the revolving loan facility under the U.S. senior secured credit facility at such date was $405.1 million. For 2000, the Company estimates that at its peak it will utilize approximately $345-$355 million of its revolving loan facilities. As a result, the Company estimates that approximately $175-$185 million of its revolving loan facilities is available to it in 2000 for acquisitions, repurchases of Common Stock and other permitted purposes.

     In the third quarter of 2000, the Company may redeem all of its outstanding 13-1/4% Exchange Debentures ($56.2 million principal amount) in accordance with their terms, using lower cost revolving loans from its U.S. senior secured credit facility. See "--Financial Strategy."

     The Company financed repurchases of its Common Stock in 1999 and 1998 with revolving loans from its U.S. senior secured credit facility. The Company's Board of Directors has authorized the repurchase by the Company of up to $70 million of its Common Stock. Since July 1998, the Company has repurchased 2,608,975 shares of its Common Stock for an aggregate cost of approximately $59.9 million. The Company intends to finance any future repurchases of its Common Stock with revolving loans from its U.S. senior secured credit facility. In 1998, the Company issued 23,500 shares of its Common Stock from its treasury stock for employee stock option exercises.

     In addition to its operating cash needs, the Company believes its cash requirements over the next several years (without taking into account the effect of future acquisitions or the possible redemption of the 13-1/4% Exchange Debentures) will consist primarily of (i) annual capital expenditures of $80 to $85 million, (ii) annual principal amortization payments of bank term loans under its senior secured credit facilities beginning in 2000 of approximately $39.4 million, $44.7 million, $60.7 million and $196.6 million, (iii) expected total expenditures of approximately $22.1 million over the next few years associated with plant rationalizations, employee severance and workforce reductions and other plant exit costs, (iv) the Company's interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements and acquisitions) and bank term loans under its senior secured credit facilities, most of which bear fluctuating rates of interest, the 9% Debentures and the 13-1/4% Exchange Debentures (for which the Company intends to make future interest payments in cash), and (v) payments of approximately $14 million for federal and state tax liabilities in 2000, which will increase annually thereafter.

     Since 1995, the Company completed three acquisitions in its metal food container business, including AN Can in August 1995 and CS Can in June 1998. Acquisition reserves established in connection with the purchase of AN Can aggregated $49.5 million and related to plant exit costs, employee termination and severance which included the elimination of approximately 500 plant, selling and administrative employees, the assumption of certain liabilities and the elimination of selling, general and administrative functions. Although the Company has completed its restructuring plan, the timing of cash payments relating to these costs has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company and complexities associated with qualifying different facilities with the U.S. Food and Drug Administration and customer's requirements. Accordingly, cash payments related to these reserves are expected to be made through 2001. See Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

     In connection with its 1998 acquisitions of CS Can, Clearplass and Winn, the Company developed plans to integrate these businesses into its operations, which included rationalizing certain of the acquired plant operations. Pursuant to these plans which were finalized in 1999, the Company accrued liabilities of $5.4 million, of which $4.9 million related to plant exit costs and other acquisition liabilities and $0.5 million related to employee severance and relocation costs. The timing of cash payments relating to these rationalization activities is dependent upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. The Company expects that principally all actions under these plans will be completed by the end of 2001. See Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 1999 included elsewhere in this Annual Report on Form 10-K.

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

     The Company's secured credit facilities and the indentures with respect to the 9% Debentures and the 13-1/4% Exchange Debentures contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 2000 with all such covenants.

Year 2000 Issues

     Since 1997, the Company incurred approximately $2.7 million in connection with its identification, assessment, remediation and testing efforts relating to Year 2000 readiness issues. To date, the Company has not experienced any material disruptions to its businesses or operations as a result of any Year 2000 issues affecting it or any of its customers, suppliers, banks or others. The Company will continue to monitor its systems for Year 2000 issues, although it does not expect to incur any additional material costs relating to Year 2000 issues. Additionally, the Company does not believe that its results of operations in 1999, and in particular the fourth quarter of 1999, were materially impacted as a result of any of its customers purchasing additional products from the Company during such period in anticipation of the year 2000.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "Business--Raw Materials" and "--Sales and Marketing."

     Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 1999, the Company had $883.3 million of indebtedness outstanding, of which $424.1 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest was exchanged for fixed rates of interest based on the three month LIBOR rate, which rate ranges from 5.6% to 6.1%. The notional amounts of these agreements totaled $100.0 million, and the agreements mature in 2002. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility. See "Quantitative and Qualitative Disclosure About Market Risk--Interest Rate Risk."

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. As required, the Company will adopt SFAS No. 133 in 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

     In September  1999,  the Emerging  Issues Task Force  ("EITF")  issued EITF
99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements," which is effective for all design and development costs incurred after December 31, 1999. EITF 99-5 establishes accounting standards for costs incurred to design and develop molds, dyes and other tools that an entity will not own and that will be used to produce products that will be sold under a long-term arrangement. It has been the Company's policy to expense such costs as incurred; however, as required by EITF 99-5, the Company will begin to capitalize such costs in 2000. The Company does not anticipate that this pronouncement will have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

     Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report on Form 10-K which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of operations or financial condition of the Company to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, the ability of the Company to effect cost reduction initiatives and realize benefits from capital investments; the ability of the Company to locate or acquire suitable acquisition candidates at reasonable cash flow multiples and on acceptable terms; the Company's ability to assimilate the operations of its acquired businesses into its existing operations; the Company's ability to generate free cash flow to invest in its business and service its indebtedness; limitations and restrictions contained in the Company's instruments and agreements governing its indebtedness; the ability of the Company to retain sales with its major customers; the size and quality of the vegetable, tomato and fruit harvests in the midwest and west regions of the United States; changes in the pricing and availability to the Company of raw materials or the Company's ability generally to pass raw material price increases through to its customers; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices; changes in general economic conditions, such as fluctuations in interest rates; changes in labor relations and costs; and other factors described elsewhere in this Annual Report on Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

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

Interest Rate Risk

     The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. Notes 7 and 8 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K outline the principal amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Inflation and Interest Rate Fluctuations."

     Based on the average outstanding amount of variable rate indebtedness of the Company in 1999, a one percentage point change in the interest rates for the Company's variable rate indebtedness would have impacted the Company's 1999 interest expense by an aggregate of approximately $5.8 million, after taking into account the average outstanding notional amount of the Company's interest rate swap agreements during 1999.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Executive Officers of Holdings

     The following table sets forth certain information (ages as of December 31, 1999) concerning the executive officers of Holdings.


Name                            Age   Position
----                            ---   --------

R. Philip Silver.............   57    Chairman of the Board and Co-Chief
                                           Executive Officer
D. Greg Horrigan.............   56    President and Co-Chief Executive Officer
Harley Rankin, Jr............   60    Executive Vice President, Chief Financial
                                            Officer and Treasurer
Frank W. Hogan, III..........   39    Vice President, General Counsel and
                                           Secretary
Glenn A. Paulson.............   56    Vice President--Corporate Development
Stephen J. Sweeney...........   43    Vice President and Controller


Executive Officers of Containers

     The following table sets forth certain information (ages as of December 31, 1999) concerning the executive officers of Containers.

Name                            Age   Position
----                            ---   --------

James D. Beam................   56    President
Gary M. Hughes...............   57    Executive Vice President
Gerald T. Wojdon.............   63    Executive Vice President
William R. McLennan..........   41    Senior Vice President
Joseph A. Heaney.............   46    Vice President--Finance
H. Schuyler Todd.............   59    Vice President--Human Resources
John Wilbert.................   41    Vice President--Operations

Executive Officers of Plastics

     The following table sets forth certain information (ages as of December 31, 1999) concerning the executive officers of Plastics.

Name                            Age   Position
----                            ---   --------
Russell F. Gervais...........   56    President
Alan H. Koblin...............   47    Senior Vice President--Operations
Charles Minarik..............   62    Senior Vice President--Sales, Marketing
                                           and Commercial Development
Donald E. Bliss..............   48    Vice President--Sales
Howard H. Cole...............   54    Vice President--Human Resources/
                                           Administration
Colleen J. Jones.............   39    Vice President--Finance

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

     Mr. Sweeney has been Vice President and Controller of Holdings since April 1999. Mr. Sweeney has also been Vice President of Containers and Plastics since April 1999. From August 1990 to April 1999, Mr. Sweeney was Controller and Chief Accounting Officer of Parsons & Whittemore, Inc., a pulp and paper company. Prior to August 1990, Mr. Sweeney was employed by Ernst & Young LLP, last serving as Audit Senior Manager.

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

     Mr. McLennan has been Senior Vice President of Containers since June 1999. Prior to that, Mr. McLennan was Vice President - Finance at R.R. Donnelley & Sons Co. since January 1997. From June 1996 through December 1996, Mr. McLennan was Assistant Corporate Controller at R.R. Donnelley & Sons Co. From March 1995 to May 1996, Mr. McLennan was employed by Tenneco Packaging Inc. as Manager, Business Development.

     Mr. Heaney has been Vice President--Finance of Containers since October 1995. From September 1990 to October 1995, Mr. Heaney was Controller, Food Metal and Specialty Division of ANC. From August 1977 to August 1990, Mr. Heaney was employed by ANC and American Can Company in various divisional, regional and plant finance/accounting positions.

     Mr. Todd has been Vice President--Human Resources of Containers since April 1999. From September 1987 to April 1999, Mr. Todd was Director of Human Resources of Containers. Previously, Mr. Todd was employed for approximately eleven years by the Can Division of the Carnation Company as Industrial Relations Manager.

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

     Mr. Koblin has been Senior Vice President--Operations of Plastics since January 2000. Previously, Mr. Koblin was Vice President--Sales & Marketing of Plastics since December 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

     Mr. Minarik has been Senior Vice President--Sales, Marketing and Commercial Development since January 2000. Previously, he was Vice President--Operations and Commercial Development of Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

     Mr. Bliss has been Vice President--Sales of Plastics since January 2000. From November 1993 to December 1999, Mr. Bliss was National Sales Director at Plastics. Prior to that, Mr. Bliss was employed by Graham Packaging Company, last serving as Regional Sales Director.

     Mr. Cole has been Vice President--Human Resources/Administration and Assistant Secretary of Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto Company.

     Ms. Jones has been Vice President--Finance of Plastics since December 1994 and Assistant Secretary of Plastics since November 1993. From November 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to November 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 in the section entitled "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2000 in the section entitled "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)

Financial Statements:

Report of Independent Auditors.....................................................................           F-1

Consolidated Balance Sheets at December 31, 1999 and 1998..........................................           F-2

Consolidated Statements of Income for the years ended December 31, 1999, 1998
     and 1997......................................................................................           F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997..............................................................           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
     and 1997......................................................................................           F-5

Notes to Consolidated Financial Statements.........................................................           F-7




Schedules:

I.         Condensed Financial Information of Registrant:
                Condensed Balance Sheets of Silgan Holdings Inc. (Parent Company) at
                          December 31, 1999 and 1998.................................................         F-38

                Condensed Statements of Income of Silgan Holdings Inc. (Parent Company)
                        for the years ended December 31, 1999, 1998 and 1997.........................         F-39

                Condensed Statements of Cash Flows of Silgan Holdings Inc. (Parent
                        Company) for the years ended December 31, 1999, 1998 and 1997................         F-40

                Notes to Condensed Financial Statements of Silgan Holdings Inc. (Parent
                        Company).....................................................................         F-41

II.        Valuation and Qualifying Accounts for the years ended December 31,
                1999, 1998 and 1997..................................................................         F-43



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

     3.2 Amended and Restated By-laws of Holdings (incorporated by reference to Exhibit 3.2 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No.000-22117).

     4.1 Indenture, dated as of July 22, 1996, between Holdings and State Street Bank & Trust Company (as successor to Fleet National Bank) as Trustee, with respect to the 13-1/4% Exchange Debentures (incorporated by reference to Exhibit 4.10 filed with Holdings' Amendment No. 2 to Registration Statement on Form S-4, dated October 31, 1996, Registration Statement No. 33-9979).

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

    10.13 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Containers (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

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

   Exhibit
   Number                                   Description
   ------                                   -----------

  *+10.19 Employment Agreement dated as of August 1, 1995 between Containers (as assignee of Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997.

   +10.20 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

   +10.21 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

   +10.22 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   +10.23 Form of Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   *12 Computations of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 1999, 1998, and 1997.

   *21           Subsidiaries of the Registrant.

   *23           Consent of Ernst & Young LLP.

   *27           Financial Data Schedule for the fiscal year ended December
                 31, 1999.


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1999.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SILGAN HOLDINGS INC.



Date:  March 14, 2000                   By     /s/ R. Philip Silver
                                               --------------------
                                               R. Philip Silver
                                               Chairman of the Board and
                                               Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----

                              Chairman of the Board and
/s/ R. Philip Silver          Co-Chief Executive Officer
--------------------         (Principal Executive Officer)       March 14, 2000
(R. Philip Silver)


/s/ D. Greg Horrigan        President, Co-Chief Executive
--------------------            Officer and Director             March 14, 2000
(D. Greg Horrigan)

/s/ Leigh J. Abramson                                            March 14, 2000
--------------------                 Director
(Leigh J. Abramson)

/s/ Thomas M. Begel                                              March 14, 2000
--------------------                 Director
(Thomas M. Begel)

/s/ Jeffrey C. Crowe                                             March 14, 2000
--------------------                 Director
(Jeffrey C. Crowe)

/s/ Michael M. Janson                                            March 14, 2000
---------------------                Director
(Michael M. Janson)

                           Executive Vice President, Chief
/s/ Harley Rankin, Jr.     Financial Officer and Treasurer
---------------------      (Principal Financial Officer)         March 14, 2000
(Harley Rankin, Jr.)

/s/ Stephen J. Sweeney     Vice President and Controller
----------------------     (Principal Accounting Officer)        March 14, 2000
(Stephen J. Sweeney)

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

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP

Stamford, Connecticut
January 28, 2000



                               SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                            December 31, 1999 and 1998
                              (Dollars in thousands)

                                                           1999          1998
                                                           ----          ----

Assets
Current assets:
    Cash and cash equivalents ......................   $    2,411    $    4,753
    Trade accounts receivable, less allowances
       for doubtful accounts of $2,991 and $3,325,
       respectively ................................      128,095       134,004
    Inventories ....................................      249,571       250,085
    Prepaid expenses and other current assets ......        8,864         9,880
                                                       ----------    ----------
        Total current assets .......................      388,941       398,722

Property, plant and equipment, net .................      645,515       671,466
Goodwill, net ......................................      107,551       109,182
Deferred tax assets ................................       14,593        15,902
Other non-current assets ...........................       28,685        28,773
                                                       ----------    ----------
                                                       $1,185,285    $1,224,045
                                                       ==========    ==========

Liabilities and Deficiency in Stockholders' Equity
Current liabilities:
    Trade accounts payable .........................   $  175,430    $  184,543
    Accrued payroll and related costs ..............       56,100        45,566
    Accrued interest payable .......................       10,998        10,357
    Accrued expenses and other current liabilities..       25,093        23,220
    Current portion of long-term debt ..............       39,351        36,065
                                                       ----------    ----------
        Total current liabilities ..................      306,972       299,751

Long-term debt .....................................      843,909       890,976
Other long-term liabilities ........................       83,138        90,626

Commitments and Contingencies

Deficiency in stockholders' equity:
    Common stock ($0.01 par value per share;
      100,000,000 shares authorized, 20,132,169 and
      19,939,914 shares issued and 17,546,694 and
      18,256,411 shares outstanding, respectively)..          201           199
    Additional paid-in capital .....................      118,666       117,911
    Accumulated deficit ............................     (108,010)     (131,940)
    Accumulated other comprehensive loss ...........         (273)         (723)
    Treasury stock at cost, 2,585,475 and 1,683,503
      shares, respectively .........................      (59,318)      (42,755)
                                                       -----------   ----------
        Total deficiency in stockholders' equity ...      (48,734)      (57,308)
                                                       -----------   ----------
                                                       $1,185,285    $1,224,045
                                                       ==========    ==========

                              See accompanying notes.



                             SILGAN HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF INCOME
             For the years ended  December 31,  1999,  1998 and 1997
                (Dollars in  thousands,  except per share data)


                                                1999        1998        1997
                                                ----        ----        ----

Net sales .................................. $1,856,789  $1,738,715  $1,511,370

Cost of goods sold .........................  1,621,405   1,516,292   1,303,463
                                             ----------  ----------  ----------

     Gross profit ..........................    235,384     222,423     207,907

Selling, general and administrative
  expenses..................................     74,943      68,159      60,826

Rationalization charges ....................     36,149        --          --

Non-cash stock option charge ...............       --          --        22,522
                                             ----------  ----------  ----------

     Income from operations ................    124,292     154,264     124,559

Interest expense and other related financing
  costs ....................................     86,057      81,456      80,693
                                             ----------  ----------  ----------

     Income before income taxes ............     38,235      72,808      43,866

Income tax provision (benefit) .............     14,305      26,884      (6,700)
                                             ----------  ----------  ----------

     Income before extraordinary charges ...     23,930      45,924      50,566

Extraordinary charges relating to early
  extinguishment of debt, net of income
  taxes.....................................       --          --        16,382
                                             ----------  ----------  ----------

     Net income before preferred stock
       dividend requirement ................     23,930      45,924      34,184

Preferred stock dividend requirement .......       --          --         3,224
                                             ----------  ----------  ----------

     Net income available to common
       stockholders ........................ $   23,930  $   45,924  $   30,960
                                             ==========  ==========  ==========

Basic earnings per common share:
     Income before extraordinary charges ...      $1.35       $2.41       $2.75
     Extraordinary charges .................        --          --        (0.89)
     Preferred stock dividend requirement ..        --          --        (0.18)
                                                  -----       -----       -----
Net income per basic common share ..........      $1.35       $2.41       $1.68
                                                  =====       =====       =====

Diluted earnings per common share:
     Income before extraordinary charges ...      $1.32       $2.30       $2.56
     Extraordinary charges .................        --          --        (0.83)
     Preferred stock dividend requirement ..        --          --        (0.16)
                                                  -----       -----       -----
Net income per diluted common share ........      $1.32       $2.30       $1.57
                                                  =====       =====       =====

                                  See accompanying notes.


                                                SILGAN HOLDINGS INC.
                            CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                               For the years  ended  December  31,  1999, 1998 and 1997
                                         (Dollars and shares in thousands)

                                                 Common Stock                              Accumulated                  Total
                                                 ------------     Additional                  other                  deficiency in
                                                           Par     paid-in    Accumulated  comprehensive  Treasury   stockholders'
                                                Shares    Value    capital      deficit    income (loss)   stock        equity
                                                ------    -----   ----------  -----------  -------------  --------   -------------
Balance at January 1, 1997 ...............      15,163     $152   $ 18,466    $(208,824)     $(774)       $  --        $(190,980)

Comprehensive income:

   Net income ............................        --        --        --         30,960        --            --           30,960

   Foreign currency translation ..........        --        --        --           --          266           --              266
                                                                                                                       ---------
   Comprehensive income ..................                                                                                31,226
                                                                                                                       ---------
Issuance of common stock .................       3,700       37     67,183         --          --            --           67,220

Conversion of subsidiary
  stock options to options
  of parent company ......................        --        --      25,286         --          --            --           25,286
                                                ------     ----   --------    ---------      -----       --------      ---------
Balance at December 31, 1997 .............      18,863      189    110,935     (177,864)      (508)          --          (67,248)

Comprehensive income:

   Net income ............................        --        --        --         45,924        --            --           45,924

   Additional minimum pension liability...        --        --        --           --          (20)          --              (20)

   Foreign currency translation ..........        --        --        --           --         (195)          --             (195)
                                                                                                                       ---------
   Comprehensive income ..................                                                                                45,709
                                                                                                                       ---------
Proceeds from issuance of common
  stock for employee stock option
  exercises, including income tax
  benefit of $5,268 ......................       1,077       10      7,504         --          --            --            7,514

Purchase of treasury stock ...............      (1,707)     --        --           --          --         (43,378)       (43,378)

Issuance of treasury stock for
  stock option exercises .................          23      --        (528)        --          --             623             95
                                                ------     ----   --------    ---------      -----       --------      ---------
Balance at December 31, 1998 .............      18,256      199    117,911     (131,940)      (723)       (42,755)       (57,308)

Comprehensive income:

   Net income ............................        --        --        --         23,930        --            --           23,930

   Additional minimum pension liability...        --        --        --           --          (80)          --              (80)

   Foreign currency translation ..........        --        --        --           --          530           --              530
                                                                                                                       ---------
   Comprehensive income ..................                                                                                24,380
                                                                                                                       ---------
Proceeds from issuance of common
  stock for employee stock option
  exercises, including income tax
  benefit of $243 ........................         193        2        755         --          --            --              757

Purchase of treasury stock ...............        (902)     --        --           --          --         (16,563)       (16,563)
                                                ------     ----   --------    ---------      -----       --------      ---------
Balance at December 31, 1999 .............      17,547     $201   $118,666    $(108,010)     $(273)      $(59,318)     $ (48,734)
                                                ======     ====   ========    =========      =====       ========      =========

                                                   See accompanying notes.


                                 SILGAN HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1999, 1998 and 1997
                                (Dollars in thousands)

                                                       1999        1998        1997
                                                       ----        ----        ----

Cash flows from operating activities:
     Net income before preferred stock
       dividend requirement .....................   $ 23,930   $  45,924   $  34,184
     Adjustments to reconcile net income before
       preferred stock dividend requirement to
       net cash provided by operating activities:
          Depreciation ..........................     82,093      74,274      60,964
          Amortization of goodwill ..............      3,881       3,226       2,478
          Amortization of debt issuance costs ...      1,593       1,606       3,044
          Rationalization charges ...............     31,498        --          --
          Non-cash stock option charge ..........       --          --        22,522
          Deferred income tax expense (benefit)..      4,629      16,131      (8,100)
          Extraordinary charges relating to early
             extinguishment of debt, net ........       --          --        16,382
          Changes in assets and liabilities, net
             of effect of acquisitions:
               Decrease (increase) in trade
                 accounts receivable ............      5,909      (2,415)    (19,034)
               (Increase) in inventories ........       (870)    (24,322)     (5,093)
               (Decrease) increase in trade
                 accounts payable ...............     (9,113)     40,160      16,188
               (Decrease) increase in other
                 long-term liabilities ..........     (7,488)    (12,143)     13,698
                 Other, net increase (decrease)..      7,207       4,971     (19,373)
                                                    --------   ---------   ---------
              Total adjustments .................    119,339     101,488      83,676
                                                    --------   ---------   ---------
          Net cash provided by operating
                activities ......................    143,269     147,412     117,860
                                                    --------   ---------   ---------

Cash flows from investing activities:
     Acquisition of businesses ..................       --      (194,034)    (42,775)
     Capital expenditures .......................    (87,421)    (86,073)    (62,233)
     Proceeds from asset sales ..................      2,514       1,770       4,553
                                                    --------   ---------   ---------
          Net cash used in investing activities..    (84,907)   (278,337)   (100,455)
                                                    --------   ---------   ---------


                                  Continued on following page.


                              SILGAN HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                       1999       1998        1997
                                                       ----       ----        ----
Cash flows from financing activities:
  Borrowings under revolving loans ..............    912,959   1,039,677    1,118,950
  Repayments under revolving loans ..............   (923,659)   (903,777)  (1,146,750)
  Net proceeds from issuance of common stock ....       --          --         67,220
  Proceeds from stock option exercises ..........        514       2,341        --
  Purchase of treasury stock ....................    (16,563)    (43,378)       --
  Proceeds from issuance of long-term debt ......       --         7,193      839,334
  Repayments and redemptions of
    long-term debt ..............................    (33,955)    (20,096)    (830,427)
  Debt financing costs incurred .................       --          --        (13,031)
                                                   ---------  ----------  -----------
      Net cash (used in) provided by financing
        activities ..............................    (60,704)     81,960       35,296
                                                   ---------  ----------  -----------

Net (decrease) increase in cash and cash
    equivalents..................................     (2,342)    (48,965)      52,701

Cash and cash equivalents at beginning of year ..      4,753      53,718        1,017
                                                   ---------  ----------  -----------

Cash and cash equivalents at end of year ........  $   2,411  $    4,753  $    53,718
                                                   =========  ==========  ===========

Supplementary data:
  Interest paid, including capitalized interest..  $  84,037  $   80,654  $    76,385
  Income tax payments, net ......................      9,511       3,835        1,733
  Preferred stock dividend in lieu of
    cash dividend ...............................       --          --          3,208


                                     See accompanying notes.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


1.       Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc. ("Holdings"; together with its wholly owned subsidiaries, the "Company") is a company owned by Holdings' management, The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley Dean Witter & Co. ("MS & Co.") and public shareholders. Holdings, through its wholly owned operating subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is predominantly engaged in the manufacture and sale of steel and aluminum containers for human and pet food products. The Company also manufactures custom designed plastic containers used for personal care and health products, and specialty packaging items used in the food and beverage industries, including metal caps and closures, plastic bowls and paperboard containers. Principally all of the Company's businesses are based in the United States.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

Revenue Recognition.  Revenues are recognized when goods are shipped.

Foreign Currency Translation. The functional currency for the Company's foreign operations is the Canadian dollar. Balance sheet accounts of the Company's foreign affiliates are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of deficiency in stockholders' equity and other comprehensive income.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and cash equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $92.5 million at December 31, 1999 and $90.6 million at December 31, 1998 are included in trade accounts payable.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


1.       Summary of Significant Accounting Policies  (continued)

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis (LIFO).

Property, Plant and Equipment, Net. Property, plant and equipment are stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.7 million in 1999 was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

The carrying value of property, plant and equipment is assessed annually and/or when factors indicating an impairment are present. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows generated by the assets are less than the carrying value of such assets. Impairment losses are then measured by comparing the fair value of such assets to their carrying amount.

Goodwill. Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis principally over 40 years. The carrying amount of goodwill is reviewed when facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the business acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under these rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $16.5 million and $12.6 million, respectively.

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years). Other intangible assets are amortized over their expected useful lives using the straight-line method.

Income Taxes. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes includes federal, state, and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. No U.S. income taxes have been provided on the unremitted earnings of foreign subsidiaries since the Company's policy is to permanently reinvest such earnings.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


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

Earnings Per Share. Earnings per share amounts for all periods presented conform to the requirements of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. See Note 14.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. As required, the Company will adopt SFAS No. 133 in 2001 and does not anticipate that this pronouncement will have a material impact on the Company's consolidated financial statements.

In September 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements," which is effective for all design and development costs incurred after December 31, 1999. EITF 99-5 establishes accounting standards for costs incurred to design and develop molds, dyes and other tools that an entity will not own and that will be used to produce products that will be sold under a long-term arrangement. It has been the Company's policy to expense such costs as incurred; however, as required by EITF 99-5, the Company will begin to capitalize such costs in 2000. The Company does not anticipate that this pronouncement will have a material impact on the Company's consolidated financial statements.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


2.       Rationalization Charges and Acquisition Reserves

Since 1995, the Company completed three acquisitions in its metal food container business, including the Food Metal and Specialty business ("AN Can") of American National Can Company in 1995 and the steel container manufacturing business ("CS Can") of Campbell Soup Company ("Campbell") in June 1998. Acquisition reserves established in connection with the purchase of AN Can aggregated $49.5 million and related to plant exit costs ($6.6 million), employee termination and severance ($26.1 million) which included the elimination of an estimated 500 plant, selling and administrative employees, as well as the assumption of certain liabilities and the elimination of selling, general and administrative functions ($16.8 million). Since the acquisition, the Company incurred expenditures of $5.9 million related to plant exit costs, $14.3 million related to employee termination and severance and $10.4 million related to the payment of certain assumed liabilities. Although the Company has completed its restructuring plan, the timing of cash payments relating to these costs has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company and complexities associated with qualifying different facilities with the Food and Drug Administration and other customer's requirements. Accordingly, cash payments related to this reserve are expected through 2001. Acquisition reserves established in connection with the purchase of CS Can aggregated $3.8 million and relate primarily to certain risks and liabilities assumed with the business.

In connection with its 1998 acquisitions of CS Can, Clearplass Containers, Inc. and Winn Packaging Co., the Company developed plans to integrate these businesses into its operations by rationalizing certain of the acquired plant operations. Pursuant to these plans, which were finalized in 1999, the Company accrued liabilities of $5.4 million, of which $4.9 million related to plant exit costs and other acquisition liabilities and $0.5 million related to employee severance and relocation costs. The timing of cash payments relating to these rationalization activities is dependant upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. The Company expects that principally all actions under these plans will be completed by the end of 2001.

During 1999, the Company initiated and concluded a study to evaluate the long-term utilization of all assets of its metal food container business. As a result, during the third quarter of 1999, the Company recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of those assets determined to be surplus or obsolete. During the fourth quarter of 1999, the Company completed its plan to close two West Coast metal food container facilities. The plan includes the elimination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs. This decision resulted in a fourth quarter pre-tax charge to earnings of $11.9 million, which includes $7.3 million for the non-cash write down in carrying value of certain assets determined to be impaired. The Company expects that principally all actions under the plan will be completed by the end of 2000.

Management's continuing efforts to integrate and rationalize its operations are part of the Company's strategy to maximize production efficiencies. Activity in the Company's rationalization and acquisition reserves since December 31, 1998 is summarized as follows (dollars in thousands):

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


2.       Rationalization Charges and Acquisition Reserves  (continued)


                                         Employee
                                        Termination                                         Write down
                                            and       Plant Exit     Assumed               of Long-term
                                         Severance      Costs      Liabilities   Subtotal     Assets        Total
                                        -----------   ----------   -----------   --------  ------------     -----

Balance at December 31, 1998 ........      $6,595      $ 9,992       $8,257      $24,844     $   --        $24,844

Purchase accounting .................      (2,166)         238          813       (1,115)        338          (777)

Rationalization charges .............       2,213        2,438         --          4,651       31,498       36,149

Cash payments .......................      (2,295)      (1,918)      (2,114)      (6,327)        --         (6,327)

Non-cash utilized ...................        --           --           --           --        (31,836)     (31,836)
                                           ------      -------       ------      -------     --------      -------
Balance at December 31, 1999 ........      $4,347      $10,750       $6,956      $22,053     $   --        $22,053
                                           ======      =======       ======      =======     ========      =======



At December 31, 1999 and 1998, rationalization and acquisition reserves were included in the Consolidated Balance Sheets as follows:


                                              1999          1998
                                              ----          ----
                                            (Dollars in thousands)
Accrued expenses and other
    current liabilities ..................   $14,523       $15,063
Other long-term liabilities ..............     7,530         9,781
                                             -------       -------
                                             $22,053       $24,844
                                             =======       =======


3.       Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at December 31, 1999 and 1998 consist of the following:


                                              1999          1998
                                              ----          ----
                                            (Dollars in thousands)

Foreign currency translation .............   $(173)        $(703)
Additional minimum pension liability .....    (100)          (20)
                                             -----         -----
   Accumulated other comprehensive
        income (loss) ....................   $(273)        $(723)
                                             =====         =====

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


4.       Inventories

The components of inventories at December 31, 1999 and 1998 consist of the following:

                                                1999          1998
                                                ----          ----
                                              (Dollars in thousands)

     Raw materials .......................   $ 33,453      $ 34,224
     Work-in-process .....................     49,799        52,415
     Finished goods ......................    148,135       147,339
     Spare parts and other ...............     10,493        10,927
                                             --------      --------
                                              241,880       244,905

     Adjustment to value inventory
        at cost on the LIFO method .......      7,691         5,180
                                             --------      --------
                                             $249,571      $250,085
                                             ========      ========

The amount of inventory recorded on the first-in, first-out method at December 31, 1999 and 1998 was $19.5 million and $16.2 million, respectively.


5.       Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31, 1999 and 1998 consist of the following:



                                               1999           1998
                                               ----           ----
                                              (Dollars in thousands)


     Land ................................   $    7,173    $    7,140
     Buildings and improvements ..........      104,831        98,009
     Machinery and equipment .............      934,393       890,131
     Construction in progress ............       61,586        56,021
                                             ----------    ----------
                                              1,107,983     1,051,301
     Accumulated depreciation ............     (462,468)     (379,835)
                                             ----------    ----------
          Property, plant and equipment,
            net ..........................   $  645,515    $  671,466
                                             ==========    ==========

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


6.       Other Non-Current Assets

Other non-current assets at December 31, 1999 and 1998 consist of the following:


                                               1999          1998
                                               ----          ----
                                             (Dollars in thousands)

     Debt issuance costs .................   $14,853       $14,905
     Intangible pension asset ............     7,364        10,707
     Other ...............................    10,450         5,547
                                             -------       -------
                                              32,667        31,159
     Accumulated amortization ............    (3,982)       (2,386)
                                             -------       -------
                                             $28,685       $28,773
                                             =======       =======


7.       Long-Term Debt

Long-term debt obligations at December 31, 1999 and 1998 consist of the following:

                                                1999         1998
                                                ----         ----
                                             (Dollars in thousands)

Bank Debt:
   Bank Revolving Loans ..................   $125,200      $135,900
   Bank A Term Loans .....................    194,047       223,900
   Bank B Term Loans .....................    190,495       192,449
   Canadian Bank Facility ................     14,312        15,586
                                             --------      --------
     Total bank debt .....................    524,054       567,835

Subordinated Debt:
   9% Senior Subordinated Debentures .....    300,000       300,000
   13 1/4% Subordinated Debentures .......     56,206        56,206
   Other .................................      3,000         3,000
                                             --------      --------
     Total subordinated debt .............    359,206       359,206
                                             --------      --------

Total Debt ...............................    883,260       927,041
   Less amounts due within one year ......     39,351        36,065
                                             --------      --------
                                             $843,909      $890,976
                                             ========      ========

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

The aggregate annual maturities of long-term debt obligations at December 31, 1999 are as follows (dollars in thousands):

                  2000....................   $ 39,351
                  2001....................     44,694
                  2002....................     60,722
                  2003....................    196,607
                  2004....................      1,954
                  2005 and thereafter.....    539,932
                                             --------
                                             $883,260
                                             ========


Bank Credit Agreement
---------------------
The Company's $1.0 billion U.S. senior secured credit facility (the "Credit Agreement") initially provided the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans.

The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal of the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments and amounts repaid may not be reborrowed. Principal repayments of $29.9 million and $11.8 million of A Term Loans and $2.0 million and $6.6 million of B Term Loans were made during 1999 and 1998, respectively.

The Credit Agreement requires the Company to prepay the term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50% of the Company's excess cash flow, as defined. Generally, prepayments are allocated pro rata to the A Term Loans and B Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans.

The Credit Agreement provides the Company with a commitment for a revolving credit facility of up to $545.5 million (after giving effect to the reduction of such facility by $4.5 million for the revolving loan facility under the Company's Canadian bank facility) for working capital needs and other general corporate purposes, including acquisitions. Revolving Loans may be borrowed, repaid, and reborrowed over the life of the Credit Agreement until final maturity. At December 31, 1999, there were $125.2 million of Revolving Loans outstanding and, after taking into account outstanding letters of credit of $15.2 million, borrowings available under the revolving credit facility of the Credit Agreement were $405.1 million. The Company does not anticipate repaying the outstanding Revolving Loan borrowings prior to December 31, 2000 and, therefore, has recorded such borrowings as long-term debt. Seasonal Revolving Loan borrowings during the year will be classified as current obligations.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

The Company may utilize up to a maximum of $30.0 million of its revolving credit facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under such revolving credit facility. The Credit Agreement provides for the payment of a commitment fee ranging from 0.15% to 0.375% (.25% at December 31, 1999) per annum on the daily average unused portion of commitments available under the revolving credit facility of the Credit Agreement and at December 31, 1999 a 1.375% per annum fee on outstanding letters of credit.

Credit Agreement borrowings may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, as defined in the Credit Agreement, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Bankers Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate plus a margin of 0.125% in the case of A Term Loans and Revolving Loans and at the Base Rate plus a margin of 0.625% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.125% in the case of A Term Loans and Revolving Loans and a margin of 1.625% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings will be reset quarterly based upon the Company's Leverage Ratio, as defined in the Credit Agreement. As of December 31, 1999, the interest rate for Base Rate borrowings was 8.625% and the interest rate for Eurodollar Rate borrowings ranged between 6.79% and 7.82%. For 1999, 1998 and 1997, the weighted average annual interest rate paid on all term loans was 6.7%, 7.0%, and 7.9%, respectively. The Company has entered into interest rate swap agreements to convert interest rate exposure from variable to fixed rates of interest on A Term Loans and B Term Loans in an aggregate notional amount of $100.0 million (for a discussion of the interest rate swap agreements, see Note 8).

Because the Company sells metal containers used in fruit and vegetable pack processing, it has seasonal sales. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short-term indebtedness to finance its working capital requirements. For 1999, 1998 and 1997, the average amount of borrowings under the Company's U. S. revolving credit facility was $308.1 million, $197.5 million and $89.2 million, respectively; the weighted average annual interest rate paid on such borrowings was 6.4%, 6.7%, and 7.8%, respectively; and the highest amount of such borrowings was $404.4 million, $372.0 million, and $182.2 million, respectively.

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of certain of the Company's U.S. subsidiaries has been pledged to the lenders under the Credit Agreement. At December 31, 1999, the Company had assets of a U.S. subsidiary of $126.2 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

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

Canadian Bank Facility
----------------------
The Company, through a wholly owned Canadian subsidiary, has a Canadian bank facility (the "Canadian Bank Facility") with various Canadian banks. The Canadian Bank Facility initially provided the Company's Canadian subsidiaries with Cdn. $26.5 million (U.S. $18.5 million) of term loans, and provides such subsidiaries with up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. Principal of the term loans is required to be repaid in annual installments until maturity on December 31, 2003. During 1999, the Company repaid Cdn. $3.2 million (U.S. $2.1 million) of term loans in accordance with terms of the Canadian Bank Facility.

The revolving loans may be borrowed, repaid, and reborrowed until maturity on December 31, 2003.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility, plus a margin of 0.125%. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of 1.125%. Similar to the Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon the Company's consolidated Leverage Ratio. As of December 31, 1999, the interest rate for Bankers Acceptance borrowings ranged from 6.31% to 6.38% and the interest rate for Canadian Prime Rate borrowings was 6.63%.

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

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

9.0% Senior Subordinated Debentures
-----------------------------------
In June 1997, Holdings issued $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures (the "9% Debentures") due June 1, 2009. The 9% Debentures represent general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

The 9% Debentures are redeemable, at the option of Holdings, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

                  Year                          Redemption Price
                  ----                          ----------------
                  2002....................          104.500%
                  2003....................          103.375%
                  2004....................          102.250%
                  2005....................          101.125%
                  2006 and thereafter.....          100.000%

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

13 1/4% Subordinated Debentures
-------------------------------
In June 1997, Holdings exchanged its outstanding 13 1/4% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") with a par value of $1,000 per share and a total liquidation value of $56.2 million for a like principal amount of 13 1/4% Subordinated Debentures due 2006 (the "13 1/4% Debentures"). The 13 1/4% Debentures are general obligations of Holdings, subordinate in right of payment to all Senior Indebtedness (as defined in the Indenture relating to the 13 1/4% Debentures), including indebtedness under the Credit Agreement, the Canadian Bank Facility and the 9% Debentures, and effectively subordinate to all obligations of the subsidiaries of Holdings.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

13 1/4% Subordinated Debentures  (continued)
-------------------------------

Interest on the 13 1/4% Debentures is payable semi-annually on each January 15 and July 15 in cash or, on or prior to July 15, 2000, at the option of Holdings, in additional 13 1/4% Debentures in an aggregate principal amount equal to such interest. From and after July 15, 2000, interest is payable only in cash. Since their issuance, interest due on the 13 1/4% Debentures has been paid in cash.

The holders of the Preferred Stock were entitled to receive cumulative dividends of 13 1/4% per annum, which were payable quarterly in cash or, on or prior to July 15, 2000 at the sole option of Holdings, in additional shares of Preferred Stock. Dividend payments of $3.2 million in 1997 were paid in additional shares of Preferred Stock.

The 13 1/4% Debentures may be redeemed at any time on or after July 15, 2000, in whole or in part, at the option of Holdings at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning July 15 in each of the years set forth below:

                  Year                          Redemption Price
                  ----                          ----------------
                  2000....................          109.938%
                  2001....................          106.625%
                  2002....................          103.313%
                  2003 and thereafter.....          100.000%

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

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


7.       Long-Term Debt  (continued)

Refinancings
------------
During  1997,  the  Company  refinanced   principally  all  of  its  outstanding
indebtedness with lower cost indebtedness and equity.

In February 1997, the Company used net proceeds of $67.2 million from its initial public offering of its common stock (the "Offering") to prepay $8.9 million of bank term loans under its previous credit agreement and to redeem the remaining outstanding 13 1/4% Senior Discount Debentures due 2002.

In June 1997, the Company used net proceeds of $291.5 million from the issuance of the 9% Debentures to repay $148.6 million of bank term loans under its previous credit agreement and, for a total redemption amount of $142.9 million, to redeem the entire principal amount ($135.0 million) of the 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes") due 2002.

In July 1997, the Company used proceeds of $452.6 million from the Credit Agreement to refinance all term loans outstanding under the previous credit agreement, including term loan borrowings of $75.0 million made in April 1997.

In connection with these refinancings, the Company incurred extraordinary charges of $16.4 million, net of tax, for the write-off of unamortized debt financing costs of $18.2 million and premiums of $7.9 million paid upon the redemption of the 11 3/4% Notes.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


8.       Financial Instruments

The Company's financial instruments recorded on the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, and debt obligations. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market value. The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at December 31, 1999 and 1998 (bracketed amount represents an unrecognized asset):


                                            1999                    1998
                                     --------------------    -------------------
                                     Carrying      Fair      Carrying     Fair
                                      Amount       Value      Amount      Value
                                      ------       -----      ------      -----
                                              (Dollars in thousands)

Bank debt .........................  $524,054    $524,054    $567,835   $567,835
Subordinated debt .................   356,206     345,702     356,206    369,889
Interest rate swap agreements .....      --        (1,984)       --          973


Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of the Company's variable rate bank borrowings for revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of the Company's fixed rate borrowings, which are comprised of the 9% Debentures and the 13 1/4% Debentures, are estimated based on quoted market prices.

Interest Rate Swap Agreements: The fair value of the interest rate swap agreements reflect the estimated amounts that the Company would pay or receive at December 31, 1999 and 1998 in order to terminate the contracts based on quoted market prices.

Derivative Financial Instruments
--------------------------------
The Company has interest rate swap agreements with a major bank to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. During the year, the Company entered into interest rate swap agreements for an aggregate notional amount of $100 million. These agreements are with a financial institution who is expected to fully perform under the terms thereof. These agreements provide for fixed rates of interest based on three month LIBOR ranging from 5.61% to 6.06% and mature in the second quarter of 2002. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. The difference between amounts to be paid or received on interest rate swap agreements are recorded as adjustments to interest expense. During 1999, interest rate swap agreements for an aggregate notional amount of $200 million expired. Net payments of $1.0 million for the year ended December 31, 1999 and $0.3 million for the years ended December 31, 1998 and 1997 were made under the Company's interest rate swap agreements.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


8.       Financial Instruments  (continued)

Derivative Financial Instruments  (continued)
--------------------------------
The Company does not utilize derivative financial instruments for speculative purposes. Its use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness.

Concentration of Credit Risk
----------------------------
The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its three largest customers accounted for approximately 34.2% of net sales in 1999, 34.1% of its net sales in 1998, and 28.2% of its net sales in 1997. The receivable balances from these customers collectively represented 27.8% and 30.6% of the Company's trade accounts receivable at December 31, 1999 and 1998, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack processing business. Exposure to losses is dependent on each customers' financial position. The Company performs ongoing credit evaluations of its customers' financial condition and its receivables are not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.


9.       Commitments and Contingencies

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):


                  2000....................   $17,505
                  2001....................    14,061
                  2002....................     9,375
                  2003....................     7,334
                  2004....................     4,390
                  2005 and thereafter.....    19,137
                                             -------
                                             $71,802
                                             =======

Rent expense was approximately $18.9 million in 1999, $18.2 million in 1998 and $15.1 million in 1997.

Other than ordinary routine legal proceedings incidental to its business, the Company is not a party to, and none of its properties are subject to, any pending legal proceedings which could have a material adverse effect on its business or financial condition.

                               SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997



10.      Employee Benefit Plans

The Company sponsors defined benefit pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service. It is the Company's policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.

The Company has unfunded defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

The following table sets forth the funded status of the Company's retirement plans as of December 31, 1999 and 1998:

                                           SILGAN HOLDINGS INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    December 31, 1999, 1998 and 1997

10.      Employee Benefit Plans  (continued)

                                                                                       Other
                                                       Pension Benefits        Postretirement Benefits
                                                       ----------------        -----------------------
                                                     1999           1998          1999         1998
                                                     ----           ----          ----         ----
                                                                 (Dollars in thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year ......     $107,578      $ 81,023      $ 38,557     $ 36,276
   Service cost ..............................        6,710         6,186         1,031        1,022
   Interest cost .............................        7,616         6,315         2,944        2,511
   Actuarial (gains) and losses ..............       (8,675)        4,241         1,945          384
   Plan amendments ...........................          746        10,411          --             53
   Benefits paid .............................       (3,536)       (2,551)       (1,708)      (1,838)
   Contributions by plan participants ........         --            --             285          148
   Divestitures, curtailments or
         settlements .........................          (16)         (211)         --           --
   Special termination benefits ..............         --           2,164          --           --
                                                   --------      --------      --------     --------
Benefit obligation at end of year ............      110,423       107,578        43,054       38,556

Change in Plan Assets
Fair value of plan assets at beginning
         of year .............................       73,833        62,361          --           --
   Actual return on plan assets ..............        7,260         7,436          --           --
   Contributions by employer .................        8,648         7,250          --           --
   Benefits paid .............................       (3,245)       (2,271)         --           --
   Other expenses ............................       (1,252)         (943)         --           --
                                                   --------      --------      --------     --------
Fair value of plan assets at end of year .....       85,244        73,833          --           --

Reconciliation of Funded Status
Underfunded Status ...........................      (25,179)      (33,745)      (43,054)     (38,556)
   Unrecognized actuarial (gain) loss ........      (10,683)       (2,446)        1,814         (194)
   Unrecognized prior service cost ...........       12,552        13,339           139          278
                                                   --------      --------      --------     --------
Net liability ................................     $(23,310)     $(22,852)     $(41,101)    $(38,472)
                                                   ========      ========      ========     ========

Amounts recognized in the statement of
financial position
   Accrued benefit cost ......................     $(23,310)     $(22,852)     $(41,101)    $(38,472)
   Accrued benefit liability .................       (7,444)      (10,730)         --           --
   Intangible asset ..........................        7,364        10,710          --           --
   Accumulated other comprehensive
         income ..............................           80            20          --           --
                                                   --------      --------      --------     --------
Net liability ................................     $(23,310)     $(22,852)     $(41,101)    $(38,472)
                                                   ========      ========      ========     ========

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


10.      Employee Benefit Plans  (continued)

Amounts applicable to the Company's pension plan with projected and accumulated benefit obligations in excess of plan assets at December 31, 1999 and 1998 are as follows:

                                                 1999         1998
                                                 ----         ----
                                              (Dollars in thousands)

Projected benefit obligation..............     $63,167      $78,552
Accumulated benefit obligation............      57,689       70,849
Fair value of plan assets.................      42,848       50,570


During 1999, a pension plan with projected benefit obligations of $17.3 million, accumulated benefit obligations of $16.1 million and plan assets with a fair value of $15.2 million at December 31, 1998 became fully funded as a result of pension plan contributions and recognized actual return on plan assets in excess of benefits and other expenses paid.

The components of the net periodic benefit cost and the weighted average assumptions as of December 31, 1999, 1998 and 1997 are as follows:


                                                     Pension Benefits            Other Postretirement Benefits
                                               ----------------------------      -----------------------------
                                               1999        1998        1997       1999       1998       1997
                                               ----        ----        ----       ----       ----       ----
                                                                   (Dollars in thousands)

Components of net periodic benefit cost:
Service cost .............................    $6,710     $ 6,186     $ 5,722     $1,031     $1,022     $  942
Interest cost ............................     7,616       6,315       5,233      2,944      2,511      2,347
Expected return on plan
     assets ..............................    (6,722)     (5,823)     (4,513)      --         --         --
Amortization of prior service
     cost ................................     1,531         681         399         15         27         23
Recognized actuarial (gains)
     losses ..............................       (29)        (97)       (238)        62         25         42
Losses due to settlement or
     curtailment .........................      --         2,081          74       --         --         --
                                              ------     -------     -------     ------     ------     ------
Net periodic benefit cost ................    $9,106     $ 9,343     $ 6,677     $4,052     $3,585     $3,354
                                              ======     =======     =======     ======     ======     ======



                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


10.      Employee Benefit Plans (continued)


                                                  Pension Benefits          Other Postretirement Benefits
                                             --------------------------     -----------------------------
                                             1999       1998       1997       1999       1998       1997
                                             ----       ----       ----       ----       ----       ----

Weighted average assumptions
   as of December 31:
Discount rate .........................      7.50%      7.00%      7.25%      7.50%      7.00%      7.25%
Expected return on plan
   assets .............................      9.00%      9.00%      9.00%       --         --         --
Rate of compensation
   increase ...........................      3.75%      3.50%      3.75%      3.75%      3.50%      3.75%




The assumed health care cost trend rates used to determine the accumulated postretirement benefit obligation in 1999 ranged from 7.0% to 8.0% for pre-age 65 retirees and 6.50% to 7.0% for post-age 65 retirees, declining gradually to an ultimate rate of 5.0% in 2007.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                  1-Percentage     1-Percentage
                                                 Point Increase   Point Decrease
                                                 --------------   --------------
                                                     (Dollars in thousands)

Effect on service and interest cost
     components in 1999 .........................    $  370         $  (314)
Effect on postretirement benefit obligation
     as of December 31, 1999 ....................    $3,236         $(2,815)

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. The composition of total pension cost for 1999, 1998, and 1997 in the Company's Consolidated Statements of Income is as follows:

                                                     1999       1998       1997
                                                     ----       ----       ----
                                                       (Dollars in thousands)

Net periodic pension cost .....................    $ 9,106    $ 9,343    $ 6,677
Contributions to multi-employer pension
     plans ....................................      4,770      4,472      4,223
                                                   -------    -------    -------
   Total pension costs ........................    $13,876    $13,815    $10,900
                                                   =======    =======    =======

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


10.      Employee Benefit Plans (continued)

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to income for these plans were $5.9 million in 1999, $5.6 million in 1998, and $2.9 million in 1997.


11.      Income Taxes

Components of the income tax provision (benefit) are as follows:


                                       1999         1998          1997
                                       ----         ----          ----
                                            (Dollars in thousands)

     Current
          Federal ...............    $ 5,879      $ 8,653      $    100
          State .................      1,143         --             200
          Foreign ...............      2,654        2,100         1,100
                                     -------      -------      --------
                                       9,676       10,753         1,400
     Deferred
          Federal ...............      5,952       15,967       (16,300)
          State .................     (1,490)        --          (1,600)
          Foreign ...............        167          164           100
                                     -------      -------      --------
                                       4,629       16,131       (17,800)
                                     -------      -------      --------
                                     $14,305      $26,884      $(16,400)
                                     =======      =======      ========


Income tax provision (benefit) is included in the Consolidated Statements of Income as follows:

                                              1999          1998         1997
                                              ----          ----         ----
                                                 (Dollars in thousands)
        Income before
          extraordinary charges ........    $14,305       $26,884      $ (6,700)
        Extraordinary charges ..........       --            --          (9,700)
                                            -------       -------      --------

                                            $14,305       $26,884      $(16,400)
                                            =======       =======      ========

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


11.      Income Taxes  (continued)

The income tax provision (benefit) varied from that computed by using the U.S. statutory rate as a result of the following:

                                                1999        1998          1997
                                                ----        ----          ----
                                                    (Dollars in thousands)

      Income tax expense at the
        U.S. federal income tax rate .......   $13,382     $25,483     $  6,200
      State and foreign tax expense,
        net of federal income benefit ......      (357)         70          260
      Amortization of goodwill .............       906         682          500
      Change in valuation allowance ........      --          --        (27,400)
      Other ................................       374         649        4,040
                                               -------     -------     --------
                                               $14,305     $26,884     $(16,400)
                                               =======     =======     ========



Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1999 and 1998 are as follows:


                                                          1999           1998
                                                          ----           ----
                                                        (Dollars in thousands)
    Deferred tax liabilities:
      Tax over book depreciation .................      $ 97,174      $ 81,567
      Book over tax basis of assets acquired .....        18,349        17,495
      Other ......................................         2,636         6,645
                                                        --------      --------
         Total deferred tax liabilities ..........       118,159       105,707

    Deferred tax assets:
      Book reserves not yet deductible
        for tax purposes .........................       66,675        60,879
      Net operating loss carryforwards ...........        53,534        56,334
      AMT and other credit carryforwards .........         9,016         3,854
      Other ......................................         3,527           542
                                                        --------      --------
         Total deferred tax assets ...............       132,752       121,609
                                                        --------      --------

    Net deferred tax assets ......................      $ 14,593      $ 15,902
                                                        ========      ========

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


11.      Income Taxes  (continued)

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

The Company files a consolidated U.S. federal income tax return which includes all domestic subsidiaries except CS Can. At December 31, 1999, the Company had net operating loss carryforwards of approximately $116.6 million (excluding $28.7 million from CS Can) which are available to offset future consolidated taxable income of the group and expire from 2007 through 2012. The Company also has $9.0 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

Pre-tax income of foreign subsidiaries was $8.1 million in 1999, $6.3 million in 1998 and $3.1 million in 1997. At December 31, 1999, the cumulative amount of unremitted foreign earnings for which no deferred taxes have been provided aggregated $10.1 million. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. income tax liability.


12.      Stock Option Plan

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

The Plan authorizes the granting of options for up to 3,533,417 shares of the Company's Common Stock, which options can be non-qualified or incentive stock options. As of December 31, 1999, there were options for 1,383,314 shares of the Company's Common Stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of the Common Stock on the date of such grant. Options that have been granted generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


12.      Stock Option Plan  (continued)

The following is a summary of stock option activity for each of the three years in the period ended December 31, 1999:

                                                     Number of  Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------

Options outstanding December 31, 1996 ...........     1,820,103      $ 2.18

     Granted ....................................       120,000       26.91
     Exercised ..................................          --           --
     Canceled ...................................          --           --
                                                      ---------


Options outstanding December 31, 1997 ...........     1,940,103        3.71

     Granted ....................................        95,000       33.92
     Exercised ..................................    (1,100,580)       2.13
     Canceled ...................................          --           --
                                                      ---------


Options outstanding December 31, 1998 ...........       934,523        8.64

     Granted ....................................       115,000       17.61
     Exercised ..................................      (192,255)       2.67
     Canceled ...................................          --           --
                                                      ---------


Options outstanding December 31, 1999 ...........       857,268      $11.17
                                                      =========


The number of options exercisable was 581,488, 645,455, and 1,578,952; the weighted average exercise price was $5.16, $3.12, and $2.08; and the remaining contractual life of options outstanding was 4.8 years, 4.8 years, and 3.7 years at December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, there were 527,268 options outstanding with exercise prices ranging from $0.56 to $4.43 and 330,000 options outstanding with exercise prices ranging from $17.00 to $36.75. Since December 31, 1999, the Company has granted 747,900 additional stock options at a weighted average exercise price of $14.08 per share.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Had compensation expense been determined based on the fair value of such awards at the grant date, in accordance with the methods of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's total and per share net income would have been as follows (dollars in thousands, except per share amounts):

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


12.      Stock Option Plan  (continued)

                                                 1999        1998       1997
                                                 ----        ----       ----
Net income:
     As reported net income .............      $23,930     $45,924    $30,960
     Pro forma net income ...............       23,291      45,361     30,752
Basic earnings per share:
     As reported earnings per share .....        $1.35       $2.41      $1.68
     Pro forma earnings per share .......         1.32        2.39       1.67
Diluted earnings per share:
     As reported earnings per share .....        $1.32       $2.30      $1.57
     Pro forma earnings per share .......         1.28        2.27       1.56


The weighted average fair value of options granted was $10.10, $14.22 and $10.51 during 1999, 1998, and 1997, respectively. The fair value was estimated using a Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 1999, 1998, and 1997: risk-free interest rates of 5.2%, 5.6% and 6.1%, respectively; volatility of 50.4%, 38.6% and 31.2%, respectively; dividend yield of 0%; and expected lives of eight, five and five years, respectively. For purposes of the pro forma disclosures, the estimated fair values of the options is amortized to expense over five years.


13.      Deficiency in Stockholders' Equity

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

The Company's Board of Directors previously authorized the repurchase by the Company of up to $70.0 million of its Common Stock from time to time in the open market, through privately negotiated transactions or through block purchases. The Company's repurchases of Common Stock are recorded as treasury stock and result in an increase in deficiency in stockholders' equity. Through December 31, 1999, the Company had repurchased 2,608,975 shares of its Common Stock for $59.9 million, which were initially funded from Revolving Loan borrowings under its Credit Agreement that were repaid with operating cash flows. In 1998, the Company issued 23,500 shares ($0.6 million) of its Common Stock from its treasury stock for stock option exercises.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


14.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

                                                     1999      1998      1997
                                                     ----      ----      ----
Numerator:
     Income before extraordinary charges .......   $23,930   $45,924  $ 50,566
     Extraordinary charges .....................      --        --     (16,382)
     Preferred stock dividend requirement ......      --        --      (3,224)
                                                   -------   -------  --------

     Numerator for basic and dilutive
       earnings per share - income
       available to common stockholders ........   $23,930   $45,924  $ 30,960
                                                   =======   =======  ========

Denominator:
     Denominator for basic earnings per
       share - weighted average shares .........    17,706    19,003    18,397
     Effect of dilutive securities:
       Employee stock options ..................       492       948     1,326
                                                   -------   -------- --------
     Denominator for diluted earnings
       per share - adjusted weighted
       average shares ..........................    18,198    19,951    19,723
                                                   =======   =======  ========

Basic earnings per common share:
     Income before extraordinary charges ........    $1.35     $2.41    $ 2.75
     Extraordinary charges ......................      --        --      (0.89)
     Preferred stock dividend requirement .......      --        --      (0.18)
                                                     -----     -----    ------

     Net income per basic common share ..........    $1.35     $2.41    $ 1.68
                                                     =====     =====    ======

Diluted earnings per common share:
     Income before extraordinary charges ........    $1.32     $2.30    $ 2.56
     Extraordinary charges ......................      --        --      (0.83)
     Preferred stock dividend requirement .......      --        --      (0.16)
                                                     -----     -----    ------
     Net income per diluted common share ........    $1.32     $2.30    $ 1.57
                                                     =====     =====    ======


Options to purchase 215,000 to 330,000 shares of Common Stock at prices ranging from $17.00 to $36.75 per share for 1999 and 140,000 shares of Common Stock at prices ranging from $28.875 to $36.75 per share for 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


15.      Related Party Transactions

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

In consideration for its services, S&H receives a fee of 4.95% of Holdings' consolidated EBDIT (as defined in the Management Agreements) until EBDIT has reached the Scheduled Amount set forth in the Management Agreements, and 3.3% after EBDIT has exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. The total amount paid under the Management Agreements was $5.5 million in 1999, $5.3 million in 1998 and $5.4 million in 1997, and was allocated, based upon EBDIT, as a charge to operating income of each business segment. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

In connection with the bank financings entered into during 1997, the banks thereunder (including Bankers Trust Company and an affiliate of MS & Co.) received fees totaling $2.3 million.

For financial advisory services provided by MS & Co. to Holdings and its subsidiaries, MS & Co. was paid $0.5 million in 1999 and 1998 and $0.4 million in 1997 by S&H pursuant to the Management Agreements. As underwriters for the 9% Debentures offering in 1997 and a previous refinancing, MS & Co. received as compensation for its services an aggregate of $9.7 million. In connection with the Offering, the underwriters (including MS & Co.) received fees totaling $5.2 million.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


16.      Business Segment Information

The Company is engaged in the packaging industry and has three business units: metal food containers, plastic containers and specialty packaging. The metal food containers segment manufactures steel and aluminum food containers. The plastic container segment manufactures custom designed PET and HDPE containers mainly for personal care and health products. The specialty packaging business includes the manufacture of specialty packaging items used in the food and beverage industries, including steel caps and closures, aluminum roll-on closures, plastic bowls and paperboard containers, as well as the costs associated with the development of new proprietary closure technology. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production, and marketing strategies. Each segment operates primarily in the United States. There are no intersegment sales.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of the respective business units based upon earnings before interest, taxes, depreciation and amortization, as adjusted for unusual items ("Adjusted EBITDA"). The Company believes Adjusted EBITDA provides important information in enabling it to assess its ability to service and incur debt. Adjusted EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income data prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Presented below is a table setting forth reportable business segment profit or loss and assets for each of the past three years for the Company's three business segments:

                                        SILGAN HOLDINGS INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1999, 1998 and 1997


16.      Business Segment Information  (continued)


                                  Metal Food     Plastic   Specialty
                                  Containers(1) Containers Packaging   Other(2)     Total
                                  ------------- ---------- ---------   --------     -----
                                                  (Dollars in millions)

1999
----
Net sales ........................   $1,401.1    $321.2     $134.5     $  --      $1,856.8
Adjusted EBITDA ..................      172.4      62.9       14.9      (3.8)        246.4
Depreciation and amortization ....       51.7      24.3        9.9       0.1          86.0
Segment profit (loss) ............      120.7      38.6        5.0      (3.9)        160.4

Segment assets ...................      780.8     284.0      105.5        --       1,170.3
Capital expenditures .............       56.8      24.5        6.1        --          87.4

1998
----
Net sales ........................   $1,299.0    $310.9     $128.8     $  --      $1,738.7
Adjusted EBITDA ..................      164.4      58.2       12.2      (3.0)        231.8
Depreciation and amortization ....       48.3      20.2        8.9       0.1          77.5
Segment profit (loss) ............      116.1      38.0        3.3      (3.1)        154.3

Segment assets ...................      817.0     285.8      104.9        --       1,207.7
Capital expenditures .............       46.6      34.2        5.3        --          86.1

1997
----
Net sales ........................   $1,134.5    $263.3     $113.6     $  --      $1,511.4
Adjusted EBITDA ..................      156.5      46.2        9.6      (1.8)        210.5
Depreciation and amortization ....       38.0      17.7        7.7        --          63.4
Segment profit (loss) ............      118.5      28.5        1.9      (1.8)        147.1

Segment assets ...................      719.1     189.9      109.0        --       1,018.0
Capital expenditures .............       39.1      14.9        7.8       0.4          62.2



(1)      Excludes rationalization charges of  $36.1 million recorded in 1999.

(2) The other category provides information pertaining to the corporate holding company.

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


16.      Business Segment Information  (continued)

Total segment profit is reconciled to income before income taxes as follows:

                                          1999       1998       1997
                                          ----       ----       ----
                                            (Dollars in millions)

Total segment profit .................   $160.4     $154.3     $147.1
Interest expense and other
   related financing costs ...........     86.1       81.5       80.7
Rationalization charges ..............     36.1        --         --
Non-cash stock option charge .........      --         --        22.5
                                         ------     ------     ------
   Income before income taxes ........   $ 38.2     $ 72.8     $ 43.9
                                         ======     ======     ======


Total segment assets are reconciled to total assets as follows:

                                            1999       1998       1997
                                            ----       ----       ----
                                              (Dollars in millions)

Total segment assets .................   $1,170.3   $1,207.7   $1,018.0
Deferred tax asset ...................       14.6       15.9       32.0
Other assets .........................        0.4        0.4        0.6
                                         --------   --------   --------
   Total assets ......................   $1,185.3   $1,224.0   $1,050.6
                                         ========   ========   ========

Financial information relating to the Company's operations by geographic area is as follows:

                                                    Net Sales
                                           --------------------------
                                           1999       1998       1997
                                           ----       ----       ----
                                              (Dollars in millions)

United States ........................   $1,810.5   $1,696.4   $1,476.5
Canada ...............................       46.3       42.3       34.9
                                         --------   --------   --------
   Consolidated ......................   $1,856.8   $1,738.7   $1,511.4
                                         ========   ========   ========

                                                Long-Lived Assets
                                           -------------------------
                                          1999       1998       1997
                                          ----       ----       ----
                                              (Dollars in millions)

United States ........................   $729.7     $762.5     $579.2
Canada ...............................     23.4       18.1       19.4
                                         ------     ------     ------
   Consolidated ......................   $753.1     $780.6     $598.6
                                         ======     ======     ======

                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


16.      Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Metal food container and specialty packaging sales to Nestle Food Company accounted for 12.2%, 13.6% and 16.7% of consolidated net sales of the Company during 1999, 1998, and 1997, respectively. Metal food container sales to Del Monte Corporation accounted for 11.0%, 11.9%, and 11.0% of consolidated net sales of the Company during 1999, 1998, and 1997, respectively. Metal food container and specialty packaging sales to Campbell Soup Company accounted for 11.5% and 8.6% of consolidated net sales of the Company during 1999 and 1998, respectively.


17.      Quarterly Results of Operations  (Unaudited)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data):



                                               Mar 31     June 30    Sept 30    Dec 31
                                               ------     -------    -------    ------
1999
----
Net sales ................................    $398,747   $432,975   $571,666   $453,401
Gross profit .............................      47,859     59,808     74,678     53,039
Net income ...............................       5,623     11,487      6,033        787

   Basic earnings per common share .......       $0.31      $0.65      $0.34      $0.04

   Diluted earnings per common share .....       $0.30      $0.64      $0.34      $0.04

1998
----
Net sales ................................    $334,413   $392,791   $561,085   $450,426
Gross profit .............................      44,324     52,577     75,050     50,472
Net income ...............................       6,669     10,187     21,548      7,520

   Basic earnings per common share .......       $0.35      $0.54      $1.12      $0.40

   Diluted earnings per common share .....       $0.33      $0.50      $1.08      $0.39




                                SILGAN HOLDINGS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999, 1998 and 1997


17.      Quarterly Results of Operations  (continued)

Earnings per common share amounts are computed independently for each quarter and therefore may not sum to the total for the applicable year.

The results of operations for the third quarter of 1999 include a pre-tax non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business deemed to be surplus or obsolete.

The results of operations for the fourth quarter of 1999 include a pre-tax charge of $11.9 incurred in connection with the Company's planned closing of two West Coast metal food container facilities.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     SILGAN HOLDINGS INC. (Parent Company)
                           CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                                              December 31,
                                                           1999          1998
                                                           ----          ----
ASSETS
------
Current assets:
   Cash and cash equivalents .......................    $      49     $      22
   Notes receivable - subsidiaries .................       36,783        33,987
   Interest receivable - subsidiaries ..............       10,088         9,816
   Other current assets ............................           27            25
                                                        ---------     ---------
     Total current assets ..........................       46,947        43,850

Notes receivable-subsidiaries ......................      703,965       738,568
Deferred tax asset .................................       80,201        77,966
Other non-current assets ...........................          312           403
                                                        ---------     ---------
                                                        $ 831,425     $ 860,787
                                                        =========     =========

Current liabilities:
   Current portion of term debt ....................    $  36,783     $  33,987
   Accrued interest payable ........................       10,088         9,816
   Accounts payable and accrued expenses ...........        1,267           858
                                                        ---------     ---------
     Total current liabilities .....................       48,138        44,661

Excess of distributions over investment
 in subsidiaries ...................................      114,703       121,810
Long-term debt .....................................      703,965       738,568
Other long-term liabilities ........................       13,353        13,056

Deficiency in stockholders' equity:
   Common stock ....................................          201           199
   Additional paid-in capital ......................      118,666       117,911
   Accumulated deficit .............................     (108,010)     (131,940)
   Accumulated other comprehensive loss ............         (273)         (723)
   Treasury stock at cost, 2,585,475 and
     1,683,503 shares in 1999 and 1998,
     respectively ..................................      (59,318)      (42,755)
                                                        ---------     ---------
     Total deficiency in stockholders' equity ......      (48,734)      (57,308)
                                                        ---------     ---------
                                                        $ 831,425     $ 860,787
                                                        =========     =========


                     See notes to condensed financial statements.


                            SILGAN HOLDINGS INC. (Parent Company)
                                CONDENSED STATEMENTS OF INCOME
                                     (Dollars in thousands)


                                                                  Year ended December 31,
                                                               1999        1998         1997
                                                               ----        ----         ----

Net sales ..............................................     $  --       $  --       $   --

Cost of goods sold......................................        --          --           --
                                                             -------     -------     --------
     Gross profit ......................................        --          --           --

Selling, general and administrative expenses ...........       3,873       3,095        1,815

Non-cash stock option charge ...........................        --          --         22,522
                                                             -------     -------     --------
     Loss from operations ..............................      (3,873)     (3,095)     (24,337)

Interest expense and other related financing
  costs, net ...........................................        --          --          2,349
                                                             -------     -------     --------
     Loss before income taxes ..........................      (3,873)     (3,095)     (26,686)

Income tax (benefit) ...................................      (1,475)     (1,145)     (29,000)
                                                             -------     -------     --------
     Income (loss) before extraordinary charges ........      (2,398)     (1,950)       2,314

     Extraordinary charges relating to early
         extinguishment of debt, net of income taxes ...        --          --         16,382
                                                             -------     -------     --------
     Net loss before preferred stock dividend
         requirement and equity in earnings
         of consolidated subsidiaries ..................      (2,398)     (1,950)     (14,068)

Equity in earnings of consolidated subsidiaries ........      26,328      47,874       48,252
                                                             -------     -------     --------
     Net income before preferred stock dividend
         requirement ...................................      23,930      45,924       34,184

Preferred stock dividend requirement ...................        --          --          3,224
                                                             -------     -------     --------
     Net income available to common
         stockholders ..................................     $23,930     $45,924     $ 30,960
                                                             =======     =======     ========


                            See notes to condensed financial statements.


                          SILGAN HOLDINGS INC. (Parent Company)
                           CONDENSED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)


                                                                   Year ended December 31,
                                                               1999         1998         1997
                                                               ----         ----         ----
Cash flows from operating activities:
Net income .............................................    $ 23,930     $ 45,924     $  30,960
   Adjustments to reconcile net income
     to net cash (used in) provided by operating
     activities:
       Equity in earnings of consolidated
         subsidiaries ..................................     (26,328)     (47,874)      (48,252)
       Preferred stock dividends .......................        --           --           3,224
       Amortization ....................................        --           --             193
       Non-cash stock option charge ....................        --           --          22,522
       Deferred income tax (benefit) ...................      (1,475)      (1,145)      (29,000)
       Extraordinary charges relating to early
         extinguishment of debt ........................        --           --          16,382
       Changes in other assets and liabilities, net ....       3,386          783         5,353
                                                            --------     --------     ---------
           Total adjustments ...........................     (24,417)     (48,236)      (29,578)
                                                            --------     --------     ---------
     Net cash (used in) provided by operating
        activities .....................................        (487)      (2,312)        1,382
                                                            --------     --------     ---------

Cash flows from investing activities:
   Decrease (increase) in notes receivable from
         subsidiaries ..................................      31,807       18,365      (117,650)
   Cash distribution received from subsidiaries ........      16,563       43,378        59,188
                                                            --------     --------     ---------
   Net cash provided by (used in) investing
        activities .....................................      48,370       61,743       (58,462)
                                                            --------     --------     ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..............        --           --          67,220
   Proceeds from issuance of long-term debt ............        --           --         825,000
   Repayment of long-term debt .........................     (31,807)     (18,365)     (822,496)
   Proceeds from stock option exercises ................         514        2,341          --
   Purchase of treasury stock ..........................     (16,563)     (43,378)         --
   Debt financing costs ................................        --           --         (12,781)
                                                            --------     --------     ---------
     Net cash used in financing activities .............     (47,856)     (59,402)      (56,943)
                                                            --------     --------     ---------
Net increase (decrease) in cash and cash
    equivalents ........................................          27           29          (137)

Cash and cash equivalents at beginning of year .........          22           (7)          130
                                                            --------     --------     ---------

Cash and cash equivalents at end of year ...............    $     49     $     22     $      (7)
                                                            ========     ========     =========


                             See notes to condensed financial statements.

                           SILGAN HOLDINGS INC. (Parent Company)
                        NOTES TO  CONDENSED  FINANCIAL  STATEMENTS
                  For the years ended  December 31, 1999,  1998 and 1997
                                 (Dollars in thousands)


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


2.       Long-Term Debt

Debt obligations of the Parent Company at December 31, 1999 and 1998 consist of the following:

                                                1999          1998
                                                ----          ----
                                              (Dollars in thousands)
Bank Debt:
   Bank A Term Loans ....................     $194,047     $223,900
   Bank B Term Loans ....................      190,495      192,449
                                              --------     --------
     Total bank debt ....................      384,542      416,349
                                              --------     --------
Subordinated Debt:
   9% Senior Subordinated Debentures ....      300,000      300,000
   13 1/4% Subordinated Debentures ......       56,206       56,206
                                              --------     --------
     Total subordinated debt ............      356,206      356,206
                                              --------     --------

Total Debt ..............................      740,748      772,555
   Less amounts due within one year .....       36,783       33,987
                                              --------     --------
                                              $703,965     $738,568
                                              ========     ========

                       SILGAN HOLDINGS INC. (Parent Company)
                      NOTES TO  CONDENSED  FINANCIAL  STATEMENTS
               For the years ended  December 31, 1999,  1998 and 1997
                              (Dollars in thousands)


2.       Long-Term Debt  (continued)

The aggregate annual maturities of outstanding debt obligations of the Parent Company at December 31, 1999 are as follows (dollars in thousands):


                  2000....................  $ 36,783
                  2001....................    41,758
                  2002....................    56,685
                  2003....................    66,636
                  2004....................     1,954
                  2005 and thereafter.....   536,932
                                            ---------
                                            $740,748
                                            ========

As of December 31, 1999 and 1998, the obligations of Holdings had been pushed down to its subsidiaries.

In 1999 and 1998, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.


3.       Guarantees

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings' subsidiaries may borrow up to $545.5 million of revolving loans under the Credit Agreement. Holdings' guarantee under the Credit Agreement is secured by a pledge by Holdings of all of the stock of certain of its U.S. subsidiaries. Holdings also guarantees all of the indebtedness of its Canadian subsidiaries under the Canadian Bank Facility. At December 31, 1999, term loans of Cdn. $20.7 million (U.S. $14.3 million) were outstanding under the Canadian Bank Facility. In addition, Holdings' Canadian subsidiaries may borrow up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans under the Canadian Bank Facility. Holdings' guarantee under the Canadian Bank Facility is secured by a pledge by Holdings of all of the stock of its Canadian subsidiaries.


4.       Dividends from Subsidiaries

Cash dividends received by Holdings from its consolidated subsidiaries accounted for by the equity method were $16.6 million, $43.4 million, and $59.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               SILGAN HOLDINGS INC.
                               For the years ended December 31, 1999, 1998 and 1997
                                              (Dollars in thousands)



                                                             Additions
                                                             ---------

                                           Balance at  Charged to   Charged                 Balance
                                           beginning    costs and  to other                at end of
Description                                of period    expenses   accounts  Deductions     period
-----------                                ----------  --------    --------  ----------    ---------

For the year ended December 31, 1999:

Allowance for
    doubtful accounts
    receivable ..........................     $3,325     $(684)     $ 500     $(150)(1)     $2,991
                                              ======     =====      =====     =====         ======

For the year ended December 31, 1998:

Allowance for
    doubtful accounts
    receivable ..........................     $3,415     $ 361      $  57     $ (508)(1)    $3,325
                                              ======     =====      =====     ======        ======

For the year ended December 31, 1997:

Allowance for
    doubtful accounts
    receivable ..........................     $4,045     $ 181      $(297)    $ (514)(1)    $3,415
                                              ======     =====      =====     ======        ======



(1) Uncollectible accounts written off, net of recoveries.

                                 INDEX TO EXHIBITS


Exhibit No.                         Exhibit
-----------                         -------

 10.19 Employment Agreement dated as of August 1, 1995 between Containers (as assignee of Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997

  12 Computations of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 1999, 1998 and 1997.

  21        Subsidiaries of the Registrant.

  23        Consent of Ernst & Young LLP.

  27        Financial Data Schedule for the fiscal year ended December 31, 1999.