Form 10-Q
period 2000-03-31
SILGAN HOLDINGS INC
filed 2000-05-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ________________ to ________________


                        Commission file number 000-22117

                              SILGAN HOLDINGS INC.
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                               06-1269834
         (State or Other Jurisdiction                  (I.R.S. Employer
       of Incorporation or Organization)              Identification No.)

               4 Landmark Square
             Stamford, Connecticut                           06901
   (Address of Principal Executive Offices)               (Zip Code)

        Registrant's Telephone Number, Including Area Code (203) 975-7110

                                       N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ] No [ ]


As of May 9, 2000, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,591,694.



                                            SILGAN HOLDINGS INC.

                                             TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------

Part 1.  Financial Information ......................................................................    3

         Item 1.  Financial Statements ..............................................................    3

                    Condensed Consolidated Balance Sheets at March 31, 2000
                       and 1999 and December 31, 1999 ...............................................    3

                    Condensed Consolidated Statements of Income for the three months
                       ended March 31, 2000 and 1999 ................................................    4

                    Condensed Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2000 and 1999 .........................................    5

                    Condensed Statements of Deficiency in Stockholders' Equity for
                       the three months ended March 31, 2000 ........................................    6

                    Notes to Condensed Consolidated Financial Statements ............................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .............................................................   13

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........................   18

Part II.  Other Information .........................................................................   18

         Item 6.  Exhibits and Reports on Form 8-K ..................................................   18

Signatures ..........................................................................................   19

Exhibit Index .......................................................................................   20



Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                              March 31,    March 31,   Dec. 31,
                                                2000         1999        1999
                                                ----         ----        ----
                                             (unaudited)  (unaudited)  (Note 1)

ASSETS

Current assets:
  Cash and cash equivalents .............   $    5,681   $    2,593  $    2,411
  Trade accounts receivable, net ........      153,974      150,318     128,095
  Inventories ...........................      296,005      306,829     249,571
  Prepaid expenses and other current
    assets ..............................        9,723        9,582       8,864
                                            ----------   ----------  ----------
      Total current assets ..............      465,383      469,322     388,941

Property, plant and equipment, net ......      640,041      669,321     645,515
Other non-current assets, net ...........      154,618      155,814     150,829
                                            ----------   ----------  ----------
                                            $1,260,042   $1,294,457  $1,185,285
                                            ==========   ==========  ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ................   $  128,323   $  126,257  $  175,430
  Accrued payroll and related costs .....       55,828       45,507      56,100
  Accrued interest payable ..............       15,957       15,291      10,998
  Accrued expenses and other current
     liabilities ........................       22,594       21,904      25,093
  Bank revolving loans ..................      110,849      126,800        --
  Current portion of long-term debt .....       39,342       33,915      39,351
                                            ----------   ----------  ----------
      Total current liabilities .........      372,893      369,674     306,972

Long-term debt ..........................      843,866      893,348     843,909
Other long-term liabilities .............       86,828       93,713      83,138

Deficiency in stockholders' equity:
  Common stock ..........................          202          199         201
  Additional paid-in capital ............      118,610      117,911     118,666
  Accumulated deficit ...................     (102,719)    (126,317)   (108,010)
  Accumulated other comprehensive loss ..         (320)        (628)       (273)
  Treasury stock ........................      (59,318)     (53,443)    (59,318)
                                            ----------   ----------  ----------
      Total deficiency in stockholders'
        equity ..........................      (43,545)     (62,278)    (48,734)
                                            ----------   ----------  ----------
                                            $1,260,042   $1,294,457  $1,185,285
                                            ==========   ==========  ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

            (Dollars in thousands, except per common share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                            ----         ----


Net sales ..........................................      $410,657     $398,747

Cost of goods sold .................................       361,939      350,888
                                                          --------     --------

     Gross profit ..................................        48,718       47,859

Selling, general and administrative expenses .......        19,063       17,755
                                                          --------     --------

     Income from operations ........................        29,655       30,104

Interest expense and other related financing
   costs ...........................................        20,981       20,893
                                                          --------     --------

     Income before income taxes ....................         8,674        9,211

Income tax provision ...............................         3,383        3,588
                                                          --------     --------

     Net income ....................................      $  5,291     $  5,623
                                                          ========     ========



Per common share data:

     Basic earnings per common share ...............         $0.30        $0.31
                                                             =====        =====

     Diluted earnings per common share .............         $0.29        $0.30
                                                             =====        =====


Weighted average shares used in computation (000's):

      Basic ........................................        17,552       18,193

      Effect of dilutive employee stock options ....           482          533
                                                            ------       ------

      Diluted ......................................        18,034       18,726
                                                            ======       ======




                             See accompanying notes.

                              SILGAN HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                            Three Months Ended
                                                            ------------------
                                                           March 31,   March 31,
                                                             2000        1999
                                                             ----        ----

Cash flows from operating activities:
     Net income .......................................  $   5,291    $   5,623
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation .................................     20,817       20,080
         Amortization .................................      1,372        1,291
         Changes in assets and liabilities:
              (Increase) in trade accounts receivable..    (25,879)     (16,314)
              (Increase) in inventories ...............    (46,434)     (56,744)
              (Increase) in other non-current assets ..     (7,356)      (2,406)
              (Decrease) in trade accounts payable ....    (47,107)     (58,286)
              Other, net ..............................      7,297        6,228
                                                         ---------    ---------
                  Total adjustments ...................    (97,290)    (106,151)
                                                         ---------    ---------
         Net cash used in operating activities ........    (91,999)    (100,528)
                                                         ---------    ---------

Cash flows from investing activities:

     Capital expenditures, net ........................    (15,662)     (17,744)
                                                         ---------    ---------
         Net cash used in investing activities ........    (15,662)     (17,744)
                                                         ---------    ---------

Cash flows from financing activities:

     Borrowings under revolving loans .................    272,944      331,400
     Repayments under revolving loans .................   (162,095)    (204,600)
     Proceeds from stock option exercises .............         82         --
     Purchases of treasury stock ......................       --        (10,688)
                                                         ---------    ---------
         Net cash provided by financing activities ....    110,931      116,112
                                                         ---------    ---------

Net increase (decrease) in cash and cash
      equivalents .....................................      3,270       (2,160)
Cash and cash equivalents at beginning of year ........      2,411        4,753
                                                         ---------    ---------
Cash and cash equivalents at end of period ............  $   5,681    $   2,593
                                                         =========    =========

Supplementary data:
     Cash interest payments ...........................  $  15,673    $  15,634
     Cash income tax payments, net of refunds .........      1,335        2,165


                             See accompanying notes.


                                                       SILGAN HOLDINGS INC.

                                    CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

                                               (Dollars and shares in thousands)




                                                Common Stock                                 Accumulated                 Total
                                                ------------       Additional                   other                deficiency in
                                                          Par       paid-in    Accumulated  comprehensive  Treasury   stockholders'
                                               Shares    Value      capital      deficit    income (loss)    stock       equity
                                               ------    -----      -------      -------    -------------    -----       ------

Balance at December 31, 1999 ............      17,547    $201      $118,666    $(108,010)      $(273)      $(59,318)    $(48,734)

Comprehensive income:

   Net income ...........................                                          5,291                                   5,291

   Foreign currency translation .........                                                        (47)                        (47)
                                                                                                                        --------

Comprehensive income ....................                                                                                  5,244

Proceeds from  issuance of
  common  stock for employee
  stock  option  exercises,
  including income tax provision
  of $137 ...............................          45       1           (56)                                                 (55)
                                               ------    ----      --------    ---------       -----       --------     --------

Balance at March 31, 2000 ...............      17,592    $202      $118,610    $(102,719)      $(320)      $(59,318)    $(43,545)
                                               ======    ====      ========    =========       =====       ========     ========























                                                See accompanying notes.

                              SILGAN HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                    three months then ended is unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

The condensed consolidated balance sheet at December 31, 1999 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

2.       Rationalization and Acquisition Reserves

As part of its plan to integrate and rationalize the operations of its various acquired businesses, the Company has established reserves for employee termination and severance, plant exit costs and assumed liabilities. These costs are expected to be incurred through 2001. Activity in the Company's rationalization and acquisition reserves since December 31, 1999 is summarized as follows:

                                    Employee
                                   Termination
                                       and      Plant Exit    Assumed
                                    Severance      Costs    Liabilities  Total
                                   -----------  ----------  -----------  -----
                                              (Dollars in thousands)

Balance at December 31, 1999 .....   $4,347      $10,750      $6,956    $22,053

Cash payments ....................     --         (2,781)       --       (2,781)
                                     ------      -------      ------    -------

Balance at March 31, 2000 ........   $4,347      $ 7,969      $6,956    $19,272
                                     ======      =======      ======    =======


                              SILGAN HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                    three months then ended is unaudited)


2.       Rationalization and Acquisition Reserves (continued)

Rationalization and acquisition reserves are included in the Condensed Balance Sheets as follows:


                                                        March 31,  December 31,
                                                          2000        1999
                                                          ----        ----
                                                       (Dollars in thousands)

Accrued expense and other current liabilities ......    $11,157      $14,523
Other long-term liabilities ........................      8,115        7,530
                                                        -------      -------
                                                        $19,272      $22,053
                                                        =======      =======

3.       Comprehensive Income

Comprehensive income is reported in the Condensed Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at March 31, 2000 and 1999 and December 31, 1999 consist of the following:


                                                 March 31,  March 31,  Dec. 31,
                                                   2000       1999       1999
                                                   ----       ----       ----
                                                     (Dollars in thousands)

Foreign currency translation ..................   $(220)     $(608)     $(173)
Additional minimum pension liability ..........    (100)       (20)      (100)
                                                  -----      -----      -----
   Accumulated other comprehensive loss .......   $(320)     $(628)     $(273)
                                                  =====      =====      =====


The components of comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:


                                                    March 31,      March 31,
                                                      2000           1999
                                                      ----           ----
                                                    (Dollars in thousands)

Net income ....................................     $5,291         $5,623
Foreign currency translation ..................        (47)            95
                                                    ------         ------
   Comprehensive income .......................     $5,244         $5,718
                                                    ======         ======

                              SILGAN HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                     three months then ended is unaudited)



4.       Inventories

Inventories consisted of the following:

                                           March 31,      March 31,     Dec. 31,
                                             2000           1999         1999
                                             ----           ----         ----
                                                   (Dollars in thousands)

  Raw materials ........................    $ 39,172      $ 52,473     $ 33,453
  Work-in-process ......................      49,496        41,894       49,799
  Finished goods .......................     188,515       193,809      148,135
  Spare parts and other ................      10,891        11,990       10,493
                                            --------      --------     --------
                                             288,074       300,166      241,880
  Adjustment to value inventory
     at cost on the LIFO Method ........       7,931         6,663        7,691
                                            --------      --------     --------
                                            $296,005      $306,829     $249,571
                                            ========      ========     ========


5.       Long-Term Debt

Long-term debt consisted of the following:

                                           March 31,       March 31,    Dec. 31,
                                             2000            1999         1999
                                             ----            ----         ----
                                                   (Dollars in thousands)

Bank debt:
     Bank Revolving Loans ...............   $236,049     $  262,700    $125,200
     Bank A Term Loans ..................    194,047        223,900     194,047
     Bank B Term Loans ..................    190,495        192,449     190,495
     Canadian Bank Facility .............     14,260         15,808      14,312
                                            --------     ----------    --------
        Total bank debt .................    634,851        694,857     524,054

Subordinated debt:
     9% Senior Subordinated Debentures ..    300,000        300,000     300,000
     13 1/4% Subordinated Debentures ....     56,206         56,206      56,206
     Other ..............................      3,000          3,000       3,000
                                            --------     ----------    --------
        Total subordinated debt .........    359,206        359,206     359,206

Total debt ..............................    994,057      1,054,063     883,260
     Less:  Amounts to be repaid within
        one year ........................    150,191        160,715      39,351
                                            --------     ----------    --------
                                            $843,866     $  893,348    $843,909
                                            ========     ==========    ========


                              SILGAN HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                     three months then ended is unaudited)


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

At March 31, 2000, bank revolving loans consisted of $110.8 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. At March 31, 2000, amounts expected to be repaid within one year consisted of $110.8 million of bank revolving loans and $39.4 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been recorded as long-term debt.

6.       Income Taxes

The provision for income taxes for each of the three month periods ended March 31, 2000 and 1999 was recorded at an effective tax rate of 39.0%.

7.       Deficiency in Stockholders' Equity

The Company's Board of Directors has authorized the repurchase by the Company of up to $70.0 million of its common stock. The Company expects to fund repurchases from internally generated funds or from revolving loan borrowings under its U.S. Credit Agreement. The Company's repurchases of common stock are recorded as treasury stock and result in an increase in deficiency in stockholders' equity. Through March 31, 2000, the Company had repurchased 2,608,975 shares of its common stock for $59.9 million.

8.       Business Segment Information

Presented  below is a table setting forth  reportable  business  segment  profit
(loss) for the three months ended March 31, 2000 and 1999 for the Company's three business segments.

                             SILGAN HOLDINGS INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                     three months then ended is unaudited)

8.       Business Segment Information (continued)


                                                             Metal Food       Plastic        Specialty
                                                             Containers      Containers      Packaging      Other(1)     Total
                                                             ----------      ----------      ---------      -----        -----
                                                                               (Dollars in millions)
Three Months Ended
March 31, 2000
------------------

Net sales .............................................        $295.5          $84.6          $30.6         $ --        $410.7
EBITDA(2) .............................................          34.6           15.4            2.8          (1.4)        51.4
Depreciation and amortization(3) ......................          13.0            6.2            2.5           --          21.7
Segment profit (loss) .................................          21.6            9.2            0.3          (1.4)        29.7

Three Months Ended
March 31,1999
------------------

Net sales .............................................        $288.3          $78.8          $31.6         $ --        $398.7
EBITDA(2) .............................................          31.9           15.8            4.1          (0.7)        51.1
Depreciation and amortization(3) ......................          13.1            5.7            2.2           --          21.0
Segment profit (loss) .................................          18.8           10.1            1.9          (0.7)        30.1


     (1)The other category provides information pertaining to the corporate holding company and includes $0.7 million for the three months ended March 31, 2000 related to start-up costs for the e-commerce packaging venture described below in Note 9.
     (2)EBITDA means earnings before interest, taxes, depreciation and amortization.
     (3)Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended March 31, 2000 and 1999.


Total segment profit is reconciled to income before income taxes as follows:


                                                            March 31,  March 31,
                                                              2000       1999
                                                              ----       ----
                                                           (Dollars in millions)

Total segment profit .....................................    $29.7      $30.1
Interest expense and other related financing costs .......     21.0       20.9
                                                              -----      -----
   Income before income taxes ............................    $ 8.7      $ 9.2
                                                              =====      =====

                              SILGAN HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Information at March 31, 2000 and 1999 and for the
                     three months then ended is unaudited)


9.       Subsequent Event

On April 5, 2000, the Company announced that it will be investing up to $20.0 million for a minority interest in a neutral, independent e-commerce joint venture, Packtion, with Morgan Stanley Dean Witter Private Equity and Diamond Technology Partners. The Company's investment is subject to completion of appropriate documentation. The new company, which has $53.0 million in initial funding commitments, plans to provide a comprehensive online marketplace for packaging goods and services by combining content, collaboration and procurement capabilities which will streamline the product development process and enhance transaction opportunities for buyers and sellers of packaging.

During the quarter ended March 31, 2000, the Company incurred start-up costs aggregating $0.7 million relating to the venture which were included in selling, general and administrative expenses.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks, including, but not limited to, those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's other filings with the Securities and Exchange Commission. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in such forward-looking statements.

RESULTS OF OPERATIONS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended March 31, 2000 and 1999 are provided below.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000           1999
                                                      ----           ----
                                                          (In millions)
Net sales:
     Metal food containers ...................       $295.5         $288.3
     Plastic containers ......................         84.6           78.8
     Specialty packaging .....................         30.6           31.6
                                                     ------         ------
        Consolidated .........................       $410.7         $398.7
                                                     ======         ======

Operating profit:
     Metal food containers ...................       $ 21.6         $ 18.8
     Plastic containers ......................          9.2           10.1
     Specialty packaging .....................          0.3            1.9
     Other (1) ...............................         (1.4)          (0.7)
                                                     ------         ------
        Consolidated .........................       $ 29.7         $ 30.1
                                                     ======         ======

-------------

(1) Includes $0.7 million for the three months ended March 31, 2000 related to start-up costs for Packtion, an e-commerce packaging venture.

Three Months Ended March 31, 2000 Compared with Three Months Ended
March 31, 1999

Net Sales. Consolidated net sales increased $12.0 million, or 3.0%, to $410.7 million for the three months ended March 31, 2000, as compared to net sales of $398.7 million for the same three months in the prior year. This increase resulted from higher net sales of the metal food and plastic container businesses.

Net sales for the metal food container business were $295.5 million for the three months ended March 31, 2000, an increase of $7.2 million, or 2.5%, from net sales of $288.3 million for the same period in 1999. This increase was primarily attributable to higher unit sales.

Net sales for the plastic container business of $84.6 million during the three months ended March 31, 2000 increased $5.8 million, or 7.4%, from net sales of $78.8 million for the same period in 1999. The increase in net sales was principally attributable to higher average sales prices due to the pass through of higher resin costs as well as to a favorable mix of sales.

Net sales for the specialty packaging business decreased $1.0 million, or 3.2%, to $30.6 million during the three months ended March 31, 2000, as compared to $31.6 million for the same period in 1999. This decrease was primarily attributable to a change in the mix of products sold.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 88.1% ($361.9 million) for the three months ended March 31, 2000, an increase of 0.1 percentage points as compared to 88.0% ($350.9 million) for the same period in 1999. The slight decline in gross profit margins was primarily attributable to higher resin costs of the plastic container business and lower sales of the specialty packaging business and was mostly offset by higher unit sales of the metal food container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million to $19.1 million for the three months ended March 31, 2000, as compared to $17.8 million for the same period in 1999. This increase includes $0.7 million related to start-up costs for Packtion, an e-commerce packaging venture. Excluding such start-up costs, selling, general and administrative expenses as a percentage of consolidated net sales for the three months ended March 31, 2000 remained constant at 4.4% as compared to the same period in the prior year.

Income from Operations. Before start-up costs relating to the e-commerce packaging venture, operating income for the first quarter of 2000 increased $0.3 million to $30.4 million, as compared to $30.1 million in the same period in 1999. This increase was a result of the improved operating performance of the metal food container business. Income from operations (before such start-up costs) as a percentage of consolidated net sales for the three months ended March 31, 2000 declined 0.2 percentage points to 7.4%, as compared to 7.6% for the same period in 1999. This decline was a result of lower operating margins of the plastic container and specialty packaging businesses and was offset, in part, by the improved operating performance of the metal food container business. After start-up costs of $0.7 million relating to the e-commerce packaging venture, operating income for the first quarter of 2000 was $29.7 million or 7.2% of consolidated net sales.

Income from operations as a percentage of net sales for the metal food container business increased 0.7 percentage points to 7.3% ($21.6 million) for the three months ended March 31, 2000, as compared to 6.6% ($18.8 million) for the same period in 1999. The increase in income from operations as a percentage of net sales for the metal food container business was realized as a result of lower overall per unit manufacturing costs, primarily due to higher volume and cost savings achieved from previous plant shut downs and more efficient utilization of plant facilities during the quarter.

Income from operations as a percentage of net sales for the plastic container business decreased 1.9 percentage points to 10.9% ($9.2 million) for the three months ended March 31, 2000, as compared to 12.8% ($10.1 million) for the same period in 1999. The decrease in income from operations as a percentage of net sales for the plastic container business was primarily a result of the effect of higher resin costs and higher depreciation expense.

Income from operations as a percentage of net sales for the specialty packaging business decreased to 0.9% ($0.3 million) for the three months ended March 31, 2000, as compared to 5.9% ($1.9 million) for the same period in 1999. The decline in operating performance of the specialty packaging business was due to the effect of lower sales, higher depreciation expense and a change in the mix of products sold.

Interest Expense. Interest expense increased $0.1 million to $21.0 million for the three months ended March 31, 2000 as compared to the same period in 1999. Lower average borrowings outstanding during the quarter due to repayments made in the prior year offset most of the additional interest incurred as a result of higher interest rates.

Income Taxes. The provision for income taxes for each of the three month periods ended March 31, 2000 and 1999 was recorded at an effective tax rate of 39.0% ($3.4 million and $3.6 million, respectively).

Net Income and Earnings per Share. Before start-up costs related to the e-commerce packaging venture, net income for the three months ended March 31, 2000 was $5.7 million, an increase of $0.1 million from net income of $5.6 million for the same period in 1999, while earnings per diluted share for the first quarter of 2000 were $0.31, as compared to $0.30 for the same period in the prior year. Including after-tax expense of $0.4 million of start-up costs related to the e-commerce packaging venture, net income for the three months ended March 31, 2000 was $5.3 million, or $0.29 per diluted share.

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

For the three months ended March 31, 2000, the Company used net borrowings of revolving loans of $110.8 million under the Company's U.S. Credit Agreement and proceeds from the exercise of stock options of $0.1 million to fund cash used by operations of $92.0 million for the Company's seasonal working capital needs and net capital expenditures of $15.6 million and to increase cash balances by $3.3 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its common stock. For 2000, the Company estimates that at its peak it will utilize approximately $220 - $230 million of its revolving loan facilities for seasonal working capital needs. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of March 31, 2000, the Company had $236.0 million of revolving loans outstanding, of which $110.8 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at March 31, 2000, after taking into account outstanding letters of credit, was $297.8 million.

Pursuant to the indenture relating to the Company's 13-1/4% Subordinated Debentures (the "13-1/4% Debentures"), the Company is permitted to redeem all or any of the 13-1/4% Debentures beginning July 15, 2000. The Company is considering redeeming in the third quarter of 2000 all of its outstanding 13-1/4% Debentures ($56.2 million principal amount) at a redemption price of 109.938% of their principal amount in accordance with their terms, using lower cost revolving loans from its U.S. Credit Agreement to fund this redemption.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of March 31, 2000, the Company had repurchased 2,608,975 shares of its common stock for an aggregate cost of approximately $59.9 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, rationalization costs, share repurchase plan, and tax obligations for the foreseeable future.

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market. The Company intends to borrow additional revolving loans under its U.S. Credit Agreement to finance any such acquisitions and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. Any new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 2000.

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

Information regarding the Company's interest rate risk and foreign currency exchange rate risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There has not been a material change to the Company's interest rate risk or foreign currency exchange rate risk since such filing.

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

                                         SILGAN HOLDINGS INC.


Dated: May 9, 2000                       /s/Harley Rankin, Jr.
------------------                       --------------------------------------
                                         Harley Rankin, Jr.
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial Officer)




Dated:  May 9, 2000                      /s/Stephen J. Sweeney
-------------------                      ----------------------------------
                                         Stephen J. Sweeney
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                               EXHIBIT INDEX


         EXHIBIT NO.                              EXHIBIT
         -----------                              -------

            12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2000 and 1999

            27 Financial Data Schedule for the three months ended March 31, 2000, submitted to the Securities and Exchange Commission in electronic format

                                   Exhibit 12

                              SILGAN HOLDINGS INC.

                       RATIO OF EARNINGS TO FIXED CHARGES

                                                           Three Months Ended
                                                           ------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                            ----         ----
                                                               (Unaudited)
                                                         (Dollars in thousands)

Income before income taxes ............................    $ 8,674      $ 9,211

Add:
         Interest expense and debt amortization .......     20,981       20,893
         Rental expense representative of interest
          factor ......................................        289          255
                                                           -------      -------

         Net income, as adjusted ......................    $29,944      $30,359
                                                           =======      =======

Fixed charges:
         Interest expense and debt amortization .......    $20,981      $20,893
         Rental expense representative of interest
            factor ....................................        289          255
                                                           -------      -------


         Total fixed charges ..........................    $21,270      $21,148
                                                           =======      =======


Ratio of earnings to fixed charges ....................       1.41         1.44
                                                           =======      =======