Form 10-Q
period 2000-06-30
SILGAN HOLDINGS INC
filed 2000-08-08
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

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

                                       N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [ ]


As of August 8, 2000 the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,702,897.


                                            SILGAN HOLDINGS INC.

                                             TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------

Part 1.  Financial Information ....................................................................    3

         Item 1.  Financial Statements ............................................................    3

                    Condensed Consolidated Balance Sheets at
                    June 30, 2000 and 1999 and December 31, 1999 ..................................    3

                    Condensed Consolidated Statements of Income for
                    the three months ended June 30, 2000 and 1999 .................................    4

                    Condensed Consolidated Statements of Income for
                    the six months ended June 30, 2000 and 1999 ...................................    5

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2000 and 1999 ...............................    6

                    Condensed Consolidated Statement of Deficiency in
                    Stockholders' Equity for the six months ended June 30, 2000 ...................    7

                    Notes to Condensed Consolidated Financial Statements ..........................    8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...................................   15

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk .....................................................................   22

Part II.  Other Information .......................................................................   23

         Item 4.  Submission of Matters to a Vote of Security Holders .............................   23

         Item 6.  Exhibits and Reports on Form 8-K ................................................   23

Signatures ........................................................................................   24

Exhibit Index .....................................................................................   25


Part I. Financial Information
Item 1. Financial Statements

                                      SILGAN HOLDINGS INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                              June 30,     June 30,    Dec. 31,
                                               2000         1999         1999
                                               ----         ----         ----
                                            (unaudited)  (unaudited)   (Note 1)

ASSETS

Current assets:
  Cash and cash equivalents ............   $    5,262   $   10,289   $    2,411
  Trade accounts receivable, net .......      197,924      177,545      128,095
  Inventories ..........................      321,458      345,328      249,571
  Prepaid expenses and other current
    assets .............................        8,342        8,641        8,864
                                           ----------   ----------   ----------
      Total current assets .............      532,986      541,803      388,941

Property, plant and equipment, net .....      642,015      671,889      645,515
Investment in equity affiliate .........        1,380         --           --
Other non-current assets, net ..........      152,660      151,448      150,829
                                           ----------   ----------   ----------
                                           $1,329,041   $1,365,140   $1,185,285
                                           ===========  ==========   ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...............   $  133,838   $  123,535   $  175,430
  Accrued payroll and related costs ....       52,887       46,369       56,100
  Accrued interest payable .............       10,779       10,900       10,998
  Accrued expenses and other current
     liabilities .......................       18,143       21,884       25,093
  Bank revolving loans .................      178,870      195,600         --
  Current portion of long-term debt ....       39,290       33,966       39,351
                                           ----------   ----------   ----------
      Total current liabilities ........      433,807      432,254      306,972

Long-term debt .........................      843,629      893,681      843,909
Other long-term liabilities ............       90,523       94,974       83,138

Deficiency in stockholders' equity:
  Common stock .........................          204          201          201
  Additional paid-in capital ...........      118,349      118,555      118,666
  Accumulated deficit ..................      (96,475)    (114,830)    (108,010)
  Accumulated other comprehensive
     (loss) ............................         (603)        (436)        (273)
  Treasury stock .......................      (60,393)     (59,259)     (59,318)
                                           ----------   ----------   ----------
      Total deficiency in stockholders'
        equity .........................      (38,918)     (55,769)     (48,734)
                                           ----------   ----------   ----------
                                           $1,329,041   $1,365,140   $1,185,285
                                           ==========   ==========   ==========

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
            (Dollars in thousands, except per common share amounts)



                                                           Three Months Ended
                                                           ------------------
                                                          June 30,    June 30,
                                                            2000        1999
                                                            ----        ----

Net sales ............................................    $422,495    $432,975

Cost of goods sold ...................................     369,852     373,167
                                                          --------    --------

     Gross profit ....................................      52,643      59,808

Selling, general and administrative expenses .........      17,290      19,561
                                                          --------    --------

     Income from operations ..........................      35,353      40,247

Interest expense and other related financing
   costs .............................................      21,616      21,406
                                                          --------    --------

     Income before income taxes and equity in
       losses of affiliate ...........................      13,737      18,841

Income tax provision .................................       5,358       7,354
                                                          --------    --------

     Income before equity in losses of affiliate .....       8,379      11,487

Equity in losses of affiliate ........................       2,135        --
                                                          --------    --------

     Net income ......................................    $  6,244    $ 11,487
                                                          ========    ========



Per common share data:

     Basic earnings per common share .................       $0.35       $0.65
                                                             =====       =====

     Diluted earnings per common share ...............       $0.35       $0.64
                                                             =====       =====


Weighted average shares used in computation (000's):

      Basic ..........................................      17,649      17,563

      Effect of dilutive employee stock options ......         322         474
                                                            ------      ------

      Diluted ........................................      17,971      18,037
                                                            ======      ======

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (Dollars in thousands, except per common share amounts)

                                                            Six Months Ended
                                                            ----------------
                                                          June 30,    June 30,
                                                            2000        1999
                                                            ----        ----

Net sales ............................................    $833,152    $831,722

Cost of goods sold ...................................     731,791     724,055
                                                          --------    --------

     Gross profit ....................................     101,361     107,667

Selling, general and administrative expenses .........      36,353      37,315
                                                          --------    --------

     Income from operations ..........................      65,008      70,352

Interest expense and other related financing costs ...      42,597      42,300
                                                          --------    --------

     Income before income taxes and equity in
       losses of affiliate ...........................      22,411      28,052

Income tax provision .................................       8,741      10,942
                                                          --------    --------

     Income before equity in losses of affiliate .....      13,670      17,110

Equity in losses of affiliate ........................       2,135        --
                                                          --------    --------

     Net income ......................................    $ 11,535    $ 17,110
                                                          ========    ========



Per common share data:

     Basic earnings per common share .................       $0.66       $0.96
                                                             =====       =====

     Diluted earnings per common share ...............       $0.64       $0.93
                                                             =====       =====


Weighted average shares used in computation (000's):

      Basic ..........................................      17,600      17,878

      Effect of dilutive employee stock options ......         403         504
                                                            ------      ------

      Diluted ........................................      18,003      18,382
                                                            ======      ======

                            See accompanying notes.


                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                            ----------------
                                                          June 30,     June 30,
                                                            2000         1999
                                                            ----         ----
Cash flows from operating activities:
     Net income ......................................   $  11,535    $  17,110
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ................................      41,687       40,278
         Amortization ................................       2,744        2,754
         Equity in losses of affiliate ...............       2,135         --
         Changes in assets and liabilities:
              (Increase) in accounts receivable ......     (69,829)     (43,541)
              (Increase) in inventories ..............     (71,887)     (96,627)
              (Increase) Decrease in other
                non-current assets ...................      (8,572)       4,053
              (Decrease) in trade accounts payable ...     (41,592)     (61,008)
              Other, net .............................       1,278        1,334
                                                         ---------    ---------
                  Total adjustments ..................    (144,036)    (152,757)
                                                         ---------    ---------
         Net cash used in operating activities .......    (132,501)    (135,647)
                                                         ---------    ---------

Cash flows from investing activities:
     Investment in equity affiliate ..................      (3,516)        --
     Capital expenditures, net .......................     (39,439)     (38,314)
                                                         ---------    ---------
         Net cash used in investing activities .......     (42,955)     (38,314)
                                                         ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving loans ................     469,353      543,700
     Repayments under revolving loans ................    (290,483)    (348,100)
     Purchases of treasury stock .....................      (1,075)     (16,504)
     Proceeds from stock option exercises ............         512          401
                                                         ---------    ---------
         Net cash provided by financing activities ...     178,307      179,497
                                                         ---------    ---------

Net increase in cash and cash equivalents ............       2,851        5,536
Cash and cash equivalents at beginning of year .......       2,411        4,753
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   5,262    $  10,289
                                                         =========    =========

Supplementary data:
     Cash interest payments ..........................   $  42,109    $  41,072
     Cash income tax payments, net of refunds ........       6,242        3,258


                             See accompanying notes.



                                                       SILGAN HOLDINGS INC.
                                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                                   (Dollars and shares in thousands)



                                                Common Stock                                 Accumulated                   Total
                                                ------------     Additional                    other                   deficiency in
                                                          Par     paid-in     Accumulated  comprehensive   Treasury    stockholders'
                                               Shares    Value    capital       deficit        (loss)       stock         equity
                                               ------    -----    -------       -------         ----        -----         ------

Balance at December 31, 1999 ............      17,547    $201    $118,666     $(108,010)       $(273)      $(59,318)    $(48,734)

Comprehensive income:

   Net income ...........................                                        11,535                                   11,535

   Foreign currency translation .........                                                       (330)                       (330)
                                                                                                                        --------

Comprehensive income ....................                                                                                 11,205

Issuance of common shares
  under stock option plan,
  including income tax
  provision of $826 .....................         256       3        (317)                                                  (314)

Purchases of treasury stock .............        (100)                                                       (1,075)      (1,075)
                                               ------    ----    --------     ---------        -----       --------     --------

Balance at June 30, 2000 ................      17,703    $204    $118,349     $ (96,475)       $(603)      $(60,393)    $(38,918)
                                               ======    ====    ========     =========        =====       ========     ========

























                                                       See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)


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

2.       Rationalization and Acquisition Reserves

As part of its plan to integrate and rationalize the operations of its various acquired businesses, the Company has established reserves for employee termination and severance, plant exit costs and assumed liabilities. These costs are expected to be incurred principally through 2001. Activity in the Company's rationalization and acquisition reserves since December 31, 1999 is summarized as follows:


                                  Employee
                                 Termination
                                     and      Plant Exit     Assumed
                                  Severance     Costs      Liabilities   Total
                                 -----------  ----------   -----------   -----
                                            (Dollars in thousands)

Balance at December 31, 1999 ...   $ 4,347     $10,750      $6,956     $22,053

Cash payments ..................    (2,298)     (3,020)        (95)     (5,413)
                                   -------     -------      ------     -------

Balance at June 30, 2000 .......   $ 2,049     $ 7,730      $6,861     $16,640
                                   =======     =======      ======     =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)


2.       Rationalization and Acquisition Reserves (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                                        June 30,  December 31,
                                                          2000       1999
                                                          ----       ----
                                                       (Dollars in thousands)

Accrued expense and other current liabilities .....     $ 8,526     $14,523
Other long-term liabilities .......................       8,114       7,530
                                                        -------     -------
                                                        $16,640     $22,053
                                                        =======     =======

3.       Investment in E-Commerce Packaging Venture

On April 5, 2000, the Company announced that it will be investing up to $20.0 million for a minority interest in a neutral, independent e-commerce joint venture, Packtion Corporation, with Morgan Stanley Dean Witter Private Equity and Diamond Technology Partners. On June 2, 2000, the Company funded its initial equity investment of $3.5 million for approximately 45% of the interests in Packaging Markets LLC, the parent company of Packtion Corporation. The new company, which has $52.7 million in combined funding commitments, is expected to provide a comprehensive online marketplace for packaging goods and services and to combine content, tools and collaboration capabilities to streamline the product development process and enhance transaction opportunities for buyers and sellers of packaging.

During the first quarter of 2000, the Company expensed $0.7 million related to start-up costs incurred for Packtion Corporation. These costs were reimbursed during the second quarter of 2000 in accordance with the terms of the agreements for Packtion Corporation, and the Company's selling, general and administrative expenses for the quarter were credited in the same amount. Further, during the second quarter of 2000 the Company recorded its equity in losses of Packtion Corporation aggregating $2.1 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)

4.       Comprehensive Income

Comprehensive income is reported in the Condensed Consolidated Statement of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) at June 30, 2000 and 1999 and December 31, 1999 consist of the following:

                                                  June 30,   June 30,   Dec. 31,
                                                    2000       1999       1999
                                                    ----       ----       ----
                                                      (Dollars in thousands)

Foreign currency translation ..................    $(503)     $(416)     $(173)
Additional minimum pension liability ..........     (100)       (20)      (100)
                                                   -----      -----      -----
   Accumulated other comprehensive (loss) .....    $(603)     $(436)     $(273)
                                                   =====      =====      =====


The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 are as follows:

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                      June 30,  June 30,    June 30,   June 30,
                                        2000      1999        2000       1999
                                        ----      ----        ----       ----
                                                (Dollars in thousands)

Net income .......................    $6,244    $11,487     $11,535    $17,110
Foreign currency translation .....      (283)       192        (330)       287
                                      ------    -------     -------    -------
   Comprehensive income ..........    $5,961    $11,679     $11,205    $17,397
                                      ======    =======     =======    =======


5.       Inventories

Inventories consisted of the following:

                                           June 30,      June 30,      Dec. 31,
                                             2000          1999          1999
                                             ----          ----          ----
                                                 (Dollars in thousands)

  Raw materials .....................      $ 38,008      $ 47,242      $ 33,453
  Work-in-process ...................        50,755        53,879        49,799
  Finished goods ....................       214,151       227,688       148,135
  Spare parts and other .............        11,487        10,266        10,493
                                           --------      --------      --------
                                            314,401       339,075       241,880
  Adjustment to value inventory
     at cost on the LIFO Method .....         7,057         6,253         7,691
                                           --------      --------      --------
                                           $321,458      $345,328      $249,571
                                           ========      ========      ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)


6.       Long-Term Debt

Long-term debt consisted of the following:

                                               June 30,     June 30,    Dec. 31,
                                                 2000         1999        1999
                                                 ----         ----        ----
                                                    (Dollars in thousands)
Bank debt:
     Bank Revolving Loans ...............   $  304,070   $  331,500    $125,200
     Bank A Term Loans ..................      194,047      223,900     194,047
     Bank B Term Loans ..................      190,495      192,449     190,495
     Canadian Bank Facility .............       13,971       16,192      14,312
                                            ----------   ----------    --------
        Total bank debt .................      702,583      764,041     524,054

Subordinated debt:
     9% Senior Subordinated Debentures ..      300,000      300,000     300,000
     13 1/4% Subordinated Debentures ....       56,206       56,206      56,206
     Other ..............................        3,000        3,000       3,000
                                            ----------   ----------    --------
        Total subordinated debt .........      359,206      359,206     359,206

Total debt ..............................    1,061,789    1,123,247     883,260
     Less:  Amounts to be repaid within
       one year .........................      218,160      229,566      39,351
                                            ----------   ----------    --------
                                            $  843,629   $  893,681    $843,909
                                            ==========   ==========    ========


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

At June 30, 2000, bank revolving loans consisted of $178.9 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. At June 30, 2000, amounts expected to be repaid within one year consisted of $178.9 million of bank revolving loans and $39.3 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been recorded as long-term debt.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)


7.       Income Taxes

The provision for income taxes for the six months ended June 30, 2000 and 1999 was recorded at an effective tax rate of 39.0%.

8.       Deficiency in Stockholders' Equity

In 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $60.0 million of its common stock. In 1999, the Company's Board of Directors authorized the repurchase by the Company of up to an additional $10.0 million of its common stock, for a total of $70.0 million. Through June 30, 2000, the Company had repurchased 2,708,975 shares of its common stock for $61.0 million. The Company's repurchases of common stock are recorded as treasury stock and result in an increase in deficiency in stockholders' equity.

9.       Business Segment Information

Presented  below is a table setting forth  reportable  business  segment  profit
(loss) for the three and six months ended June 30, 2000 and 1999 for the Company's three business segments.


                                                         SILGAN HOLDINGS INC.
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Information at June 30, 2000 and 1999 and for the
                                              three and six months then ended is unaudited)


9.       Business Segment Information (continued)



                                                      Metal Food        Plastic       Specialty
                                                      Containers       Containers     Packaging      Other(1)       Total
                                                      ----------       ----------     ---------      -----          -----
                                                                           (Dollars in millions)

Three Months Ended
June 30, 2000
-------------

Net sales ......................................        $303.7          $ 86.1          $32.7        $ --          $422.5
EBITDA(2) ......................................          39.5            14.7            3.5         (0.5)          57.2
Depreciation and amortization(3) ...............          13.2             6.2            2.5          --            21.9
Segment profit (loss) ..........................          26.3             8.5            1.0         (0.5)          35.3


Three Months Ended
June 30, 1999
-------------

Net sales ......................................        $313.9          $ 84.0          $35.1        $ --          $433.0
EBITDA(2) ......................................          41.5            16.7            4.7         (1.4)          61.5
Depreciation and amortization(3) ...............          12.7             5.9            2.6          0.1           21.3
Segment profit (loss) ..........................          28.8            10.8            2.1         (1.5)          40.2


Six Months Ended
June 30, 2000
-------------

Net sales ......................................        $599.2          $170.7          $63.3        $ --          $833.2
EBITDA(2) ......................................          74.1            30.1            6.3         (1.9)         108.6
Depreciation and amortization(3) ...............          26.2            12.4            5.0          --            43.6
Segment profit (loss) ..........................          47.9            17.7            1.3         (1.9)          65.0


Six Months Ended
June 30,1999
------------

Net sales ......................................        $602.1          $162.9          $66.7        $ --          $831.7
EBITDA(2) ......................................          73.4            32.4            8.9         (2.1)         112.6
Depreciation and amortization(3) ...............          25.7            11.5            4.9          0.1           42.2
Segment profit (loss) ..........................          47.7            20.9            4.0         (2.2)          70.4


                             SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2000 and 1999 and for the
                  three and six months then ended is unaudited)


9.       Business Segment Information (continued)

     (1)The other category provides information pertaining to the corporate holding company and includes a $0.7 million credit recorded during the three months ended June 30, 2000 related to the reimbursement of start-up costs for the e-commerce packaging venture described in Note 3 above.
     (2)EBITDA means earnings before interest, taxes, depreciation and amortization.
     (3)Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended June 30, 2000 and 1999 and $0.8 million for each of the six months ended June 30, 2000 and 1999.

Total segment profit is reconciled to income before income taxes as follows:

                                         Three Months Ended    Six Months Ended
                                         ------------------    ----------------
                                          June 30,  June 30,  June 30,  June 30,
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
                                                  (Dollars in millions)


Total segment profit ...................   $35.3     $40.2      $65.0     $70.4
Interest expense and other related
  financing costs ......................    21.6      21.4       42.6      42.3
                                           -----     -----      -----     -----
    Income before income taxes and
      equity in losses of affiliate ....   $13.7     $18.8      $22.4     $28.1
                                           =====     =====      =====     =====

10.      Subsequent Event

On July 27, 2000, the Company announced that it has reached an agreement in principle to acquire all of the outstanding stock of RXI Holdings, Inc. ("RXI"). RXI is a manufacturer and seller of rigid plastic packaging, including plastic bottles and closures for the pet care, food, personal care, household and industrial chemical, agricultural chemical and automotive industries as well as thermoformed plastic containers. RXI had net sales of approximately $100.0 million for its fiscal year ended June 30, 2000. RXI's operations are conducted at seven manufacturing facilities in the United States. The transaction is subject to negotiation and execution of definitive documentation, completion by the Company of due diligence, receipt of all necessary governmental and third party approvals and other customary terms and conditions. The Company anticipates closing this transaction prior to the end of the third quarter of 2000 and funding the purchase price with revolving loans under its U.S. Credit Agreement.

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended June 30, 2000 and 1999 are provided below.


                                            Three Months Ended June 30,
                                            ---------------------------
                                                2000           1999
                                                ----           ----
                                                   (In millions)

Net sales:
     Metal food containers ............        $303.7         $313.9
     Plastic containers ...............          86.1           84.0
     Specialty packaging ..............          32.7           35.1
                                               ------         ------
        Consolidated ..................        $422.5         $433.0
                                               ======         ======

Operating profit:
     Metal food containers ............        $ 26.3         $ 28.8
     Plastic containers ...............           8.5           10.8
     Specialty packaging ..............           1.0            2.1
     Other(1) .........................          (0.5)          (1.5)
                                                -----         ------
        Consolidated ..................        $ 35.3         $ 40.2
                                               ======         ======

-------------

(1) Includes a $0.7 million credit recorded for the three months ended June 30, 2000 related to the reimbursement of start-up costs for the e-commerce packaging venture affiliate.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Net Sales. Consolidated net sales decreased $10.5 million, or 2.4%, to $422.5 million as compared to the second quarter of 1999 as a result of lower net sales of the metal food container and specialty packaging businesses, offset in part by higher net sales of the plastic container business.

Net sales for the metal food container business were $303.7 million for the three months ended June 30, 2000, a decrease of $10.2 million, or 3.2%, from net sales of $313.9 million for the same period in 1999. The decrease in second quarter net sales was primarily attributable to lower unit sales.

Net sales for the plastic container business of $86.1 million during the three months ended June 30, 2000 increased $2.1 million, or 2.5%, from net sales of $84.0 million for the same period in 1999. The increase in net sales was principally attributable to higher average sales prices due to the pass through of increased resin costs and was offset in part by lower unit sales to certain major customers who were adjusting their inventory levels.

Net sales for the specialty packaging business decreased $2.4 million, or 6.9%, to $32.7 million during the three months ended June 30, 2000, as compared to $35.1 million for the same period in 1999. This decrease was due to lower unit sales and a change in sales mix in the current quarter as compared to the same period in 1999 due to a change in customer requirements during the second half of 1999.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.5% ($369.8 million) for the three months ended June 30, 2000, an increase of 1.3 percentage points as compared to 86.2% ($373.2 million) for the same period in 1999. The decrease in gross profit margin was primarily attributable to the effect of increased resin costs of the plastic container business and lower net sales of the metal food container and specialty packaging businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.1% ($17.3 million) for the three months ended June 30, 2000, as compared to 4.5% ($19.6 million) for the three months ended June 30, 1999. The decrease was primarily attributable to the absence of Year 2000 readiness costs incurred in the prior year and a credit recorded in the current year quarter ($0.7 million) relating to the reimbursement of start-up costs for the e-commerce packaging venture affiliate that the Company incurred during the first quarter of 2000.

Income from Operations. Income from operations as a percentage of consolidated net sales for the three months ended June 30, 2000 decreased to 8.4% ($35.3 million), as compared to 9.3% ($40.2 million) for the same period in 1999.

Income from operations for the metal food container business for the three months ended June 30, 2000 decreased $2.5 million to $26.3 million from the comparable prior year period. This decrease was primarily a result of lower unit sales and increased per unit manufacturing costs due to the Company's planned inventory reduction. Operating margins declined 0.5 percentage points to 8.7% in the second quarter of 2000 as compared to the second quarter of 1999 for the reasons mentioned above.

Income from operations for the plastic container business decreased $2.3 million to $8.5 million from the second quarter of 1999. This decrease was attributable to lower overall average selling prices resulting from competitive pricing, higher per unit manufacturing costs as a result of lower unit sales and higher depreciation. Operating margins declined 3.0 percentage points to 9.9% in the second quarter of 2000 as compared to 12.9% in the second quarter of 1999 for the reasons mentioned above and as a result of the effect of increased resin costs which were passed on to customers.

Income from operations for the specialty packaging business for the three months ended June 30, 2000 decreased $1.1 million to $1.0 million from the comparable prior year period. This decrease was primarily due to the effect of lower net sales and operating inefficiencies at one plant. Operating margins declined 2.9 percentage points to 3.1% in the second quarter of 2000 as compared to the second quarter of 1999 for the reasons mentioned above.

Interest Expense. Interest expense increased $0.2 million to $21.6 million for the three months ended June 30, 2000 as compared to the same period in 1999. Lower average borrowings outstanding during the quarter due to prior year debt repayments and lower average net working capital during the current year quarter offset most of the additional interest incurred as a result of higher interest rates.

Income Taxes. The provision for income taxes for the three months ended June 30, 2000 and 1999 was recorded at an effective tax rate of 39.0% ($5.4 million and $7.4 million, respectively).

Net Income and Earnings per Share. Income before equity in losses of affiliate for the three months ended June 30, 2000 was $8.4 million, as compared to net income of $11.5 million for the same period in 1999. Earnings per diluted share before equity in losses of affiliate for the second quarter of 2000 were $0.47, as compared to $0.64 for the same period in the prior year. Including the Company's equity in losses of affiliate of $2.1 million related to the e-commerce packaging venture, net income for the three months ended June 30, 2000 was $6.2 million, or $0.35 per diluted share.

RESULTS OF OPERATIONS - SIX MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the six months ended June 30, 2000 and 1999 are provided below.


                                            Six Months Ended June 30,
                                            -------------------------
                                              2000           1999
                                              ----           ----
                                                 (In millions)

Net sales:
     Metal food containers ............      $599.2         $602.1
     Plastic containers ...............       170.7          162.9
     Specialty packaging ..............        63.3           66.7
                                             ------         ------
        Consolidated ..................      $833.2         $831.7
                                             ======         ======

Operating profit:
     Metal food containers ............      $ 47.9         $ 47.7
     Plastic containers ...............        17.7           20.9
     Specialty packaging ..............         1.3            4.0
     Other ............................        (1.9)          (2.2)
                                             ------         ------
        Consolidated ..................      $ 65.0         $ 70.4
                                             ======         ======



Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Net Sales. Consolidated net sales increased $1.5 million, or 0.2%, to $833.2 million for the six months ended June 30, 2000, as compared to net sales of $831.7 million for the same six months in the prior year. This increase was attributable to higher net sales of the plastic container business which were mostly offset by lower net sales of the metal food container and specialty packaging businesses.

Net sales for the metal food container business were $599.2 million for the six months ended June 30, 2000, a decrease of $2.9 million, or 0.5%, from net sales of $602.1 million for the same period in 1999. This decrease was primarily due to a change in sales mix which resulted in a lower overall average sales price and was offset in part by slightly higher unit sales.

Net sales for the plastic container business of $170.7 million during the six months ended June 30, 2000 increased $7.8 million, or 4.8%, from net sales of $162.9 million for the same period in 1999. The increase in net sales was principally attributable to higher average sales prices of the plastic container business due to the pass through of increased resin costs and was offset in part by lower unit sales to certain major customers who were adjusting their inventory levels.

Net sales for the specialty packaging business decreased $3.4 million, or 5.1%, to $63.3 million during the six months ended June 30, 2000, as compared to $66.7 million for the same period in 1999. This decrease was primarily attributable to lower unit sales and a change in sales mix during the current period as compared to the same period in 1999 due to a change in customer requirements during the second half of 1999.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.8% ($731.8 million) for the six months ended June 30, 2000, an increase of 0.7 percentage points as compared to 87.1% ($724.1 million) for the same period in 1999. The decline in gross profit margins was primarily attributable to the effect of increased resin costs of the plastic container business and lower net sales of the metal food container and specialty packaging businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly for the six months ended June 30, 2000 to 4.4% ($36.4 million), as compared to 4.5% ($37.3 million) for the same period in 1999. The decrease was primarily attributable to the absence of costs incurred in the prior year period for Year 2000 readiness activities.

Income from Operations. Income from operations as a percentage of consolidated net sales for the six months ended June 30, 2000 decreased to 7.8% ($65.0 million), as compared to 8.5% ($70.4 million) for the same period in 1999.

Income from operations as a percentage of net sales for the metal food container business increased slightly to 8.0% ($47.9 million) for the six months ended June 30, 2000, as compared to 7.9% ($47.7 million) for the same period in 1999. The increase in operating margins for the metal food container business was principally due to cost savings achieved from previous plant shut downs, and was offset in part by increased per unit manufacturing costs due to the Company's planned inventory reduction.

Income from operations as a percentage of net sales for the plastic container business for the six months ended June 30, 2000 decreased 2.4 percentage points to 10.4% ($17.7 million), as compared to 12.8% ($20.9 million) for the same period in 1999. The decrease in income from operations as a percentage of net sales was attributable to the effects of lower unit sales, increased resin costs, lower overall average selling prices resulting from competitive pricing and higher depreciation.

Income from operations as a percentage of net sales for the specialty packaging business decreased to 2.1% ($1.3 million) for the six months ended June 30, 2000, as compared to 6.0% ($4.0 million) for the same period in 1999. The decrease in income from operations as a percentage of net sales was attributable to the effect of lower net sales, a change in sales mix and operating inefficiencies at one plant.

Interest Expense. Interest expense increased $0.3 million to $42.6 million for the six months ended June 30, 2000 as compared to the same period in 1999. Lower average borrowings outstanding during the current year period due to prior year debt repayments and lower average net working capital during the current year period offset most of the additional interest incurred as a result of higher interest rates.

Income Taxes. The provision for income taxes for the six months ended June 30, 2000 and 1999 was recorded at an effective tax rate of 39.0% ($8.7 million and $10.9 million, respectively).

Net Income and Earnings per Share. Income before equity in losses of affiliate for the six months ended June 30, 2000 was $13.7 million, as compared to net income of $17.1 million for the same period in 1999. Earnings per diluted share before equity in losses of affiliate for the six months ended June 30, 2000 were $0.76, as compared to $0.93 for the same period in the prior year. Including the Company's equity in losses of affiliate of $2.1 million related to the e-commerce packaging venture, net income for the six months ended June 30, 2000 was $11.5 million, or $0.64 per diluted share.

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

For the six months ended June 30, 2000, the Company used net borrowings of revolving loans of $178.9 million under the Company's U.S. Credit Agreement and proceeds from the exercise of stock options of $0.5 million to fund cash used by operations of $132.5 million for the Company's seasonal working capital needs, the Company's investment of $3.5 million in the e-commerce packaging venture affiliate, repurchases of common stock for $1.1 million and net capital expenditures of $39.4 million and to increase cash balances by $2.9 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its common stock. For 2000, the Company estimates that at its month-end peak it will utilize approximately $230 - $240 million of its revolving loan facilities for seasonal working capital needs. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of June 30, 2000, the Company had $304.1 million of revolving loans outstanding, of which $178.9 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at June 30, 2000, after taking into account outstanding letters of credit, was $229.5 million.

On July 27, 2000, the Company announced that it has reached an agreement in principle to acquire all of the outstanding stock of RXI, a manufacturer and seller of rigid plastic packaging. The transaction is subject to negotiation and execution of definitive documentation, completion by the Company of due diligence, receipt of all necessary governmental and third party approvals and other customary terms and conditions. The Company anticipates closing this transaction prior to the end of the third quarter of 2000 and funding the purchase price with revolving loans under its U.S. Credit Agreement.

Pursuant to the indenture relating to the Company's 13-1/4% Subordinated Debentures (the "13-1/4% Debentures"), the Company is permitted to redeem all or any of the 13-1/4% Debentures beginning July 15, 2000. The Company is considering redeeming in the second half of the year all of its outstanding 13-1/4% Debentures ($56.2 million principal amount) at a redemption price of 109.938% of their principal amount in accordance with their terms, using lower cost revolving loans from its U.S. Credit Agreement to fund this redemption.

In 1998, the Company's Board of Directors authorized the repurchase of up to $60.0 million of its common stock. In 1999, the Company's Board of Directors authorized the repurchase by the Company of up to an additional $10.0 million of its common stock, for a total of $70.0 million. As of June 30, 2000, the Company had repurchased 2,708,975 shares of its common stock for an aggregate cost of approximately $61.0 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, investments in affiliate, debt service, rationalization costs, share repurchase plan and tax obligations for the foreseeable future.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 23, 2000 for the purposes of (1) electing two directors of the Company to serve for a three year term until the Company's annual meeting of stockholders in 2003 and until their successors are duly elected and qualified and (2) ratifying the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of the Company's common stock being entitled to one vote):

                                     Number of Shares    Number of Shares
                                        Voted For            Withheld
                                        ---------            --------

Thomas M. Begel                         17,435,415            57,791
Jeffrey C. Crowe                        17,435,415            57,791


The directors of the Company whose term of office as a director continued after the Annual Meeting are R. Philip Silver and Leigh J. Abramson, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2001, and D. Greg Horrigan and Michael M. Janson, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2002.

The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved at the Annual Meeting. There were 17,486,050 votes cast ratifying such appointment, 3,000 votes cast against ratification of such appointment and 4,156 votes abstaining.

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

                                        SILGAN HOLDINGS INC.


Dated:  August 8, 2000                  /s/Harley Rankin, Jr.
----------------------                  --------------------------------------
                                        Harley Rankin, Jr.
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)




Dated:  August 8, 2000                  /s/Stephen J. Sweeney
----------------------                  ----------------------------------
                                        Stephen J. Sweeney
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                         EXHIBIT INDEX


     EXHIBIT NO.                            EXHIBIT
     -----------                            -------

         12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2000 and 1999

         27 Financial Data Schedule for the six months ended June 30, 2000, submitted to the Securities and Exchange
                                Commission in electronic format



                                                               Exhibit 12


                                                          SILGAN HOLDINGS INC.
                                                   RATIO OF EARNINGS TO FIXED CHARGES
                                                         (Dollars in thousands)



                                                                                 Three Months Ended            Six Months Ended
                                                                                 ------------------            ----------------
                                                                               June 30,      June 30,       June 30,       June 30,
                                                                                 2000          1999           2000           1999
                                                                                 ----          ----           ----           ----
                                                                                                   (Unaudited)

Income before income taxes and equity in losses
  of affiliate .........................................................       $13,737        $18,841        $22,411        $28,052

Add:
        Interest expense and debt amortization .........................        21,616         21,406         42,597         42,300

        Rental expense representative of interest factor ...............           302            247            592            502
                                                                               -------        -------        -------        -------

        Earnings, as adjusted ..........................................       $35,655        $40,494        $65,600        $70,854
                                                                               =======        =======        =======        =======

Fixed charges:
        Interest expense and debt amortization .........................       $21,616        $21,406        $42,597        $42,300

        Rental expense representative of interest factor ...............           302            247            592            502
                                                                               -------        -------        -------        -------

        Total fixed charges ............................................       $21,918        $21,653        $43,189        $42,802
                                                                               =======        =======        =======        =======


Ratio of earnings to fixed charges .....................................          1.63           1.87           1.52           1.66

