Form 10-Q
period 2000-09-30
SILGAN HOLDINGS INC
filed 2000-11-13
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000


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

                               Yes [ X ] No [ ]

As of November 10, 2000, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 17,702,897.


                                        SILGAN HOLDINGS INC.

                                         TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------

Part I.  Financial Information ................................................................    3

      Item 1.  Financial Statements ...........................................................    3

               Condensed Consolidated Balance Sheets at September 30, 2000
               and December 31, 1999 ..........................................................    3

               Condensed Consolidated Statements of Income for the three
               months ended September 30, 2000 and 1999 .......................................    4

               Condensed Consolidated Statements of Income for the nine
               months ended September 30, 2000 and 1999 .......................................    5

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2000 and 1999 .......................................    6

               Condensed Consolidated Statement of Deficiency in Stockholders'
               Equity for the nine months ended September 30, 2000 ............................    7

               Notes to Condensed Consolidated Financial Statements ...........................    8

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..........................................................   16

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................   25

Part II.  Other Information ...................................................................   26

      Item 6.  Exhibits and Reports on Form 8-K ...............................................   26

Signatures ....................................................................................   27

Exhibit Index .................................................................................   28


Part I. Financial Information
Item 1. Financial Statements


                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               Sept. 30,    Sept. 30,    Dec. 31,
                                                 2000         1999         1999
                                                 ----         ----         ----
                                             (unaudited)   (unaudited)   (Note 1)

ASSETS

Current assets:
     Cash and cash equivalents ............  $    3,514   $    6,309   $    2,411
     Trade accounts receivable, net .......     332,475      305,206      128,095
     Inventories ..........................     249,797      263,250      249,571
     Prepaid expenses and other current
        assets ............................       8,941        8,564        8,864
                                             ----------   ----------   ----------
         Total current assets .............     594,727      583,329      388,941

Property, plant and equipment, net ........     641,222      651,338      645,515
Investment in equity affiliate ............       3,078         --           --
Other non-current assets, net .............     140,234      146,657      150,829
                                             ----------   ----------   ----------
                                             $1,379,261   $1,381,324   $1,185,285
                                             ==========   ==========   ==========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ...............  $  135,169   $  129,517   $  175,430
     Accrued payroll and related costs ....      52,749       46,127       56,100
     Accrued interest payable .............      15,505       16,151       10,998
     Accrued expenses and other current
        liabilities .......................      16,188       22,860       25,093
     Bank revolving loans .................     214,900      200,241         --
     Current portion of long-term debt ....      38,054       31,807       39,351
                                             ----------   ----------   ----------
         Total current liabilities ........     472,565      446,703      306,972

Long-term debt ............................     843,452      893,729      843,909
Other long-term liabilities ...............      83,926       90,471       83,138

Deficiency in stockholders' equity:
     Common stock .........................         204          201          201
     Additional paid-in capital ...........     118,349      118,666      118,666
     Accumulated deficit ..................     (77,990)    (108,797)    (108,010)
     Accumulated other comprehensive
       (loss) .............................        (852)        (390)        (273)
     Treasury stock .......................     (60,393)     (59,259)     (59,318)
                                             ----------    ---------   ----------
         Total deficiency in stockholders'
           equity .........................     (20,682)     (49,579)     (48,734)
                                             ----------    ---------   ----------
                                             $1,379,261   $1,381,324   $1,185,285
                                             ==========   ==========   ==========

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars in thousands, except per common share amounts)


                                                             Three Months Ended
                                                             ------------------
                                                            Sept. 30,   Sept. 30,
                                                              2000        1999
                                                              ----        ----

Net sales ..............................................    $562,375    $571,666

Cost of goods sold .....................................     487,867     496,988
                                                            --------    --------

     Gross profit ......................................      74,508      74,678

Selling, general and administrative expenses ...........      17,732      17,947

Reduction in carrying value of assets ..................        --        24,214
                                                            --------    --------

     Income from operations ............................      56,776      32,517

Interest expense and other related financing costs .....      23,500      22,785
                                                            --------    --------

     Income before income taxes and equity in
       losses of affiliate .............................      33,276       9,732

Income tax provision ...................................      12,978       3,699
                                                            --------    --------

     Income before equity in losses of affiliate .......      20,298       6,033

Equity in losses of affiliate ..........................       1,813        --
                                                            --------    --------

     Net income ........................................    $ 18,485    $  6,033
                                                            ========    ========



Per common share data:

     Basic earnings per common share ...................       $1.04       $0.34
                                                               =====       =====

     Diluted earnings per common share .................       $1.03       $0.34
                                                               =====       =====


Weighted average shares used in computation (000's):

     Basic .............................................      17,703      17,515

     Effect of dilutive employee stock options .........         289         475
                                                              ------      ------

     Diluted ...........................................      17,992      17,990
                                                              ======      ======


                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
           (Dollars in thousands, except per common share amounts)


                                                               Nine Months Ended
                                                               -----------------
                                                             Sept. 30,     Sept. 30,
                                                               2000          1999
                                                               ----          ----

Net sales ..............................................    $1,395,527    $1,403,389

Cost of goods sold .....................................     1,219,658     1,221,043
                                                            ----------    ----------

     Gross profit ......................................       175,869       182,346

Selling, general and administrative expenses ...........        54,085        55,263

Reduction in carrying value of assets ..................          --          24,214
                                                            ----------    ----------

     Income from operations ............................       121,784       102,869

Interest expense and other related financing costs .....        66,097        65,085
                                                            ----------    ----------

     Income before income taxes and equity in
       losses of affiliate .............................        55,687        37,784

Income tax provision ...................................        21,719        14,641
                                                            ----------    ----------

     Income before equity in losses of affiliate .......        33,968        23,143

Equity in losses of affiliate ..........................         3,948          --
                                                            ----------    ----------

     Net income ........................................    $   30,020    $   23,143
                                                            ==========    ==========



Per common share data:

     Basic earnings per common share ...................         $1.70         $1.30
                                                                 =====         =====

     Diluted earnings per common share .................         $1.67         $1.27
                                                                 =====         =====


Weighted average shares used in computation (000's):

     Basic .............................................        17,634        17,757

     Effect of dilutive employee stock options .........           365           494
                                                                ------        ------

     Diluted ...........................................        17,999        18,251
                                                                ======        ======


                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                             -----------------
                                                            Sept. 30,    Sept. 30,
                                                              2000         1999
                                                              ----         ----

Cash flows from operating activities:
     Net income ........................................   $  30,020    $  23,143
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ..................................      62,350       60,227
         Amortization ..................................       4,115        4,125
         Reduction in carrying value of assets .........        --         24,214
         Equity in losses of affiliate .................       3,948         --
         Changes in assets and liabilities:
             (Increase) in trade accounts receivable ...    (204,380)    (171,202)
             (Increase) in inventories .................        (226)     (14,549)
             (Increase) decrease in other
                 non-current assets ....................      (7,784)       7,469
             (Decrease) in trade accounts payable ......     (40,261)     (55,026)
             Other, net ................................       6,461        2,689
                                                           ---------    ---------
                 Total adjustments .....................    (175,777)    (142,053)
                                                           ---------    ---------
         Net cash used in operating activities .........    (145,757)    (118,910)
                                                           ---------    ---------

Cash flows from investing activities:

     Investment in equity affiliate ....................      (7,026)        --
     Capital expenditures ..............................     (60,401)     (61,899)
     Proceeds from sale of assets ......................       1,167          262
                                                           ---------    ---------
         Net cash used in investing activities .........     (66,260)     (61,637)
                                                           ---------    ---------

Cash flows from financing activities:

     Borrowings under revolving loans ..................     682,824      729,609
     Repayments under revolving loans ..................    (467,924)    (529,368)
     Purchases of treasury stock .......................      (1,075)     (16,504)
     Proceeds from stock option exercises ..............         512          514
     Repayments of long-term debt ......................      (1,217)      (2,148)
                                                           ---------    ---------
         Net cash provided by financing activities .....     213,120      182,103
                                                           ---------    ---------

Net increase in cash and cash equivalents ..............       1,103        1,556
Cash and cash equivalents at beginning of year .........       2,411        4,753
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $   3,514    $   6,309
                                                           =========    =========

Supplementary data:
     Cash interest payments ............................   $  60,548    $  58,241
     Cash income tax payments, net of refunds ..........       8,505        4,042


                             See accompanying notes.



                                                       SILGAN HOLDINGS INC.
                                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                                     (Unaudited, see Note 1)
                                                (Dollars and shares in thousands)



                                                Common stock                                 Accumulated                   Total
                                                ------------     Additional                    other                   deficiency in
                                                          Par     paid-in     Accumulated  comprehensive   Treasury    stockholders'
                                               Shares    value    capital       deficit        (loss)       stock         equity
                                               ------    -----    -------       -------         ----        -----         ------

Balance at December 31, 1999                   17,547    $201    $118,666     $(108,010)       $(273)      $(59,318)    $(48,734)

Comprehensive income:

   Net income ...........................                                        30,020                                   30,020

   Foreign currency translation .........                                                       (579)                       (579)
                                                                                                                        --------

Comprehensive income ....................                                                                                 29,441

Issuance of common shares
  under stock option plan,
  including income tax
  provision of $826 .....................         256       3        (317)                                                  (314)

Purchase of treasury stock ..............        (100)                                                       (1,075)      (1,075)
                                               ------    ----    --------     ---------        -----       --------     --------

Balance at September 30, 2000 ...........      17,703    $204    $118,349     $ (77,990)       $(852)      $(60,393)    $(20,682)
                                               ======    ====    ========     =========        =====       ========     ========























                                                     See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

The condensed consolidated balance sheet at December 31, 1999 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

2.       Rationalization and Acquisition Reserves

As part of its plan to integrate and rationalize the operations of its various acquired businesses, the Company has established reserves for employee termination and severance, plant exit costs and assumed liabilities. These costs are expected to be incurred or realized principally through 2001. Activity in the Company's rationalization and acquisition reserves since December 31, 1999 is summarized as follows:


                                  Employee
                                 Termination
                                     and      Plant Exit    Assumed
                                  Severance     Costs     Liabilities   Total
                                 -----------  ----------  -----------   -----
                                            (Dollars in thousands)

Balance at December 31, 1999 ....  $ 4,347     $10,750     $ 6,956     $22,053

Utilized ........................   (2,860)     (3,130)     (2,152)     (8,142)
                                   -------     -------     -------     -------

Balance at September 30, 2000 ...  $ 1,487     $ 7,620     $ 4,804     $13,911
                                   =======     =======     =======     =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)


2.       Rationalization and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:


                                                         Sept. 30,    Dec. 31,
                                                           2000         1999
                                                           ----         ----
                                                        (Dollars in thousands)

Accrued expenses and other current liabilities ......     $ 7,797     $14,523
Other long-term liabilities .........................       6,114       7,530
                                                          -------     -------
                                                          $13,911     $22,053
                                                          =======     =======


3.       Investment in E-Commerce Packaging Venture

On April 5, 2000, the Company announced that it would invest up to $20.0 million for a minority interest in a neutral, independent e-commerce joint venture, Packtion Corporation ("Packtion"), with Morgan Stanley Dean Witter Private Equity and Diamond Technology Partners. The new company, which has over $52.7 million in combined funding commitments, is expected to provide comprehensive online solutions for the global packaging value chain.

On June 2, 2000, the Company funded its initial equity investment of $3.5 million for approximately 45% of the interests in Packaging Markets LLC, the parent company of Packtion. On August 28, 2000, the Company funded an additional equity investment of $3.5 million as part of a capital contribution to Packaging Markets LLC by its members, and maintained its 45% ownership of the interests in Packaging Markets LLC. During the third quarter of 2000, the Company recorded its equity in losses of Packtion of $1.8 million. For the nine months ended September 30, 2000, the Company recorded its equity in losses of Packtion aggregating $3.9 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)



4.       Comprehensive Income

Comprehensive income is reported in the Condensed Consolidated Statement of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) at September 30, 2000 and 1999 and December 31, 1999 consist of the following:

                                                  Sept. 30, Sept. 30, Dec. 31,
                                                    2000      1999      1999
                                                    ----      ----      ----
                                                      (Dollars in thousands)

Foreign currency translation .................     $(752)    $(370)    $(173)
Additional minimum pension liability .........      (100)      (20)     (100)
                                                   -----     -----     -----
   Accumulated other comprehensive (loss) ....     $(852)    $(390)    $(273)
                                                   =====     =====     =====


The components of comprehensive income for the three and nine months ended September 30, 2000 and 1999 are as follows:


                                     Three Months Ended     Nine Months Ended
                                     ------------------     -----------------
                                     Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                       2000       1999       2000       1999
                                       ----       ----       ----       ----
                                              (Dollars in thousands)

Net income .......................   $18,485     $6,033    $30,020     $23,143
Foreign currency translation .....      (249)        46       (579)        333
                                     -------     ------    -------     -------
   Comprehensive income ..........   $18,236     $6,079    $29,441     $23,476
                                     =======     ======    =======     =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)



5.       Inventories

Inventories consisted of the following:


                                           Sept. 30,    Sept. 30,     Dec. 31,
                                             2000         1999          1999
                                             ----         ----          ----
                                                  (Dollars in thousands)

Raw materials ........................     $ 36,242     $ 44,033     $ 33,453
Work-in-process ......................       50,279       49,986       49,799
Finished goods .......................      144,397      153,714      148,135
Spare parts and other ................       11,743       10,769       10,493
                                           --------     --------     --------
                                            242,661      258,502      241,880
Adjustment to value inventory
   at cost on the LIFO method ........        7,136        4,748        7,691
                                           --------     --------     --------
                                           $249,797     $263,250     $249,571
                                           ========     ========     ========




6.       Long-Term Debt

Long-term debt consisted of the following:


                                             Sept. 30,    Sept. 30,    Dec. 31,
                                               2000         1999         1999
                                               ----         ----         ----
                                                   (Dollars in thousands)

Bank debt:
     Bank Revolving Loans ...............   $  340,100   $  335,800   $125,200
     Bank A Term Loans ..................      194,047      223,900    194,047
     Bank B Term Loans ..................      190,495      192,449    190,495
     Canadian Bank Facility .............       12,558       14,422     14,312
                                            ----------   ----------   --------
        Total bank debt .................      737,200      766,571    524,054

Subordinated debt:
     9% Senior Subordinated Debentures ..      300,000      300,000    300,000
     13 1/4% Subordinated Debentures
        (Note 10) .......................       56,206       56,206     56,206
     Other ..............................        3,000        3,000      3,000
                                            ----------   ----------   --------
        Total subordinated debt .........      359,206      359,206    359,206

Total debt ..............................    1,096,406    1,125,777    883,260
     Less:  Amounts to be repaid within
        one year ........................      252,954      232,048     39,351
                                            ----------   ----------   --------
                                            $  843,452   $  893,729   $843,909
                                            ==========   ==========   ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)


6.       Long-Term Debt  (continued)

At September 30, 2000, bank revolving loans consisted of $214.9 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. At September 30, 2000, amounts expected to be repaid within one year consisted of $214.9 million of bank revolving loans and $38.1 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been recorded as long-term debt.

7.       Income Taxes

For the three months ended September 30, 2000 and 1999, the provision for income taxes was recorded at an effective tax rate of 39.0% and 38.0%, respectively. The provision for income taxes for the nine months ended September 30, 2000 and 1999 was recorded at an effective tax rate of 39.0% and 38.7%, respectively.

8.       Deficiency in Stockholders' Equity

In 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $60.0 million of its common stock. In 1999, the Company's Board of Directors authorized the repurchase by the Company of up to an additional $10.0 million of its common stock, for a total of $70.0 million. Through September 30, 2000, the Company had repurchased 2,708,975 shares of its common stock for $61.0 million. The Company's repurchases of common stock are recorded as treasury stock and result in an increase in deficiency in stockholders' equity.


                                                         SILGAN HOLDINGS INC.
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Information at September 30, 2000 and 1999 and for the
                                            three and nine months then ended is unaudited)


9.       Business Segment Information

Presented  below is a table setting forth  reportable  business  segment  profit
(loss) for the three and nine months ended September 30, 2000 and 1999 for the Company's three business segments.



                                                      Metal Food        Plastic       Specialty
                                                      Containers(1)    Containers     Packaging      Other(2)       Total
                                                      ----------       ----------     ---------      -----          -----
                                                                           (Dollars in millions)

Three Months Ended
September 30, 2000
------------------
Net sales ................................           $  445.3          $ 85.8         $ 31.2         $ --        $  562.3
EBITDA(3) ................................               62.6            13.8            2.7          (0.6)          78.5
Depreciation and amortization(4) .........               13.4             5.8            2.4           0.1           21.7
Segment profit (loss) ....................               49.2             8.0            0.3          (0.7)          56.8

Three Months Ended
September 30, 1999
------------------
Net sales ................................           $  456.2          $ 79.1         $ 36.4         $ --        $  571.7
EBITDA(3) ................................               58.1            15.7            4.6          (0.7)          77.7
Depreciation and amortization(4) .........               12.4             6.2            2.4           --            21.0
Segment profit (loss) ....................               45.7             9.5            2.2          (0.7)          56.7

Nine Months Ended
September 30, 2000
------------------
Net sales ................................           $1,044.5          $256.5         $ 94.5         $ --        $1,395.5
EBITDA(3) ................................              136.7            43.9            9.0          (2.5)         187.1
Depreciation and amortization(4) .........               39.6            18.2            7.4           0.1           65.3
Segment profit (loss) ....................               97.1            25.7            1.6          (2.6)         121.8

Nine Months Ended
September 30, 1999
------------------
Net sales ................................           $1,058.3          $242.0         $103.1         $ --        $1,403.4
EBITDA(3) ................................              131.5            48.1           13.5          (2.8)         190.3
Depreciation and amortization(4) .........               38.1            17.7            7.3           0.1           63.2
Segment profit (loss) ....................               93.4            30.4            6.2          (2.9)         127.1


                             SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)


9.       Business Segment Information (continued)


    (1)Excludes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in 1999.
    (2)The other category provides information pertaining to the corporate holding company.
    (3)EBITDA means earnings before interest, taxes, depreciation and amortization.
    (4)Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended September 30, 2000 and 1999 and $1.2 million for each of the nine months ended September 30, 2000 and 1999.

Total segment profit is reconciled to income before income taxes and equity in losses of affiliate as follows:

                                         Three Months Ended  Nine Months Ended
                                         ------------------  -----------------
                                         Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----
                                                  (Dollars in millions)


Total segment profit ...................  $56.8     $56.7     $121.8    $127.1
Reduction in carrying value of assets
  of metal food container business .....    --       24.2       --        24.2
Interest expense and other related
  financing costs ......................   23.5      22.8       66.1      65.1
                                          -----     -----     ------    ------
    Income before income taxes and
      equity in losses of affiliate ....  $33.3     $ 9.7     $ 55.7    $ 37.8
                                          =====     =====     ======    ======


10.      Subsequent Events

     Acquisition of RXI Holdings, Inc. Effective October 1, 2000, Silgan Plastics Corporation, a wholly owned subsidiary of Holdings, acquired all of the outstanding stock of RXI Holdings, Inc., a Delaware corporation ("RXI Holdings"), for approximately $125.0 in cash. The Company funded the purchase price for RXI Holdings using revolving loans under its U.S. senior secured bank credit facility (the "U.S. Credit Agreement"). The transaction will be accounted for using the purchase method of accounting, and the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value.

                             SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2000 and 1999 and for the
                three and nine months then ended is unaudited)


10.      Subsequent Events  (continued)


         RXI Holdings through its subsidiary, RXI Plastics, Inc., a Delaware corporation, is a manufacturer and seller of rigid plastic packaging, including plastic bottles and closures for the pet care, food, personal care, household and industrial chemical, agricultural chemical and automotive industries as well as thermoformed plastic containers. RXI Holdings had net sales of $102.4 million for its fiscal year ended June 30, 2000. The operations of RXI Holdings are conducted at seven manufacturing facilities in the United States. The facilities are located in Richmond, Virginia; Triadelphia, West Virginia; Plainfield, Indiana; Ottawa, Ohio; Cape Girardeau, Missouri; Houston, Texas; and Valencia, California.

         U.S. Credit Agreement. Pursuant to the U.S. Credit Agreement, the Company has the right at any time to request one or more lenders to increase their revolving loan commitments thereunder by up to an aggregate of $200.0 million. In October 2000, certain lenders agreed pursuant to the Company's request to increase their revolving loan commitments under the U.S. Credit Agreement by an aggregate of $125.0 million. Accordingly, under the U.S. Credit Agreement, the Company currently has available to it up to $670.5 million of bank revolving loans. The Company also has $4.3 million of bank revolving loans available to it under its Canadian bank facility. Bank revolving loans may be used by the Company for working capital needs, acquisitions, common stock repurchases and other permitted purposes. Bank revolving loans may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity date under both facilities.

     Redemption of 13 1/4% Subordinated Debentures. On November 3, 2000, the Company gave irrevocable notice to redeem all $56.2 million principal amount of its outstanding 13 1/4% Subordinated Debentures due 2006 (the "13 1/4% Debentures"). The Company has fixed December 8, 2000 as the date for this redemption. The redemption price for all of the 13 1/4% Debentures is 109.938% of their principal amount, or approximately $61.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the U.S. Credit Agreement and the other documents governing the Company's indebtedness, the Company will fund the redemption of all of the 13 1/4% Debentures with lower cost revolving loans under its U.S. Credit Agreement. In the fourth quarter of 2000, the Company will incur an extraordinary charge, net of tax, of approximately $4.2 million, or $0.23 per diluted share, for the premium to be paid in connection with this redemption and for the write-off of unamortized financing costs related to the 13 1/4% Debentures.

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended September 30, 2000 and 1999 are provided below.



                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                          2000          1999
                                                          ----          ----
                                                             (In millions)
Net sales:
     Metal food containers .....................         $445.3        $456.2
     Plastic containers ........................           85.8          79.1
     Specialty packaging .......................           31.2          36.4
                                                         ------        ------
        Consolidated ...........................         $562.3        $571.7
                                                         ======        ======

Operating profit:
     Metal food containers (a) .................         $ 49.2        $ 21.5
     Plastic containers ........................            8.0           9.5
     Specialty packaging .......................            0.3           2.2
     Other .....................................           (0.7)         (0.7)
                                                         ------        ------
       Consolidated ............................         $ 56.8        $ 32.5
                                                         ======        ======

----------

  (a) Includes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in 1999.


Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Net Sales. Consolidated net sales for the three months ended September 30, 2000 decreased $9.4 million, or 1.6%, to $562.3 million as compared to the third quarter of 1999 as a result of lower net sales of the metal food container and specialty packaging businesses, offset in part by higher net sales of the plastic container business.

Net sales for the metal food container business were $445.3 million for the three months ended September 30, 2000, a decrease of $10.9 million, or 2.4%, from net sales of $456.2 million for the same period in 1999. The decrease in third quarter net sales was primarily attributable to lower unit sales principally because of a reduced fruit and vegetable pack as compared to the prior year and the loss of lower margin sales related to the closure of a West Coast facility earlier this year.

Net sales for the plastic container business of $85.8 million during the three months ended September 30, 2000 increased $6.7 million, or 8.5%, from net sales of $79.1 million for the same period in 1999. The increase in net sales was principally attributable to higher prices due to the pass through of increased resin costs, and was partially offset by lower unit sales to certain major customers who were adjusting their inventory levels and due to fewer new products being introduced by customers as compared to the prior year.

Net sales for the specialty packaging business decreased $5.2 million, or 14.3%, to $31.2 million during the three months ended September 30, 2000, as compared to $36.4 million for the same period in 1999. This decrease was primarily due to generally soft demand from customers and to lower unit sales of metal closures as a result of conversions from metal to plastic.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.8% ($487.9 million) for the three months ended September 30, 2000, a decrease of 0.1 percentage points as compared to 86.9% ($497.0 million) for the same period in 1999. The slight increase in gross profit margin was primarily attributable to the metal food container business principally as a result of an improved sales mix and benefits realized from plant rationalizations. This improvement was largely offset by the effect of increased resin costs of the plastic container business, lower unit sales of the Company's three business segments and operating inefficiencies at one plant of the specialty packaging business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased slightly to 3.2% ($17.7 million) for the three months ended September 30, 2000, as compared to 3.1% ($17.9 million) for the three months ended September 30, 1999.

Income from Operations. Income from operations for the three months ended September 30, 2000 was $56.8 million, as compared to $56.7 million for the same period in 1999 excluding the effect of the non-cash charge in 1999 of $24.2 million to write down the carrying value of certain assets of the metal food container business described below. Including the effect of the non-cash charge, income from operations for the three months ended September 30, 1999 was $32.5 million. Income from operations as a percentage of consolidated net sales increased to 10.1% for the three months ended September 30, 2000, as compared to 9.9% for the same period in 1999 excluding the effect of the non-cash charge.

During the third quarter of 1999, the Company completed a study initiated earlier that year to evaluate the long-term utilization of all assets of its metal food container business, including assets acquired through acquisitions. As a result, the Company recorded a non-cash charge to earnings in the third quarter of 1999 of $24.2 million to reduce the carrying value of those assets determined to be surplus or obsolete.

Income  from  operations  for the metal food  container  business  for the three months ended September 30, 2000 increased $3.5 million, or 7.7%, to $49.2 million, as compared to $45.7 million for the same period in 1999 excluding the effect of the non-cash charge. Including the effect of the non-cash charge, income from operations of the metal food container business for the three months ended September 30, 1999 was $21.5 million. Income from operations as a percentage of net sales of the metal food container business increased 1.0 percentage point to 11.0% for the three months ended September 30, 2000, as compared to 10.0% for the same period in 1999 excluding the effect of the non-cash charge. The increase in operating income and improvement in operating margins of the metal food container business was primarily a result of an improved sales mix and benefits realized from plant rationalizations, offset in part by other higher manufacturing costs, including energy costs.

Income from operations for the plastic container business for the three months ended September 30, 2000 was $8.0 million, as compared to $9.5 million for the third quarter of 1999. Income from operations as a percentage of net sales of the plastic container business declined 2.7 percentage points to 9.3% in the third quarter of 2000, as compared to 12.0% in the third quarter of 1999. This decline was due to the effect of sharply increased resin prices, lower selling prices resulting from competitive pricing and higher per unit manufacturing costs primarily as a result of lower unit production.

Income from operations for the specialty packaging business for the three months ended September 30, 2000 was $0.3 million, as compared to $2.2 million in the same period in the prior year. This decrease was primarily due to the effect of lower net sales and operating inefficiencies at one plant. Operating margins of the specialty packaging business declined to 0.1% in the third quarter of 2000 as compared to 6.0% in the third quarter of 1999 for the reasons mentioned above.

Interest Expense. Interest expense increased $0.7 million to $23.5 million for the three months ended September 30, 2000 as compared to the same period in 1999. Lower average borrowings outstanding during the quarter due to repayments made late in the prior year and to lower net working capital usage this year offset much of the effect of higher current period interest rates.

Income Taxes. The provision for income taxes for the three months ended September 30, 2000 and 1999 was recorded at an effective tax rate of 39.0% and 38.0%, respectively ($13.0 million and $3.7 million, respectively).

Net Income and Earnings per Share. Income before equity in losses of affiliate for the three months ended September 30, 2000 was $20.3 million, or $1.13 per diluted share, as compared to $21.0 million, or $1.17 per diluted share, for the same period in 1999 excluding the effect of the non-cash charge described above. Including the Company's equity in losses of affiliate of $1.8 million, net income for the three months ended September 30, 2000 was $18.5 million, or $1.03 per diluted share. Including the effect of the non-cash charge, net income for the three months ended September 30, 1999 was $6.0 million, or $0.34 per diluted share.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the nine months ended September 30, 2000 and 1999 are provided below.



                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2000            1999
                                                     ----            ----
                                                         (In millions)

Net sales:
     Metal food containers .................       $1,044.5        $1,058.3
     Plastic containers ....................          256.5           242.0
     Specialty packaging ...................           94.5           103.1
                                                   --------        --------
        Consolidated .......................       $1,395.5        $1,403.4
                                                   ========        ========

Operating profit:
     Metal food containers(a) ..............       $   97.1        $   69.2
     Plastic containers ....................           25.7            30.4
     Specialty packaging ...................            1.6             6.2
     Other .................................           (2.6)           (2.9)
                                                   --------        --------
       Consolidated ........................       $  121.8        $  102.9
                                                   ========        ========


  (a) Includes a non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business recorded in 1999.


Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Net Sales. Consolidated net sales decreased $7.9 million, or 0.1%, to $1,395.5 million for the nine months ended September 30, 2000, as compared to net sales of $1,403.4 million for the same nine months in the prior year. This slight decrease was primarily attributable to lower unit sales of the Company's three business segments which was mostly offset by higher prices of the plastic container business due to the pass through of increased resin costs.

Net sales for the metal food container business were $1,044.5 million for the nine months ended September 30, 2000, a decrease of $13.8 million, or 1.3%, from net sales of $1,058.3 million for the same period in 1999. This decrease was primarily due to the loss of lower margin sales related to the closure of a West Coast facility earlier this year and to lower unit sales principally because of a reduced fruit and vegetable pack as compared to the prior year and generally lower demand.

Net sales for the plastic container business of $256.5 million during the nine months ended September 30, 2000 increased $14.5 million, or 6.0%, from net sales of $242.0 million for the same period in 1999. The increase in net sales was principally attributable to higher prices due to the pass through of increased resin costs and to a favorable sales mix, and was offset in part by lower unit sales to certain major customers who were adjusting their inventory levels and due to fewer new products being introduced by customers as compared to the prior year.

Net sales for the specialty packaging business decreased $8.6 million, or 8.3%, to $94.5 million during the nine months ended September 30, 2000, as compared to $103.1 million for the same period in 1999. This decrease was primarily attributable to lower unit sales as a result of generally soft demand from customers, the conversion of metal closures to plastic and a change in sales mix during the current period as compared to the same period in 1999.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.4% ($1,219.7 million) for the nine months ended September 30, 2000, an increase of 0.4 percentage points as compared to 87.0% ($1,221.0 million) for the same period in 1999. The decline in gross profit margins was primarily attributable to the effect of increased resin costs of the plastic container business and lower unit sales of the Company's three business segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 3.9% for the nine months ended September 30, 2000 and 1999 ($54.1 million and $55.3 million, respectively).

Income from Operations. Income from operations for the nine months ended September 30, 2000 was $121.8 million, as compared to $127.1 million for the same period in 1999 excluding the effect of the non-cash charge in 1999 of $24.2 million to write down the carrying value of certain assets of the metal food container business described above. Including the effect of the non-cash charge, income from operations for the nine months ended September 30, 1999 was $102.9 million. Income from operations as a percentage of consolidated net sales decreased to 8.7% for the nine months ended September 30, 2000, as compared to 9.1% for the same period in 1999 excluding the effect of the non-cash charge.

Income from operations for the metal food container business for the nine months ended September 30, 2000 increased $3.7 million, or 4.0%, to $97.1 million, as compared to $93.4 million for the same period in 1999 excluding the effect of the non-cash charge. Including the effect of the non-cash charge, income from operations of the metal food container business for the nine months ended September 30, 1999 was $69.2 million. Income from operations as a percentage of net sales of the metal food container business increased 0.5 percentage points to 9.3% for the nine months ended September 30, 2000, as compared to 8.8% for the same period in 1999 excluding the effect of the non-cash charge. The increase in operating income and improvement in operating margins of the metal food container business was primarily a result of an improved sales mix, benefits realized from plant rationalizations and lower selling, general and administrative expenses, offset in part by increased per unit manufacturing costs due to a planned reduction in inventory and by higher depreciation expense.

Income from operations for the plastic container business for the nine months ended September 30, 2000 was $25.7 million, as compared to $30.4 for the same period in 1999. Income from operations as a percentage of net sales for the plastic container business for the nine months ended September 30, 2000 decreased 2.6 percentage points to 10.0%, as compared to 12.6% for the same period in 1999. The decrease in income from operations as a percentage of net sales was principally attributable to the effects of lower unit sales, increased resin costs, lower selling prices resulting from competitive pricing and higher depreciation.

Income from operations for the specialty packaging business for the nine months ended September 30, 2000 was $1.6 million, as compared to $6.2 million for the same nine months in 1999. Income from operations as a percentage of net sales for the specialty packaging business decreased to 1.7% for the nine months ended September 30, 2000, as compared to 6.0% for the same period in 1999. This decrease was primarily due to the effects of lower net sales, a change in sales mix and operating inefficiencies at one plant.

Interest Expense. Interest expense increased $1.0 million to $66.1 million for the nine months ended September 30, 2000 as compared to the same period in 1999. Lower average borrowings outstanding during the current year period due to repayments made late in the prior year and to lower net working capital usage this year offset much of the effect of higher current period interest rates.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2000 and 1999 was recorded at an effective tax rate of 39.0% and 38.7%, respectively ($21.7 million and $14.6 million, respectively).

Net Income and Earnings per Share. Income before equity in losses of affiliate for the nine months ended September 30, 2000 was $33.9 million, or $1.89 per diluted share, as compared to $38.2 million, or $2.09 per diluted share, for the same period in 1999 excluding the effect of the non-cash charge described above. Including the Company's equity in losses of affiliate of $3.9 million, net income for the nine months ended September 30, 2000 was $30.0 million, or $1.67 per diluted share. Including the effect of the non-cash charge, net income for the nine months ended September 30, 2000 was $23.1 million, or $1.27 per diluted share.

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

For the nine months ended September 30, 2000, the Company used net borrowings of revolving loans of $214.9 million under the Company's credit agreements, proceeds from asset sales of $1.2 million and proceeds from the exercise of stock options of $0.5 million to fund cash used by operations of $145.8 million for the Company's seasonal working capital needs, the Company's investment of $7.0 million in Packtion, an e-commerce packaging venture, repurchases of common stock for $1.1 million, the repayment of $1.2 million of long-term debt and capital expenditures of $60.4 million and to increase cash balances by $1.1 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions and repurchases of its common stock. During the third quarter of 2000, at its month-end peak the Company had incurred approximately $215 million of revolving loan borrowings for seasonal working capital needs. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of September 30, 2000, the Company had $340.1 million of revolving loans outstanding, of which $214.9 million related primarily to seasonal working capital needs and $125.2 million related to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been recorded as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at September 30, 2000, after taking into account outstanding letters of credit but before the increase in October 2000 in the Company's revolving loan facility under the U.S. Credit Agreement, was $192.9 million.

In October 2000, pursuant to the agreement of certain lenders under the U.S. Credit Agreement the Company's revolving loan facility thereunder was increased by $125.0 million from $545.5 million to $670.5 million in accordance with the terms of the U.S. Credit Agreement.

Effective October 1, 2000, the Company acquired all of the outstanding stock of RXI Holdings, a manufacturer and seller of rigid plastic packaging, for approximately $125.0 in cash. The Company funded the purchase price for RXI Holdings using revolving loans under its U.S. Credit Agreement.

On November 3, 2000, the Company gave irrevocable notice to redeem all of its outstanding 13 1/4% Debentures ($56.2 million principal amount), at a redemption price of 109.938% of their principal amount, or approximately $61.8 million, plus accrued and unpaid interest to the redemption date. The Company has fixed December 8, 2000 as the date for this redemption. As permitted under the U.S. Credit Agreement and the other documents governing the Company's indebtedness, the Company will fund the redemption price for all of the 13 1/4% Debentures with lower cost revolving loans under the U.S. Credit Agreement. Based on the current interest rates for its revolving loans under the U.S. Credit Agreement, the Company estimates annual interest savings of approximately $2.6 million on the indebtedness being refinanced as a result of this redemption. After this redemption, the Company estimates that approximately $120-$130 million, taking into account the Company's anticipated month-end peak seasonal borrowing needs, of its revolving loan facility under its U.S. Credit Agreement will be available to it for acquisitions, repurchases of common stock and other permitted purposes. In the fourth quarter of 2000, the Company will incur an extraordinary charge, net of tax, of approximately $4.2 million, or $0.23 per diluted share, for the premium to be paid in connection with this redemption and for the write-off of unamortized financing costs related to the 13 1/4% Debentures.

In 1998, the Company's Board of Directors authorized the repurchase of up to $60.0 million of its common stock. In 1999, the Company's Board of Directors authorized the repurchase by the Company of up to an additional $10.0 million of its common stock, for a total of $70.0 million. As of September 30, 2000, the Company had repurchased 2,708,975 shares of its common stock for an aggregate cost of approximately $61.0 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, investments in an affiliate, debt service, rationalization costs, share repurchase plan and tax obligations for the foreseeable future.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification for shipping and handling fees and costs. The Company plans to adopt EITF No. 00-10 in the fourth quarter of 2000. The Company's income statements, including those presented for comparative purposes, will include the reclassification of certain revenue reductions to cost of goods sold. These reclassifications will not affect the Company's income from operations or net income.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date. In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in net income or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not anticipate that the adoption of SFAS No. 133, as amended, will have a material impact on its financial position or results of operations.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

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


Dated:  November 13, 2000                 /s/Harley Rankin, Jr.
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

             12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2000 and 1999

             27 Financial Data Schedule for the nine months ended September 30, 2000, submitted to the Securities and Exchange Commission in electronic format


                                                             Exhibit 12


                                                          SILGAN HOLDINGS INC.
                                                   RATIO OF EARNINGS TO FIXED CHARGES



                                                                               Three Months Ended           Nine Months Ended
                                                                               ------------------           -----------------
                                                                             Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                                               2000          1999          2000           1999
                                                                               ----          ----          ----           ----
                                                                                                (Unaudited)
                                                                                           (Dollars in thousands)


Income before income taxes and equity in losses
  of affiliate .........................................................     $33,276       $ 9,732       $ 55,687       $ 37,784

Add:
       Interest expense and debt amortization ..........................      23,500        22,785         66,097         65,085

       Rental expense representative of interest factor ................         311           259            906            762
                                                                             -------       -------       --------       --------

       Earnings, as adjusted ...........................................     $57,087       $32,776       $122,690       $103,631
                                                                             =======       =======       ========       ========

Fixed charges:
       Interest expense and debt amortization ..........................     $23,500       $22,785       $ 66,097       $ 65,085

       Rental expense representative of interest factor ................         311           259            906            762
                                                                             -------       -------       --------       --------

       Total fixed charges .............................................     $23,811       $23,044       $ 67,003       $ 65,847
                                                                             =======       =======       ========       ========


Ratio of earnings to fixed charges .....................................        2.40          1.42           1.83           1.57

