Form 10-K
period 2000-12-31
SILGAN HOLDINGS INC
filed 2001-03-29
CIK 849869

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

For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49.5 million.

As of March 1, 2001, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 17,702,897.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                                      TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

Part I............................................................................................................1
   Item 1.     Business...........................................................................................1
   Item 2.     Properties........................................................................................13
   Item 3.     Legal Proceedings.................................................................................16
   Item 4.     Submission of Matters to a Vote of Security Holders...............................................16
PART II..........................................................................................................17
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................17
   Item 6.     Selected Financial Data...........................................................................17
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................21
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................35
   Item 8.     Financial Statements and Supplementary Data.......................................................36
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure....................................................................................36
PART III.........................................................................................................37
   Item 10.    Directors and Executive Officers of the Registrant................................................37
   Item 11.    Executive Compensation............................................................................40
   Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................40
   Item 13.    Certain Relationships and Related Transactions....................................................40
PART IV..........................................................................................................41
   Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................41




                                     PART I

Item 1.  Business.

General

     Silgan Holdings Inc. ("Holdings"; together with its direct and indirect owned subsidiaries, the "Company") is a leading North American manufacturer of consumer goods packaging products. The Company currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products as well as plastic closures, caps, sifters and fitments and thermoformed plastic tubs for food, pet care and household products and
(iii) specialty packaging items used in the food and beverage industries, including steel closures, aluminum roll-on closures, plastic bowls and cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in the United States for the year ended December 31, 2000 of 46%. The Company is also a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

     The Company was founded in 1987 by its Co-Chief Executive Officers. Since its inception, the Company has acquired seventeen businesses, including most recently RXI Plastics, Inc. ("RXI") in October 2000. See "--Company History." As a result of its growth strategy, the Company has increased its overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 46% in 2000. The Company's plastic container and plastic closure business has also improved its market position since 1987, with sales increasing by more than fourfold to $373.0 million in 2000. Sales of the Company's specialty packaging business have grown from its start in 1994 to $123.9 million in 2000.

     The Company's strategy has enabled it to rapidly increase its net sales and income from operations. Since 1994, the Company's net sales have grown to $1,877.5 million in 2000, representing a compound annual growth rate of approximately 13.9%. During this period, income from operations increased from $75.1 million in 1994 (excluding the effect of a $16.7 million non-cash charge for the reduction in carrying value of assets) to $157.1 million in 2000, representing a compound annual growth rate of approximately 13.1%.

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

Growth Strategy

     The Company intends to enhance its position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and to increase profitability. The key components of this strategy are to (i) increase the Company's market share in its current business lines through internal growth and through acquisitions at reasonable cash flow multiples, (ii) expand into complementary business lines by applying the Company's acquisition and operating expertise to other areas of the consumer goods packaging market and (iii) improve the profitability of acquired businesses through integration, rationalization and capital investments to enhance their manufacturing and production efficiency.

     Increase Market Share Through Acquisitions and Internal Growth. The Company has increased its revenues and market share in the metal food container, plastic container and closure and specialty packaging markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line. In its acquisitions, the Company has followed a disciplined approach of acquiring businesses at reasonable cash flow multiples. No assurance can be given that in the future the Company will be able to locate or acquire suitable businesses on acceptable terms or at reasonable cash flow multiples.

     The Company's overall share of the U.S. metal food container market has more than quadrupled since 1987, increasing from approximately 10% in 1987 to approximately 46% in 2000. During the past thirteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle Food Company ("Nestle"), The Dial Corporation ("Dial"), Del Monte Corporation ("Del Monte"), Agrilink Foods, Inc. ("Agrilink") and Campbell Soup Company ("Campbell") reflect this trend. Additionally, in 1995 the Company acquired the Food Metal and Specialty business ("AN Can") of American National Can Company ("ANC"), expanding its customer base and geographic diversity. See "--Company History."

     The Company's plastic container and plastic closure business has improved its market position since 1987, with sales increasing by more than fourfold to $373.0 million in 2000. This improvement was achieved primarily through strategic acquisitions, including most recently RXI in October 2000, as well as through internal growth. See "--Company History." The plastic container and plastic closure segments of the consumer goods packaging industry are highly fragmented, and management intends to pursue consolidation opportunities in these segments. The Company also expects to continue to generate internal growth. For example, the Company intends to aggressively market its plastic closures and caps to existing customers of its plastic container business. Additionally, the Company intends to continue to expand its customer base in the markets that it serves, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

     Expand into Complementary Business Lines Through Acquisitions. Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. For example, with the acquisition of RXI the Company expanded its business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. Although no assurance can be given that the Company will be able to locate or acquire attractive acquisition candidates on acceptable terms, management believes that certain trends in and characteristics of the consumer goods packaging industry will generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments. Additionally, many of these segments are experiencing consolidation.

     Enhance Profitability of Acquired Companies. The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its scale and from the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its plant facilities by making capital investments for productivity improvements and manufacturing cost reductions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy."

Financial Strategy

     The Company's financial strategy is to use leverage to support its growth and increase shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to continue to apply this financial strategy in its business as it pursues its growth strategy.

     As part of its financial strategy and in the absence of compelling acquisition opportunities, the Company intends to use its free cash flow to repay indebtedness or for other permitted purposes. In 1999, for example, the Company did not complete any acquisition, and it reduced its total debt by $43.7 million as compared to 1998 despite higher capital expenditures and interest expense and the incurrence of $16.6 million of indebtedness for Common Stock repurchases in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Strategy."

Business Segments

     Holdings is a holding company that conducts its business through two wholly owned operating subsidiaries, Silgan Containers Corporation (together with its subsidiaries, "Containers") and Silgan Plastics Corporation (together with its subsidiaries, "Plastics"). Containers' operations include the Company's metal food container business and specialty packaging business. See Note 18 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     Metal Food Container Business. For 2000, the Company's metal food container business had net sales of $1,380.6 million (approximately 73% of the Company's net sales) and income from operations of $120.9 million (approximately 75% of the Company's income from operations, without giving effect to corporate expense). The Company's metal food container business has realized compound annual unit sales growth of approximately 12.0% since 1994. The Company's metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for human and pet food. The Company's metal food container business manufactures metal containers for soup, vegetables, fruit, pet food, meat, tomato based products, coffee, seafood, adult nutritional drinks and other miscellaneous food products. The Company estimates that approximately 80% of its projected metal food container sales in 2001 will be pursuant to long-term supply arrangements, including agreements with Nestle, Del Monte, Campbell and several other major food processors. See "--Sales and Marketing." The Company's metal food container business is also engaged in marketing its new licensed Dot-Top metal closure for metal containers, which new closure provides opening convenience and resealability. Rights to manufacture and sell this new closure have been obtained by Containers from Metalgrafica Rojek pursuant to an exclusive license arrangement for North America.

     Plastic Container Business. For 2000, Plastics had net sales of $373.0 million (approximately 20% of the Company's net sales) and income from operations of $38.6 million (approximately 24% of the Company's income from operations, without giving effect to corporate expense). Plastics emphasizes value-added design, fabrication and decoration of custom designed polyethylene terephthalate ("PET") and high density polyethylene ("HDPE") containers in its business. Plastics manufactures custom designed HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries, household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals, and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. Plastics also manufactures custom designed and stock PET containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments, premium bottled water and liquor. In addition, as a result of its acquisition of RXI, Plastics manufactures plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes.

     Specialty Packaging Business. For 2000, the Company's specialty packaging business had net sales of $123.9 million (approximately 7% of the Company's net sales) and income from operations of $0.8 million (approximately 1% of the Company's income from operations, without giving effect to corporate expense). The Company's specialty packaging business manufactures and sells steel closures for glass and plastic containers, aluminum roll-on closures for glass and plastic containers, its licensed Omni plastic container (a multi-layer microwaveable and retortable plastic bowl), its licensed Procan multi-layer plastic can and paperboard containers, all for use in the food and beverage industries. The Company's specialty packaging business also manufactures its proprietary Polystar easy-open plastic end, which it markets with its Omni plastic containers as an all-plastic microwavable package.

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

     The Company manufactures plastic closures, caps, sifter and fitments using runnerless injection molding technology. In such process, pellets of plastic resin are melted and forced under pressure into a mold, where they take the mold's shape. The Company's thermoformed plastic tubs are manufactured by melting pellets of plastic resin into a plastic sheet. Such plastic sheets are then stamped by hot molds to form plastic tubs.

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

Specialty Packaging Business

     The Company's manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining closures. The Company manufactures continuous thread and lug style steel closures and aluminum roll-on closures for glass and plastic containers, ranging in size from 18 to 110 millimeters in diameter. The Company employs state-of-the-art multi-die presses to manufacture closures, offering it a low-cost, high quality means of production.

     The Company's Omni and Procan plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping and cooling. The Company designed its equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives. The Company's Omni plastic container is a multi-layer microwaveable bowl, predominantly used for single serve food applications, and is marketed with the Company's proprietary Polystar easy-open plastic end or an aluminum easy-open end. The Company's Procan container is a multi-layer plastic can with an easy-open metal end, which can package retortable, hard-to-hold food products. The Company's Omni and Procan plastic containers are manufactured pursuant to a royalty-free, perpetual license with ANC which was entered into in connection with the Company's acquisition of AN Can.

     The  Company's   specialty  packaging  business  is  also  engaged  in  the
manufacture    of    paperboard     containers.     See     "--General--Business
Segments--Specialty Packaging Business."

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

Plastic Container Business

     The raw materials used by the Company for the manufacture of plastic containers are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. The Company's resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that the Company pays for resin raw materials is not fixed and is subject to market pricing. The Company believes that it will be able to purchase sufficient quantities of resins for the foreseeable future.

Specialty Packaging Business

     The Company uses tin plated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in its metal closure operations. The Company purchases polypropylene, HDPE, ethyl vinyl alcohol and colorant resins for its Omni and Procan plastic containers and Polystar easy-open plastic ends. The Company also currently purchases a proprietary compounded resin product from a supplier for its Omni plastic container, which resin is produced pursuant to a license with ANC. The Company uses paperboard and various inks for its paperboard container manufacturing operations. The Company typically purchases these materials from suppliers under annual or multi-year supply arrangements, subject to market pricing. If suppliers fail to deliver under these arrangements, the Company would be forced to purchase these materials on the open market, and no assurance can be given that it would be able to purchase materials of comparable quality or at comparable prices or terms. The Company believes that it will be able to purchase sufficient quantities of raw materials for its specialty packaging business in the foreseeable future.

Sales and Marketing

     The Company's philosophy has been to develop long-term customer relationships by acting in partnership with its customers, providing reliable quality and service. The Company markets its products in most areas of North America primarily by a direct sales force and for its plastic container and specialty packaging businesses, in part, through a network of distributors. Because of the high cost of transporting empty containers, the Company's metal food and plastic container businesses generally sell to customers within a 300 mile radius of their manufacturing plants. See also "--Competition."

     In 2000, 1999, and 1998, approximately 12%, 12%, and 14%, respectively, of the Company's sales were to Nestle, and approximately 11%, 11%, and 12%, respectively, of the Company's sales were to Del Monte. Additionally, in 2000 and 1999 approximately 11% and 12% of the Company's sales were to Campbell. No other customer accounted for more than 10% of the Company's total sales during such years.

Metal Food Container Business

     The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share in 2000 in the United States of approximately 46%. The Company's largest customers for this segment include Nestle, Del Monte, Campbell, Hormel Foods Corp., Kraft Foods Inc., ConAgra Foods Inc., Unilever, N.V., The Pillsbury Company, Dial and Agrilink.

     The Company has entered into multi-year supply arrangements with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers. The Company estimates that approximately 80% of its projected metal food container sales in 2001 will be pursuant to such multi-year supply arrangements. Historically, the Company has been successful in continuing these multi-year supply arrangements with its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Strategy."

     Since its inception in 1987, the Company has supplied Nestle with substantially all of its U.S. metal container requirements. In 2000, total sales of metal containers by the Company to Nestle were $222.0 million.

     The Company currently has three supply agreements with Nestle (the "Nestle Supply Agreements") under which it supplies Nestle with a large majority of its U.S. metal container requirements (representing approximately 9.2% of the Company's 2000 sales). The terms of the Nestle Supply Agreements were recently extended for an additional seven years through 2008 for approximately half of the metal container sales under the Nestle Supply Agreements, in return for certain price reductions for such metal containers that began in 2001. The Company believes that these price reductions will not have a material adverse effect on its financial condition or results of operations. The terms of the Nestle Supply Agreements for the remaining metal containers currently supplied thereunder continue through 2004.

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

     The Company also supplies metal containers to Nestle pursuant to purchase orders from Nestle (representing approximately 2.6% of the Company's 2000 sales). These sales are substantially pursuant to supply arrangements that the Company has had with Nestle since 1987. There can be no assurance, however, that the Company will continue to supply such metal containers to Nestle in any future period. However, the Company believes that the loss of any such sales would not have a material adverse effect on the Company's results of operations.

     In connection with the Company's acquisition of Del Monte's U.S. metal container manufacturing operations in December 1993, the Company and Del Monte entered into a supply agreement (the "DM Supply Agreement") pursuant to which Del Monte has agreed to purchase from the Company substantially all of its annual requirements for metal containers to be used for the packaging of food and beverages in the United States, subject to certain limited exceptions. The term of the DM Supply Agreement currently continues until December 21, 2006. In 2000, sales of metal containers by the Company to Del Monte were $200.7 million.

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

     In connection with the Company's June 1998 acquisition of the steel container manufacturing business of Campbell ("CS Can"), the Company and Campbell entered into a ten-year supply agreement (the "Campbell Supply Agreement"). Under the Campbell Supply Agreement, Campbell has agreed to purchase from the Company for the term of such agreement substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. In 2000, sales of metal containers by the Company to Campbell were $201.0 million.

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

Plastic Container Business

     The Company is one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. The Company markets its plastic containers and plastic closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

     Management believes that the Company is a leading manufacturer of plastic containers in North America for personal care products. More than 60% of the Company's plastic containers are sold for personal care and health care products, such as hair care, skin care and oral care, and pharmaceutical products. The Company's largest customers in these product segments include Unilever Home and Personal Care North America (a unit of Unilever, N.V.), Pfizer Inc., The Procter & Gamble Company, Bristol-Myers Squibb Co., L'Oreal Retail Division of Cosmair, Inc., Avon Products Inc. and Johnson & Johnson.

     The Company also manufactures plastic containers for food and beverage, pet care and household and industrial chemical products. Customers in these product segments include The Procter & Gamble Company, Kraft Foods Inc., Ralcorp Holdings, Inc., Ralston Purina Company, S.C. Johnson & Sons, Inc., The Clorox Company and Limeosol Company, Inc. In addition, the Company manufactures plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products. Customers in these product segments include Lipton (a unit of Unilever Home and Personal Care North America), The Kroger Company, Ontario Foods, McCormick & Co., Elmer's Products, Inc., Nice-Pak Products, Inc. and Ralston Purina Company.

     The Company has arrangements to sell some of its plastic containers and plastic closures to distributors, who in turn resell such products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic and custom molds with decoration added to meet the end users' requirements. The distributors' warehouses and their sales personnel enable the Company to market and inventory a wide range of such products to a variety of customers.

     Plastics has written purchase orders or contracts for the supply of containers with the majority of its customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of 1 to 7 years.

Specialty Packaging Business

     The Company believes that in the United States it is the largest manufacturer of aluminum roll-on closures, the largest manufacturer of retortable, multi-layer microwaveable plastic bowls for single serve food applications, and the third largest supplier of steel closures. The Company's metal closures are used by food processors for hot-filled foods, including pasta sauces, salsas, apple sauces, pickles and new-age beverages such as ready-to-drink teas, juices and wellness beverages; mayonnaise; beers and wines; bottled water and carbonated beverages; chocolate drinks; and liquor products. The Company's Omni and Procan plastic containers are used by food processors for microwaveable prepared foods, including soup, pasta and meat-based single serve meals; pie fillings; and powdered drink mixes.

     The Company's specialty packaging business has had long-term relationships with many of its customers. A majority of the sales of the specialty packaging business are pursuant to multi-year contracts that contain provisions for the pass through of material and labor cost changes. The Company's largest customers in this segment include Campbell, Lipton (a unit of Unilever Home and Personal Care North America), Anheuser-Busch Companies, Inc., Snapple Beverage Group and Cadbury Beverages (both units of Cadbury Schweppes PLC), Nestle, Hormel Foods Corp., South Beach Beverages and Pepsi Cola (both units of PepsiCo, Inc.), Gerber Products Co. (a unit of Novartis Consumer Health, Inc.), Arizona Beverage Co. and Miller Brewing Co. (a unit of Philip Morris Companies Inc.).

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

     Because of the high cost of transporting empty containers, the Company's metal food and plastic container businesses generally sell to customers within a 300 mile radius of its manufacturing plants. As of March 1, 2001, the Company operated 62 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of its customers. Strategically located existing plants give the Company an advantage over competitors from other areas, but the Company could be disadvantaged by the relocation of a major customer.

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

Plastic Container Business

     Plastics competes with a number of large national producers of plastic containers and plastic closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, including Owens-Illinois, Inc., Crown Cork and Seal Company, Inc., Schmalbach-Lubeca AG, Plastipak Packaging Inc. and Rexam plc. In order to compete effectively in the constantly changing market for plastic bottles, the Company must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic bottles.

Specialty Packaging Business

     The Company's competitors in the manufacture and sale of metal closures include White Cap Inc. (a subsidiary of Schmalbach-Lubeca AG), Anchor Closures
(a unit of Crown Cork and Seal Company, Inc.), and Zapata International Corp. The Company competes in the manufacture and sale of metal closures through its established customer relationships, the quality of its products, its service, and its low cost producer position. While management believes that metal closures are superior to plastic closures because they offer stronger product integrity and greater aesthetics through metal lithography, metal closures have faced competition for several years from plastic substitutions, particularly as plastic containers have replaced glass containers.

     The Company's Omni and Procan plastic containers compete with certain plastic thermoformed containers produced by Rexam plc and Huhtamaki Van Leer and with metal containers similar to those produced by the Company's metal food container business. The Company believes that its Omni and Procan products are able to compete effectively because of their convenience, microwaveability, processability and ability to package hard-to-hold food products.

Employees

     As of December 31, 2000, the Company employed approximately 1,310 salaried and 5,765 hourly employees on a full-time basis. Approximately 56% of the Company's hourly plant employees are represented by a variety of unions. In addition, as of December 31, 2000, in connection with the Company's acquisition of CS Can, Campbell provided the Company with approximately 30 salaried and 300 hourly employees on a full-time basis at two of the facilities leased by the Company from Campbell.

     The Company's labor contracts expire at various times between 2001 and 2005. As of December 31, 2000, contracts covering approximately 16% of the Company's hourly employees expire during 2001. The Company expects no significant changes in its relations with these unions. Management believes that its relationship with its employees is good.

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

     Since its origin in 1987, the Company has completed the following acquisitions:



     Acquired Business                         Year        Products
     -----------------                         ----        --------

Nestle's metal container manufacturing
   division                                    1987  Metal food containers
Monsanto Company's plastic container business  1987  Plastic containers
Fort Madison Can Company of Dial               1988  Metal food containers
Seaboard Carton Division of Nestle             1988  Paperboard containers
Aim Packaging, Inc.                            1989  Plastic containers
Fortune Plastics Inc.                          1989  Plastic containers
Express Plastic Containers Limited             1989  Plastic containers
Amoco Container Company                        1989  Plastic containers
Del Monte's U.S. can manufacturing operations  1993  Metal food containers
Food Metal and Specialty business of ANC       1995  Metal food containers,
                                                     steel closures and
                                                     Omni plastic containers
Finger Lakes Packaging Company, Inc., a        1996  Metal food containers
   subsidiary of Agrilink
Alcoa Inc.'s North American aluminum roll-on   1997  Aluminum roll-on closures
   closure business ("Roll-on Closures")
Rexam plc's North American plastic container   1997  Plastic containers and
   business                                          closures

Winn Packaging Co. ("Winn")                    1998  Plastic containers
Campbell's steel container manufacturing
   business                                    1998  Metal food containers
Clearplass Containers, Inc. ("Clearplass")     1998  Plastic containers
RXI Plastics, Inc.                             2000  Plastic containers and
                                                     plastic closures, caps,
                                                     sifters and fitments




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

     The Company owns and leases properties for use in the ordinary course of business. Such properties consist primarily of 33 metal food container, 24 plastic container and 5 specialty packaging manufacturing facilities. Twenty-eight of these facilities are owned and 34 are leased by the Company. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2001 for its metal food container business:


                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Tarrant, AL..............................           89,100 (leased)
     Kingsburg, CA............................           35,600 (leased)
     Modesto, CA..............................           37,800 (leased)
     Modesto, CA..............................          128,000 (leased)
     Modesto, CA..............................          150,000 (leased)
     Riverbank, CA............................          167,000
     Sacramento, CA...........................          284,900 (leased)
     Stockton, CA.............................          243,500
     Hoopeston, IL............................          323,000
     Rochelle, IL.............................          175,000
     Waukegan, IL.............................           40,000 (leased)
     Hammond, IN..............................          158,000 (leased)
     Laporte, IN..............................          144,000 (leased)
     Fort Madison, IA.........................           65,000
     Ft. Dodge, IA............................          155,200 (leased)
     Benton Harbor, MI........................           20,200 (leased)
     Savage, MN...............................          160,000
     St. Paul, MN.............................          470,000
     Mt. Vernon, MO...........................          100,000
     Northtown, MO............................          111,700 (leased)
     St. Joseph, MO...........................          173,700
     Maxton, NC...............................          231,800 (leased)
     Edison, NJ...............................          260,000
     Lyons, NY................................          149,700
     Napoleon, OH.............................          339,600 (leased)
     Crystal City, TX.........................           26,000 (leased)
     Paris, TX................................          266,300 (leased)
     Toppenish, WA............................          105,000
     Menomonee Falls, WI......................          116,000
     Menomonie, WI............................          129,400 (leased)
     Oconomowoc, WI...........................          105,200
     Plover, WI...............................           91,400 (leased)
     Waupun, WI...............................          212,000

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2001 for its plastic container business:


                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Anaheim, CA..............................          127,000 (leased)
     Valencia, CA.............................           93,000 (leased)
     Deep River, CT...........................          140,000
     Monroe, GA...............................          139,600
     Norcross, GA.............................           59,000 (leased)
     Flora, IL................................           56,400
     Ligonier, IN.............................          469,000 (276,000 leased)
     Plainfield, IN...........................          106,000 (leased)
     Seymour, IN..............................          431,000
     Franklin, KY.............................          122,000 (leased)
     Cape Girardeau, MO.......................           70,000 (leased)
     Penn Yan, NY.............................          100,000
     Fairfield, OH............................          185,000 (leased)
     Ottawa, OH...............................          267,000
     Port Clinton, OH.........................          257,400 (leased)
     Langhorne, PA............................          156,000 (leased)
     Houston, TX..............................          335,000
     Richmond, VA.............................           70,000 (leased)
     Triadelphia, WV..........................          177,000
     Mississauga, Ontario.....................           75,000 (leased)
     Mississauga, Ontario.....................           62,600 (leased)
     Scarborough, Ontario.....................          117,000
     Lachine, Quebec..........................          113,300 (leased)
     Lachine, Quebec..........................           77,800 (leased)



     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2001 for its specialty packaging business:


                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Norwalk, CT..............................           14,400 (leased)
     Broadview, IL............................           85,000
     Woodstock, IL............................          186,700 (leased)
     Evansville, IN...........................          188,000
     Richmond, IN.............................          462,000



     The Company owns and leases certain other warehouse facilities that are detached from its manufacturing facilities. All of the Company's U.S. facilities are subject to liens in favor of the banks under its U.S. senior secured credit agreement, and all of the Company's Canadian facilities are subject to liens in favor of the banks under the Company's Canadian senior secured credit agreement.

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

Item 3.  Legal Proceedings.

     The Company is a party to routine legal proceedings arising in the ordinary course of its business. The Company is not a party to, and none of its properties are subject to, any pending legal proceedings which could have a material adverse effect on its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of March 1, 2001, there were approximately 76 holders of record of the Common Stock. Holdings has never declared or paid cash dividends on its Common Stock. Holdings currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of Holdings' Board of Directors and will be dependent upon Holdings' consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by Holdings' Board of Directors. The Company's U.S. senior secured credit agreement and the indenture for its 9% Senior Subordinated Debentures due 2009 (the "9% Debentures") allow Holdings to pay dividends on its Common Stock up to specified limits. The following table sets forth the high and low closing sales prices of Holdings' Common Stock as reported by the Nasdaq National Market System for the periods indicated below.


                                             High         Low
                                             ----         ---
          1999
          ----
          First Quarter...............     $27.875      $16.688
          Second Quarter..............      24.500       14.750
          Third Quarter...............      24.125       18.000
          Fourth Quarter..............      19.875       11.250


                                             High         Low
                                             ----         ---
          2000
          ----
          First Quarter...............     $17.000      $11.750
          Second Quarter..............      13.750        7.250
          Third Quarter...............      10.000        7.750
          Fourth Quarter..............       9.750        5.750


Item 6.  Selected Financial Data.

     Set forth below are selected historical consolidated financial data of the Company at December 31, 2000, 1999, 1998, 1997, and 1996 and for the years then ended.

     The selected historical consolidated financial data of the Company at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 were derived from the historical consolidated financial statements of the Company for such periods that were audited by Ernst & Young LLP, independent auditors, whose report appears elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data of the Company at December 31, 1998, 1997, and 1996 and for the years ended December 31, 1997 and 1996 were derived from the historical audited consolidated financial statements of the Company for such periods.

     The selected historical consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K.



                                                          Selected Financial Data



                                                                          Year Ended December 31,
                                                                          -----------------------
                                                         2000(a)       1999        1998(b)       1997         1996
                                                         -------       ----        -------       ----         ----
                                                                    (Dollars in millions, except per share data)


Operating Data:
Net sales (c) ......................................    $1,877.5     $1,892.1     $1,768.7     $1,541.3     $1,428.0
Cost of goods sold .................................     1,648.3      1,656.7      1,546.3      1,333.4      1,244.2
                                                        --------     --------     --------     --------     --------
Gross profit .......................................       229.2        235.4        222.4        207.9        183.8
Selling, general and administrative expenses .......        72.1         75.0         68.1         60.8         60.5
Non-cash stock option charge (d) ...................         --           --           --          22.5          --
Rationalization charges (e) ........................         --          36.1          --           --           --
                                                        --------     --------     --------     --------     --------
Income from operations .............................       157.1        124.3        154.3        124.6        123.3
Interest and other debt expense ....................        91.2         86.1         81.5         80.7         89.4
                                                        --------     --------     --------     --------     --------
Income before income taxes and equity in
   losses of affiliate .............................        65.9         38.2         72.8         43.9         33.9
Provision for (benefit from) income taxes (f) ......        25.8         14.3         26.9         (6.7)         3.3
                                                        --------     --------     --------     --------     --------
Income before equity in losses of affiliate and
   extraordinary items .............................        40.1         23.9         45.9         50.6         30.6
Equity in losses of affiliate ......................         4.6          --           --           --           --
                                                        --------     --------     --------     --------     --------
Income before extraordinary items ..................        35.5         23.9         45.9         50.6         30.6
Extraordinary items - loss on early
   extinguishment of debt, net of income taxes .....         4.2          --           --          16.4          2.2
                                                        --------     --------     --------     --------     --------
Income before preferred stock dividend
   requirement .....................................        31.3         23.9         45.9         34.2         28.4
Preferred stock dividend requirement ...............         --           --           --           3.2          3.0
                                                        --------     --------     --------     --------     --------
Net income applicable to common
   stockholders ....................................    $   31.3     $   23.9     $   45.9     $   31.0     $   25.4
                                                        ========     ========     ========     ========     ========

Basic earnings per common share:
   Income before extraordinary items and
     preferred stock dividend requirement ..........      $ 2.01        $1.35        $2.41       $ 2.75       $ 1.75
   Extraordinary items .............................       (0.24)         --           --         (0.89)       (0.13)
   Preferred stock dividend requirement ............         --           --           --         (0.18)       (0.17)
                                                          ------        -----        -----       ------       ------
   Net income per basic common share ...............        1.77        $1.35        $2.41       $ 1.68       $ 1.45
                                                          ======        =====        =====       ======       ======
Diluted earnings per common share:
   Income before extraordinary items and
     preferred stock dividend requirement ..........      $ 1.97        $1.32        $2.30       $ 2.56       $ 1.65
   Extraordinary items .............................       (0.23)         --           --         (0.83)       (0.12)
   Preferred stock dividend requirement ............         --           --           --         (0.16)       (0.16)
                                                          ------        -----        -----       ------       ------
     Net income per diluted common share ...........      $ 1.74        $1.32        $2.30       $ 1.57       $ 1.37
                                                          ======        =====        =====       ======       ======

                                                                                                 (continued)



                                                          Selected Financial Data (continued)



                                                                          Year Ended December 31,
                                                                          -----------------------
                                                         2000(a)       1999        1998(b)       1997         1996
                                                         -------       ----        -------       ----         ----
                                                                    (Dollars in millions, except per share data)

Selected Segment Data:
Net sales (c):
   Metal food containers ...........................    $1,380.6     $1,431.0     $1,323.7     $1,160.4     $1,118.2
   Plastic containers ..............................       373.0        323.0        312.8        264.4        217.3
   Specialty packaging  ............................       123.9        138.1        132.2        116.5         92.5
Income from operations (g):
   Metal food containers ...........................       120.9        120.7        116.1        118.5         95.6
   Plastic containers ..............................        38.6         38.6         38.0         28.5         18.4
   Specialty packaging .............................         0.8          5.0          3.3          1.9         10.5

Other Data:
Adjusted EBITDA (h) ................................    $  246.1     $  246.4     $  231.8     $  210.5     $  181.6
Capital expenditures ...............................        89.2         87.4         86.1         62.2         56.9
Depreciation and amortization (i) ..................        89.0         86.0         77.5         63.4         57.5
Cash flows provided by operating activities ........        95.1        143.3        147.4        117.9        125.2
Cash flows used in investing activities ............      (218.5)       (84.9)      (278.3)      (100.5)       (98.3)
Cash flows provided by (used in) financing
   activities ......................................       141.0        (60.7)        82.0         35.3        (27.9)

Balance Sheet Data (at end of period):
Total assets .......................................    $1,383.8     $1,185.3     $1,224.0     $1,050.6     $  913.5
Total debt .........................................     1,031.5        883.3        927.0        805.3        786.1
Redeemable preferred stock .........................         --           --           --           --          53.0
Deficiency in stockholders' equity .................       (20.4)       (48.7)       (57.3)       (67.3)      (191.0)


                                                                                               (footnotes follow)


                        Notes to Selected Financial Data

(a) On October 1, 2000, the Company acquired RXI. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's consolidated results of operations from the date of acquisition.

(b) On June 1, 1998, the Company acquired CS Can. The acquisition was accounted for as a purchase transaction and the results of operations have been included with the Company's consolidated results of operations from the date of acquisition.

(c) During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 addresses the income statement classification for shipping and handling fees and costs. The Company's statements of income, including those presented for comparative purposes, include the reclassification of certain revenue reductions to cost of goods sold. These reclassifications did not affect the Company's income from operations or net income.

(d) In connection with Holdings' initial public offering of its Common Stock in February 1997 (the "IPO"), the Company recognized a non-cash charge of $22.5 million at the time of the IPO for the excess of the fair market value over the grant price of certain stock options, less $3.7 million previously accrued.

(e) In the fourth quarter of 1999, the Company completed its plan to close two manufacturing facilities of the metal food container business, resulting in a charge of $11.9 million (including $7.3 million for the write-down in carrying value of assets determined to be impaired). Additionally, based upon a review of the depreciable assets of the metal food container business in 1999, the Company determined that certain adjustments were necessary to properly reflect net realizable values and recorded a non-cash, pre-tax write-down of $24.2 million in 1999 for the excess of carrying value over estimated net realizable value of machinery and equipment which had become obsolete or surplus. See Note 3 to the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

(f) During 1997, the Company determined that it was more likely than not that future tax benefits arising from its net operating loss carryforwards would be realized in future years due to the Company's continued improvement in earnings and the probability of future taxable income. Accordingly, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company recognized an income tax benefit of $27.4 million for its recoverable net operating loss carryforwards.

(g) Income from operations in the selected segment data excludes (i) charges of $36.1 million for the year ended December 31, 1999 as referred to in footnote
(e) above, (ii) the non-cash stock option charge of $22.5 million incurred as a result of the IPO, as referred to in footnote (d) above, and (iii) corporate expense.

(h) "Adjusted EBITDA" means consolidated net income before equity in losses of an affiliate, extraordinary items and preferred stock dividends, plus consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to add back charges incurred for the closing of facilities ($11.9 million for the year ended December 31, 1999 as referred to in footnote (e) above), charges incurred for the reduction in carrying value of assets ($24.2 million for the year ended December 31, 1999 as referred to in footnote (e) above), the non-cash charge of $22.5 million incurred in 1997 in connection with the IPO as referred to in footnote (d) above, and the non-cash charge relating to the vesting of benefits under stock appreciation rights of $0.8 million for the year ended December 31, 1996. The Company has included information regarding Adjusted EBITDA because management believes that many investors consider it important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of income or cash flows data prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as a measure of the profitability or liquidity of the Company. See the consolidated statements of income and consolidated statements of cash flows of the Company, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. Adjusted EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.

(i) Depreciation and amortization excludes amortization of debt financing costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist in an understanding of the consolidated financial condition and results of operations of the Company for the three-year period ended December 31, 2000. The Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion and analysis.

General

     The Company is a leading North American manufacturer of consumer goods packaging products. The Company currently produces (i) steel and aluminum containers for human and pet food, (ii) custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products as well as plastic closures, caps, sifters and fitments and thermoformed plastic tubs for food, pet care and household products and (iii) specialty packaging items used in the food and beverage industries, including steel closures, aluminum roll-on closures, plastic bowls and cans and paperboard containers. The Company is the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 2000 of 46% in the United States, a leading manufacturer of plastic containers in North America for personal care products and a major supplier of metal closures for food and beverage products. See "Business--General."

Revenue Growth

     The Company's strategy is to increase shareholder value by growing its existing businesses and expanding into other segments by applying its expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses. The Company has increased its revenues and market share in the metal food container, plastic container and closure and specialty packaging markets through acquisitions and internal growth. As a result of this strategy, the Company has diversified its customer base, geographic presence and product line.

     For example, during the past thirteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. The Company's acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Agrilink and Campbell reflect this trend. During this period, the Company's overall share of the U.S. metal food container market more than quadrupled, from approximately 10% in 1987 to approximately 46% in 2000. See "Business--General--Growth Strategy."

     The Company's plastic container and plastic closure business has also improved its market position since 1987, with sales increasing by more than fourfold to $373.0 million in 2000. This improvement was achieved through strategic acquisitions and, to a lesser extent, through internal growth. The plastic container and plastic closure segments of the consumer goods packaging industry are highly fragmented, and management intends to pursue consolidation opportunities (at reasonable cash flow multiples) in those segments. See "Business--General--Growth Strategy."

     Management believes that it can successfully apply its acquisition and operating expertise to new segments of the consumer goods packaging industry. With its acquisition of RXI in October 2000, the Company expanded its business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. Although no assurance can be given that the Company will be able to locate or acquire attractive acquisition candidates on acceptable terms, management believes that certain trends in and characteristics of the consumer goods packaging industry will generate attractive acquisition opportunities in complementary business lines. Importantly, the industry is fragmented, with numerous segments and multiple participants in the various segments.
Additionally, many of these segments are experiencing consolidation. See "Business--General--Growth Strategy."

Operating Strategy

     The Company seeks to acquire businesses at reasonable cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled the Company to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, the Company's acquisitions have enabled it to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. The Company has also benefited from the economies of its scale and from the elimination of redundant selling and administrative functions, as well as from the investment of capital to upgrade the acquired facilities. See "Business--General--Growth Strategy--Enhance Profitability of Acquired Companies."

     Historically, the Company has been able to improve the operating margins of its acquired businesses through productivity and cost reduction opportunities. Following an acquisition, the Company initiates a systematic program, which usually is implemented over a number of years, to optimize its manufacturing facilities. As a result, this improvement to operating margins generally has been realized over a number of years.

     In addition to the benefits realized through the integration of acquired businesses, the Company has improved the operating performance of its existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. The Company has also invested capital for new market opportunities, such as easy-open ends for metal food containers. Over the past five years, the Company has invested $381.8 million in capital to improve its productivity, reduce its manufacturing costs and invest in new market opportunities.

     For the period from 1995 through 2000, the operating margins of the Company's metal food container business (without giving effect to rationalization charges in 1995) improved from approximately 6.5% in 1995 to 8.8% in 2000. This improvement was principally a result of the benefits realized from rationalization and integration activities, manufacturing efficiencies, economies of increased purchasing volumes and the elimination of redundant costs related to its acquisitions since 1995, the investment of capital for productivity improvements and new market opportunities and an improved sales mix. This improvement was achieved despite the impact of lower margin sales to Campbell, price reductions under extended long-term supply agreements and competitive pricing pressure.

     The operating margins of the Company's plastic container business also improved from approximately 6.0% in 1995 to 10.3% in 2000. This improvement was primarily due to benefits realized as a result of higher unit sales principally from acquisitions, an improved sales mix, manufacturing efficiencies, economies of its scale, elimination of redundant costs related to acquisitions and the investment of capital for productivity improvements.

     The Company operates in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. Further, the multi-year supply arrangements entered into by the Company's metal food container business with many of its customers, including Nestle, Del Monte, Campbell and several other major food producers, limit the Company's ability to increase its margins. The Company estimates that approximately 80% of its projected metal food container sales in 2001 will be pursuant to such arrangements. See "Business--Sales and Marketing." These multi-year supply arrangements generally provide for the pass through of material and labor cost changes, thereby significantly reducing the exposure of the Company's results of operations to the volatility of these costs. See "Business--Raw Materials."

     Historically, the Company has been successful in continuing its multi-year supply arrangements with its customers, without any resulting material adverse effect on its financial condition or results of operations. There can be no assurance, however, that in the future the Company will retain these multi-year supply arrangements or, if the Company continues these arrangements, that they will be continued without any material adverse effect on its financial condition or results of operations. Recently, the Company and Nestle agreed to extend the term of the Nestle Supply Agreements for approximately half of the metal containers sales thereunder by seven years from 2001 through 2008, in return for certain price reductions which took effect in 2001. The Company believes that these price reductions will not have a material adverse effect on its financial condition or results of operations. See "Business--Sales and Marketing."

     The Company's metal food container business sales and, to a lesser extent, operating income are dependent, in part, upon the vegetable, tomato and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, the Company has historically experienced higher unit sales volume in the second and third quarters of its fiscal year and generated a disproportionate amount of its annual income from operations during these quarters. This seasonal impact has been mitigated somewhat by the acquisition of CS Can. Sales to Campbell generally have been highest in the fourth quarter due to the seasonal demand for soup products.

Financial Strategy

     The Company's financial strategy is to use leverage to support its growth and increase shareholder returns. The Company's stable and predictable cash flow, generated largely as a result of its long-term customer relationships and generally recession resistant business, supports its financial strategy. Management has successfully operated its businesses and achieved its growth strategy while managing the Company's indebtedness. Management intends to continue to apply this financial strategy in its business as it pursues its growth strategy.

     In 2000, the Company used $124.0 million of its revolving loan facility under its U.S. senior secured credit facility to finance its acquisition of RXI. In 1998, the Company used $194.0 million of its revolving loan facily under its U.S. senior secured credit facility to finance its acquisitions of Winn, CS Can and Clearplass.

     As part of its financial strategy and in the absence of compelling acquisition opportunities, the Company intends to use its free cash flow to repay indebtedness or for other permitted purposes. In 1999, for example, the Company did not complete any acquisition, and it reduced its total debt by $43.7 million as compared to 1998 despite higher capital expenditures and interest expense and the incurrence of $16.6 million of indebtedness for Common Stock repurchases in 1999.

     To the extent the Company utilizes its revolving loan borrowings under its senior secured credit facilities for acquisitions or other permitted purposes in future periods, its interest expense may increase. Further, since the Company's revolving loan and term loan borrowings under its senior secured credit facilities bear interest at floating rates, it is sensitive to changes in prevailing rates of interest and, accordingly, its interest expense may vary from period to period. After taking into account interest rate swap arrangements that the Company entered into to mitigate the effect of interest rate fluctuations, at December 31, 2000 the Company had $578.0 million of indebtedness which bore interest at floating rates. See "--Effect of Inflation and Interest Rate Fluctuations" and "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk."

     In light of the Company's strategy to use leverage to support its growth and optimize shareholder returns, the Company has incurred and will continue to incur significant interest expense. For 2000, the Company's aggregate financing costs were 58.0% of its income from operations as compared to 53.6%, 52.8%, 57.1% and 74.9% for 1999, 1998, 1997 and 1996, respectively (without giving effect to charges in 1999 and 1997).

Results of Operations

     The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented, and should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K.


                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000     1999     1998
                                                         ----     ----     ----
Operating Data:
Net sales:
  Metal food containers ...........................      73.5%    75.6%    74.8%
  Plastic containers ..............................      19.9     17.1     17.7
  Specialty packaging  ............................       6.6      7.3      7.5
                                                        -----    -----    -----
     Total ........................................     100.0    100.0    100.0
Cost of goods sold ................................      87.8     87.6     87.4
                                                        -----    -----    -----
Gross Profit ......................................      12.2     12.4     12.6
Selling, general and administrative expenses ......       3.8      3.9      3.9
Rationalization charges ...........................       --       1.9      --
                                                        -----    -----    -----
Income from operations ............................       8.4      6.6      8.7
Interest and other debt expense ...................       4.9      4.6      4.6
                                                        -----    -----    -----
Income before income taxes and equity in
  losses of affiliate .............................       3.5      2.0      4.1
Provision for income taxes ........................       1.4      0.7      1.5
                                                        -----    -----    -----
Income before equity in losses of affiliate
  and extraordinary item ..........................       2.1      1.3      2.6
Equity in losses of affiliate .....................       0.2      --       --
                                                        -----    -----    -----
Income before extraordinary item ..................       1.9      1.3      2.6

Extraordinary item - loss on early extinguishment
  of debt, net of income taxes ....................       0.2      --       --
                                                        -----    -----    -----
Net income ........................................       1.7%     1.3%     2.6%
                                                        =====    =====    =====

     Summary historical results for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the years ended December 31, 2000, 1999, and 1998 are provided below.


                                                 Year Ended December 31,
                                                 -----------------------
                                              2000        1999        1998
                                              ----        ----        ----
                                                  (Dollars in millions)
Net sales(1):
  Metal food containers ..............     $1,380.6    $1,431.0    $1,323.7
  Plastic containers .................        373.0       323.0       312.8
  Specialty packaging  ...............        123.9       138.1       132.2
                                           --------    --------    --------
     Consolidated ....................     $1,877.5    $1,892.1    $1,768.7
                                           ========    ========    ========

Income from operations:
  Metal food containers ..............     $  120.9    $  120.7    $  116.1
  Plastic containers .................         38.6        38.6        38.0
  Specialty packaging  ...............          0.8         5.0         3.3
  Rationalization charges(2) .........          --        (36.1)        --
  Corporate expense ..................         (3.2)       (3.9)       (3.1)
                                           --------    --------    --------
     Consolidated ....................     $  157.1    $  124.3    $  154.3
                                           ========    ========    ========
------------

(1) During the fourth quarter of 2000, the Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 addresses the income statement classification for shipping and handling fees and costs. The Company's net sales include the reclassification of certain revenue reductions to cost of goods sold. These reclassifications did not affect the Company's income from operations or net income.

(2) Included in income from operations of the Company in 1999 are an aggregate of $36.1 million of rationalization charges, consisting of a charge of $11.9 million relating to the closing of two manufacturing facilities of the metal food container business (which included $7.3 million for the non-cash write-down in carrying value of assets determined to be impaired) and a non-cash charge of $24.2 million for the excess of carrying value over estimated net realizable value of machinery and equipment of the metal food container business which had become obsolete or surplus. See Note 3 to the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Net Sales. Consolidated net sales decreased $14.6 million, or 0.7%, to $1,877.5 million for the year ended December 31, 2000, as compared to net sales of $1,892.1 million for the prior year. This decrease resulted primarily from lower unit sales of the metal food container and specialty packaging businesses, which was largely offset by higher net sales of the plastic container business. Excluding incremental sales added by the October 2000 acquisition of RXI, consolidated net sales for 2000 decreased by $41.2 million, or 2.2%, from the prior year.

     Net sales for the metal food container business were $1,380.6 million for the year ended December 31, 2000, a decrease of $50.4 million, or 3.5%, from net sales of $1,431.0 million for the prior year. This decrease was primarily due to the withdrawal from lower margin sales related to the closure of a West Coast facility at the beginning of 2000 and to lower unit sales principally due to a reduced fruit and vegetable pack in 2000 and generally lower demand from customers.

     Net sales for the plastic container business of $373.0 million for the year ended December 31, 2000 increased $50.0 million, or 15.5%, from net sales of $323.0 million for 1999. This increase in net sales was principally attributable to higher average sales prices due to the pass through of increased resin costs and to incremental sales added by RXI. Excluding incremental sales added by RXI, net sales for the plastic container business for 2000 increased $23.4 million, or 7.2%, from the prior year.

     Net sales for the specialty packaging business decreased $14.2 million, or 10.3%, to $123.9 million for the year ended December 31, 2000, as compared to $138.1 million for the prior year. This decrease was primarily due to generally soft demand from customers and to the continued conversion of metal closures to plastic closures.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.8% ($1,648.3 million) for the year ended December 31, 2000, an increase of 0.2 percentage point as compared to 87.6% ($1,656.7 million) in 1999. The decline in gross profit margin was attributable to lower margins realized by the plastic container and specialty packaging businesses as discussed below, and was offset in part by higher margins from the metal food container business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the year ended December 31, 2000 decreased to 3.8% ($72.1 million), as compared to 3.9% ($75.0 million) for the prior year. This decrease was primarily a result of the absence in 2000 of costs incurred in 1999 for Year 2000 readiness issues, lower headcount and generally lower spending.

     Income from Operations. Income from operations decreased $3.3 million, or 2.1%, to $157.1 million for the year ended December 31, 2000, as compared to income from operations of $160.4 million for the prior year excluding the effect of an aggregate of $36.1 million of rationalization charges recorded in 1999. This decrease was primarily a result of lower operating income of the specialty packaging business. Including the effect of the rationalization charges, income from operations for the year ended December 31, 1999 was $124.3 million. Income from operations as a percentage of consolidated net sales for the year ended December 31, 2000 was 8.4%, as compared to 8.5% for 1999 excluding the effect of the rationalization charges recorded in 1999. The slight decline in operating margins was attributable to lower operating margins of the plastic container and specialty packaging businesses, which was largely offset by the improved operating performance of the metal food container business.

     Income from operations for the metal food container business for the year ended December 31, 2000 was $120.9 million, a $0.2 million increase over income from operations, excluding the effect of the rationalization charges recorded in 1999, of $120.7 million for the prior year. Including the effect of the rationalization charges, income from operations for the metal food container business for the year ended December 31, 1999 was $84.6 million. Income from operations as a percentage of net sales for the metal food container business was 8.8% for the year ended December 31, 2000, as compared to 8.4% in 1999 excluding the effect of the rationalization charges recorded in 1999. The improved operating margins of the metal food container business was principally attributable to benefits realized from an improved sales mix, plant rationalizations and lower selling, general and administrative expenses, and was partially offset by higher energy costs and depreciation expense.

     Pursuant to continued efforts to optimize production efficiencies and to withdraw from lower margin business, the Company decided in the fourth quarter of 1999 to close two West Coast manufacturing facilities of the metal food container business, and accordingly recorded a pre-tax charge to earnings of $11.9 million, which included $7.3 million for the non-cash write-down in carrying value of certain assets determined to be impaired. Additionally, in the third quarter of 1999, the Company recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of certain assets of the metal food container business determined to be surplus or obsolete.

     Income from operations for the plastic container business for the year ended December 31, 2000 of $38.6 million remained constant with income from operations for the prior year. Income from operations as a percentage of net sales for the plastic container business for the year ended December 31, 2000 was 10.3%, as compared to 12.0% for 1999. The decrease in income from operations as a percentage of net sales for the plastic container business was principally attributable to the effects of increased resin prices which resulted in an increase in net sales but not in income from operations and to lower selling prices relating to the extension of certain long-term contracts.

     Income from operations for the specialty packaging business for the year ended December 31, 2000 was $0.8 million, a $4.2 million decrease as compared to income from operations of $5.0 million for the prior year. This decrease was primarily due to lower net sales of the specialty packaging business in 2000 as compared to 1999. Income from operations as a percentage of net sales for the specialty packaging business declined to 0.6% for the year ended December 31, 2000, as compared to 3.6% in 1999. The decline in operating performance of the specialty packaging business was primarily a result of lower unit sales, a change in sales mix, operating inefficiencies at two plants and higher energy costs, and was partially offset by lower selling, general and administrative expenses.

     Interest Expense. Interest expense increased $5.1 million to $91.2 million for the year ended December 31, 2000, as compared to $86.1 million in 1999. This increase was principally a result of increased borrowing in the fourth quarter of 2000 to finance the acquisition of RXI and higher interest rates in 2000, and was offset in part by lower average borrowings outstanding during the first nine months of 2000 primarily as a result of the planned inventory reduction by the Company's metal food container business.

     Income Taxes. The provision for income taxes for the year ended December 31, 2000 was recorded at an effective tax rate of 39.1% ($25.8 million), as compared to 37.4% ($14.3 million) for 1999. The effective tax rate in 2000 increased as compared to 1999 primarily due to the utilization of state tax net operating loss carryforwards in 1999 that were not available in 2000.

     Net Income and Earnings per Share. As a result of the items discussed above, income for the year ended December 31, 2000 was $40.1 million, or $2.23 per diluted share, before the Company's share of losses in its equity investment in Packtion Corporation, an e-commerce packaging venture, and an extraordinary loss related to the early extinguishment of the Company's 13-1/4% Subordinated Debentures due 2006 (the "13-1/4% Subordinated Debentures"). Income for the year ended December 31, 1999 was $46.6 million, or $2.56 per diluted share, before rationalization charges recorded in 1999. Including its share of losses in its equity investment in Packtion Corporation of $4.6 million, or $0.26 per diluted share, and the extraordinary loss, net of tax, of $4.2 million, or $0.23 per diluted share, net income for the year ended December 31, 2000 was $31.3 million, or $1.74 per diluted share. For the year ended December 31, 1999, including rationalization charges, net of tax, of $22.6 million, or $1.24 per diluted share, net income was $23.9 million, or $1.32 per diluted share.

     In 2000, the Company made an equity investment of $7.0 million in Packtion Corporation, through a limited liability company of which Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc. are also investors, for approximately a 45% interest. As required, the Company has recorded its share of losses of Packtion Corporation aggregating $4.6 million, or $0.26 per diluted share. Such recorded losses do not reflect any income tax benefit because the Company does not have the required equity ownership in Packtion Corporation to consolidate it with the Company for income tax purposes. See "--Capital Resources and Liquidity."

     During 2000, the Company incurred an extraordinary charge, net of tax, of $4.2 million, or $0.23 per diluted share, for the premium paid in connection with the redemption of its 13-1/4% Subordinated Debentures and for the write-off of unamortized deferred financing costs related thereto. See "--Capital Resources and Liquidity."

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Net Sales. Consolidated net sales increased $123.4 million, or 7.0%, to $1,892.1 million for the year ended December 31, 1999, as compared to net sales of $1,768.7 million for the prior year. This increase resulted primarily from incremental sales added from acquisitions and, to a lesser extent, from increased sales from all three business segments.

     Net sales for the metal food container business were $1,431.0 million for the year ended December 31, 1999, an increase of $107.3 million, or 8.1%, from net sales of $1,323.7 million for the prior year. This increase resulted from sales to Campbell under the Campbell Supply Agreement entered into in June 1998 and from increased unit sales to other customers, and was offset in part by lower price realization under recently extended long-term supply agreements.

     Net sales for the plastic container business of $323.0 million for the year ended December 31, 1999 increased $10.2 million, or 3.3%, from net sales of $312.8 million for 1998. This increase in net sales was principally attributable to incremental sales added by the August 1998 acquisition of Clearplass as well as increased unit sales of the existing business.

     Net sales for the specialty packaging business increased $5.9 million, or 4.5%, to $138.1 million for the year ended December 31, 1999, as compared to $132.2 million for the prior year. This increase was a result of higher unit sales.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.6% ($1,656.7 million) for the year ended December 31, 1999, an increase of 0.2 percentage point as compared to 87.4% ($1,546.3 million) in 1998. The decline in gross profit margin was primarily attributable to lower margins realized by the metal food container business as discussed below, and was offset in part by the leveraging effect of increased unit sales of the specialty packaging business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the year ended December 31, 1999 remained essentially flat at 3.9% as compared to 1998 ($75.0 million and $68.1 million, respectively).

     Income from Operations. Excluding the effect of an aggregate of $36.1 million of rationalization charges recorded in 1999, income from operations increased $6.1 million, or 4.0%, to $160.4 million for the year ended December 31, 1999, as compared to income from operations of $154.3 million for the prior year. This increase was a result of increased operating income from all three business segments. Including the effect of the rationalization charges, income from operations for the year ended December 31, 1999 was $124.3 million. Income from operations as a percentage of consolidated net sales for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was 8.5% as compared to 8.7% for 1998. The decline in operating margins was attributable to lower operating margins of the metal food container and plastic container businesses, and was offset in part by the improved operating performance of the specialty packaging business.

     In order to maximize production efficiencies, the Company decided in the fourth quarter of 1999 to close two West Coast manufacturing facilities of the metal food container business, and accordingly recorded a pre-tax charge to earnings of $11.9 million, which included $7.3 million for the non-cash write-down in carrying value of certain assets determined to be impaired. Additionally, in the third quarter of 1999, the Company recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of certain assets of the metal food container business determined to be surplus or obsolete.

     Income from operations for the metal food container business for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was $120.7 million, a $4.6 million, or 4.0%, increase over income from operations of $116.1 million for the metal food container business for the prior year. This increase was principally due to increased net sales of the metal food container business in 1999 as compared to 1998. Including the effect of the rationalization charges, income from operations for the metal food container business for the year ended December 31, 1999 was $84.6 million. Income from operations as a percentage of net sales for the metal food container business, excluding the effect of the rationalization charges recorded in 1999, was 8.4% for the year ended December 31, 1999 as compared to 8.8% in 1998. The decline in operating margins of the metal food container business was principally attributable to anticipated lower margin sales to Campbell and lower price realization under recently extended long-term supply agreements, and was partially offset by lower overall per unit manufacturing costs.

     Income from operations for the plastic container business for the year ended December 31, 1999 increased 1.6% to $38.6 million, as compared to income from operations of $38.0 million for the plastic container business for the prior year, primarily due to increased net sales. Income from operations as a percentage of net sales for the plastic container business for the year ended December 31, 1999 was 12.0% as compared to 12.1% for 1998. The decrease in income from operations as a percentage of net sales for the plastic container business was principally attributable to higher depreciation expense and higher selling, general and administrative expenses primarily related to the Clearplass acquisition.

     Income from operations for the specialty packaging business for the year ended December 31, 1999 was $5.0 million, a $1.7 million increase over income from operations of $3.3 million for the specialty packaging business for the prior year. This increase was principally attributable to increased net sales of the specialty packaging business in 1999 as compared to 1998. Income from operations as a percentage of net sales for the specialty packaging business improved 1.1 percentage points to 3.6% for the year ended December 31, 1999 as compared to 2.5% in 1998. The improvement in operating performance of the specialty packaging business was primarily due to higher unit sales which resulted in lower per unit production costs, and was offset in part by higher depreciation expense and higher selling, general and administrative expenses partially attributable to higher new product development costs and costs incurred in connection with Year 2000 readiness issues.

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

     Net Income and Earnings per Share. As a result of the items discussed above, income for the year ended December 31, 1999, excluding the effect of the rationalization charges recorded in 1999, was $46.6 million, or $2.56 per diluted share, as compared to $45.9 million, or $2.30 per diluted share, for the year ended December 31, 1998. Although income for 1999 was only slightly higher than the prior year primarily due to higher interest expense, 1999 earnings per diluted share increased $0.26 principally due to the benefits from Common Stock repurchases. Including the net-of-tax effect of $22.6 million, or $1.24 per diluted share, of the rationalization charges, net income for the year ended December 31, 1999 was $23.9 million, or $1.32 per diluted share.

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

     In 2000, net borrowings of revolving loans of $243.7 million ($242.1 million under the Company's U.S. senior secured credit facility and $1.6 million under the Company's Canadian senior secured credit facility), cash generated from operations of $95.1 million, proceeds from asset sales of $1.8 million and proceeds from the exercise of employee stock options of $0.5 million were used by the Company to fund its acquisition of RXI for $124.0 million, capital expenditures of $89.2 million, the redemption of the 13-1/4% Subordinated
Debentures for $61.8 million, the repayment of $39.3 million of term loan borrowings under its senior secured credit facilities, the increase in its cash balances of $17.7 million, its investment in Packtion Corporation of $7.0 million, repurchases of Common Stock for $1.1 million and debt financing costs of $1.0 million.

     In April 2000, the Company, together with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc., agreed to invest, subject to certain conditions, in Packtion Corporation, a neutral, independent e-commerce joint venture. The parties agreed to make such investments through Packaging Markets LLC, a limited liability company. In June and August 2000, the Company funded two equity investments in Packtion Corporation of $3.5 million each, for a total investment of $7.0 million and approximately a 45% interest in Packtion Corporation. At December 31, 2000, after recording its equity share of losses of $4.6 million in Packtion Corporation and its share of closing costs for Packtion Corporation of $0.2 million as a reduction to its investment, the Company's net investment in Packtion Corporation was $2.2 million. Subsequently, in connection with the investment in Packtion Corporation by The Proctor & Gamble Company and E.I. du Pont de Nemours & Co., the Company funded additional equity investments in Packtion Corporation in 2001 of $3.1 million, and presently has approximately a 25% interest in Packtion Corporation. As of the date hereof, the Company has no further obligation to invest or otherwise provide funding to Packtion Corporation. Packtion Corporation offers an e-commerce solution that integrates the entire packaging supply chain, from design through manufacture and procurement.

     In December 2000, the Company redeemed all of its outstanding 13-1/4% Subordinated Debentures ($56.2 million principal amount) with lower cost revolving loans under its U.S. senior secured credit facility. The redemption price for all of the 13-1/4% Subordinated Debentures, including premiums, was $61.8 million. The Company expects to benefit from this redemption because of the lower interest rate that will be applicable to such indebtedness, despite the slight increase in its indebtedness as a result. Based on interest rates for its revolving loans under its U.S. senior secured credit facility at the time of the redemption, the Company estimated interest savings of approximately $2.6 million annually on such indebtedness.

     In 1999, cash generated from operations of $143.3 million, $2.4 million of cash balances and $0.5 million of cash proceeds from the exercise of employee stock options were used to repay $44.7 million of borrowings under the Company's senior secured credit facilities, fund net capital expenditures of $84.9 million and repurchase $16.6 million of Holdings' Common Stock.

     In 1998, cash generated from operations of $147.4 million, net borrowings of revolving loans of $135.9 million under the Company's U.S. senior secured credit facility, $4.2 million of borrowings under the Company's Canadian senior secured credit facility, $3.0 million of other borrowings related to the acquisition of CS Can, $2.3 million of proceeds from employee stock option exercises, $1.8 million of proceeds from asset sales, and $49.0 million of cash balances were used to fund capital expenditures of $86.1 million, the acquisitions of Winn, CS Can and Clearplass for an aggregate amount of $194.0 million, the repurchase of Common Stock for $43.4 million, and the repayment of $20.1 million of bank term loans.

     During 1997, the Company entered into its current U.S. senior secured credit facility and its current Canadian senior secured credit facility. The Company's senior secured credit facilities currently provide it with revolving loans of up to approximately $675.0 million (including $125.0 million added in October 2000). Revolving loans are available to the Company for its working capital and general corporate purposes (including acquisitions). In addition, the Company may request to borrow up to an additional $75.0 million of revolving loans from one or more lenders under its U.S. senior secured credit facility. Revolving loans under the Company's senior secured credit facilities may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity, at which point all such outstanding revolving loans must be repaid.

     The Company's U.S. senior secured credit facility also provided it with A term loans ($159.2 million currently outstanding) and B term loans ($188.5 million currently outstanding), which are required to be repaid in annual installments through December 31, 2003 and December 31, 2005, respectively. Additionally, the Company's Canadian senior secured credit facility provided it with term loans ($11.3 million currently outstanding), which are required to be repaid in annual installments through December 31, 2003. See Note 9 to the Consolidated Financial Statements of the Company for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

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

     The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions. Revolving loan borrowings under the Company's senior secured credit facilities will be due and payable on December 31, 2003.

     As of December 31, 2000, there were $367.4 million of outstanding revolving loans under the Company's U.S. senior secured credit facility, and, after taking into account outstanding letters of credit thereunder, the unused portion of the revolving loan facility under the Company's U.S. senior secured credit facility at such date was $286.7 million. For 2001, the Company estimates that at its month-end peak it will utilize approximately $530-540 million of its revolving loan facility under its U.S. senior secured credit facility. As a result, the Company estimates that approximately $130-140 million of its revolving loan facility under its U.S. senior secured credit facility is available to it in 2001 for acquisitions and other permitted purposes.

     Additionally, as of December 31, 2000, there were $1.6 million of outstanding revolving loans under the Company's Canadian senior secured credit facility, and the unused portion of the revolving loan facility under the Company's Canadian senior secured credit facility at such date was approximately $2.9 million.

     The Company's Board of Directors has authorized the repurchase by the Company of up to $70 million of its Common Stock. Since July 1998, the Company has repurchased 2,708,975 shares of its Common Stock for an aggregate cost of approximately $61.0 million. Such repurchases were financed through revolving loan borrowings under the Company's U.S. senior secured credit facility. The Company intends to finance future repurchases, if any, of its Common Stock with revolving loans from its U.S. senior secured credit facility.

     In addition to its operating cash needs, the Company believes its cash requirements over the next few years (without taking into account the effect of future acquisitions) will consist primarily of (i) annual capital expenditures of $85 to $90 million, (ii) annual principal amortization payments of bank term loans under its senior secured credit facilities beginning in 2001 of approximately $44.6 million, $60.6 million and $71.2 million, (iii) expected total expenditures of approximately $11.0 million over the next few years associated with plant rationalizations, employee severance and workforce reductions and other plant exit costs, (iv) the Company's interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements and acquisitions) and bank term loans under its senior secured credit facilities, most of which bear fluctuating rates of interest, and the 9% Debentures, and (v) payments of approximately $20.0 million for federal and state tax liabilities in 2001, which will increase annually thereafter.

     For information regarding income tax matters, see Note 13 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     During the fourth quarter of 1999, the Company completed its plan to close two West Coast metal food container facilities. The plan included the elimination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs. This decision resulted in a fourth quarter 1999 pre-tax charge to earnings of $11.9 million, which included $7.3 million for the non-cash write down in carrying value of certain assets determined to be impaired, $2.4 million for plant exit costs and $2.2 million for employee severance and benefits. Through December 31, 2000, the Company incurred expenditures of $1.8 million for plant exist costs and $2.2 million related to employee severance and benefits. Although the Company has closed both facilities, the timing of cash payments in connection therewith is dependent upon, among other things, resolution of certain matters with the lessor of one of the facilities. Accordingly, cash payments related to these facility closings are expected through 2001. See Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     In connection with its 1998 acquisitions of CS Can, Clearplass and Winn, the Company developed plans to integrate these businesses into its operations by rationalizing certain of the acquired plant operations. Pursuant to these plans which were finalized in 1999, the Company accrued liabilities of $5.4 million, of which $4.9 million related to plant exit costs and assumed liabilities and $0.5 million related to employee severance and relocation costs. Principally all actions under the integration plans for Clearplass and Winn have been completed. The timing of cash payments relating to the CS Can integration activities is dependent upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. Through December 31, 2000, the Company incurred expenditures of $2.5 million for plant exit costs and assumed liabilities and $0.5 million related to employee severance and benefits. Cash payments related to these acquisitions are expected through 2001. See Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     Acquisition reserves established in connection with the purchase of AN Can in 1995 aggregated $49.5 million and related to plant exit costs ($6.6 million), employee termination and severance ($26.1 million) which included the elimination of an estimated 500 plant, selling and administrative employees, and the assumption of certain liabilities and the elimination of selling, general and administrative functions ($16.8 million). Through December 31, 2000, the Company incurred expenditures of $4.0 million related to plant exit costs, $23.7 million related to employee severance and benefits and $12.8 million related to the payment of certain assumed liabilities. Although the Company has completed its restructuring plan, the timing of cash payments relating to these costs has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company and complexities associated with qualifying different facilities with the Food and Drug Administration and for other customer's requirements. Accordingly, cash payments related to this acquisition are expected through 2002. See Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan includes the elimination of approximately 150 plant employees and other plant related exit costs. This decision will result in a first quarter 2001 pre-tax charge to earnings of approximately $3.5 million, which includes $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Cash payments related to this facility closing are expected through 2001. See Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2000 included elsewhere in this Annual Report on Form 10-K.

     Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis principally over 40 years. The amortization periods have been estimated given the nature of the technology, industry practice and long-term customer relationships of the businesses acquired. Management believes that the amortization periods utilized are appropriate. See the Company's Consolidated Financial Statements for the year ended December 31, 2000 and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

     Management believes that cash generated by operations and funds from the revolving loans available under the Company's senior secured credit facilities will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service and tax obligations until the final maturity of its revolving loan facilities under its senior secured credit facilities on December 31, 2003. Management also believes that it will be able to refinance its senior secured credit facilities and replace its revolving loan facilities prior to December 31, 2003 on terms which will be acceptable to the Company. However, there can be no assurance that the Company will be able to effect such refinancing or, if it is able to effect such refinancing, that such refinancing will be effected on the same terms (including interest rates) as the Company's current senior secured credit facilities. The ability of the Company to effect any such refinancing and the terms thereof (including interest rates) will depend upon a variety of factors, including the future performance of the Company and its subsidiaries, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets and other factors beyond the control of the Company and its subsidiaries) affecting the business and operations of the Company and its subsidiaries as well as prevailing interest rates, the timing of such refinancing and the amount of debt to be refinanced.

     The Company is also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and will likely incur additional indebtedness, including indebtedness under the revolving loan facility of its U.S. senior secured credit facility, to finance any such acquisition.

     The Company's senior secured credit facilities and the indenture with respect to the 9% Debentures contain restrictive covenants that, among other things, limit the Company's ability to incur debt, sell assets and engage in certain transactions. Management does not expect these limitations to have a material effect on the Company's business or results of operations. The Company is in compliance with all financial and operating covenants contained in such financing agreements and believes that it will continue to be in compliance during 2001 with all such covenants.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on the Company, other than to increase its cost of borrowing. In general, the Company has been able to increase the sales prices of its products to reflect any increases in the prices of raw materials. See "Business--Raw Materials" and "--Sales and Marketing."

     Because the Company has indebtedness which bears interest at floating rates, the Company's financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2000, the Company had $1,031.5 million of indebtedness outstanding, of which $578.0 million bore interest at floating rates, taking into account interest rate swap agreements entered into by the Company as of such date to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 5.6% to 6.4%. The aggregate notional principal amounts of these agreements totals $150.0 million, with $100.0 million aggregate notional principal amount maturing in 2002 and $50.0 million aggregate notional principal amount maturing in 2003. In March 2001, the Company entered into additional interest rate swap agreements for an aggregate notional principal amount of $50.0 million which exchanged floating rate interest based on the three month LIBOR rate for fixed rates of interest of 4.9% and 4.7%. These agreements mature in 2003. Depending upon market conditions, the Company may enter into additional interest rate swap or hedge agreements (with counterparties that, in the Company's judgment, have sufficient creditworthiness) to hedge its exposure against interest rate volatility. See "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk."

New Accounting Pronouncements

     On January 1, 2000, the Company adopted EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements." EITF Issue No. 99-5 establishes accounting standards for costs incurred after December 31, 1999 to design and develop molds, dies and other tools that an entity will not own and that will be used to produce products that will be sold under a long-term arrangement. It had been the Company's policy to expense such costs as incurred; however, as required by EITF Issue No. 99-5, the Company began to capitalize such costs in 2000. Adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

     During the fourth quarter of 2000, the Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 addresses the income statement classification for shipping and handling fees and costs. The Company's statements of income, including those presented for comparative purposes, include the reclassification of certain revenue reductions to cost of goods sold. These reclassifications did not affect the Company's income from operations or net income.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date. In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in net income or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Initial adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a significant impact on the Company's financial position or results of operations. However, since the impact of SFAS No. 133, as amended, thereafter is dependent on future market rates and outstanding derivative positions, the Company cannot determine at this time the impact that its application subsequent to January 1, 2001 will have on its financial position or results of operations.

Forward Looking Statements

     Statements included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report on Form 10-K which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of operations or financial condition of the Company to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, the ability of the Company to effect cost reduction initiatives and realize benefits from capital investments; the ability of the Company to locate or acquire suitable acquisition candidates at reasonable cash flow multiples and on acceptable terms; the Company's ability to assimilate the operations of its acquired businesses into its existing operations; the Company's ability to generate free cash flow to invest in its business and service its indebtedness; limitations and restrictions contained in the Company's instruments and agreements governing its indebtedness; the ability of the Company to retain sales with its major customers; the size and quality of the vegetable, tomato and fruit harvests in the midwest and west regions of the United States; changes in the pricing and availability to the Company of raw materials or the Company's ability generally to pass raw material price increases through to its customers; changes in consumer preferences for different packaging products; competitive pressures, including new product developments or changes in competitors' pricing for products; changes in governmental regulations or enforcement practices; changes in general economic conditions, such as fluctuations in interest rates and changes in energy costs (such as natural gas and electricity); changes in labor relations and costs; and other factors described elsewhere in this Annual Report on Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to the Company's operations result primarily from changes in interest rates. In the normal course of business, the Company also has limited foreign currency risk associated with its Canadian operations and risk related to commodity price changes for items such as natural gas. The Company employs established policies and procedures to manage its exposure to such risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

     The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Notes 9 and 10 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K outline the principal amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Inflation and Interest Rate Fluctuations."

     Based on the average outstanding amount of variable rate indebtedness of the Company in 2000, a one percentage point change in the interest rates for the Company's variable rate indebtedness would have impacted the Company's 2000 interest expense by an aggregate of approximately $6.4 million, after taking into account the average outstanding notional amount of the Company's interest rate swap agreements during 2000.

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

Commodity Pricing Risk

     The Company purchases commodities for its products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, the Company does not engage in hedging activities for these commodities due to its ability to pass on price changes to its customers.

     The Company also purchases other commodities, such as natural gas and electricity, and is subject to risks on the pricing of such commodities. In general, the Company purchases such commodities pursuant to contracts or at market prices. The Company manages part of its exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price.
Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K outlines the terms necessary to evaluate these transactions.

Item 8.  Financial Statements and Supplementary Data.

     See Item 14, "Exhibits, Financial Statements, Schedules and Reports on Form 8-K," below for a listing of financial statements and schedules included herewith which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Executive Officers of Holdings

     The following table sets forth certain information (ages as of December 31, 2000) concerning the executive officers of Holdings.

Name                         Age   Position
----                         ---   --------
R. Philip Silver..........   58    Chairman of the Board and Co-Chief
                                   Executive Officer
D. Greg Horrigan..........   57    President and Co-Chief Executive Officer
Harley Rankin, Jr.........   61    Executive Vice President, Chief Financial
                                   Officer and Treasurer
Frank W. Hogan, III.......   40    Vice President, General Counsel and
                                   Secretary
Glenn A. Paulson..........   57    Vice President--Corporate Development
Nancy Merola..............   38    Vice President and Controller

Executive Officers of Containers

     The following table sets forth certain information (ages as of December 31, 2000) concerning the executive officers of Containers.

Name                         Age   Position
----                         ---   --------
James D. Beam.............   57    President
Gary M. Hughes............   58    Executive Vice President
Gerald T. Wojdon..........   64    Executive Vice President
L. Geoffrey Greulich......   39    Senior Vice President
Michael A. Beninato.......   52    Vice President--Supply Chain Management
Joseph A. Heaney..........   47    Vice President--Finance
H. Schuyler Todd..........   60    Vice President--Human Resources
John Wilbert..............   42    Vice President--Operations

Executive Officers of Plastics

     The following table sets forth certain information (ages as of December 31, 2000) concerning the executive officers of Plastics.

Name                         Age   Position
----                         ---   --------
Russell F. Gervais........   57    President
Alan H. Koblin............   48    Senior Vice President
Charles Minarik...........   63    Senior Vice President--Commercial
                                   Development
Colleen J. Jones..........   40    Senior Vice President--Finance and
                                   Administration
Emidio DiMeo..............   41    Senior Vice President
Thomas Richmond...........   42    Senior Vice President
Donald E. Bliss...........   49    Vice President--Sales
Howard H. Cole............   55    Vice President--Human Resources and
                                   Administration

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

     Ms. Merola has been Vice President and Controller of Holdings since October 2000. From February 2000 to October 2000, Ms. Merola was Manager, Reporting and Specialized Accounting, for Texaco Inc. Previously, Ms. Merola was Director, Corporate Accounting and Headquarters Planning, at RJR Nabisco Holdings, Inc. since January 1997. From September 1995 to January 1997, Ms. Merola was Financial Manager - Operations Finance at Kraft Foods Inc., a subsidiary of Philip Morris Companies Inc. From 1989 to 1995, Ms. Merola held various positions with Philip Morris Companies Inc., last serving as Manager, Financial Planning and Analysis.

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

     Mr. Greulich has been Senior Vice President of Containers since July 2000. From October 1998 to June 2000 he was Vice President of Corporate Development for American Business Products Corp. Prior to that, Mr. Greulich was employed by Tenneco Packaging, a unit of Tenneco Inc., last serving as Regional Operations Director.

     Mr. Beninato has been Vice President - Supply Chain Management of Containers since January 2001. Prior to that, Mr. Beninato was Director of Production Planning and Warehousing of Containers from August 1995 to January 2001. Prior to joining Containers in August 1995, Mr. Beninato was employed by ANC for over 28 years in various production control positions.

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

     Mr. Koblin has been Senior Vice President of Plastics since January 2000. Previously, Mr. Koblin was Vice President--Sales & Marketing of Plastics since December 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

     Mr. Minarik has been Senior Vice President--Commercial Development of Plastics since January 2000. Previously, he was Vice President--Operations and Commercial Development of Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

     Ms. Jones has been Senior Vice  President,  Finance and  Administration  of
Plastics   since   October   2000.   Prior  to   that,   Ms.   Jones   was  Vice
President--Finance of Plastics since December 1994. From November 1993 to December 1994, Ms. Jones was Corporate Controller of Plastics and from July 1989 to November 1993, she was Manager--Finance of Plastics. From July 1982 to July 1989, Ms. Jones was an Audit Manager for Ernst & Young LLP.

     Mr. DiMeo has been Senior Vice President of Plastics and of Silgan Plastics Canada Inc. since October 2000. Prior to that, Mr. DiMeo was Vice President of Silgan Plastics Canada Inc. since May 1999. From April 1997 to May 1999, Mr. DiMeo was General Manager of Silgan Plastics Canada Inc. From March 1995 to April 1997, Mr. DiMeo was President and General Manager of Rexam Containers Limited of Canada.

     Mr. Richmond has been Senior Vice President of Plastics since October 2000. Previously, Mr. Richmond was President of RXI from October 1995 to October 2000. From January 1993 to October 1995, Mr. Richmond was Executive Vice President of Plastic Engineered Components. From February 1991 to January 1993, he was Vice President and General Manager of Berry Plastics Corporation. From October 1988 to February 1991, Mr. Richmond was Vice President and General Manager of Carnaud Metalbox in the United States. Prior to that, he was employed by American Can Company since September 1979, last serving as an Area Manager.

     Mr. Bliss has been Vice President--Sales of Plastics since January 2000. From November 1993 to December 1999, Mr. Bliss was National Sales Director at Plastics. Prior to that, Mr. Bliss was employed by Graham Packaging Company, last serving as Regional Sales Director.

     Mr. Cole has been Vice President--Human Resources and Administration and Assistant Secretary of Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto Company.


Item 11.  Executive Compensation.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 in the section entitled "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 in the section entitled "Certain Relationships and Related Transactions", and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.


(a)

Financial Statements:

Report of Independent Auditors.....................................................................           F-1

Consolidated Balance Sheets at December 31, 2000 and 1999..........................................           F-2

Consolidated Statements of Income for the years ended December 31, 2000, 1999
     and 1998......................................................................................           F-3

Consolidated Statements of Deficiency in Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998..............................................................           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
     and 1998......................................................................................           F-5

Notes to Consolidated Financial Statements.........................................................           F-6




Schedules:

I.         Condensed Financial Information of Registrant:
                Condensed Balance Sheets of Silgan Holdings Inc. (Parent Company) at
                          December 31, 2000 and 1999.................................................         F-41

                Condensed Statements of Income of Silgan Holdings Inc. (Parent Company)
                        for the years ended December 31, 2000, 1999 and 1998.........................         F-42

                Condensed Statements of Cash Flows of Silgan Holdings Inc. (Parent
                        Company) for the years ended December 31, 2000, 1999 and 1998................         F-43

                Notes to Condensed Financial Statements of Silgan Holdings Inc. (Parent
                        Company).....................................................................         F-44

II.        Valuation and Qualifying Accounts for the years ended December 31,
                2000, 1999 and 1998..................................................................         F-46



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

     4.1 Indenture, dated as of June 9, 1997, between Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.1 filed with Holdings' Current Report on Form 8-K, dated June 9, 1997, Commission File No. 000-22117).

     4.2 First Supplemental Indenture, dated as of June 24, 1997 among Holdings, Silgan Corporation and The First National Bank of Chicago, as trustee, to the Indenture, dated as of June 9, 1997, between Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.2 filed with Holdings' Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

     4.3 Form of Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.10 filed with Holdings'
               Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

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

    10.6 Credit Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 99.1 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

   *10.7 First Amendment and Consent, dated as of December 3, 1997, among Holdings, Containers, Plastics, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

   *10.8 Second Amendment and Consent, dated as of June 1, 1998, among Holdings, Containers, Plastics, Silgan Containers Manufacturing Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

   *10.9 Third Amendment, dated as of August 29, 2000, among Holdings, Containers, Plastics, Silgan Containers Manufacturing
               Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

    10.10 Security Agreement, dated as of July 29, 1997, among Holdings, Containers, Plastics, certain other subsidiaries of any of them and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

   Exhibit
   Number                            Description
   ------                            -----------


   10.11 Pledge Agreement dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation), as Pledgors, in favor of Bankers Trust Company, as Collateral Agent and as Pledgee (incorporated by reference to Exhibit 99.3 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

   10.12 Borrowers/Subsidiaries Guaranty, dated as of July 29, 1997, made by Holdings, Containers, Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation) (incorporated by reference to Exhibit 99.4 filed with Holdings' Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

   10.13 Asset Purchase Agreement, dated as of June 2, 1995, between ANC and Containers (incorporated by reference to Exhibit 1 filed with Holdings' Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

   10.14 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Containers (incorporated by reference to Exhibit 2 filed with Holdings' Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

   10.15 Underwriting Agreement, dated as of February 13, 1997, among Holdings, Silgan Corporation, Containers, Plastics, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

   10.16 Placement Agreement between Silgan Corporation and Morgan Stanley & Co. Incorporated, dated June 3, 1997 (incorporated by reference to Exhibit 99.1 filed with Holdings' Current Report on Form 8-K dated June 9, 1997, Commission File No. 000-22117).

  +10.17 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

  +10.18 Amended and Restated Employment Agreement, dated as of June 18, 1987, between Gerald Wojdon and Canaco Corporation (Containers) (incorporated by reference to Exhibit 10(vii) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1998, Registration Statement No. 33-18719).

  +10.19 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

   Exhibit
   Number                            Description
   ------                            -----------


  +10.20 Employment Agreement dated as of August 1, 1995 between Containers (as assignee of Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

  +10.21 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  +10.22 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

  +10.23 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  +10.24 Form of Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  *12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

  *21          Subsidiaries of the Registrant.

  *23          Consent of Ernst & Young LLP.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 2000.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             SILGAN HOLDINGS INC.



Date:  March 29, 2001                    By  /s/ R. Philip Silver
                                             --------------------
                                             R. Philip Silver
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----

                              Chairman of the Board and
/s/ R. Philip Silver          Co-Chief Executive Officer
--------------------         (Principal Executive Officer)       March 29, 2001
(R. Philip Silver)


/s/ D. Greg Horrigan        President, Co-Chief Executive
--------------------            Officer and Director             March 29, 2001
(D. Greg Horrigan)

/s/ Leigh J. Abramson                                            March 29, 2001
--------------------                 Director
(Leigh J. Abramson)

/s/ Thomas M. Begel                                              March 29, 2001
--------------------                 Director
(Thomas M. Begel)

/s/ Jeffrey C. Crowe                                             March 29, 2001
--------------------                 Director
(Jeffrey C. Crowe)

/s/ James S. Hoch                                                March 29, 2001
---------------------                Director
(James S. Hoch)

                           Executive Vice President, Chief
/s/ Harley Rankin, Jr.     Financial Officer and Treasurer
---------------------      (Principal Financial Officer)         March 29, 2001
(Harley Rankin, Jr.)

/s/ Nancy Merola           Vice President and Controller
----------------------     (Principal Accounting Officer)        March 29, 2001
(Nancy Merola)

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

     In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

Stamford, Connecticut
January 30, 2001,  except for the last
paragraph of Note 3, the 3rd paragraph of
Note 8, and the last paragraph of the
"Interest Rate Swap Agreements" section in Note 10, as to which the date is March
26, 2001.

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)



                                                             2000            1999
                                                             ----            ----
Assets
Current assets:
     Cash and cash equivalents ........................   $   20,073     $    2,411
     Trade accounts receivable, less allowances
        of $3,001 and $2,991, respectively ............      168,307        128,095
     Inventories ......................................      279,737        249,571
     Prepaid expenses and other current assets ........       11,874          8,864
                                                          ----------     ----------
         Total current assets .........................      479,991        388,941

Property, plant and equipment, net ....................      709,513        645,515
Goodwill, net .........................................      153,038        107,551
Deferred tax assets ...................................         --           14,593
Other assets ..........................................       41,282         28,685
                                                          ----------     ----------
                                                          $1,383,824     $1,185,285
                                                          ==========     ==========

Liabilities and Deficiency in Stockholders' Equity
Current liabilities:
     Current portion of long-term debt ................   $   44,948     $   39,351
     Trade accounts payable ...........................      208,144        175,430
     Accrued payroll and related costs ................       56,452         56,100
     Accrued interest payable .........................        9,564         10,998
     Accrued liabilities ..............................       13,142         25,093
                                                          ----------     ----------
         Total current liabilities ....................      332,250        306,972

Long-term debt ........................................      986,527        843,909
Other liabilities .....................................       85,427         83,138

Commitments and contingencies

Deficiency in stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized, 20,388,372 and
       20,132,169 shares issued and 17,702,897 and
       17,546,694 shares outstanding, respectively)....          204            201
     Paid-in capital ..................................      118,099        118,666
     Retained earnings (accumulated deficit) ..........      (76,702)      (108,010)
     Accumulated other comprehensive income (loss) ....       (1,588)          (273)
     Treasury stock at cost (2,685,475 and 2,585,475
       shares, respectively) ..........................      (60,393)       (59,318)
                                                          ----------     ----------
         Total deficiency in stockholders' equity .....      (20,380)       (48,734)
                                                          ----------     ----------
                                                          $1,383,824     $1,185,285
                                                          ==========     ==========


                       See notes to consolidated financial statements.


                              SILGAN HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended  December 31, 2000, 1999 and 1998
                 (Dollars in thousands, except per share data)


                                                          2000         1999         1998
                                                          ----         ----         ----

Net sales ..........................................   $1,877,497   $1,892,078   $1,768,745

Cost of goods sold .................................    1,648,247    1,656,694    1,546,322
                                                       ----------   ----------   ----------
     Gross profit ..................................      229,250      235,384      222,423

Selling, general and administrative expenses .......       72,148       74,943       68,159

Rationalization charges ............................         --         36,149         --
                                                       ----------   ----------   ----------
     Income from operations ........................      157,102      124,292      154,264

Interest and other debt expense ....................       91,178       86,057       81,456
                                                       ----------   ----------   ----------
     Income before income taxes ....................       65,924       38,235       72,808

Provision for income taxes .........................       25,790       14,305       26,884
                                                       ----------   ----------   ----------
     Income before equity in losses of affiliate
      and extraordinary item .......................       40,134       23,930       45,924

Equity in losses of affiliate ......................        4,610         --           --
                                                       ----------   ----------   ----------
     Income before extraordinary item ..............       35,524       23,930       45,924

Extraordinary item - loss on early extinguishment
  of debt, net of income taxes .....................        4,216         --           --
                                                       ----------   ----------   ----------
     Net income ....................................   $   31,308   $   23,930   $   45,924
                                                       ==========   ==========   ==========


Basic earnings per share:
     Income before extraordinary item ..............       $ 2.01        $1.35        $2.41
     Extraordinary item ............................        (0.24)         --           --
                                                           ------        -----        -----
Basic net income per share .........................       $ 1.77        $1.35        $2.41
                                                           ======        =====        =====

Diluted earnings per share:
     Income before extraordinary item ..............       $ 1.97        $1.32        $2.30
     Extraordinary item ............................        (0.23)         --           --
                                                           ------        -----        -----
Diluted net income per share .......................       $ 1.74        $1.32        $2.30
                                                           ======        =====        =====


                       See notes to consolidated financial statements.


                                                            SILGAN HOLDINGS INC.
                                        CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                           For the years  ended  December  31,  2000, 1999 and 1998
                                                     (Dollars and shares in thousands)

                                                 Common Stock                  Retained    Accumulated                  Total
                                                 ------------                  Earnings       Other                  Deficiency in
                                                           Par     Paid-in   (Accumulated  Comprehensive  Treasury   Stockholders'
                                                Shares    Value    Capital     Deficit)    Income (Loss)   Stock        Equity
                                                ------    -----   ---------   -----------  -------------  --------   -------------
Balance at January 1, 1998 ...............      18,863     $189   $110,935    $(177,864)     $ (508)      $   --       $(67,248)

Comprehensive income:

   Net income ............................        --        --        --         45,924         --            --         45,924

   Minimum pension liability .............        --        --        --           --           (20)          --            (20)

   Foreign currency translation ..........        --        --        --           --          (195)          --           (195)
                                                                                                                       --------
   Comprehensive income ..................                                                                               45,709
                                                                                                                       --------

Stock option exercises, net of
  tax benefit of $5,268 ..................       1,077       10      7,504         --           --            --          7,514

Repurchase of common stock ...............      (1,707)     --        --           --           --         (43,378)     (43,378)

Issuance of treasury stock
  for stock option exercises .............          23      --        (528)        --           --             623           95
                                                ------     ----   --------    ---------     -------       --------     --------

Balance at December 31, 1998 .............      18,256      199    117,911     (131,940)       (723)       (42,755)     (57,308)

Comprehensive income:

   Net income ............................        --        --        --         23,930         --            --         23,930

   Minimum pension liability .............        --        --        --           --           (80)          --            (80)

   Foreign currency translation ..........        --        --        --           --           530           --            530
                                                                                                                       --------
   Comprehensive income ..................                                                                               24,380
                                                                                                                       --------

Stock option exercises, net of
  tax benefit of $243 ....................         193        2        755         --           --            --            757

Repurchase of common stock ...............        (902)     --        --           --           --         (16,563)     (16,563)
                                                ------     ----   --------    ---------     -------       --------     --------

Balance at December 31, 1999 .............      17,547      201    118,666     (108,010)       (273)       (59,318)     (48,734)

Comprehensive income:

   Net income ............................        --        --        --         31,308         --            --         31,308

   Minimum pension liability .............        --        --        --           --          (797)          --           (797)

   Foreign currency translation ..........        --        --        --           --          (518)          --           (518)
                                                                                                                       --------
   Comprehensive income ..................                                                                               29,993
                                                                                                                       --------
Stock option exercises, net
  of tax provision of $826 ...............         256        3       (317)        --           --            --           (314)

Equity affiliate closing costs ...........        --        --        (250)        --           --            --           (250)

Repurchase of common stock ...............        (100)     --        --           --           --          (1,075)      (1,075)
                                                ------     ----   --------    ---------     -------       --------     --------
Balance at December 31, 2000 .............      17,703     $204   $118,099    $ (76,702)    $(1,588)      $(60,393)    $(20,380)
                                                ======     ====   ========    =========     =======       ========     ========

                                                See notes to consolidated financial statements.


                                             SILGAN HOLDINGS INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the years ended December 31, 2000, 1999 and 1998
                                              (Dollars in thousands)

                                                                       2000          1999          1998
                                                                       ----          ----          ----
Cash flows provided by (used in) operating activities:
     Net income ..............................................    $   31,308     $  23,930     $   45,924
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation .......................................        84,577        82,093         74,274
          Amortization of goodwill and other intangibles .....         4,392         3,881          3,226
          Amortization of debt issuance costs ................         1,658         1,593          1,606
          Rationalization charges ............................          --          31,498           --
          Equity in losses of affiliate ......................         4,610          --             --
          Deferred income tax provision ......................        11,749         4,629         16,131
          Extraordinary item .................................         6,926          --             --
          Other changes that provided (used) cash,
             net of effects from acquisitions:
               Trade accounts receivable .....................       (26,995)        5,909         (2,415)
               Inventories ...................................       (18,366)         (870)       (24,322)
               Trade accounts payable ........................        21,106        (9,113)        40,160
               Accrued liabilities ...........................       (19,610)       11,794          6,617
               Other, net ....................................        (6,210)      (12,075)       (13,789)
                                                                  ----------     ---------     ----------
          Net cash provided by operating activities ..........        95,145       143,269        147,412
                                                                  ----------     ---------     ----------

Cash flows provided by (used in) investing activities:
     Investment in equity affiliate ..........................        (7,026)         --             --
     Acquisition of businesses ...............................      (124,015)         --         (194,034)
     Capital expenditures ....................................       (89,227)      (87,421)       (86,073)
     Proceeds from asset sales ...............................         1,789         2,514          1,770
                                                                  ----------     ---------     ----------
          Net cash used in investing activities ..............      (218,479)      (84,907)      (278,337)
                                                                  ----------     ---------     ----------

Cash flows provided by (used in) financing activities:
     Borrowings under revolving loans ........................     1,198,459       912,959      1,039,677
     Repayments under revolving loans ........................      (954,724)     (923,659)      (903,777)
     Proceeds from stock option exercises ....................           512           514          2,341
     Repurchase of common stock ..............................        (1,075)      (16,563)       (43,378)
     Proceeds from issuance of long-term debt ................          --            --            7,193
     Repayments and redemptions of long-term debt ............      (101,124)      (33,955)       (20,096)
     Debt financing costs ....................................        (1,052)         --             --
                                                                  ----------     ---------     ----------
          Net cash provided by (used in) financing
            activities .......................................       140,996       (60,704)        81,960
                                                                  ----------     ---------     ----------

Cash and cash equivalents:
     Net increase (decrease) .................................        17,662        (2,342)       (48,965)
     Balance at beginning of year ............................         2,411         4,753         53,718
                                                                  ----------     ---------     ----------
     Balance at end of year ..................................    $   20,073     $   2,411     $    4,753
                                                                  ==========     =========     ==========

Interest paid ................................................    $   91,200     $  84,037     $   80,654
Income taxes paid, net of refunds ............................        13,352         9,511          3,835



                                    See notes to consolidated financial statements.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   1.         Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc. ("Holdings"; together with its wholly owned subsidiaries, the "Company") is a company owned by Holdings' management, The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF II"), an affiliate of Morgan Stanley Dean Witter & Co. ("MS & Co."), and public shareholders. Holdings, through its wholly owned operating subsidiaries, Silgan Containers Corporation ("Containers") and Silgan Plastics Corporation ("Plastics"), is engaged in the manufacture and sale of steel and aluminum containers for human and pet food products and custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, as well as plastic closures, caps, sifters and fitments and thermoformed plastic tubs for food, pet care and household products. The Company also manufactures specialty packaging items used in the food and beverage industries, including steel closures, aluminum roll-on closures, plastic bowls and cans and paperboard containers. Principally all of the Company's businesses are based in the United States.

Basis of Presentation. The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

The functional currency for the Company's foreign operations is the Canadian dollar. Balance sheet accounts of the Company's foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of the Company's cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $106.8 million at December 31, 2000 and $92.5 million at December 31, 1999 are included in trade accounts payable.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis (LIFO).

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   1.         Summary of Significant Accounting Policies  (continued)

Property, Plant and Equipment, Net. Property, plant and equipment is stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. The carrying value of property, plant and equipment is reviewed when facts and circumstances suggest that it may be impaired.

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $2.4 million in 2000 and $0.7 million in 1999 was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

Goodwill. Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis principally over 40 years. Goodwill is included in impairment reviews when events or circumstances exist that indicate its carrying amount may not be recoverable. If a review indicates that goodwill will not be recoverable based on the estimated undiscounted cash flows of the business acquired over the remaining amortization period, the carrying value would be reduced by the estimated shortfalls of cash flows. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $20.7 million and $16.5 million, respectively.

Impairment of Long-Lived Assets. The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under these rules, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. An impairment exists if the estimate of future undiscounted cash flows generated by the assets is less than the carrying value of the assets. If an impairment is determined to exist, any related impairment loss is then measured by comparing the fair value of the assets to their carrying amount.

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years) and other intangible assets which are being amortized over their expected useful lives using the straight-line method.

Hedging Instruments. The Company utilizes certain financial instruments to manage its interest rate and energy cost exposures. The Company does not engage in trading or other speculative use of these financial instruments. For a financial instrument to qualify as a hedge, the Company must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. See Note 10.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   1.         Summary of Significant Accounting Policies  (continued)

Income Taxes. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. No U.S. income taxes have been provided on the unremitted earnings of foreign subsidiaries since the Company's policy is to permanently reinvest such earnings.

Revenue Recognition. Revenues are recognized when goods are shipped. Staff Accounting Bulletin No. 101, "Revenue Recognition," issued by the Securities Exchange Commission, did not have an impact on the Company's revenues for any of the years presented.

Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

Earnings Per Share. Earnings per share amounts for all periods presented conform to the requirements of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Recently Issued Accounting Pronouncements. On January 1, 2000, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements." EITF Issue No. 99-5 establishes accounting standards for costs incurred after December 31, 1999 to design and develop molds, dies and other tools that an entity will not own and that will be used to produce products that will be sold under a long-term arrangement. It had been the Company's policy to expense such costs as incurred; however, as required by EITF Issue No. 99-5, the Company began to capitalize such costs in 2000. Adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

During the fourth quarter of 2000, the Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 addresses the income statement classification for shipping and handling fees and costs. The Company's Consolidated Statements of Income, including those presented for comparative purposes, include the reclassification of certain revenue reductions to cost of goods sold. These reclassifications did not affect the Company's income from operations or net income.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   1.         Summary of Significant Accounting Policies  (continued)

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date until January 1, 2001. In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in net income or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Initial adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a significant impact on the Company's financial position or results of operations. Since the impact of SFAS No. 133, as amended, thereafter is dependent on future market rates and outstanding derivative positions, the Company cannot determine at this time the impact that its application subsequent to January 1, 2001 will have on its financial position or results of operations.

Note   2.         Acquisition

On October 1, 2000, the Company acquired all of the outstanding capital stock of RXI Holdings, Inc. ("RXI"), a manufacturer and seller of rigid plastic packaging, for $124.0 million in cash. The Company financed the purchase price through revolving loan borrowings under its U.S. bank credit agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and RXI's results of operations have been included in the consolidated operating results of the Company from the date of acquisition.

The excess of the purchase price over the estimated fair market value of net assets acquired of approximately $49.8 million has been recorded as goodwill and is being amortized over 40 years. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when valuations and integration plans have been finalized.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   2.         Acquisition  (continued)

The unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and December 31, 1999 which are set forth below include the historical results of the Company and give pro forma effect to the acquisition of RXI as if the acquisition occurred as of the beginning of each year. The pro forma adjustments made to the Company's historical results of operations for the years ended December 31, 2000 and 1999 also reflect the effect of the previously discussed preliminary allocation of purchase price and the financing of the acquisition and certain other adjustments as if these events had occurred as of the beginning of 2000 or 1999.

The pro forma results of operations do not give effect to synergies expected to result from the integration of RXI's operations with the Company's existing operations. Accordingly, the unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had been consummated at the beginning of each year, nor are they necessarily indicative of future consolidated results of operations. The Company's unaudited pro forma results of operations for the years ended December 31 would have been as follows:

                                                  2000            1999
                                                  ----            ----
                                   (Dollars in thousands, except per share data)

Net sales ................................    $1,959,167      $1,987,228
Income from operations ...................       161,435         128,806
Income before income taxes ...............        63,390          34,838
Income before extraordinary item .........        33,981          21,803
Net income ...............................        29,765          21,803

Diluted earnings per share:
   Income before extraordinary item ......         $1.89           $1.20
   Net income ............................          1.65            1.20

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   3.         Rationalization Charges and Acquisition Reserves

During 1999, the Company initiated and concluded a study to evaluate the long-term utilization of all assets of its metal food container business. As a result, during the third quarter of 1999 the Company determined that certain adjustments were necessary to properly reflect the net realizable values of machinery and equipment which had become surplus or obsolete and recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of those assets.

During the fourth quarter of 1999, the Company completed its plan to close two West Coast metal food container facilities. The plan included the elimination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs. This decision resulted in a fourth quarter pre-tax charge to earnings of $11.9 million, which included $7.3 million for the non-cash write-down in carrying value of certain assets determined to be impaired, $2.4 million for plant exit costs and $2.2 million for employee severance and benefits. Through December 31, 2000, the Company incurred expenditures of $1.8 million for plant exit costs and $2.2 million related to employee severance and benefits. Although the Company has closed both plants, the timing of cash payments is dependent upon, among other things, resolution of certain matters with the lessor of one of the facilities. Accordingly, cash payments related to these closures are expected through 2001.

In connection with its 1998 acquisitions of the steel container manufacturing business ("CS Can") of Campbell Soup Company ("Campbell"), Clearplass Containers, Inc. ("Clearplass") and Winn Packaging Co. ("Winn"), the Company
developed plans to integrate these businesses into its operations by rationalizing certain of the acquired plant operations. Pursuant to these plans, which were finalized in 1999, the Company accrued liabilities of $5.4 million, of which $4.9 million related to plant exit costs and assumed liabilities and $0.5 million related to employee severance and relocation costs. Principally all actions under the integration plans for Clearplass and Winn have been completed. The timing of cash payments relating to the CS Can integration activities is dependent upon, among other things, the time required to obtain necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which the Company is subject as a result of its acquisition of CS Can and complexities associated with the transfer of the labor force of Campbell for CS Can to the Company. Since these acquisitions, the Company incurred expenditures of $2.5 million for plant exit costs and assumed liabilities and $0.5 million related to employee severance and benefits. Cash payments related to these acquisitions are expected through 2001.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   3.         Rationalization Charges and Acquisition Reserves (continued)

Acquisition reserves established in connection with the purchase of the Food Metal and Specialty business ("AN Can") of American National Can Company in 1995 aggregated $49.5 million and related to plant exit costs ($6.6 million), employee termination and severance ($26.1 million) which included the elimination of an estimated 500 plant, selling and administrative employees, as well as the assumption of certain liabilities and the elimination of selling, general and administrative functions ($16.8 million). Since the acquisition, the Company incurred expenditures of $4.0 million related to plant exit costs, $23.7 million related to employee severance and benefits and $12.8 million related to the payment of certain assumed liabilities. Although the Company has completed its restructuring plan, the timing of cash payments relating to these costs has been dependent upon, among other things, the expiration of binding labor obligations assumed by the Company and complexities associated with qualifying different facilities with the Food and Drug Administration and for other customer's requirements. Accordingly, cash payments related to this acquisition are expected through 2002.

Management's continuing efforts to integrate and rationalize its operations are part of the Company's strategy to maximize production efficiencies. Activity in the Company's rationalization and acquisition reserves since December 31, 1998 is summarized as follows (dollars in thousands):




                                   Severance
                                      and        Plant Exit     Assumed
                                    Benefits       Costs      Liabilities    Total
                                   ---------     ----------   -----------    -----


Balance at December 31, 1998...     $ 6,595       $ 9,992      $ 8,257      $24,844
Purchase accounting ...........      (2,166)          238          813       (1,115)
Rationalization charges .......       2,213         2,438         --          4,651
Utilized in 1999 ..............      (2,295)       (1,918)      (2,114)      (6,327)
                                    -------       -------      -------      -------
Balance at December 31, 1999...     $ 4,347       $10,750      $ 6,956      $22,053
                                    =======       =======      =======      =======
Utilized in 2000 ..............      (1,983)       (5,191)      (2,704)      (9,878)
                                    -------       -------      -------      -------
Balance at December 31, 2000...     $ 2,364       $ 5,559      $ 4,252      $12,175
                                    =======       =======      =======      =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   3.         Rationalization Charges and Acquisition Reserves (continued)

At December 31, 2000 and 1999, rationalization and acquisition reserves were included in the Consolidated Balance Sheets as follows:

                                         2000           1999
                                         ----           ----
                                       (Dollars in thousands)

         Accrued liabilities.....      $ 7,462        $14,523
         Other liabilities ......        4,713          7,530
                                       -------        -------
                                       $12,175        $22,053
                                       =======        =======


During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan includes the elimination of approximately 150 plant employees and other related exit costs. This decision will result in a first quarter pre-tax charge to earnings of approximately $3.5 million, which includes $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Cash payments related to this closure are expected through 2001.

Note   4.         Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income
(loss) at December 31 are as follows:

                                                     2000         1999
                                                     ----         ----
                                                   (Dollars in thousands)

         Foreign currency translation.........     $  (691)       $(173)
         Minimum pension liability............        (897)        (100)
                                                   -------        -----
            Accumulated other comprehensive
              income (loss)...................     $(1,588)       $(273)
                                                   =======        =====

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   5.         Inventories

The components of inventories at December 31 are as follows:

                                                 2000          1999
                                                 ----          ----
                                               (Dollars in thousands)

         Raw materials ...................    $ 43,873      $ 33,453
         Work-in-process .................      51,191        49,799
         Finished goods ..................     165,680       148,135
         Spare parts and other ...........      11,698        10,493
                                              --------      --------
                                               272,442       241,880
         Adjustment to value inventory
            at cost on the LIFO method....       7,295         7,691
                                              --------      --------
                                              $279,737      $249,571
                                              ========      ========


The amount of inventory recorded on the first-in, first-out method at December 31, 2000 and 1999 was $31.6 million and $19.5 million, respectively.

Note   6.         Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31 are as follows:

                                              2000           1999
                                              ----           ----
                                            (Dollars in thousands)

       Land ..........................    $    8,152     $    7,173
       Buildings and improvements.....       128,185        104,831
       Machinery and equipment .......     1,022,176        934,393
       Construction in progress ......        73,574         61,586
                                          ----------     ----------
                                           1,232,087      1,107,983
       Accumulated depreciation.......      (522,574)      (462,468)
                                          ----------     ----------
            Property, plant and
              equipment, net .........    $  709,513     $  645,515
                                          ==========     ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   7.         Other Assets

Other assets at December 31 are as follows:

                                                         2000        1999
                                                         ----        ----
                                                      (Dollars in thousands)

      Debt issuance costs ..........................   $13,738     $14,853
      Intangible pension asset .....................    10,240       7,364
      Investment in equity affiliate (see Note 8)...     2,167        --
      Other ........................................    19,954      10,450
                                                       -------     -------
                                                        46,099      32,667
      Accumulated amortization .....................    (4,817)     (3,982)
                                                       -------     -------
                                                       $41,282     $28,685
                                                       =======     =======


Note   8.         Investment in E-Commerce Packaging Venture

In April 2000, the Company announced that it would invest in a neutral, independent e-commerce joint venture, Packtion Corporation ("Packtion"), with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc. Packtion offers an e-commerce solution that integrates the entire packaging supply chain, from design through manufacturing and procurement.

In June and August 2000, the Company funded two equity investments in Packtion of $3.5 million each, for a total investment of $7.0 million representing approximately a 45% interest in Packtion. The Company accounts for its investment in Packtion using the equity method. For the year ended December 31, 2000, the Company recorded equity in losses from Packtion aggregating $4.6 million. In addition, the Company recorded its share of Packtion's closing costs, $0.2 million, as a reduction to its investment.

In 2001 in connection  with an investment by The Proctor & Gamble Company and E.
I. Du Pont de Nemours & Co. in Packtion,  the Company funded  additional  equity
investments  of  $3.1  million,   for  a  total   investment  of  $10.1  million
representing approximately a 25% interest in Packtion. The Company has no further obligation to invest or otherwise provide funding to Packtion.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt

Long-term debt at December 31 is as follows:

                                                   2000          1999
                                                   ----          ----
                                                 (Dollars in thousands)
Bank Debt
   Bank Revolving Loans .................     $  367,400       $125,200
   Bank A Term Loans ....................        159,218        194,047
   Bank B Term Loans ....................        188,542        190,495
   Canadian Bank Facility ...............         12,850         14,312
                                              ----------       --------
     Total bank debt ....................        728,010        524,054

Subordinated Debt
   9% Senior Subordinated Debentures ....        300,000        300,000
   13 1/4% Subordinated Debentures ......           --           56,206
   Other ................................          3,465          3,000
                                              ----------       --------
     Total subordinated debt ............        303,465        359,206
                                              ----------       --------

Total Debt ..............................      1,031,475        883,260
   Less current portion .................         44,948         39,351
                                              ----------       --------
                                              $  986,527       $843,909
                                              ==========       ========


The aggregate annual maturities of long-term debt at December 31, 2000 are as follows (dollars in thousands):

                     2001...........    $   44,948
                     2002...........        60,679
                     2003...........       440,168
                     2004...........         1,954
                     2005...........       180,726
                     Thereafter.....       303,000
                                        ----------
                                        $1,031,475
                                        ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt (continued)

Bank Credit Agreement
---------------------

The Company's U.S. senior secured credit facility (the "Credit Agreement") initially provided the Company with (i) $250.0 million of A Term Loans, (ii) $200.0 million of B Term Loans and (iii) up to $550.0 million of Revolving Loans.

Pursuant to the Credit Agreement, the Company may at any time request one or more lenders to increase their revolving loan commitments thereunder by up to an aggregate of $200.0 million. In October 2000, certain lenders agreed pursuant to the Company's request to increase their revolving loan commitments under the Credit Agreement by an aggregate of $125.0 million.

The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal of the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments and amounts repaid may not be reborrowed. Principal repayments of $34.8 million and $29.9 million of A Term Loans were made during 2000 and 1999, respectively. Principal repayments of $2.0 million of B Term Loans were made during both 2000 and 1999.

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

The Credit Agreement provides the Company with a commitment for a revolving credit facility of up to $670.5 million (after giving effect to the reduction of such facility by $4.5 million for the revolving loan facility under the Company's Canadian bank facility) for working capital needs and other general corporate purposes, including acquisitions. Revolving Loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity. At December 31, 2000, there were $367.4 million of Revolving Loans outstanding and, after taking into account outstanding letters of credit of $16.4 million, borrowings available under the revolving credit facility of the Credit Agreement were $286.7 million. Based on the Company's ability and intention to continue to refinance for more than one year its outstanding Revolving Loan borrowings at December 31, 2000, such borrowings were reclassified as long-term debt. Seasonal Revolving Loan borrowings during the year will be classified as current obligations.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

The Company may utilize up to a maximum of $30.0 million of its revolving credit facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under such revolving credit facility. The Credit Agreement provides for the payment of a commitment fee ranging from 0.15% to 0.375% (0.25% at December 31, 2000) per annum on the daily average unused portion of commitments available under the revolving credit facility of the Credit Agreement and at December 31, 2000 a 1.25% per annum fee on outstanding letters of credit. In connection with the $125.0 million increase to the revolving loan commitments under the Credit Agreement, the Company pays a 1.5% per annum facility fee on such incremental commitment.

Credit Agreement borrowings may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of (i) 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, as defined in the Credit Agreement, (ii) 1/2 of 1.0% in excess of the Federal Funds Rate, or (iii) Bankers Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate plus no margin in the case of A Term Loans and Revolving Loans and at the Base Rate plus a margin of 0.5% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.0% in the case of A Term Loans and Revolving Loans and a margin of 1.5% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings will be reset quarterly based upon the Company's Leverage Ratio, as defined in the Credit Agreement. As of December 31, 2000, the interest rate for Base Rate borrowings was 9.5% and the interest rate for Eurodollar Rate borrowings ranged between 7.5% and 8.3%. For 2000, 1999 and 1998, the weighted average annual interest rate paid on all term loans was 7.8%, 6.7%, and 7.0%, respectively. The Company has entered into interest rate swap agreements with an aggregate notional amount of $150.0 million to convert interest rate exposure from variable to fixed interest rates on A Term Loans and B Term Loans (for a discussion of the interest rate swap agreements, see Note 10).

Because the Company sells metal containers used in fruit and vegetable pack processing, it has seasonal sales. As is common in the industry, the Company must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to the Company's seasonal requirements, the Company incurs short-term indebtedness to finance its working capital requirements. For 2000, 1999 and 1998, the average amount of borrowings, including seasonal borrowings, under the Company's U. S. revolving credit facility was $339.5 million, $308.1 million and $197.5 million, respectively; the weighted average annual interest rate paid on such borrowings was 7.5%, 6.4%, and 6.7%, respectively; and the highest amount of such borrowings was $529.9 million, $404.4 million and $372.0 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of certain of the Company's U.S. subsidiaries has been pledged to the lenders under the Credit Agreement. At December 31, 2000, the Company had assets of a U.S. subsidiary of $140.2 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings.

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

Canadian Bank Facility
----------------------

The Company, through a wholly owned Canadian subsidiary, has a Canadian bank facility (the "Canadian Bank Facility") with various Canadian banks. The Canadian Bank Facility initially provided the Company's Canadian subsidiaries with Cdn. $26.5 million (U.S. $18.5 million) of term loans, and provides such subsidiaries with up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. Principal of the term loans is required to be repaid in annual installments until maturity on December 31, 2003. At December 31, 2000, term loans of Cdn. $17.0 million (U.S. $11.3 million) were outstanding under the Canadian Bank Facility. During 2000 and 1999, the Company repaid Cdn. $3.7 million (U.S. $2.5 million) and Cdn. $3.2 million (U.S. $2.1 million), respectively, of term loans in accordance with terms of the Canadian Bank Facility.

The revolving loans may be borrowed, repaid and reborrowed until maturity on December 31, 2003. At December 31, 2000, there were Cdn. $2.3 million (U.S. $1.6 million) of revolving loans outstanding under the Canadian Bank Facility.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility, plus no margin. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of 1.0%. Similar to the Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon the Company's consolidated
Leverage Ratio. As of December 31, 2000, the interest rate for Bankers Acceptance borrowings ranged from 6.8% to 7.0% and the interest rate for Canadian Prime Rate borrowings was 7.5%.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt  (continued)

Canadian Bank Facility (continued)
----------------------

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

9.0% Senior Subordinated Debentures
-----------------------------------

The $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures (the "9% Debentures") due June 1, 2009 are general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

The 9% Debentures are redeemable, at the option of Holdings, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

                     Year               Redemption Price
                     ----               ----------------
                     2002...........        104.500%
                     2003...........        103.375%
                     2004...........        102.250%
                     2005...........        101.125%
                     Thereafter.....        100.000%

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   9.         Long-Term Debt  (continued)

13 1/4% Subordinated Debentures
-------------------------------

On December 8, 2000, the Company redeemed all $56.2 million principal amount of its outstanding 13 1/4% Subordinated Debentures due 2006 (the "13 1/4% Debentures"). The redemption price was 109.938% of the principal amount, or approximately $61.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the Credit Agreement and the other documents governing the Company's indebtedness, the Company funded the redemption with lower cost revolving loans under its Credit Agreement. As a result, in the fourth quarter of 2000 the Company recorded an extraordinary loss of $6.9 million, $4.2 million after-tax, or $0.23 per diluted share, for the premium paid in connection with this redemption and for the write-off of unamortized financing costs related to the 13 1/4% Debentures.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   10.        Financial Instruments

The Company's financial instruments recorded on the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair market value. The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at December 31 (bracketed amount represents an unrecognized asset):


                                            2000                    1999
                                      -------------------   -------------------
                                      Carrying     Fair     Carrying     Fair
                                       Amount      Value     Amount      Value
                                       ------      -----     ------      -----
                                              (Dollars in thousands)

Bank debt .........................   $728,010   $728,010   $524,054   $524,054
Subordinated debt..................    300,000    269,700    356,206    345,702
Interest rate swap agreements......       --          723       --       (1,984)
Natural gas swap agreements........       --         (711)      --         --

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of the Company's variable rate bank revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of the Company's fixed rate borrowings, which are comprised of the 9% Debentures at December 31, 2000 and the 9% Debentures and the 13 1/4% Debentures at December 31, 1999, are estimated based on quoted market prices.

Interest Rate and Natural Gas Swap Agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that the Company would pay or receive at December 31, 2000 and 1999 in order to terminate the contracts based on quoted market prices.

The Company does not utilize derivative financial instruments for speculative purposes. Its use of derivative financial instruments is limited to interest rate swap agreements which assist in managing exposure to adverse movement in interest rates on a portion of its indebtedness and natural gas swap agreements which assist in managing exposure to adverse movements in natural gas prices on a portion of its natural gas purchases.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   10.        Financial Instruments  (continued)

Interest Rate Swap Agreements
-----------------------------

The Company has interest rate swap agreements with a major bank to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2000 and 1999, the aggregate notional principal amounts of these agreements were $150 million and $100 million, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof. Under these agreements, the Company pays fixed rates of interest ranging from 5.6% to 6.4% and receives floating rates of interest based on three month LIBOR. These agreements mature in 2002 ($100 million notional principal amount) and in 2003 ($50 million notional principal amount). The difference between amounts to be paid or received on interest rate swap agreements is recorded as interest expense. During 1999, interest rate swap agreements for an aggregate notional amount of $200 million expired. Net receipts of $0.7 million and net payments of $1.0 million and $0.3 million were made under the Company's interest rate swap agreements for the years ended December 31, 2000, 1999 and 1998, respectively.

In March 2001, the Company entered into two interest rate swap agreements with an aggregate notional principal amount of $50 million. Under these agreements, the Company pays fixed rates of interest of 4.9% and 4.7% and receives a floating rate of interest based on three month LIBOR. Both agreements mature in 2003.

Natural Gas Swap Agreements
---------------------------

The Company has natural gas swap agreements with a major trading company to manage its exposure to fluctuations in natural gas prices. At December 31, 2000, the aggregate notional principal amount of these agreements was 170,000 MMBtu of natural gas. These agreements are with an institution that is expected to fully perform under the terms thereof. Under these agreements, the Company pays a fixed natural gas price of $5.33 per MMBtu and receives a NYMEX-based natural gas price. These agreements mature in the first quarter of 2001. Realized gains and losses on these natural gas swap agreements are deferred as a component of inventories and are recognized when related costs are recorded to cost of goods sold. Payments and receipts under these natural gas agreements were essentially equal in 2000. During 2000, natural gas swap agreements for an aggregate notional principal amount of 98,000 MMBtu of natural gas expired. There were no natural gas swap agreements outstanding at December 31, 1999.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   10.        Financial Instruments (continued)

Concentration of Credit Risk
----------------------------

The Company derives a significant portion of its revenue from multi-year supply agreements with many of its customers. Aggregate revenues from its three largest customers accounted for approximately 33.6% of net sales in 2000, 33.8% of its net sales in 1999 and 33.7% of its net sales in 1998. The receivable balances from these customers collectively represented 31.5% and 27.8% of the Company's trade accounts receivable at December 31, 2000 and 1999, respectively. As is common in the packaging industry, the Company provides extended payment terms for some of its customers due to the seasonality of the vegetable and fruit pack processing business. Exposure to losses is dependent on each customers' financial position. The Company performs ongoing credit evaluations of its customers' financial condition, and its receivables are generally not collateralized. The Company maintains an allowance for doubtful accounts which management believes is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   11.        Commitments and Contingencies

The Company has a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

                     2001...........    $18,945
                     2002...........     15,022
                     2003...........     12,025
                     2004...........      7,521
                     2005...........      6,545
                     Thereafter.....     31,012
                                        -------
                                        $91,070
                                        =======

Rent expense was approximately $19.0 million in 2000, $18.9 million in 1999 and $18.2 million in 1998.

The Company is a party to routine legal proceedings arising in the ordinary course of its business. The Company is not a party to, and none of its properties are subject to, any pending legal proceedings which could have a material adverse effect on its business or financial condition.

Note   12.        Retirement Benefits

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   12.        Retirement Benefits   (continued)

The changes in benefit obligations and plan assets as well as the funded status of the Company's retirement plans at December 31 are as follows:



                                                                Pension Benefits          Postretirement Benefits
                                                                ----------------          -----------------------
                                                               2000           1999          2000           1999
                                                               ----           ----          ----           ----
                                                                             (Dollars in thousands)

Change in Benefit Obligation
Obligation at beginning of year ....................        $110,423       $107,578       $ 43,054       $ 38,557
   Service cost ....................................           6,986          6,710          1,228          1,031
   Interest cost ...................................           8,671          7,616          3,220          2,944
   Actuarial losses (gains) ........................           1,911         (8,675)         1,445          1,945
   Plan amendments .................................             592            746           --             --
   Benefits paid ...................................          (4,247)        (3,536)        (2,230)        (1,708)
   Participants' contributions .....................            --             --              292            285
   Acquisition .....................................           4,193           --            2,673           --
   Divestitures, curtailments or settlements .......            --              (16)          --             --
   Special termination benefits ....................             311           --             --             --
                                                            --------       --------       --------       --------
Obligation at end of year ..........................         128,840        110,423         49,682         43,054

Change in Plan Assets
Fair value of plan assets at beginning of year .....          85,244         73,833           --             --
   Actual return on plan assets ....................           2,391          7,260           --             --
   Employer contributions ..........................          15,296          8,648          1,938          1,423
   Participants' contributions .....................            --             --              292            285
   Benefits paid ...................................          (4,247)        (3,536)        (2,230)        (1,708)
   Expenses ........................................            (914)          (961)          --             --
                                                            --------       --------       --------       --------
Fair value of plan assets at end of year ...........          97,770         85,244           --             --

Funded Status
Funded Status ......................................         (31,070)       (25,179)       (49,682)       (43,054)
   Unrecognized actuarial (gain) loss ..............          (2,180)       (10,683)         3,239          1,814
   Unrecognized prior service cost .................          15,593         12,552            124            139
                                                            --------      ---------       --------       --------
Net amount recognized ..............................        $(17,657)      $(23,310)      $(46,319)      $(41,101)
                                                            ========       ========       ========       ========

Amounts recognized in the Consolidated Balance
Sheets
   Prepaid benefit cost ............................        $    289       $    144       $   --         $   --
   Accrued benefit liability .......................         (28,983)       (30,898)       (46,319)       (41,101)
   Intangible asset ................................          10,240          7,364           --             --
   Accumulated other comprehensive income ..........             797             80           --             --
                                                            --------       --------       --------       --------
Net amount recognized ..............................        $(17,657)      $(23,310)      $(46,319)      $(41,101)
                                                            ========       ========       ========       ========


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   12.        Retirement Benefits  (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans with projected and accumulated benefit obligations in excess of plan assets were $94.6 million, $84.5 million and $70.2 million, respectively, at December 31, 2000 and $63.2 million, $57.7 million and $42.8 million, respectively, at December 31, 1999.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:


                                                                Pension Benefits                   Postretirement Benefits
                                                        ---------------------------------     -------------------------------
                                                          2000         1999         1998        2000        1999        1998
                                                          ----         ----         ----        ----        ----        ----
                                                                               (Dollars in thousands)

Service cost .....................................     $ 6,986      $ 6,710      $ 6,186      $1,228      $1,031      $1,022
Interest cost ....................................       8,671        7,616        6,315       3,220       2,944       2,511
Expected return on plan assets ...................      (7,925)      (6,722)      (5,823)       --          --          --
Amortization of prior service cost ...............       1,745        1,531          681          15          15          27
Amortization of actuarial (gains) losses .........        (143)         (29)         (97)         20          62          25
Losses due to settlement or curtailment ..........         311         --          2,081        --          --          --
                                                       -------      -------      -------      ------      ------      ------
Net periodic benefit cost ........................     $ 9,645      $ 9,106      $ 9,343      $4,483      $4,052      $3,585
                                                       =======      =======      =======      ======      ======      ======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   12.        Retirement Benefits  (continued)

The principal pension and postretirement benefit plans of the Company used the following weighted average actuarial assumptions as of December 31:

                                                       2000         1999
                                                       ----         ----

             Discount rate......................       7.50%        7.50%
             Expected return on plan assets.....       9.00%        9.00%
             Rate of compensation increase......       3.75%        3.75%

The assumed health care cost trend rates used to determine the accumulated postretirement benefit obligation in 2000 ranged from 9.0% to 10.0% for pre-age 65 retirees and 8.0% to 9.0% for post-age 65 retirees, declining gradually to an ultimate rate of 5.5% in 2007. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1-Percentage    1-Percentage
                                                  Point Increase  Point Decrease
                                                  --------------  --------------
                                                      (Dollars in thousands)

   Effect on postretirement benefit cost.........     $  447         $  (378)
   Effect on postretirement benefit obligation...     $4,070         $(3,500)

The Company participates in several multi-employer pension plans which provide defined benefits to certain of its union employees. Amounts contributed to these plans and charged to pension cost in 2000, 1999 and 1998 were $9.3 million, $9.1 million and $9.3 million, respectively.

The Company also sponsors defined contribution pension and profit sharing plans covering substantially all employees. Company contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $5.1 million in 2000, $5.9 million in 1999 and $5.6 million in 1998.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   13.        Income Taxes

Components of the provision for income taxes are as follows:

                                      2000           1999           1998
                                      ----           ----           ----
                                           (Dollars in thousands)
Current
     Federal ...............        $ 7,859        $ 5,879        $ 8,653
     State .................            816          1,143           --
     Foreign ...............          2,656          2,654          2,100
                                    -------        -------        -------
                                     11,331          9,676         10,753
Deferred
     Federal ...............         10,372          5,952         15,967
     State .................            953         (1,490)          --
     Foreign ...............            424            167            164
                                    -------        -------        -------
                                     11,749          4,629         16,131
                                    -------        -------        -------
                                    $23,080        $14,305        $26,884
                                    =======        =======        =======

The provision for income taxes is included in the Consolidated Statements of Income as follows:

                                               2000        1999       1998
                                               ----        ----       ----
                                                 (Dollars in thousands)


   Income before extraordinary item ......   $25,790     $14,305    $26,884
   Extraordinary item ....................    (2,710)       --         --
                                             -------     -------    -------
                                             $23,080     $14,305    $26,884
                                             =======     =======    =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   13.        Income Taxes  (continued)

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

                                                 2000       1999        1998
                                                 ----       ----        ----
                                                   (Dollars in thousands)

Income taxes computed at the statutory
  U.S. federal income tax rate ............    $20,649    $13,382     $25,483
State and foreign taxes,
  net of federal tax benefit ..............      1,109       (357)         70
Amortization of goodwill ..................      1,009        906         682
Other .....................................        313        374         649
                                               -------    -------     -------
                                               $23,080    $14,305     $26,884
                                               =======    =======     =======
Effective tax rate........................        39.1%      37.4%       36.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                           2000          1999
                                                           ----          ----
                                                         (Dollars in thousands)

Deferred tax assets:
  Book reserves not yet deductible for tax
     purposes .....................................     $ 54,886      $ 66,675
  Net operating loss carryforwards ................       55,356        53,534
  AMT and other credit carryforwards ..............       14,635         9,016
  Other ...........................................        2,609         3,527
                                                        --------      --------
     Total deferred tax assets ....................      127,486       132,752

Deferred tax liabilities:
  Tax over book depreciation ......................      106,224        97,174
  Book over tax basis of assets acquired ..........       18,785        18,349
  Other ...........................................        2,843         2,636
                                                        --------      --------
     Total deferred tax liabilities ...............      127,852       118,159
                                                        --------      --------

Net deferred tax (liability) asset ................     $   (366)     $ 14,593
                                                        ========      ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   13.        Income Taxes  (continued)

The Company files a consolidated U.S. federal income tax return which includes all domestic subsidiaries except CS Can. At December 31, 2000, the Company had net operating loss carryforwards of approximately $94.4 million (excluding $51.0 million from CS Can) which are available to offset future consolidated taxable income of the group and expire from 2007 through 2012. The Company believes that it is more likely than not that these net operating loss carryforwards will be available to reduce future income tax liabilities based upon continued profitability and estimated future taxable income. The Company also has $14.2 million of alternative minimum tax credits which are available indefinitely to reduce future tax payments for regular federal income tax purposes.

Pre-tax income of foreign subsidiaries was $8.9 million in 2000, $8.1 million in 1999 and $6.3 million in 1998. At December 31, 2000, the cumulative amount of unremitted foreign earnings for which no deferred taxes have been provided aggregated $15.9 million. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. income tax liability.

Note   14.        Stock Option Plan

The Company has established a stock option plan (the "Plan") for key employees pursuant to which options to purchase shares of Common Stock of the Company may be granted.

The Plan authorizes grants of non-qualified or incentive stock options to purchase shares of the Company's Common Stock. A maximum of 3,533,417 shares may be issued for stock options under the Plan. As of December 31, 2000, there were options for 795,914 shares of the Company's Common Stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of the Common Stock on the grant date. The stock options granted under the Plan generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   14.        Stock Option Plan  (continued)

The following is a summary of stock option activity for years ended December 31, 2000, 1999 and 1998:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------    ----------------

  Options outstanding at December 31, 1997 .....    1,940,103        $ 3.71
                                                    =========

     Granted ...................................       95,000        $33.92
     Exercised .................................   (1,100,580)         2.13
                                                    ---------
  Options outstanding at December 31, 1998 .....      934,523          8.64
                                                    =========

     Granted ...................................      115,000        $17.61
     Exercised .................................     (192,255)         2.67
                                                    ---------
  Options outstanding at December 31, 1999 .....      857,268         11.17
                                                    =========

     Granted ...................................      823,900        $13.62
     Exercised .................................     (256,203)         2.00
     Canceled ..................................     (236,500)        21.88
                                                    ---------
  Options outstanding at December 31, 2000 .....    1,188,465         12.71
                                                    =========

At December 31, 2000, 1999 and 1998, the remaining contractual life of options outstanding was 7.5 years, 4.8 years and 4.8 years, respectively, and there were 360,065, 581,488 and 645,455 options exercisable with weighted average exercise prices of $8.12, $5.16 and $3.12, respectively.

The following is a summary of stock options outstanding and exercisable at December 31, 2000 by range of exercise price:


    Range of                           Remaining          Weighted                           Weighted
    Exercise           Number         Contractual          Average                            Average
     Prices          Outstanding      Life (Years)      Exercise Price     Exercisable     Exercise Price
     ------          -----------      ------------      --------------     -----------     --------------

$ 0.56 - $ 9.81        347,065            4.7              $ 3.69            271,065         $ 2.20
 13.38 -  22.13        771,400            8.8               14.98             51,000          21.22
 28.88 -  36.75         70,000            6.8               32.43             38,000          32.74
                     ---------                                               -------
                     1,188,465                                               360,065
                     =========                                               =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   14.        Stock Option Plan  (continued)

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the fair value of such awards at the grant date, in accordance with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share would have been as follows (dollars in thousands, except per share amounts):

                                               2000        1999        1998
                                               ----        ----        ----
       Net income:
           As reported ................      $31,308     $23,930     $45,924
           Pro forma ..................       29,865      23,291      45,361
       Basic earnings per share:
           As reported ................        $1.77       $1.35       $2.41
           Pro forma ..................         1.69        1.32        2.39
       Diluted earnings per share:
           As reported ................        $1.74       $1.32       $2.30
           Pro forma ..................         1.66        1.28        2.27

The weighted average fair value of options granted was $9.28, $10.10 and $14.22 for 2000, 1999 and 1998, respectively.

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2000, 1999 and 1998:

                                              2000        1999        1998
                                              ----        ----        ----

       Risk-free interest rate.........        6.6%        5.2%        5.6%
       Expected volatility.............       60.6%       50.4%       38.6%
       Dividend yield..................         -           -           -
       Expected option life (years)....          8           8           5


Note   15.        Capital Stock

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

The Company's Board of Directors previously authorized the repurchase by the Company of up to $70.0 million of its Common Stock from time to time in the open market, through privately negotiated transactions or through block purchases. The Company's repurchases of Common Stock are recorded as treasury stock and result in an increase in deficiency in stockholders' equity. Through December 31, 2000, the Company had repurchased 2,708,975 shares of its Common Stock for $61.0 million, which were initially funded from Revolving Loan borrowings under its Credit Agreement that were repaid with operating cash flows. In 1998, the Company issued 23,500 shares ($0.6 million) of its Common Stock from its treasury stock for stock option exercises.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   16.        Earnings Per Share

The components of the calculation of earnings per share are as follows (dollars and shares in thousands):


                                                     2000         1999         1998
                                                     ----         ----         ----

Income before extraordinary item ............      $35,524      $23,930      $45,924
Extraordinary item ..........................        4,216         --           --
                                                   -------      -------      -------
Net income ..................................      $31,308      $23,930      $45,924
                                                   =======      =======      =======

Weighted average number of shares used in:
Basic earnings per share ....................       17,652       17,706       19,003
Assumed exercise of employee stock options...          351          492          948
                                                    ------       ------       ------
Diluted earnings per share ..................       18,003       18,198       19,951
                                                    ======       ======       ======


Options to purchase 743,575 to 997,900 shares of Common Stock at prices ranging from $9.3125 to $36.75 per share for 2000, 215,000 to 330,000 shares of Common Stock at prices ranging from $17.00 to $36.75 per share for 1999 and 140,000 shares of Common Stock at prices ranging from $28.875 to $36.75 per share for 1998 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   17.        Related Party Transactions

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

In consideration for its services, S&H receives a fee in an amount equal to 90.909% of 4.95% of Holdings' consolidated EBDIT (as defined in the Management
Agreements) until EBDIT has reached the Scheduled Amount set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. In 1999 and 1998, in consideration for its services S&H received a fee of 4.95% of Holdings' consolidated EBDIT until EBDIT reached the Scheduled Amount as set forth in the Management Agreements, and 3.3% of Holdings' consolidated EBDIT after EBDIT exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all out-of-pocket expenses. The total amount paid under the Management Agreements was $4.9 million, $5.5 million (including $0.5 million paid to MS & Co. by S&H) and $5.3 million (including $0.5 million paid to MS & Co. by S&H) in 2000, 1999 and 1998, respectively, and was allocated, based upon EBDIT, as a charge to operating income of each business segment. Under the terms of the Management Agreements, the Company has agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

For financial advisory services provided by MS & Co. to Holdings and its subsidiaries, MS & Co. was paid $0.5 million in 2000 by the Company and $0.5 million in each of 1999 and 1998 by S&H.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   18.        Business Segment Information

The Company is engaged in the packaging industry and has three business units: metal food containers, plastic containers and specialty packaging. The metal food containers segment manufactures steel and aluminum containers for human and pet food products. The plastic container segment manufactures custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, as well as plastic closures, caps, sifters and fitments and thermoformed plastic tubs for food, pet care and household products. The specialty packaging business includes the manufacture of specialty packaging items used in the food and beverage industries, including steel closures, aluminum roll-on closures, plastic bowls and cans and paperboard containers. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production and marketing strategies. Each segment operates primarily in the United States. There are no intersegment sales.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of the respective business units based upon earnings before interest, taxes, depreciation and amortization, as adjusted for unusual items ("Adjusted EBITDA"). The Company believes Adjusted EBITDA provides important information in enabling it to assess its ability to service and incur debt. Adjusted EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income data prepared in accordance with accounting principles generally accepted in the United States.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   18.        Business Segment Information  (continued)

Reportable business segment information for each of the past three years for the Company's three business segments are as follows:



                                       Metal Food         Plastic       Specialty
                                      Containers(1)     Containers      Packaging        Other(2)          Total
                                      -------------     ----------      ---------        --------          -----
                                                                (Dollars in thousands)

2000
----
Net sales ........................     $1,380,562        $373,048        $123,887        $  --          $1,877,497
Adjusted EBITDA ..................        173,729          64,820          10,579         (3,056)          246,072
Depreciation and amortization ....         52,840          26,217           9,810            103            88,970
Segment profit (loss) ............        120,889          38,603             769         (3,159)          157,102

Segment assets ...................        854,067         432,112          95,196           --           1,381,375
Capital expenditures .............         58,617          25,035           5,555             20            89,227

1999
----
Net sales ........................     $1,430,973        $323,038        $138,067        $  --          $1,892,078
Adjusted EBITDA ..................        172,469          62,868          14,854         (3,776)          246,415
Depreciation and amortization ....         51,720          24,219           9,930            105            85,974
Segment profit (loss) ............        120,749          38,649           4,924         (3,881)          160,441

Segment assets ...................        780,774         284,021         105,508           --           1,170,303
Capital expenditures .............         56,798          24,549           6,061             13            87,421

1998
----
Net sales ........................     $1,323,706        $312,834        $132,205        $  --          $1,768,745
Adjusted EBITDA ..................        164,357          58,216          12,172         (2,981)          231,764
Depreciation and amortization ....         48,275          20,179           8,931            115            77,500
Segment profit (loss) ............        116,082          38,037           3,241         (3,096)          154,264

Segment assets ...................        816,999         285,790         104,902           --           1,207,691
Capital expenditures .............         46,601          34,153           5,294             25            86,073

--------------

(1)      Excludes rationalization charges of $36.1 million recorded in 1999.
(2)      The other category provides information pertaining to the corporate holding company.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   18.        Business Segment Information  (continued)

Total segment profit is reconciled to income before income taxes as follows:

                                              2000          1999          1998
                                              ----          ----          ----
                                                  (Dollars in thousands)

Total segment profit .................      $157,102      $160,441      $154,264
Interest and other debt expense ......        91,178        86,057        81,456
Rationalization charges ..............          --          36,149          --
                                            --------      --------      --------
   Income before income taxes ........      $ 65,924      $ 38,235      $ 72,808
                                            ========      ========      ========

Total segment assets are reconciled to total assets as follows:

                                            2000          1999          1998
                                            ----          ----          ----
                                                  (Dollars in thousands)

Total segment assets ..............      $1,381,375    $1,170,303    $1,207,691
Deferred tax asset ................            --          14,593        15,902
Other assets ......................           2,449           389           452
                                         ----------    ----------    ----------
   Total assets ...................      $1,383,824    $1,185,285    $1,224,045
                                         ==========    ==========    ==========

Financial information relating to the Company's operations by geographic area is as follows:

                                            2000          1999          1998
                                            ----          ----          ----
                                                  (Dollars in thousands)
Net Sales:
   United States ..................      $1,823,349    $1,845,180    $1,725,902
   Canada .........................          54,148        46,898        42,843
                                         ----------    ----------    ----------
      Total net sales .............      $1,877,497    $1,892,078    $1,768,745
                                         ==========    ==========    ==========

Long-Lived Assets:
   United States ..................      $  838,180    $  729,628    $  762,596
   Canada .........................          24,371        23,438        18,052
                                         ----------    ----------    ----------
      Total long-lived assets .....      $  862,551    $  753,066    $  780,648
                                         ==========    ==========    ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   18.        Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Metal food container and specialty packaging sales to Nestle Food Company accounted for 12.2%, 12.0% and 13.6% of consolidated net sales of the Company during 2000, 1999 and 1998, respectively. Metal food container sales to Del Monte Corporation accounted for 10.7%, 10.9%, and 11.8% of consolidated net sales of the Company during 2000, 1999 and 1998, respectively. Metal food container and specialty packaging sales to Campbell Soup Company accounted for 10.7%, 10.9% and 8.4% of consolidated net sales of the Company during 2000, 1999 and 1998, respectively.

Note   19.        Quarterly Results of Operations  (Unaudited)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data):


                                                       First           Second         Third           Fourth
                                                       ----            ------         -----           ------

2000
----
Net sales ....................................       $418,505        $430,206       $571,369        $457,417
Gross profit .................................         48,718          52,643         74,508          53,381
Income before extraordinary item .............          5,291           6,244         18,485           5,504
Net income ...................................          5,291           6,244         18,485           1,288

Basic earnings per share:
   Income before extraordinary item ..........          $0.30           $0.35          $1.04           $0.31
   Net income ................................           0.30            0.35           1.04            0.07

Diluted earnings per share:
   Income before extraordinary item ..........          $0.29           $0.35          $1.03           $0.30
   Net income ................................           0.29            0.35           1.03            0.07

1999
----
Net sales ....................................       $405,938        $441,096       $582,261        $462,783
Gross profit .................................         47,859          59,808         74,678          53,039
Net income ...................................          5,623          11,487          6,033             787

Basic net income per share ...................          $0.31           $0.65          $0.34           $0.04

Diluted net income per share .................          $0.30           $0.64          $0.34           $0.04


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note   19.        Quarterly Results of Operations (Unaudited)  (continued)

Earnings per share amounts are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

The results of operations for the fourth quarter of 2000 include an extraordinary loss of $4.2 million after-tax ($0.24 per basic share and $0.23 per diluted share) for the premium paid in connection with the redemption of the 13 1/4% Debentures and for the write-off of related unamortized financing costs.

The results of operations for the third quarter of 1999 include a pre-tax non-cash charge of $24.2 million for the reduction in the carrying value of certain assets of the metal food container business deemed to be surplus or obsolete.

The results of operations for the fourth quarter of 1999 include a pre-tax charge of $11.9 million incurred in connection with the Company's closing of two West Coast metal food container facilities.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SILGAN HOLDINGS INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                             (Dollars in thousands)


                                                           2000         1999
                                                           ----         ----
Assets
Current assets:
   Cash and cash equivalents .......................    $     32     $      49
   Notes receivable - subsidiaries .................      41,758        36,783
   Interest receivable - subsidiaries ..............       6,665        10,088
   Other current assets ............................          20            27
                                                        --------     ---------
     Total current assets ..........................      48,475        46,947

Notes receivable-subsidiaries ......................     606,002       703,965
Deferred tax asset .................................      81,296        80,201
Other assets .......................................       2,398           312
                                                        --------     ---------
                                                        $738,171     $ 831,425
                                                        ========     =========

Liabilities and Deficiency in Stockholders' Equity
Current liabilities:
   Current portion of long-term debt ...............    $ 41,758     $  36,783
   Accrued interest payable ........................       6,665        10,088
   Accounts payable and accrued expenses ...........         881         1,267
                                                        --------     ---------
     Total current liabilities .....................      49,304        48,138

Excess of distributions over investment
   in subsidiaries .................................      75,425       114,703
Long-term debt .....................................     606,002       703,965
Other liabilities ..................................      27,820        13,353

Deficiency in stockholders' equity:
   Common stock ....................................         204           201
   Paid-in capital .................................     118,099       118,666
   Retained earnings (accumulated deficit) .........     (76,702)     (108,010)
   Accumulated other comprehensive income (loss) ...      (1,588)         (273)
   Treasury stock at cost (2,685,475 and
      2,585,475 shares, respectively) ..............     (60,393)      (59,318)
                                                        --------     ---------
     Total deficiency in stockholders' equity ......     (20,380)      (48,734)
                                                        --------     ---------
                                                        $738,171     $ 831,425
                                                        ========     =========


                       See notes to condensed financial statements.

                      SILGAN HOLDINGS INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
             For the years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)



                                                       2000        1999        1998
                                                       ----        ----        ----

Net sales ........................................   $   --      $   --      $   --

Cost of goods sold ...............................       --          --          --
                                                     -------     -------     -------
     Gross profit ................................       --          --          --

Selling, general and administrative expenses .....     3,137       3,873       3,095
                                                     -------     -------     -------
     Loss from operations ........................    (3,137)     (3,873)     (3,095)

Interest and other debt expense, net .............       --          --          --
                                                     -------     -------     -------
     Loss before income taxes ....................    (3,137)     (3,873)     (3,095)

Benefit from income taxes ........................    (1,227)     (1,475)     (1,145)
                                                     -------     -------     -------
     Loss before equity in losses of affiliate....    (1,910)     (2,398)     (1,950)

Equity in losses of affiliate ....................    (4,610)       --          --
                                                     -------     -------     -------
      Net loss before equity in earnings
       of consolidated subsidiaries ..............    (6,520)     (2,398)     (1,950)

Equity in earnings of consolidated subsidiaries...    37,828      26,328      47,874
                                                     -------     -------     -------

     Net income ..................................   $31,308     $23,930     $45,924
                                                     =======     =======     =======


                      See  notes to  condensed  financial statements.

                              SILGAN HOLDINGS INC. (Parent Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 2000, 1999 and 1998
                                     (Dollars in thousands)


                                                                 2000        1999        1998
                                                                 ----        ----        ----
Cash flows provided by (used in) operating activities:
     Net income ...........................................   $ 31,308    $ 23,930    $ 45,924
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Equity in earnings of consolidated subsidiaries ....    (37,828)    (26,328)    (47,874)
       Equity in losses of affiliate ......................      4,610        --          --
       Deferred income tax provision ......................     (1,227)     (1,475)     (1,145)
       Changes in other assets and liabilities, net .......      9,634       3,386         783
                                                              --------    --------    --------
     Net cash provided by (used in) operating activities...      6,497        (487)     (2,312)
                                                              --------    --------    --------

Cash flows provided by (used in) investing activities:
        Notes receivable from subsidiaries ................     92,988      31,807      18,365
        Investment in equity affiliate ....................     (7,026)       --          --
        Cash distribution received from subsidiaries ......      1,075      16,563      43,378
                                                              --------    --------    --------
     Net cash provided by investing activities ............     87,037      48,370      61,743
                                                              --------    --------    --------
Cash flows provided by (used in) financing activities:
        Repayments and redemptions of long-term debt ......    (92,988)    (31,807)    (18,365)
        Proceeds from stock option exercises ..............        512         514       2,341
        Repurchase of common stock ........................     (1,075)    (16,563)    (43,378)
                                                              --------    --------    --------
     Net cash used in financing activities ................    (93,551)    (47,856)    (59,402)
                                                              --------    --------    --------
Cash and cash equivalents:
     Net (decrease) increase ..............................        (17)         27          29
     Balance at beginning of year .........................         49          22          (7)
                                                              --------    --------    --------
     Balance at end of year ...............................   $     32    $     49    $     22
                                                              ========    ========    ========


                           See  notes to  condensed  financial statements.

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             For the years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

Note   1.         Basis of Presentation

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

Note   2.         Long-Term Debt

Debt obligations of the Parent Company at December 31 consist of the following:

                                                      2000          1999
                                                      ----          ----
                                                   (Dollars in thousands)
Bank Debt:
   Bank A Term Loans ...........................    $159,218      $194,047
   Bank B Term Loans ...........................     188,542       190,495
                                                    --------      --------
     Total bank debt ...........................     347,760       384,542
                                                    --------      --------

Subordinated Debt:
   9% Senior Subordinated Debentures ...........     300,000       300,000
   13 1/4% Subordinated Debentures .............        --          56,206
                                                    --------      --------
     Total subordinated debt ...................     300,000       356,206
                                                    --------      --------

Total Debt .....................................     647,760       740,748
   Less current portion of long-term debt ......      41,758        36,783
                                                    --------      --------
                                                    $606,002      $703,965
                                                    ========      ========

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

Note   2.         Long-Term Debt (continued)

The aggregate annual maturities of outstanding debt obligations of the Parent Company at December 31, 2000 are as follows (dollars in thousands):


                     2001...........     $ 41,758
                     2002...........       56,685
                     2003...........       66,636
                     2004...........        1,954
                     2005...........      180,727
                     Thereafter.....      300,000
                                         --------
                                         $647,760
                                         ========


As of December 31, 2000 and 1999, the obligations of Holdings had been pushed down to its subsidiaries.

In 2000 and 1999, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.

Note   3.         Guarantees

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings' subsidiaries may borrow up to $670.5 million of revolving loans under the Credit Agreement. Holdings' guarantee under the Credit Agreement is secured by a pledge by Holdings of all of the stock of certain of its U.S. subsidiaries. Holdings also guarantees all of the indebtedness of its Canadian subsidiaries under the Canadian Bank Facility. At December 31, 2000, term loans of Cdn. $17.0 million (U.S. $11.3 million) and revolving loans of Cdn. $2.3 million (U.S. $1.6 million) were outstanding under the Canadian Bank Facility. Holdings' guarantee under the Canadian Bank Facility is secured by a pledge by Holdings of all of the stock of its Canadian subsidiaries.

Note   4.         Dividends from Subsidiaries

Cash dividends received by Holdings from its consolidated subsidiaries accounted for by the equity method were $1.1 million, $16.6 million and $43.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             SILGAN HOLDINGS INC.
                            For the years ended December 31, 2000, 1999 and 1998
                                            (Dollars in thousands)


                                                                             Additions
                                                                             ---------

                                                       Balance at     Charged to    Charged                       Balance
                                                       beginning      costs and     to other                     at end of
Description                                            of period       expenses     accounts     Deductions       period
-----------                                            ----------     ----------    --------     ----------      ---------

For the year ended December 31, 2000:

Allowance for doubtful
    accounts receivable .........................        $2,991         $ 165        $305         $(460)(1)       $3,001
                                                         ======         =====        ====         =====           ======

For the year ended December 31, 1999:

Allowance for doubtful
    accounts receivable .........................        $3,325         $(684)       $500         $(150)(1)       $2,991
                                                         ======         =====        ====         =====           ======

For the year ended December 31, 1998:

Allowance for doubtful
    accounts receivable .........................        $3,415         $ 361        $ 57         $(508)(1)       $3,325
                                                         ======         =====        ====         =====           ======



(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS



Exhibit No.                                  Exhibit
-----------                                  -------


   10.7 First Amendment and Consent, dated as of December 3, 1997, among Holdings, Containers, Plastics, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

   10.8 Second Amendment and Consent, dated as of June 1, 1998, among Holdings, Containers, Plastics, Silgan Containers Manufacturing Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

   10.9 Third Amendment, dated as of August 29, 2000, among Holdings, Containers, Plastics, Silgan Containers Manufacturing Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger.

    12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

    21             Subsidiaries of the Registrant.

    23             Consent of Ernst & Young LLP.