Form 10-Q
period 2001-03-31
SILGAN HOLDINGS INC
filed 2001-05-15
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

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

                            Yes [ X ] No [ ]


As of May 14, 2001, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,702,897.

                             SILGAN HOLDINGS INC.

                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information ........................................    3

     Item 1.  Financial Statements ....................................    3

              Condensed Consolidated Balance Sheets at
              March 31, 2001 and 2000 and December 31, 2000 ...........    3

              Condensed Consolidated Statements of Income
              for the three months ended March 31, 2001
              and 2000 ................................................    4

              Condensed Consolidated Statements of Cash
              Flows for the three months ended March 31, 2001
              and 2000 ................................................    5

              Condensed Consolidated Statements of Deficiency
              in Stockholders' Equity for the three months
              ended March 31, 2000 and 2001 ...........................    6

              Notes to Condensed Consolidated Financial
              Statements ..............................................    7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   15

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk .............................................   21

Part II.  Other Information ...........................................   21

     Item 6.  Exhibits and Reports on Form 8-K ........................   21

Signatures ............................................................   22

Exhibit Index .........................................................   23

Part I. Financial Information
Item 1. Financial Statements

                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                        March 31,      March 31,      Dec. 31,
                                                          2001           2000           2000
                                                          ----           ----           ----
Assets

Current assets:
  Cash and cash equivalents ......................    $   20,974     $    5,681     $   20,073
  Trade accounts receivable, net .................       171,501        153,974        168,307
  Inventories ....................................       323,909        296,005        279,737
  Prepaid expenses and other current assets ......        18,131          9,723         11,874
                                                      ----------     ----------     ----------
      Total current assets .......................       534,515        465,383        479,991

Property, plant and equipment, net ...............       705,778        640,041        709,513
Goodwill, net ....................................       151,625        106,567        153,038
Other assets .....................................        42,679         48,051         41,282
                                                      ----------     ---------      ----------
                                                      $1,434,597     $1,260,042     $1,383,824
                                                      ==========     ==========     ==========


Liabilities and Deficiency in Stockholders' Equity

Current liabilities:
  Bank revolving loans ...........................    $  110,925     $  110,849     $     --
  Current portion of long-term debt ..............        44,778         39,342         44,948
  Trade accounts payable .........................       133,682        128,323        208,144
  Accrued payroll and related costs ..............        55,625         55,828         56,452
  Accrued interest payable .......................        15,088         15,957          9,564
  Accrued liabilities ............................        15,432         22,594         13,142
                                                      ----------     ----------     ----------
      Total current liabilities ..................       375,530        372,893        332,250

Long-term debt ...................................       986,067        843,866        986,527
Other liabilities ................................        93,686         86,828         85,427

Deficiency in stockholders' equity:
  Common stock ...................................           204            202            204
  Paid-in capital ................................       118,099        118,610        118,099
  Retained earnings (accumulated deficit) ........       (74,477)      (102,719)       (76,702)
  Accumulated other comprehensive (loss) .........        (4,119)          (320)        (1,588)
  Treasury stock .................................       (60,393)       (59,318)       (60,393)
                                                      ----------     ----------     ----------
      Total deficiency in stockholders' equity ...       (20,686)       (43,545)       (20,380)
                                                      ----------     ----------     ----------
                                                      $1,434,597     $1,260,042     $1,383,824
                                                      ==========     ==========     ==========


                                                See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended March 31, 2001 and 2000
             (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                             2001        2000
                                                             ----        ----

Net sales ............................................     $443,514    $418,505

Cost of goods sold ...................................      392,584     369,787
                                                           --------    --------
     Gross profit ....................................       50,930      48,718

Selling, general and administrative expenses .........       18,732      19,063

Rationalization charge ...............................        3,490        --
                                                           --------    --------
     Income from operations ..........................       28,708      29,655

Interest and other debt expense ......................       22,868      20,981
                                                           --------    --------
     Income before income taxes and equity in ........        5,840       8,674
          losses of affiliate

Provision for income taxes ...........................        2,347       3,383
                                                           --------    --------
     Income before equity in losses of affiliate .....        3,493       5,291

Equity in losses of affiliate ........................        1,268        --
                                                           --------    --------
     Net income ......................................     $  2,225    $  5,291
                                                           ========    ========

Per share data:

     Basic earnings per share ........................        $0.13       $0.30
                                                              =====       =====
     Diluted earnings per share ......................        $0.12       $0.29
                                                              =====       =====

Weighted average number of shares:

     Basic ...........................................       17,703      17,552

     Assumed exercise of employee stock options ......          281         482
                                                            -------     -------
     Diluted .........................................       17,984      18,034
                                                            =======     =======


                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 2001 and 2000
                                (Dollars in thousands)
                                     (Unaudited)

                                                             2001         2000
                                                             ----         ----
Cash flows provided by (used in) operating activities:
  Net income .........................................   $   2,225    $   5,291
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation ...................................      21,906       20,817
      Amortization ...................................       1,887        1,372
      Rationalization charge .........................       3,490         --
      Equity in losses of affiliate ..................       1,268         --
      Other changes that provided (used) cash:
           Trade accounts receivable, net ............      (3,193)     (25,879)
           Inventories ...............................     (44,172)     (46,434)
           Trade accounts payable ....................     (74,462)     (47,107)
           Other, net ................................       3,377          (59)
                                                         ---------    ---------
      Net cash used in operating activities ..........     (87,674)     (91,999)
                                                         ---------    ---------

Cash flows provided by (used in) investing activities:
  Investment in equity affiliate .....................      (3,039)        --
  Capital expenditures ...............................     (19,312)     (16,169)
  Proceeds from asset sales ..........................          75          507
                                                         ---------    ---------
      Net cash used in investing activities ..........     (22,276)     (15,662)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities:
  Borrowings under revolving loans ...................     282,051      272,944
  Repayments under revolving loans ...................    (171,126)    (162,095)
  Proceeds from stock option exercises ...............        --             82
  Repayments and redemptions of long-term debt .......         (74)        --
                                                         ---------    ---------
      Net cash provided by financing activities ......     110,851      110,931
                                                         ---------    ---------

Cash and cash equivalents:
  Net increase .......................................         901        3,270
  Balance at beginning of year .......................      20,073        2,411
                                                         ---------    ---------
  Balance at end of period ...........................   $  20,974    $   5,681
                                                         =========    =========

Interest paid ........................................   $  16,379    $  15,673
Income taxes paid ....................................         489        1,335


                             See accompanying notes.

                                                                SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY
                                                              IN STOCKHOLDERS' EQUITY
                                                For the three months ended March 31, 2000 and 2001
                                                         (Dollars and shares in thousands)
                                                                    (Unaudited)



                                                Common Stock                    Retained     Accumulated                 Total
                                                ------------                    earnings        other                deficiency in
                                                          Par       Paid-in   (accumulated  comprehensive  Treasury   stockholders'
                                               Shares    value      capital     deficit)    income (loss)    stock       equity
                                               ------    -----      -------     -------     -------------    -----       ------

Balance at December 31, 1999 ............      17,547    $201      $118,666    $(108,010)     $  (273)     $(59,318)    $(48,734)

Comprehensive income:

   Net income ...........................                                          5,291                                   5,291

   Foreign currency translation .........                                                         (47)                       (47)
                                                                                                                        --------
Comprehensive income ....................                                                                                  5,244

Stock option exercises, net of
   tax provision of $137 ................          45       1           (56)                                                 (55)
                                               ------    ----      --------    ---------      -------      --------     --------
Balance at March 31, 2000 ...............      17,592    $202      $118,610    $(102,719)     $  (320)     $(59,318)    $(43,545)
                                               ======    ====      ========    =========      =======      ========     ========

Balance at December 31, 2000 ............      17,703    $204      $118,099    $ (76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income:

   Net income ...........................                                          2,225                                   2,225

   Change in fair value of
      derivatives, net of tax
      benefit of $1,086 .................                                                      (1,617)                    (1,617)

   Foreign currency translation .........                                                        (914)                      (914)
                                                                                                                        --------
Comprehensive income (loss)..............                                                                                   (306)
                                               ------    ----      --------    ---------      -------      --------     --------
Balance at March 31, 2001................      17,703    $204      $118,099    $ (74,477)     $(4,119)     $(60,393)    $(20,686)
                                               ======    ====      ========    =========      =======      ========     ========






                                                         See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 1.  Basis of Presentation

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

The condensed consolidated balance sheet at December 31, 2000 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Holdings' Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 2.  Recently Adopted Accounting Pronouncement

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type and effectiveness of the hedge transaction.

The Company utilizes certain financial instruments to manage its interest rate and energy cost exposures. The Company limits its use of derivative financial instruments to interest rate and natural gas swap agreements. The Company does not utilize derivative financial instruments for speculative purposes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 2.  Recently Adopted Accounting Pronouncement (continued)

The Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At March 31, 2001 and January 1, 2001, the aggregate notional principal amounts of these agreements were $200 million and $150 million, respectively. Under these agreements, the Company pays fixed rates of interest ranging from 4.7% to 6.4% and receives floating rates of interest based on three month LIBOR. These agreements mature in 2002 ($100 million notional principal amount) and in 2003 ($100 million notional principal amount).

The Company periodically enters into natural gas swap agreements to manage its exposure to fluctuations in natural gas prices. At January 1, 2001, the aggregate notional principal amount of these agreements was 170,000 MMBtu of natural gas. Under these agreements, the Company paid a fixed natural gas price of $5.33 per MMBtu and received a NYMEX-based natural gas price. There were no natural gas swap agreements in effect at March 31, 2001.

The interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values will be recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values will be recorded in earnings.

The adoption of SFAS No. 133 on January 1, 2001 resulted in the Company recording a net liability of $0.1 million on the balance sheet to reflect the fair value of outstanding swap agreements and a transition adjustment of $0.1 million ($0.1 million net of tax) to reflect the cumulative effect of adoption in accumulated other comprehensive income (loss). The fair value of the outstanding swap agreements in effect at March 31, 2001 was $2.7 million and recorded in other liabilities. As a result, the Company recorded an additional decrease to accumulated other comprehensive income (loss) of $1.5 million, net of both taxes and net gains reclassified to earnings. The company estimates that it will reclassify $0.8 million of the amount recorded in accumulated other comprehensive income (loss) to earnings during the next nine months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan includes elimination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Cash payments related to this facility closing are expected through 2001.

As part of its plan to integrate and rationalize the operations of its various acquired businesses, the Company has established reserves for employee severance and benefits, plant exit costs and assumed liabilities. These costs are expected to be incurred through 2002.

Activity in the Company's rationalization and acquisition reserves since December 31, 2000 is summarized as follows:


                                   Severance
                                      and     Plant Exit    Assumed
                                   Benefits      Costs    Liabilities   Total
                                  ----------  ----------  -----------   -----
                                             (Dollars in thousands)

Balance at December 31, 2000 ...    $2,364      $5,559      $4,252     $12,175

Rationalization Charge .........       874       2,616        --         3,490

Utilized .......................      (763)       (390)       (386)     (1,539)
                                    ------      ------      ------     -------

Balance at March 31, 2001 ......    $2,475      $7,785      $3,866     $14,126
                                    ======      ======      ======     =======


Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                    March 31,      March 31,      Dec. 31,
                                      2001           2000           2000
                                      ----           ----           ----
                                             (Dollars in thousands)

Accrued liabilities ............    $ 9,413        $11,157        $ 7,462
Other liabilities ..............      4,713          8,115          4,713
                                    -------        -------        -------
                                    $14,126        $19,272        $12,175
                                    =======        =======        =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 4.  Comprehensive Income (Loss)

Comprehensive income is reported in the Condensed Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                              March 31,     March 31,   Dec. 31,
                                                2001          2000        2000
                                                ----          ----        ----
                                                    (Dollars in thousands)

Foreign currency translation ............     $(1,605)      $(220)     $  (691)
Change in fair value of derivatives .....      (1,617)        --           --
Minimum pension liability ...............        (897)       (100)        (897)
                                              -------       -----      -------
   Accumulated other comprehensive
      income (loss) .....................     $(4,119)      $(320)     $(1,588)
                                              =======       =====      =======


The change in fair value of derivatives component of accumulated other comprehensive income (loss) is comprised of $0.1 million, net of tax, for the cumulative effect of adopting SFAS No. 133 and $1.5 million, net of both tax and net gains reclassified to earnings, for the change in fair value of derivatives for the three months ended March 31, 2001. The amount reclassified to earnings for the three months ended March 31, 2001 was not material.

Note 5.  Inventories

Inventories consisted of the following:

                                           March 31,     March 31,      Dec. 31,
                                             2001          2000           2000
                                             ----          ----           ----
                                                   (Dollars in thousands)

Raw materials ........................     $ 32,983      $ 39,172      $ 43,873
Work-in-process ......................       54,591        49,496        51,191
Finished goods .......................      217,059       188,515       165,680
Spare parts and other ................       12,262        10,891        11,698
                                           --------      --------      --------
                                            316,895       288,074       272,442
Adjustment to value inventory
   at cost on the LIFO Method ........        7,014         7,931         7,295
                                           --------      --------      --------
                                           $323,909      $296,005      $279,737
                                           ========      ========      ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 6.  Investment in E-Commerce Packaging Venture

In April 2000, the Company announced that it would invest in a neutral, independent e-commerce joint venture, Packtion Corporation ("Packtion"), with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc. Packtion offers an e-commerce solution that integrates the entire packaging supply chain, from design through manufacturing and procurement.

In the first quarter of 2001 in connection with an investment by The Proctor & Gamble Company and E.I. Du Pont de Nemours & Co. in Packtion, the Company funded additional equity investments of $3.1 million, for a total investment of $10.1 million representing approximately a 25% interest in Packtion. The Company has no further obligation to invest or otherwise provide funding to Packtion.

The Company accounts for its investment in Packtion using the equity method. For the three months ended March 31, 2001, the Company recorded equity losses from Packtion aggregating $1.3 million.

During the quarter ended March 31, 2000, the Company incurred start-up costs aggregating $0.7 million related to this venture which were included in selling, general and administrative expenses.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:


                                                March 31,    March 31,    Dec. 31,
                                                  2001         2000         2000
                                                  ----         ----         ----
                                                      (Dollars in thousands)
Bank debt:
  Bank Revolving Loans ...................    $  478,400    $234,600    $  367,400
  Bank A Term Loans ......................       159,218     194,047       159,218
  Bank B Term Loans ......................       188,542     190,495       188,542
  Canadian Bank Facility .................        12,220      15,709        12,850
                                              ----------    --------    ----------
     Total bank debt .....................       838,380     634,851       728,010

Subordinated debt:
  9% Senior Subordinated Debentures ......       300,000     300,000       300,000
  13 1/4% Subordinated Debentures ........          --        56,206          --
  Other ..................................         3,390       3,000         3,456
                                              ----------    --------    ----------
     Total subordinated debt .............       303,390     359,206       303,465

Total debt ...............................     1,141,770     994,057     1,031,475
  Less current portion ...................       155,703     150,191        44,948
                                              ----------    --------    ----------
                                              $  986,067    $843,866    $  986,527
                                              ==========    ========    ==========


Under the Company's U.S. senior secured bank credit facility (the "U.S. Credit Agreement"), the Company has available to it $670.5 million of bank revolving loans. The Company also has $4.5 million of bank revolving loans available to it under its Canadian bank facility (the "Canadian Bank Facility"). Bank revolving loans may be used by the Company for working capital needs, acquisitions and other permitted purposes. Bank revolving loans may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity date under both facilities.

At March 31, 2001, bank revolving loans under the U.S. Credit Agreement consisted of $110.9 million related primarily to seasonal working capital needs and $367.5 million related primarily to long-term financing of acquisitions. At March 31, 2001, there were Cdn. $2.3 million (U.S. $1.5 million) of revolving loans outstanding under the Canadian Bank Facility. At March 31, 2001, amounts expected to be repaid within one year consisted of $110.9 million of bank revolving loans and $44.8 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been reclassified as long-term debt.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)



Note 8.  Income Taxes

The provision for income taxes for the three months ended March 31, 2001 and 2000 was recorded at an effective tax rate of 40.2% and 39.0%, respectively.


Note 9.  Business Segment Information

Reportable business segment information for the three months ended March 31, 2001 and 2000 for the Company's three business segments is as follows:



                                                   Metal Food       Plastic         Specialty
                                                   Containers      Containers(1)    Packaging      Other(2)        Total
                                                   ----------      ----------       ---------      -----           -----
                                                                         (Dollars in thousands)

2001
----
Net sales ...................................      $291,696        $122,296         $29,522       $   --          $443,514
EBITDA(3) ...................................        30,626          23,819           1,841          (714)          55,572
Depreciation and amortization(4) ............        13,032           7,985           2,331            26           23,374
Segment profit (loss) .......................        17,594          15,834            (490)         (740)          32,198

2000
----
Net sales ...................................      $301,997        $ 85,020         $31,488       $   --          $418,505
EBITDA(3) ...................................        34,640          15,444           2,753        (1,392)          51,445
Depreciation and amortization(4) ............        13,069           6,225           2,470            26           21,790
Segment profit (loss) .......................        21,571           9,219             283        (1,418)          29,655



     (1) Excludes a rationalization charge of $3.5 million for the three months ended March 31, 2001 related to the closing of a facility.
     (2) The other category provides information pertaining to the corporate holding company and includes $0.7 million for the three months ended March 31, 2000 related to start-up costs for Packtion, an e-commerce packaging venture.
     (3) EBITDA means earnings before equity in losses of affiliate, interest, taxes, depreciation and amortization.
     (4) Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended March 31, 2001 and 2000.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2001 and 2000 and for the
                     three months then ended is unaudited)


Note 9.  Business Segment Information  (continued)

Total segment profit for the three months ended March 31, 2001 and 2000 is reconciled to income before income taxes as follows:


                                                        2001            2000
                                                        ----            ----
                                                       (Dollars in thousands)

Total segment profit ........................         $32,198         $29,655
Interest and other debt expense .............          22,868          20,981
Rationalization charge ......................           3,490            --
                                                      -------         -------
   Income before income taxes ...............         $ 5,840         $ 8,674
                                                      =======         =======

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of uncertainties and risks, including, but not limited to, those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's other filings with the Securities and Exchange Commission. As a result, the actual results of operations or financial condition of the Company could differ materially from those expressed or implied in such forward-looking statements.

RESULTS OF OPERATIONS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended March 31, 2001 and 2000 are provided below.


                                                   2001           2000
                                                   ----           ----
                                                  (Dollars in millions)
Net sales:
     Metal food containers ...............        $291.7         $302.0
     Plastic containers ..................         122.3           85.0
     Specialty packaging .................          29.5           31.5
                                                  ------         ------
        Consolidated .....................        $443.5         $418.5
                                                  ======         ======

Operating profit:
     Metal food containers ...............        $ 17.6         $ 21.6
     Plastic containers(1) ...............          12.3            9.2
     Specialty packaging .................          (0.5)           0.3
     Other (2) ...........................          (0.7)          (1.4)
                                                  ------         ------
        Consolidated .....................        $ 28.7         $ 29.7
                                                  ======         ======

-------------

     (1) Includes a rationalization charge of $3.5 million for the three months ended March 31, 2001 related to the closing of a facility.

     (2) Includes $0.7 million for the three months ended March 31, 2000 related to start-up costs for Packtion, an e-commerce packaging venture.

Three  Months  Ended March 31, 2001  Compared  with Three Months Ended March 31,
2000

Net Sales. Consolidated net sales increased $25.0 million, or 6.0%, to $443.5 million for the three months ended March 31, 2001, as compared to net sales of $418.5 million for the same three months in the prior year. This increase was the result of higher net sales in the plastic container business, partially offset by lower sales in the metal food container and specialty packaging businesses.

Net sales for the metal food container business were $291.7 million for the three months ended March 31, 2001, a decrease of $10.3 million, or 3.4%, from net sales of $302.0 million for the same period in 2000. This decrease was primarily attributable to lower unit sales in comparison to a particularly strong first quarter of 2000 in the food can segment.

Net sales for the plastic container business of $122.3 million during the three months ended March 31, 2001 increased $37.3 million, or 43.9%, from net sales of $85.0 million for the same period in 2000. The increase in net sales was principally attributable to the acquisition of RXI Plastics, Inc. ("RXI"), which was acquired in October 2000, and higher unit sales from the existing business. Excluding RXI, first quarter 2001 net sales increased $8.6 million, or 10.1%, versus the same period last year.

Net sales for the specialty packaging business decreased $2.0 million, or 6.3%, to $29.5 million during the three months ended March 31, 2001, as compared to net sales of $31.5 million for the same period in 2000. This decrease was primarily due to lower unit sales.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 88.5% ($392.6 million) for the three months ended March 31, 2001, an increase of 0.1 percentage points as compared to 88.4% ($369.8 million) for the same period in 2000. The slight decline in gross profit margins was primarily attributable to higher energy costs and lower unit sales of the metal food container and specialty packaging businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased by
0.4 percentage points to 4.2% ($18.7 million) for the three months ended March 31, 2001, as compared to 4.6% ($19.1 million) for the same period in 2000. This decrease was the result of lower selling, general and administrative expenses in the metal food container and specialty packaging businesses and the absence of $0.7 million in start-up costs for Packtion incurred in 2000. This decrease was partially offset by higher selling, general and administrative expenses in the plastic container business primarily as a result of the acquisition of RXI.

Income from Operations. Excluding the rationalization charge of $3.5 million related to the planned closing of a plastic container manufacturing facility in the second quarter of 2001, operating income for the first quarter of 2001 increased $2.5 million to $32.2 million, as compared to $29.7 million in the same period in 2000. This increase was a result of higher unit volume in the plastic container business, partially offset by lower unit volume and operating income in the metal food container and specialty packaging businesses. Excluding the rationalization charge, income from operations as a percentage of consolidated net sales for the three months ended March 31, 2001 improved 0.2 percentage points to 7.3%, as compared to 7.1% for the same period in 2000. This increase was primarily a result of higher operating margins of the plastic container business. Including the rationalization charge, operating income for the first quarter of 2001 was $28.7 million or 6.5% of consolidated net sales.

Income from operations as a percentage of net sales for the metal food container business decreased 1.1 percentage points to 6.0% ($17.6 million) for the three months ended March 31, 2001, as compared to 7.1% ($21.6 million) for the same period in 2000. The decrease in income from operations as a percentage of net sales for the metal food container business was primarily a result of lower unit volume and higher per unit manufacturing costs including higher energy costs, partially offset by benefits realized from previous plant rationalizations.

Excluding the rationalization charge, income from operations as a percentage of net sales for the plastic container business increased 2.1 percentage points to 12.9% ($15.8 million) for the three months ended March 31, 2001, as compared to 10.8% ($9.2 million) for the same period in 2000. The increase in income from operations as a percentage of net sales for the plastic container business was primarily a result of higher unit volume. Including the rationalization charge, operating income for the first quarter of 2001 was $12.3 million or 10.0% of consolidated net sales.

The specialty packaging business had a loss from operations of $0.5 million for the three months ended March 31, 2001, as compared to income from operations of $0.3 million for the same period in 2000. The decline in operating performance of the specialty packaging business was due to the effects of lower unit sales and higher energy costs.

Interest Expense. Interest expense increased $1.9 million to $22.9 million for the three months ended March 31, 2001 as compared to the same period in 2000 as a result of higher average borrowings outstanding during the quarter principally due to debt incurred in October 2000 for the acquisition of RXI.

Income Taxes. The provision for income taxes for the three months ended March 31, 2001 and 2000 was recorded at an effective tax rate of 40.2% and 39.0%, respectively ($2.4 million and $3.4 million, respectively).

Net Income and Earnings per Share. Before the rationalization charge and equity losses in Packtion, income for the three months ended March 31, 2001 was $5.6 million and earnings per diluted share were $0.31, as compared to $5.3 million and $0.29, respectively, for the same period in the prior year. Including the rationalization charge and equity losses in Packtion, net income for the three months ended March 31, 2001 was $2.2 million, or $0.12 per diluted share.


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

For the three months ended March 31, 2001, the Company used net borrowings of revolving loans of $110.9 million under the U.S. Credit Agreement to fund cash used by operations of $87.7 million for the Company's seasonal working capital needs, net capital expenditures of $19.2 million and its investment in Packtion of $3.1 million and to increase cash balances by $0.9 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions. For 2001, the Company estimates that at its month-end peak it will utilize approximately $550 - $560 million of its revolving loan facilities including letters of credit. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of March 31, 2001, the Company had $478.4 million of revolving loans outstanding under the U.S. Credit Agreement, of which $110.9 million related primarily to seasonal working capital needs and $367.5 million related to long-term financing of acquisitions. At March 31, 2001, there were Cdn. $2.3 million (U.S. $1.5 million) of revolving loans outstanding under the Canadian Bank Facility. Revolving loans not expected to be repaid within one year have been reclassified as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at March 31, 2001, after taking into account outstanding letters of credit, was $174.1 million.

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan includes elimination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Cash payments related to this facility closing are expected through 2001.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of March 31, 2001, the Company had repurchased 2,708,975 shares of its common stock for an aggregate cost of approximately $61.0 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

Management believes that cash generated by operations and funds from revolving loan borrowings under the Company's credit agreements will be sufficient to meet the Company's expected operating needs, planned capital expenditures, debt service, rationalization costs and tax obligations until the final maturity of its revolving loan facilities under its credit agreements on December 31, 2003. Management also believes that it will be able to refinance its credit agreements and replace its revolving loan facilities prior to December 31, 2003 on terms which will be acceptable to the Company. However, there can be no assurance that the Company will be able to effect such refinancing or, if it is able to effect such refinancing, that such refinancing will be effected on the same terms (including interest rates) as the Company's current credit agreements. The ability of the Company to effect any such refinancing and the terms thereof (including interest rates) will depend on a variety of factors, including the future performance of the Company and its subsidiaries, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets and other factors beyond the control of the Company and its subsidiaries) affecting the business and operations of the Company and its subsidiaries as well as prevailing interest rates, the timing of such refinancing and the amount of debt to be refinanced.

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and will likely incur additional indebtedness, including indebtedness under the revolving loan facility under its U.S. Credit Agreement, to finance any such acquisition and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. Any new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 2001.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on the Company's financial position or results of operations. See Note 2 to the Condensed Consolidated Financial Statements included herein.

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

Market risks relating to the Company's operations result primarily from changes in interest rates. In the normal course of business, the Company also has limited foreign currency risk associated with its Canadian operations and risk related to commodity price charges for items such as natural gas. The Company employs established policies and procedures to manage its exposure to such risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding the Company's interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Since such filing, there has not been a material change to the Company's interest rate risk, foreign currency rate risk or commodity pricing risk or to the Company's policies and procedures to manage its exposure to such risks, except that beginning in the second quarter of 2001 the Company intends to manage its exposure to fluctuations in natural gas prices for up to a significant portion of its natural gas purchases over a period of up to one year by entering into natural gas swap agreements with major trading companies to convert pricing exposure from market prices to fixed prices.



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




                                          SILGAN HOLDINGS INC.


Dated:  May 15, 2001                      /s/Harley Rankin, Jr.
--------------------                      -------------------------------
                                          Harley Rankin, Jr.
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer)




Dated:  May 15, 2001                      /s/Nancy Merola
--------------------                      ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                             EXHIBIT INDEX



         EXHIBIT NO.                             EXHIBIT
         -----------                             -------

             12                      Ratio of Earnings to Fixed Charges
                                     for the three months ended
                                     March 31, 2001 and 2000