Form 10-Q
period 2001-06-30
SILGAN HOLDINGS INC
filed 2001-08-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

                            Yes [ X ] No [ ]


As of August 14, 2001, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,790,593.

                             SILGAN HOLDINGS INC.

                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information ........................................    3

     Item 1.  Financial Statements ....................................    3

              Condensed Consolidated Balance Sheets at
              June 30, 2001 and 2000 and December 31, 2000 ............    3

              Condensed Consolidated Statements of Income
              for the three months ended June 30, 2001
              and 2000 ................................................    4

              Condensed Consolidated Statements of Income
              for the six months ended June 30, 2001
              and 2000 ................................................    5

              Condensed Consolidated Statements of Cash
              Flows for the six months ended June 30, 2001
              and 2000 ................................................    6

              Condensed Consolidated Statements of Deficiency
              in Stockholders' Equity for the six months
              ended June 30, 2000 and 2001 ............................    7

              Notes to Condensed Consolidated Financial
              Statements ..............................................    8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   17

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk .............................................   26

Part II.  Other Information ...........................................   26

     Item 1.  Legal Proceedings .......................................   26

     Item 4.  Submission of Matters to a Vote of Security Holders .....   26

     Item 6.  Exhibits and Reports on Form 8-K ........................   27

Signatures ............................................................   28

Exhibit Index .........................................................   29

Part I. Financial Information
Item 1. Financial Statements

                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                        June 30,       June 30,       Dec. 31,
                                                          2001           2000          2000
                                                          ----           ----          ----
Assets

Current assets
  Cash and cash equivalents ......................    $   49,220     $    5,262     $   20,073
  Trade accounts receivable, net .................       200,775        197,924        168,307
  Inventories ....................................       372,758        321,458        279,737
  Prepaid expenses and other current assets ......        17,639          8,342         11,874
                                                      ----------     ----------     ----------
      Total current assets .......................       640,392        532,986        479,991

Property, plant and equipment, net ...............       710,580        642,015        709,513
Goodwill, net ....................................       151,920        105,535        153,038
Other assets .....................................        37,464         48,505         41,282
                                                      ----------     ----------     ----------
                                                      $1,540,356     $1,329,041     $1,383,824
                                                      ==========     ==========     ==========


Liabilities and Deficiency in Stockholders' Equity

Current liabilities
  Bank revolving loans ...........................    $  173,065     $  178,870     $     --
  Current portion of long-term debt ..............        41,970         39,290         44,948
  Trade accounts payable .........................       144,112        133,838        208,144
  Accrued payroll and related costs ..............        53,276         52,887         56,452
  Accrued interest payable .......................         5,444         10,779          9,564
  Accrued liabilities ............................        49,212         18,143         13,142
                                                      ----------     ----------     ----------
      Total current liabilities ..................       467,079        433,807        332,250

Long-term debt ...................................       986,072        843,629        986,527
Other liabilities ................................       101,323         90,523         85,427
                                                      ----------     ----------     ----------
      Total liabilities ..........................     1,554,474      1,367,959      1,404,204

Deficiency in stockholders' equity
  Common stock ...................................           205            204            204
  Paid-in capital ................................       117,400        118,349        118,099
  Retained earnings (accumulated deficit) ........       (67,030)       (96,475)       (76,702)
  Accumulated other comprehensive income (loss) ..        (4,300)          (603)        (1,588)
  Treasury stock .................................       (60,393)       (60,393)       (60,393)
                                                      ----------     ----------     ----------
      Total deficiency in stockholders' equity ...       (14,118)       (38,918)       (20,380)
                                                      ----------     ----------     ----------
                                                      $1,540,356     $1,329,041     $1,383,824
                                                      ==========     ==========     ==========



                                               See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2001 and 2000
             (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                             2001        2000
                                                             ----        ----

Net sales ............................................     $445,417    $430,206

Cost of goods sold ...................................      388,225     377,563
                                                           --------    --------
     Gross profit ....................................       57,192      52,643

Selling, general and administrative expenses .........       19,257      17,290
                                                            -------     -------
     Income from operations ..........................       37,935      35,353

Interest and other debt expense ......................       21,248      21,616
                                                            -------     -------
     Income before income taxes and equity in
          losses of affiliate ........................       16,687      13,737

Provision for income taxes ...........................        6,704       5,358
                                                            -------     -------
     Income before equity in losses of affiliate .....        9,983       8,379

Equity in losses of affiliate ........................        2,536       2,135
                                                            -------     -------
     Net income ......................................      $ 7,447     $ 6,244
                                                            =======     =======

Per share data

     Basic earnings per share ........................        $0.42       $0.35
                                                              =====       =====
     Diluted earnings per share ......................        $0.41       $0.35
                                                              =====       =====

Weighted average number of shares

      Basic ..........................................       17,742      17,649

      Assumed exercise of employee stock options .....          288         322
                                                             ------      ------
      Diluted ........................................       18,030      17,971
                                                             ======      ======



                                See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2001 and 2000
             (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                             2001        2000
                                                             ----        ----

Net sales ............................................     $888,931    $848,711

Cost of goods sold ...................................      780,809     747,350
                                                           --------    --------
     Gross profit ....................................      108,122     101,361

Selling, general and administrative expenses .........       37,989      36,353

Rationalization charge ...............................        3,490        --
                                                           --------    --------
     Income from operations ..........................       66,643      65,008

Interest and other debt expense ......................       44,116      42,597
                                                           --------    --------
     Income before income taxes and equity in
          losses of affiliate ........................       22,527      22,411

Provision for income taxes ...........................        9,051       8,741
                                                           --------    --------
     Income before equity in losses of affiliate .....       13,476      13,670

Equity in losses of affiliate ........................        3,804       2,135
                                                           --------    --------
     Net income ......................................     $  9,672    $ 11,535
                                                           ========    ========

Per share data

     Basic earnings per share ........................        $0.55       $0.66
                                                              =====       =====
     Diluted earnings per share ......................        $0.54       $0.64
                                                              =====       =====

Weighted average number of shares

      Basic ..........................................       17,723      17,600

      Assumed exercise of employee stock options .....          284         403
                                                             ------      ------
      Diluted ........................................       18,007      18,003
                                                             ======      ======





                          See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 2001 and 2000
                                (Dollars in thousands)
                                     (Unaudited)

                                                             2001         2000
                                                             ----         ----
Cash flows provided by (used in) operating activities
   Net income ........................................   $   9,672    $  11,535
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation ..................................      44,676       41,687
       Amortization ..................................       3,742        2,744
       Rationalization charge ........................       3,490         --
       Equity in losses of affiliate .................       3,804        2,135
       Other changes that provided (used) cash:
           Trade accounts receivable, net ............     (32,468)     (69,829)
           Inventories ...............................     (93,021)     (71,887)
           Trade accounts payable ....................     (64,032)     (41,592)
           Other, net ................................         220       (7,294)
                                                         ---------    ---------
       Net cash used in operating activities .........    (123,917)    (132,501)
                                                         ---------    ---------

Cash flows provided by (used in) investing activities
   Investment in equity affiliate ....................      (3,039)      (3,516)
   Proceeds from joint venture .......................      32,388         --
   Capital expenditures ..............................     (46,697)     (40,558)
   Proceeds from asset sales .........................         281        1,119
                                                         ---------    ---------
       Net cash used in investing activities .........     (17,067)     (42,955)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities
   Borrowings under revolving loans ..................     473,524      469,353
   Repayments under revolving loans ..................    (300,459)    (290,483)
   Repurchase of common stock ........................        --         (1,075)
   Proceeds from stock option exercises ..............         311          512
   Repayments and redemptions of long-term debt ......      (3,245)        --
                                                         ---------    ---------
       Net cash provided by financing activities .....     170,131      178,307
                                                         ---------    ---------

Cash and cash equivalents
   Net increase ......................................      29,147        2,851
   Balance at beginning of year ......................      20,073        2,411
                                                         ---------    ---------
   Balance at end of period ..........................   $  49,220    $   5,262
                                                         =========    =========

Interest paid ........................................   $  47,519    $  42,109
Income taxes paid ....................................       1,112        6,242





                                   See accompanying notes.

                                                                SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY
                                                              IN STOCKHOLDERS' EQUITY
                                                 For the six months ended June 30, 2000 and 2001
                                                         (Dollars and shares in thousands)
                                                                    (Unaudited)



                                                Common Stock                    Retained     Accumulated                 Total
                                                ------------                    earnings        other                deficiency in
                                                          Par      Paid-in    (accumulated  comprehensive  Treasury   stockholders'
                                               Shares    value     capital      deficit)    income (loss)    stock       equity
                                               ------    -----     -------      -------     -------------    -----       ------

Balance at December 31, 1999 ............      17,547    $201      $118,666    $(108,010)     $  (273)     $(59,318)    $(48,734)

Comprehensive income:

      Net income ........................        --       --          --          11,535          --          --          11,535

      Foreign currency translation ......        --       --          --           --            (330)        --            (330)
                                                                                                                        --------

Comprehensive income ....................                                                                                 11,205

Repurchase of common stock ..............        (100)    --          --           --             --         (1,075)      (1,075)

Stock option exercises, net of
   tax provision of $826 ................         256       3          (317)       --             --          --            (314)
                                               ------    ----       -------    ---------      -------      --------     --------

Balance at June 30, 2000 ................      17,703    $204      $118,349    $ (96,475)     $  (603)     $(60,393)    $(38,918)
                                               ======    ====      ========    =========      =======      ========     ========


Balance at December 31, 2000 ............      17,703    $204      $118,099    $ (76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income:

      Net income ........................        --       --          --           9,672          --          --           9,672

      Change in fair value of derivatives
         net of tax benefit of $1,733 ...        --       --          --           --          (2,579)        --          (2,579)

      Foreign currency translation ......        --       --          --           --            (133)        --            (133)
                                                                                                                        --------

Comprehensive income ....................                                                                                  6,960

Dilution of investment in
   equity affiliate .....................        --       --         (1,402)       --             --          --          (1,402)

Stock option exercises, including
   tax benefit of $393 ..................          88       1           703        --             --          --             704
                                               ------    ----       -------    ---------      -------      --------     --------


Balance at June 30, 2001 ................      17,791    $205      $117,400    $ (67,030)     $(4,300)     $(60,393)    $(14,118)
                                               ======    ====      ========    =========      =======      ========     ========




                                                         See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc. ("Holdings" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

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

Note 2.  New Accounting Pronouncements

Derivative Instruments and Hedging Activities
---------------------------------------------

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 2.  New Accounting Pronouncements  (continued)

The Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At June 30, 2001 and January 1, 2001, the aggregate notional principal amounts of these agreements were $225 million and $150 million, respectively. Under these agreements at June 30, 2001, the Company pays fixed rates of interest ranging from 4.7% to 6.4% and receives floating rates of interest based on three month LIBOR. These agreements mature in 2002 ($100 million notional principal amount) and in 2003 ($125 million notional principal amount).

The Company has entered into natural gas swap agreements to manage its exposure to fluctuations in natural gas prices. At June 30, 2001 and January 1, 2001, the aggregate notional principal amount of these agreements was 1,170,000 MMBtu and 170,000 MMBtu of natural gas, respectively. Under these agreements at June 30, 2001, the Company pays a fixed natural gas price ranging from $4.04 per MMBtu to $5.78 per MMBtu and receives a NYMEX-based natural gas price. These agreements mature at various times through June 2002.

The interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values will be recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values will be recorded in net earnings.

The adoption of SFAS No. 133 on January 1, 2001 resulted in the Company recording a net liability of $0.1 million on the balance sheet to reflect the fair value of outstanding swap agreements and a transition adjustment of $0.1 million ($0.1 million net of tax) to reflect the cumulative effect of adoption in accumulated other comprehensive income (loss). The fair value of the outstanding swap agreements in effect at June 30, 2001 was $4.4 million and recorded in other liabilities. As a result, the Company recorded an additional charge to accumulated other comprehensive income (loss) of $2.5 million, net of both taxes and net losses reclassified to earnings. The Company estimates that it will reclassify $1.5 million, net of tax, of the amount recorded in accumulated other comprehensive income (loss) as a charge to earnings during the next six months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 2.  New Accounting Pronouncements  (continued)

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------

During July 2001, the Financial Accounting Standards Board (the "Board") issued SFAS No. 141, "Business Combinations," which revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. During July 2001, the Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, the Company will perform its first impairment test as of January 1, 2002. The Company is currently evaluating the provisions of these standards.

Note 3.  Rationalization Charges and Acquisition Reserves

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. The Company closed the facility in May 2001 and expects related cash payments to be made through 2001.

As part of its plan to integrate and rationalize the operations of its various acquired businesses, the Company has established reserves for employee severance and benefits, plant exit costs and assumed liabilities. These costs are expected to be incurred through 2002.

Activity in the Company's rationalization and acquisition reserves since December 31, 2000 is summarized as follows:

                                   Severance
                                      and     Plant Exit    Assumed
                                   Benefits      Costs    Liabilities   Total
                                  ----------  ----------  -----------   -----
                                             (Dollars in thousands)

Balance at December 31, 2000 ...    $ 2,364      $5,559      $4,252    $12,175

Rationalization Charge .........        874       2,616        --        3,490

Utilized .......................     (1,355)       (975)       (396)    (2,726)
                                    -------      ------      ------    -------
Balance at June 30, 2001 .......    $ 1,883      $7,200      $3,856    $12,939
                                    =======      ======      ======    =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                    June 30,      June 30,      Dec. 31,
                                      2001          2000          2000
                                      ----          ----          ----
                                         (Dollars in thousands)

Accrued liabilities ..........      $ 8,226       $ 8,526       $ 7,462
Other liabilities ............        4,713         8,114         4,713
                                    -------       -------       -------
                                    $12,939       $16,640       $12,175
                                    =======       =======       =======


Note 4.  Comprehensive Income (Loss)

Comprehensive income is reported in the Condensed Consolidated Statements of Deficiency in Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                            June 30,     June 30,    Dec. 31,
                                              2001         2000        2000
                                              ----         ----        ----
                                                (Dollars in thousands)

Foreign currency translation ...........    $  (824)     $(503)     $  (691)
Change in fair value of derivatives ....     (2,579)       --           --
Minimum pension liability ..............       (897)      (100)        (897)
                                            -------      -----      -------
   Accumulated other comprehensive
     income (loss) .....................    $(4,300)     $(603)     $(1,588)
                                            =======      =====      =======

The change in fair value of derivatives component of accumulated other comprehensive income (loss) is comprised of a $0.1 million charge, net of tax, for the cumulative effect of adopting SFAS No. 133 and an additional charge of $2.5 million, net of both tax and net losses reclassified to earnings, for the change in fair value of derivatives for the six months ended June 30, 2001. The amount reclassified to earnings for both the three and six month periods ended June 30, 2001 was a net loss of $0.4 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 5.  Inventories

Inventories consisted of the following:

                                           June 30,      June 30,      Dec. 31,
                                             2001          2000          2000
                                             ----          ----          ----
                                                  (Dollars in thousands)

Raw materials .......................      $ 35,662      $ 38,008      $ 43,873
Work-in-process .....................        57,187        50,755        51,191
Finished goods ......................       260,880       214,151       165,680
Spare parts and other ...............        12,431        11,487        11,698
                                           --------      --------      --------
                                            366,160       314,401       272,442
Adjustment to value inventory
   at cost on the LIFO method .......         6,598         7,057         7,295
                                           --------      --------      --------
                                           $372,758      $321,458      $279,737
                                           ========      ========      ========


Note 6.  Investments

Packtion Corporation
--------------------

In April 2000, the Company, together with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc., agreed to invest in Packtion Corporation ("Packtion"), an e-commerce joint venture aimed at integrating the packaging supply chain, from design through manufacturing and procurement. The parties agreed to invest through Packaging Markets LLC, a limited liability company.

In the first quarter of 2001 in connection with an investment by The Proctor & Gamble Company and E.I. Du Pont de Nemours & Co. in Packtion, the Company funded additional equity investments of $3.0 million, bringing its total investment to $10.1 million representing approximately a 25% interest in Packtion. In connection therewith, the Company also recorded a reduction to paid-in capital of $1.4 million due to the dilution of its investment. Packtion was dissolved on May 31, 2001.

The Company accounted for its investment in Packtion using the equity method. For the six months ended June 30, 2001, the Company recorded equity in losses of Packtion aggregating $3.8 million which includes its final losses and eliminates its investment in Packtion.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 6.  Investments  (continued)

White Cap LLC
-------------

Effective July 1, 2001, the Company formed a joint venture company with Schmalbach-Lubeca AG that will supply an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC ("White Cap"). The Company contributed certain metal closure assets and liabilities, including its manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35% interest in and $32.4 million cash proceeds from the joint venture. Net sales for the two facilities contributed totaled approximately $88 million in 2000.

In connection with the formation of White Cap, the Company received the $32.4 million cash proceeds from the venture on June 29, 2001 and contributed its manufacturing facilities effective July 1, 2001. As a result, at June 30, 2001 the Company recorded a short-term liability in an amount equal to such cash distribution. When the investment in the venture is established in the third quarter of 2001, this liability will be eliminated. The Company will account for its investment in White Cap LLC using the equity method. As a result of this transaction, the Company expects to record a gain during the third quarter.

Also, as a result of this transaction, beginning with the third quarter of 2001, the Company will no longer report the financial results of its remaining specialty packaging business as a separate segment. The results of the remaining operations, which had net sales of approximately $36 million in 2000, will be included with the Company's other businesses.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:

                                              June 30,     June 30,     Dec. 31,
                                                2001         2000         2000
                                                ----         ----         ----
                                                    (Dollars in thousands)
Bank debt
    Bank Revolving Loans ................   $  542,000   $  304,070   $  367,400
    Bank A Term Loans ...................      159,218      194,047      159,218
    Bank B Term Loans ...................      188,542      190,495      188,542
    Canadian Bank Facility ..............        8,120       13,971       12,850
                                            ----------   ----------   ----------
       Total bank debt ..................      897,880      702,583      728,010

Subordinated debt
    9% Senior Subordinated Debentures ...      300,000      300,000      300,000
    13 1/4% Subordinated Debentures .....         --         56,206         --
    Other ...............................        3,227        3,000        3,465
                                            ----------   ----------   ----------
       Total subordinated debt ..........      303,227      359,206      303,465

Total debt ..............................    1,201,107    1,061,789    1,031,475
    Less current portion ................      215,035      218,160       44,948
                                            ----------   ----------   ----------
                                            $  986,072   $  843,629   $  986,527
                                            ==========   ==========   ==========


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

At June 30, 2001, bank revolving loans under the U.S. Credit Agreement consisted of $173.1 million related primarily to seasonal working capital needs and $368.9 million related primarily to long-term financing of acquisitions. At June 30, 2001, amounts expected to be repaid within one year consisted of $173.1 million of bank revolving loans and $42.0 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been reclassified as long-term debt.


                                                  SILGAN HOLDINGS INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Information at June 30, 2001 and 2000 and for the
                                      three and six months then ended is unaudited)


Note 8.  Business Segment Information

Reportable business segment information for the Company's three business segments is as follows:



                                                   Metal Food       Plastic         Specialty
                                                   Containers      Containers(1)    Packaging       Other(2)       Total
                                                   ----------      ----------       ---------       -----          -----
                                                                         (Dollars in thousands)

Three Months Ended June 30, 2001
--------------------------------

Net sales ....................................     $288,173        $124,725         $32,519        $   --         $445,417
EBITDA(3) ....................................       35,850          23,723           3,575         (1,000)         62,148
Depreciation and amortization(4) .............       13,508           8,113           2,566             26          24,213
Segment profit (loss) ........................       22,342          15,610           1,009         (1,026)         37,935


Three Months Ended June 30, 2000
--------------------------------

Net sales ....................................     $309,963        $ 86,600         $33,643        $   --         $430,206
EBITDA (3) ...................................       39,428          14,615           3,636           (482)         57,197
Depreciation and amortization(4) .............       13,096           6,140           2,583             25          21,844
Segment profit (loss) ........................       26,332           8,475           1,053           (507)         35,353


Six Months Ended June 30, 2001
------------------------------

Net sales ....................................     $579,869        $247,021         $62,041        $   --         $888,931
EBITDA(3) ....................................       66,476          47,543           5,415         (1,714)        117,720
Depreciation and amortization(4) .............       26,540          16,098           4,897             52          47,587
Segment profit (loss) ........................       39,936          31,445             518         (1,766)         70,133


Six Months Ended June 30, 2000
------------------------------

Net sales ....................................     $611,960        $171,620         $65,131        $   --         $848,711
EBITDA(3) ....................................       74,068          30,059           6,389         (1,874)        108,642
Depreciation and amortization(4) .............       26,165          12,365           5,053             51          43,634
Segment profit (loss) ........................       47,903          17,694           1,336         (1,925)         65,008



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2001 and 2000 and for the
                  three and six months then ended is unaudited)


Note 8.  Business Segment Information  (continued)


     (1) Excludes a rationalization charge of $3.5 million for the six months ended June 30, 2001 related to the closing of a facility.
     (2) Provides information pertaining to the corporate holding company and includes a $0.7 million credit for the three months ended June 30, 2000 related to the reimbursement of start-up costs for Packtion.
     (3) EBITDA means earnings before equity in losses of affiliate, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges. While EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of income or cash flows data prepared in accordance with GAAP as a measure of the profitability or liquidity of the Company, management believes that many investors and lenders consider it important in assessing a company's ability to service and incur debt. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.
     (4) Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended June 30, 2001 and 2000 and $0.8 million for each of the six months ended June 30, 2001 and 2000.

Total segment profit is reconciled to income before income taxes and equity in losses of affiliate as follows:


                                                   Three Months Ended              Six Months Ended
                                                 -----------------------       -----------------------
                                                 June 30,       June 30,       June 30,       June 30,
                                                   2001           2000           2001           2000
                                                   ----           ----           ----           ----
                                                                (Dollars in thousands)

Total segment profit ......................      $37,935        $35,353        $70,133        $65,008
Interest and other debt expense ...........       21,248         21,616         44,116         42,597
Rationalization charge ....................         --             --            3,490           --
                                                 -------        -------        -------        -------
   Income before income taxes
     and equity in losses of affiliate ....      $16,687        $13,737        $22,527        $22,411
                                                 =======        =======        =======        =======



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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the three months ended June 30, 2001 and 2000 are provided below.

                                                2001           2000
                                                ----           ----
                                               (Dollars in millions)
Net sales
     Metal food containers ...........         $288.2         $310.0
     Plastic containers ..............          124.7           86.6
     Specialty packaging .............           32.5           33.6
                                               ------         ------
        Consolidated .................         $445.4         $430.2
                                               ======         ======

Operating profit
     Metal food containers ...........         $ 22.3         $ 26.3
     Plastic containers ..............           15.6            8.5
     Specialty packaging .............            1.0            1.0
     Other (1) .......................           (1.0)          (0.5)
                                               ------         ------
        Consolidated .................         $ 37.9         $ 35.3
                                               ======         ======

-------------

(1) Includes a $0.7 million credit for the reimbursement of start-up costs for Packtion for the three months ended June 30, 2000.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net Sales. Consolidated net sales increased $15.2 million, or 3.5%, to $445.4 million for the three months ended June 30, 2001, as compared to net sales of $430.2 million for the same three months in the prior year. This increase was the result of higher net sales in the plastic container business, partially offset by lower sales in the metal food container and specialty packaging businesses.

Net sales for the metal food container business were $288.2 million for the three months ended June 30, 2001, a decrease of $21.8 million, or 7.0%, from net sales of $310.0 million for the same period in 2000. This decrease was primarily attributable to lower unit sales, reflecting generally soft market conditions.

Net sales for the plastic container business of $124.7 million during the three months ended June 30, 2001 increased $38.1 million, or 44.0%, from net sales of $86.6 million for the same period in 2000. This increase in net sales was principally attributable to the acquisition of RXI Plastics, Inc. ("RXI"), which was acquired in October 2000, and higher unit sales from the existing business. Excluding RXI, second quarter 2001 net sales increased $8.7 million, or 10.0%, versus the same period last year.

Net sales for the specialty packaging business decreased $1.1 million, or 3.3%, to $32.5 million during the three months ended June 30, 2001, as compared to net sales of $33.6 million for the same period in 2000. This decrease was primarily due to lower unit sales.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.2% ($388.2 million) for the three months ended June 30, 2001, a decrease of 0.5 percentage points as compared to 87.7% ($377.6 million) for the same period in 2000. The increase in gross profit margin was primarily attributable to higher unit volume in the plastic container business, partially offset by lower unit sales and higher energy costs in the metal food container and specialty packaging businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.3 percentage points to 4.3% ($19.3 million) for the three months ended June 30, 2001, as compared to 4.0% ($17.3 million) for the same period in 2000. This increase was principally the result of higher selling, general and administrative expenses in the plastic container business and the absence in the current year period of a credit recorded in the second quarter of 2000 for the reimbursement of $0.7 million in start-up costs incurred for Packtion during the first quarter of 2000, partially offset by lower selling, general and administrative expenses in the metal food container business.

Income from Operations. Income from operations for the second quarter of 2001 increased $2.6 million, or 7.4%, to $37.9 million, as compared to $35.3 million in the same period in 2000. This increase was a result of higher unit volume in the plastic container business, partially offset by lower unit volume and income from operations in the metal food container business. Income from operations as a percentage of consolidated net sales for the three months ended June 30, 2001 improved 0.3 percentage points to 8.5%, as compared to 8.2% for the same period in 2000. This increase was primarily a result of higher operating margins of the plastic container business, partially offset by lower operating margins of the metal food container business.

Income from operations as a percentage of net sales for the metal food container business decreased 0.8 percentage points to 7.7% ($22.3 million) for the three months ended June 30, 2001, as compared to 8.5% ($26.3 million) for the same period in 2000. The decrease in income from operations as a percentage of net sales for the metal food container business was primarily a result of lower unit volume and higher per unit manufacturing costs, including higher energy costs and was partially offset by benefits realized from a previous plant rationalization.

Income from operations as a percentage of net sales for the plastic container business increased 2.7 percentage points to 12.5% ($15.6 million) for the three months ended June 30, 2001, as compared to 9.8% ($8.5 million) for the same period in 2000. The increase in income from operations as a percentage of net sales for the plastic container business was primarily a result of higher unit volume.

Income from operations for the specialty packaging business and income from operations as a percentage of net sales for the specialty packaging business for the three months ended June 30, 2001 were $1.0 million and 3.1%, respectively, essentially unchanged from the same period in 2000.

Interest Expense. Interest expense decreased $0.4 million to $21.2 million for the three months ended June 30, 2001 as compared to the same period in 2000. The benefits of lower interest rates during the quarter more than offset the impact of higher average borrowings outstanding during the quarter, principally due to debt incurred in October 2000 for the acquisition of RXI.

Income Taxes. The provision for income taxes for the three months ended June 30, 2001 and 2000 was recorded at an effective tax rate of 40.2% and 39.0%, respectively ($6.7 million and $5.4 million, respectively).

Net Income and Earnings per Share. Before equity in losses of Packtion, income for the three months ended June 30, 2001 was $10.0 million and earnings per diluted share were $0.55, as compared to $8.4 million and $0.47, respectively, for the same period in the prior year. Including equity in losses of Packtion, net income for the three months ended June 30, 2001 was $7.4 million, or $0.41 per diluted share, as compared to $6.2 million, or $0.35 per diluted share, for the same period in 2000.

RESULTS OF OPERATIONS - SIX MONTHS

Summary unaudited results of operations for the Company's three business segments, metal food containers, plastic containers and specialty packaging, for the six months ended June 30, 2001 and 2000 are provided below.

                                              2001         2000
                                              ----         ----
                                            (Dollars in millions)
Net sales
     Metal food containers ...........       $579.9       $612.0
     Plastic containers ..............        247.0        171.6
     Specialty packaging .............         62.0         65.1
                                             ------       ------
        Consolidated .................       $888.9       $848.7
                                             ======       ======

Operating profit
     Metal food containers ...........       $ 39.9       $ 47.9
     Plastic containers(1) ...........         27.9         17.7
     Specialty packaging .............          0.5          1.3
     Other ...........................         (1.7)        (1.9)
                                             ------       ------
        Consolidated .................       $ 66.6       $ 65.0
                                             ======       ======

-------------

    (1) Includes a rationalization charge of $3.5 million in the first quarter of 2001 related to the closing of a facility.


Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net Sales. Consolidated net sales increased $40.2 million, or 4.7%, to $888.9 million for the six months ended June 30, 2001, as compared to net sales of $848.7 million for the same six months in the prior year. This increase was the result of higher net sales in the plastic container business, partially offset by lower sales in the metal food container and specialty packaging businesses.

Net sales for the metal food container business were $579.9 million for the six months ended June 30, 2001, a decrease of $32.1 million, or 5.2%, from net sales of $612.0 million for the same period in 2000. This decrease was primarily attributable to lower unit sales due to generally soft market conditions and a particularly strong first quarter of 2000 in the food can segment.

Net sales for the plastic container business of $247.0 million during the six months ended June 30, 2001 increased $75.4 million, or 43.9%, from net sales of $171.6 million for the same period in 2000. This increase in net sales was principally attributable to the acquisition of RXI in October 2000 and higher unit sales from the existing business. Excluding RXI, net sales during the six months ended June 30, 2001 increased $17.3 million, or 10.1%, versus the same period last year.

Net sales for the specialty packaging business decreased $3.1 million, or 4.8%, to $62.0 million during the six months ended June 30, 2001, as compared to net sales of $65.1 million for the same period in 2000. This decrease was primarily due to lower unit sales.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.8% ($780.8 million) for the six months ended June 30, 2001, a decrease of
0.3 percentage points as compared to 88.1% ($747.4 million) for the same period in 2000. The increase in gross profit margin was primarily attributable to higher unit sales in the plastic container business, partially offset by lower unit sales and the effects of higher energy costs in the metal food container and specialty packaging businesses.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were 4.3% of consolidated net sales for the six months ended June 30, 2001, essentially unchanged from the same period in 2000.

Income from Operations. Excluding the rationalization charge of $3.5 million related to the closing of a plastic container manufacturing facility in 2001, income from operations for the six months ended June 30, 2001 increased $5.1 million, or 7.8%, to $70.1 million, as compared to $65.0 million in the same period in 2000. This increase was primarily a result of higher unit volume in the plastic container business, partially offset by lower unit volume and higher energy costs in the metal food container and specialty packaging businesses. Excluding the rationalization charge, income from operations as a percentage of consolidated net sales for the six months ended June 30, 2001 improved 0.2 percentage points to 7.9%, as compared to 7.7% for the same period in 2000. This increase was primarily a result of higher operating margins of the plastic container business, partially offset by lower operating margins of the metal food container and specialty packaging businesses. Including the rationalization charge, income from operations for the six months ended June 30, 2001 was $66.6 million or 7.5% of consolidated net sales.

Income from operations as a percentage of net sales for the metal food container business decreased 0.9 percentage points to 6.9% ($39.9 million) for the six months ended June 30, 2001, as compared to 7.8% ($47.9 million) for the same period in 2000. The decrease in income from operations as a percentage of net sales for the metal food container business was primarily a result of lower unit volume and higher per unit manufacturing costs, including higher energy costs, and was partially offset by benefits realized from a previous plant rationalization.

Excluding the rationalization charge, income from operations as a percentage of net sales for the plastic container business increased 2.4 percentage points to 12.7% ($31.4 million) for the six months ended June 30, 2001, as compared to 10.3% ($17.7 million) for the same period in 2000. The increase in income from operations as a percentage of net sales for the plastic container business was primarily a result of higher unit volume. Including the rationalization charge, income from operations for the six months ended June 30, 2001 was $27.9 million or 11.3% of net sales.

The specialty packaging business had income from operations of $0.5 million, or 0.8% of net sales, for the six months ended June 30, 2001, as compared to income from operations of $1.3 million, or 2.0% of net sales, for the same period in 2000. The decline in operating performance of the specialty packaging business was due primarily to the effects of lower unit sales and higher energy costs.

Interest Expense. Interest expense increased $1.5 million to $44.1 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was a result of higher average borrowings outstanding during the first six months of 2001, principally due to debt incurred in October 2000 for the acquisition of RXI, which more than offset the benefit of lower interest rates.

Income Taxes. The provision for income taxes for the six months ended June 30, 2001 and 2000 was recorded at an effective tax rate of 40.2% and 39.0%, respectively ($9.1 million and $8.7 million, respectively).

Net Income and Earnings per Share. Before the rationalization charge and equity in losses of Packtion, income for the six months ended June 30, 2001 was $15.6 million and earnings per diluted share were $0.86, as compared to income and earnings per diluted share before equity in losses of Packtion of $13.7 million and $0.76, respectively, for the same period in the prior year. Including the rationalization charge and equity in losses of Packtion, net income for the six months ended June 30, 2001 was $9.7 million, or $0.54 per diluted share, as compared to net income including equity in losses of Packtion of $11.5 million, or $0.64 per diluted share, for the same period in 2000.


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

For the six months ended June 30, 2001, the Company used net borrowings of revolving loans of $173.1 million under the U.S. Credit Agreement, cash proceeds from White Cap of $32.4 million on June 29, 2001 and the proceeds from stock option exercises of $0.3 million to fund cash used by operations of $123.9 million for the Company's seasonal working capital needs, net capital expenditures of $46.4 million, the repayment of $3.2 million of long-term debt and its investment in Packtion of $3.0 million and to increase cash balances by $29.1 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions. For 2001, the Company estimates that at its month-end peak it will utilize approximately $545 - $555 million of its revolving loan facilities. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of June 30, 2001, the Company had $542.0 million of revolving loans outstanding under the U.S. Credit Agreement, of which $173.1 million related primarily to seasonal working capital needs and $368.9 million related primarily to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been reclassified as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at June 30, 2001, after taking into account outstanding letters of credit, was $112.1 million.

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter 2001 pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. The Company closed the facility in May 2001 and expects related cash payments to be made through 2001.

In April 2000, the Company, together with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc. agreed to invest in Packtion, an e-commerce joint venture aimed at integrating the packaging supply chain, from design through manufacturing and procurement. The parties agreed to invest through Packaging Markets LLC, a limited liability company. In the first quarter of 2001 in connection with an investment by The Proctor & Gamble Company and E.
I. Du Pont de Nemours & Co. in Packtion, the Company funded additional equity investments in Packtion of $3.0 million, bringing its total investment to $10.1 million representing approximately a 25% interest in Packtion. In connection therewith, the Company also recorded a reduction to paid-in capital of $1.4 million due to the dilution of its investment. Packtion was dissolved on May 31, 2001. For the six months ended June 30, 2001, the Company recorded equity in losses of Packtion aggregating $3.8 million which includes its final losses and eliminates its investment in Packtion.

Effective July 1, 2001, the Company formed a joint venture company with Schmalbach-Lubeca AG that will supply an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC. The Company contributed certain metal closure assets and liabilities, including its manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35% interest in and $32.4 million cash proceeds from the joint venture. Net sales for the two facilities contributed totaled approximately $88 million in 2000. Also, as a result of this transaction, beginning with the third quarter of 2001, the Company will no longer report the financial results of its remaining specialty packaging business as a separate segment. The remaining operations, which had net sales of approximately $36 million in 2000, will be included with the Company's other businesses.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of June 30, 2001, the Company had repurchased 2,708,975 shares of its common stock for an aggregate cost of approximately $61.0 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

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

The Company is continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the revolving loan facility under its U.S. Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. However, the Company may need to incur additional new indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. Any new financing will have to be effected in compliance with the agreements governing the Company's indebtedness. There can be no assurance that the Company will be able to complete any such acquisition or obtain any such new financing.

The Company is in compliance with all financial and operating covenants contained in the instruments and agreements governing its indebtedness and believes that it will continue to be in compliance with all such covenants during 2001.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on the Company's financial position or results of operations. See Note 2 to the Condensed Consolidated Financial Statements included herein.

During July 2001, the Board issued SFAS No. 141, "Business Combinations," which revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. During July 2001, the Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, the Company will perform its first impairment test as of January 1, 2002. The Company is currently evaluating the provisions of these standards.

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

Information regarding the Company's interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Since such filing, there has not been a material change to the Company's interest rate risk, foreign currency rate risk or commodity pricing risk or to the Company's policies and procedures to manage its exposure to such risks, except that beginning in the second quarter of 2001 the Company began managing its exposure to fluctuations in natural gas prices for up to a significant portion of its natural gas purchases over a period of up to one year by entering into natural gas swap agreements with a major trading company to convert pricing exposure from market prices to fixed prices. See Note 2 to the Condensed Consolidated Financial Statements included herein.


Part II.  Other Information

Item 1.  Legal Proceedings

On June 18, 2001, the Company received a fine from the Jefferson County, Alabama Department of Health ("Jefferson County") for $2.3 million for alleged air violations at its Tarrant City, Alabama leased facility. The alleged violations stem from activities occurring during the facility's ownership by a predecessor owner, which the Company discovered and voluntarily disclosed to such state agency last year. Initial review of the fine indicates that most of it is related to the Company's alleged "economic benefit" for operating certain equipment without upgraded control devices that the former owner should have installed. Based on the discovery of these alleged violations, the Company filed an indemnity claim seeking to offset any costs or penalties that it incurs. The Company has filed a response to the fine which is being considered by Jefferson County and is also reviewing all of its legal options. The Company does not expect to incur any liability in excess of the indemnification available to it.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 23, 2001 for the purposes of (1) electing two directors of the Company to serve for a three year term until the Company's annual meeting of stockholders in 2004 and until their successors are duly elected and qualified and (2) ratifying the appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of the Company's common stock being entitled to one vote):

                         Number of Shares        Number of Shares
                            Voted For               Withheld
                            ---------               --------

R. Philip Silver           17,329,637                135,550
Leigh J. Abramson          17,178,291                286,896

The directors of the Company whose term of office as a director continued after the Annual Meeting are D. Greg Horrigan and James S. Hoch, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2002, and Thomas M. Begel and Jeffrey C. Crowe, each of whose term of office as a director continues until the Company's annual meeting of stockholders in 2003.

The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was approved at the Annual Meeting. There were 17,438,992 votes cast ratifying such appointment, 21,200 votes cast against ratification of such appointment and 4,995 votes abstaining.

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




                                          SILGAN HOLDINGS INC.


Dated:  August 14, 2001                   /s/Harley Rankin, Jr.
-----------------------                   -------------------------------
                                          Harley Rankin, Jr.
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer)




Dated:  August 14, 2001                   /s/Nancy Merola
-----------------------                   ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                             EXHIBIT INDEX



         EXHIBIT NO.                             EXHIBIT
         -----------                             -------

             12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2001 and 2000