Form 10-Q
period 2001-09-30
SILGAN HOLDINGS INC
filed 2001-11-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

                            Yes [ X ] No [ ]


As of November 14, 2001, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 17,846,170.

                             SILGAN HOLDINGS INC.

                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information ........................................    3

     Item 1.  Financial Statements ....................................    3

              Condensed Consolidated Balance Sheets at
              September 30, 2001 and 2000 and December 31, 2000 .......    3

              Condensed Consolidated Statements of Income
              for the three months ended September 30, 2001
              and 2000 ................................................    4

              Condensed Consolidated Statements of Income
              for the nine months ended September 30, 2001
              and 2000 ................................................    5

              Condensed Consolidated Statements of Cash
              Flows for the nine months ended September 30, 2001
              and 2000 ................................................    6

              Condensed Consolidated Statements of Stockholders'
              Equity (Deficiency) for the nine months
              ended September 30, 2000 and 2001 .......................    7

              Notes to Condensed Consolidated Financial
              Statements ..............................................    8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   19

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk .............................................   28

Part II.  Other Information ...........................................   28

     Item 6.  Exhibits and Reports on Form 8-K ........................   28

Signatures ............................................................   29

Exhibit Index .........................................................   30

Part I. Financial Information
Item 1. Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                             Sept. 30,       Sept. 30,       Dec. 31,
                                                               2001            2000            2000
                                                               ----            ----            ----

Assets

Current assets
     Cash and cash equivalents ........................     $   25,753      $    3,514      $   20,073
     Trade accounts receivable, net ...................        313,765         332,475         168,307
     Inventories ......................................        257,651         249,797         279,737
     Prepaid expenses and other current assets ........         19,397           8,941          11,874
                                                            ----------      ----------      ----------
         Total current assets .........................        616,566         594,727         479,991

Property, plant and equipment, net ....................        677,305         641,222         709,513
Goodwill, net .........................................        150,894         104,518         153,038
Other assets ..........................................         50,173          38,794          41,282
                                                            ----------      ----------      ----------
                                                            $1,494,938      $1,379,261      $1,383,824
                                                            ==========      ==========      ==========


Liabilities and Stockholders' Equity (Deficiency)

Current liabilities
     Bank revolving loans .............................     $  134,465      $  214,900      $     --
     Current portion of long-term debt ................         41,911          38,054          44,948
     Trade accounts payable ...........................        138,565         135,169         208,144
     Accrued payroll and related costs ................         51,939          52,749          56,452
     Accrued interest payable .........................         12,247          15,505           9,564
     Accrued liabilities ..............................         13,626          16,188          13,142
                                                            ----------      ----------      ----------
         Total current liabilities ....................        392,753         472,565         332,250

Long-term debt ........................................        983,065         843,452         986,527
Other liabilities .....................................        108,117          83,926          85,427
                                                            ----------      ----------      ----------
         Total liabilities ............................      1,483,935       1,399,943       1,404,204

Stockholders' equity (deficiency)
     Common stock .....................................            205             204             204
     Paid-in capital ..................................        118,258         118,349         118,099
     Retained earnings (accumulated deficit) ..........        (39,751)        (77,990)        (76,702)
     Accumulated other comprehensive income (loss) ....         (7,316)           (852)         (1,588)
     Treasury stock ...................................        (60,393)        (60,393)        (60,393)
                                                            ----------      ----------      ----------
         Total stockholders' equity (deficiency) ......         11,003         (20,682)        (20,380)
                                                            ----------      ----------      ----------
                                                            $1,494,938      $1,379,261      $1,383,824
                                                            ==========      ==========      ==========



                                           See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended September 30, 2001 and 2000
             (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                2001            2000
                                                                ----            ----

Net sales .............................................       $590,791        $571,369

Cost of goods sold ....................................        511,813         496,861
                                                              --------        --------
     Gross profit .....................................         78,978          74,508

Selling, general and administrative expenses ..........         18,667          17,732
                                                              --------        --------
     Income from operations ...........................         60,311          56,776

Gain on assets contributed to affiliate ...............          5,337            --

Interest and other debt expense .......................         19,702          23,500
                                                              --------        --------
     Income before income taxes and equity in
          losses of affiliates ........................         45,946          33,276

Provision for income taxes ............................         18,468          12,978
                                                              --------        --------
     Income before equity in losses of affiliates .....         27,478          20,298

Equity in losses of affiliates ........................            199           1,813
                                                              --------        --------
     Net income .......................................       $ 27,279        $ 18,485
                                                              ========        ========

Per share data

     Basic earnings per share .........................          $1.53           $1.04
                                                                 =====           =====
     Diluted earnings per share .......................          $1.50           $1.03
                                                                 =====           =====

Weighted average number of shares

      Basic ...........................................         17,812          17,703

      Assumed exercise of employee stock options ......            329             289
                                                                ------          ------
      Diluted .........................................         18,141          17,992
                                                                ======          ======



                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the nine months ended September 30, 2001 and 2000
             (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)


                                                                 2001             2000
                                                                 ----             ----

Net sales .............................................       $1,479,722       $1,420,080

Cost of goods sold ....................................        1,292,622        1,244,211
                                                              ----------       ----------
     Gross profit .....................................          187,100          175,869

Selling, general and administrative expenses ..........           56,656           54,085

Rationalization charge ................................            3,490             --
                                                              ----------       ----------
     Income from operations ...........................          126,954          121,784

Gain on assets contributed to affiliate ...............            5,337             --

Interest and other debt expense .......................           63,818           66,097
                                                              ----------       ----------
     Income before income taxes and equity in
          losses of affiliates ........................           68,473           55,687

Provision for income taxes ............................           27,519           21,719
                                                              ----------       ----------
     Income before equity in losses of affiliates .....           40,954           33,968

Equity in losses of affiliates ........................            4,003            3,948
                                                              ----------       ----------
     Net income .......................................       $   36,951       $   30,020
                                                              ==========       ==========

Per share data

     Basic earnings per share .........................            $2.08            $1.70
                                                                   =====             ====
     Diluted earnings per share .......................            $2.05            $1.67
                                                                   =====            =====

Weighted average number of shares

      Basic ...........................................           17,752           17,634

      Assumed exercise of employee stock options ......              300              365
                                                                  ------           ------
      Diluted .........................................           18,052           17,999
                                                                  ======           ======



                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                For the nine months ended September 30, 2001 and 2000
                            (Dollars in thousands)
                                 (Unaudited)



                                                                         2001              2000
                                                                         ----              ----
Cash flows provided by (used in) operating activities
     Net income ..............................................       $  36,951         $  30,020
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ........................................          66,007            62,350
         Amortization ........................................           5,677             4,115
         Rationalization charge ..............................           3,490              --
         Gain on assets contributed to affiliate .............          (5,337)             --
         Equity in losses of affiliates ......................           4,003             3,948
         Other changes that provided (used) cash:
              Trade accounts receivable, net .................        (151,756)         (204,380)
              Inventories ....................................           6,196              (226)
              Trade accounts payable .........................         (69,579)          (40,261)
              Other, net .....................................          18,260            (1,323)
                                                                     ---------         ---------
         Net cash used in operating activities ...............         (86,088)         (145,757)
                                                                     ---------         ---------

Cash flows provided by (used in) investing activities
     Investment in equity affiliate ..........................          (3,039)           (7,026)
     Proceeds from affiliate .................................          32,388              --
     Capital expenditures ....................................         (67,025)          (60,401)
     Proceeds from asset sales ...............................             309             1,167
                                                                     ---------         ---------
         Net cash used in investing activities ...............         (37,367)          (66,260)
                                                                     ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................         602,424           682,824
     Repayments under revolving loans ........................        (468,019)         (467,924)
     Repurchase of common stock ..............................            --              (1,075)
     Proceeds from stock option exercises ....................             982               512
     Repayments of long-term debt ............................          (6,252)           (1,217)
                                                                     ---------         ---------
         Net cash provided by financing activities ...........         129,135           213,120
                                                                     ---------         ---------

Cash and cash equivalents
     Net increase ............................................           5,680             1,103
     Balance at beginning of year ............................          20,073             2,411
                                                                     ---------         ---------
     Balance at end of period ................................       $  25,753         $   3,514
                                                                     =========         =========

Interest paid ................................................       $  61,453         $  60,548
Income taxes paid ............................................           5,208             8,505




                             See accompanying notes.

                                                                SILGAN HOLDINGS INC.
                                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              For the nine months ended September 30, 2000 and 2001
                                                         (Dollars and shares in thousands)
                                                                    (Unaudited)



                                                Common Stock                    Retained     Accumulated                Total
                                                ------------                    earnings        other                stockholders'
                                                          Par      Paid-in    (accumulated  comprehensive  Treasury     equity
                                               Shares    value     capital      deficit)    income (loss)    stock   (deficiency)
                                               ------    -----     -------      -------     -------------    -----    ----------

Balance at December 31, 1999 ............      17,547    $201      $118,666    $(108,010)     $  (273)     $(59,318)    $(48,734)

Comprehensive income:

      Net income ........................        --       --          --          30,020          --          --          30,020

      Foreign currency translation ......        --       --          --           --            (579)        --            (579)
                                                                                                                        --------

Comprehensive income ....................                                                                                 29,441

Repurchase of common stock ..............        (100)    --          --           --             --         (1,075)      (1,075)

Stock option exercises, net of
   tax provision of $826 ................         256       3          (317)       --             --          --            (314)
                                               ------    ----       -------    ---------      -------      --------     --------

Balance at September 30, 2000 ...........      17,703    $204      $118,349    $ (77,990)     $  (852)     $(60,393)    $(20,682)
                                               ======    ====      ========    =========      =======      ========     ========


Balance at December 31, 2000 ............      17,703    $204      $118,099    $ (76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income:

      Net income ........................        --       --          --          36,951          --          --          36,951

      Change in fair value of derivatives,
         net of tax benefit of $3,152 ...        --       --          --           --          (4,690)        --          (4,690)

      Foreign currency translation ......        --       --          --           --          (1,038)        --          (1,038)
                                                                                                                        --------

Comprehensive income ....................                                                                                 31,223

Dilution of investment in
   equity affiliate .....................        --       --         (1,402)       --             --          --          (1,402)

Stock option exercises, including
   tax benefit of $580 ..................         143       1         1,561        --             --          --           1,562
                                               ------    ----       -------    ---------      -------      --------     --------


Balance at September 30, 2001 ...........      17,846    $205      $118,258    $ (39,751)     $(7,316)     $(60,393)    $11,003
                                               ======    ====      ========    =========      =======      ========     ========




                                                         See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 2.  New Accounting Pronouncements  (continued)

The Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At September 30, 2001 and January 1, 2001, the aggregate notional principal amounts of these agreements were $225 million and $150 million, respectively. Under these agreements at September 30, 2001, the Company pays fixed rates of interest ranging from 4.7% to 6.4% and receives floating rates of interest based on three month LIBOR. These agreements mature in 2002 ($100 million notional principal amount) and in 2003 ($125 million notional principal amount).

In October 2001, the Company entered into two interest rate swap agreements for an aggregate notional principal amount of $50 million. Under these agreements, the Company pays a fixed rate of interest of 3.8% and receives a floating rate of interest based on three month LIBOR. Both agreements mature in 2004.

The Company has entered into natural gas swap agreements to manage its exposure to fluctuations in natural gas prices. At September 30, 2001 and January 1, 2001, the aggregate notional amount of these agreements was 850,000 MMBtu and 170,000 MMBtu of natural gas, respectively. Under these agreements at September 30, 2001, the Company pays a fixed natural gas price ranging from $4.04 per MMBtu to $5.73 per MMBtu and receives a NYMEX-based natural gas price. These agreements mature at various times through June 2002.

In October and November 2001, the Company entered into natural gas swap agreements for an aggregate notional amount of 1,000,000 MMBtu. Under these agreements, the Company pays fixed natural gas prices ranging from $2.34 per MMBtu to $3.91 per MMBtu and receives a NYMEX-based natural gas price. These agreements mature at various times through March 2003.

The interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net earnings.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 2.  New Accounting Pronouncements  (continued)

The adoption of SFAS No. 133 on January 1, 2001 resulted in the Company recording a net liability of $0.1 million on the balance sheet to reflect the fair value of outstanding swap agreements and a transition adjustment of $0.1 million ($0.1 million net of tax) to reflect the cumulative effect of adoption in accumulated other comprehensive income (loss). The fair value of the outstanding swap agreements in effect at September 30, 2001 was $8.1 million and was recorded in other liabilities. As a result, the Company recorded an additional charge to accumulated other comprehensive income (loss) of $4.6 million, net of both taxes and net losses reclassified to earnings. The Company estimates that it will reclassify $1.2 million, net of tax, of the amount recorded in accumulated other comprehensive income (loss) as a charge to earnings during the next three months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

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

Impairment and Disposal of Long-Lived Assets and Discontinued Operations ------------------------------------------------------------------------ In
October 2001, the Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting
Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company does not expect the adoption of this standard on January 1, 2002 to have a significant impact on its financial position or results of operations.

Note 3.  Rationalization Charges and Acquisition Reserves

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. The Company closed the facility in May 2001 and expects related cash payments to be made primarily through 2001.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves  (continued)

As part of its plans to integrate the operations of its various acquired businesses, including the Food Metal and Specialty business of American National Can Company ("AN Can"), the steel container manufacturing business of Campbell Soup Company ("CS Can"), Clearplass Containers, Inc. ("Clearplass") and Winn Packaging Co. ("Winn"), and rationalize certain facilities, the Company has established reserves for employee severance and benefits, plant exit costs and acquisition liabilities. These costs are expected to be incurred primarily through 2002. Activity in the Company's rationalization and acquisition reserves since December 31, 2000 is summarized as follows:


                                                              Employee        Plant
                                                              Severance       Exit        Acquisition
                                                            and Benefits      Costs       Liabilities       Total
                                                            ------------      -----       -----------       -----
                                                                             (Dollars in thousands)


Balance at December 31, 2000
----------------------------
AN Can Acquisition .......................................     $2,364         $2,622        $ 4,000        $ 8,986
CS Can, Clearplass and Winn Acquisitions .................       --            2,123            252          2,375
San Leandro and City of Industry Plant Closings ..........       --              606           --              606
Other Acquisitions .......................................       --              208           --              208
                                                               ------         ------        -------        -------
Balance at December 31, 2000 .............................      2,364          5,559          4,252         12,175


Activity for the Nine Months Ended September 30, 2001
-----------------------------------------------------
AN Can Acquisition .......................................       (763)          (166)        (2,000)        (2,929)
CS Can, Clearplass and Winn Acquisitions .................       --             (230)          (252)          (482)
San Leandro and City of Industry Plant Closings ..........       --             (297)          --             (297)
Fairfield Plant Rationalization Charge ...................        874          2,616           --            3,490
Fairfield Plant Closing ..................................       (629)          (687)          --           (1,316)
Other Acquisitions .......................................       --             (183)          --             (183)
                                                               ------         ------        -------        -------
Total Activity ...........................................       (518)         1,053         (2,252)        (1,717)

Balance at September 30, 2001
-----------------------------
AN Can Acquisition .......................................      1,601          2,456          2,000          6,057
CS Can, Clearplass and Winn Acquisitions .................       --            1,893           --            1,893
San Leandro and City of Industry Plant Closings ..........       --              309           --              309
Fairfield Plant Closing ..................................        245          1,929           --            2,174
Other Acquisitions .......................................       --               25           --               25
                                                               ------         ------        -------        -------
Balance at September 30, 2001 ............................     $1,846         $6,612        $ 2,000        $10,458
                                                               ======         ======        =======        =======



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                   Sept. 30,     Sept. 30,     Dec. 31,
                                     2001          2000          2000
                                     ----          ----          ----
                                         (Dollars in thousands)

Accrued liabilities ..........     $ 7,745       $ 7,797       $ 7,462
Other liabilities ............       2,713         6,114         4,713
                                   -------       -------       -------
                                   $10,458       $13,911       $12,175
                                   =======       =======       =======


Note 4.  Comprehensive Income (Loss)

Comprehensive  income is reported in the  Condensed  Consolidated  Statements of
Stockholders'  Equity  (Deficiency).   Amounts  included  in  accumulated  other
comprehensive income (loss) consisted of the following:

                                            Sept. 30,    Sept. 30,    Dec. 31,
                                              2001         2000         2000
                                              ----         ----         ----
                                                  (Dollars in thousands)

Foreign currency translation ...........     $(1,729)     $(752)     $  (691)
Change in fair value of derivatives ....      (4,690)       --           --
Minimum pension liability ..............        (897)      (100)        (897)
                                             -------      -----      -------
   Accumulated other comprehensive
     income (loss) .....................     $(7,316)     $(852)     $(1,588)
                                             =======      =====      =======


The change in fair value of derivatives component of accumulated other comprehensive income (loss) is comprised of a $0.1 million charge, net of tax, for the cumulative effect of adopting SFAS No. 133 and an additional charge of $4.6 million, net of both tax and net losses reclassified to earnings, for the change in fair value of derivatives for the nine months ended September 30, 2001. The amounts reclassified to earnings from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2001 were net losses of $0.9 million and $1.3 million, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 5.  Inventories

Inventories consisted of the following:

                                            Sept. 30,     Sept. 30,     Dec. 31,
                                              2001          2000          2000
                                              ----          ----          ----
                                                  (Dollars in thousands)

Raw materials ........................      $ 33,798      $ 36,242      $ 43,873
Work-in-process ......................        42,907        50,279        51,191
Finished goods .......................       163,766       144,397       165,680
Spare parts and other ................         9,467        11,743        11,698
                                            --------      --------      --------
                                             249,938       242,661       272,442
Adjustment to value inventory
   at cost on the LIFO method ........         7,713         7,136         7,295
                                            --------      --------      --------
                                            $257,651      $249,797      $279,737
                                            ========      ========      ========

Note 6.  Investments

White Cap LLC
-------------
Effective July 1, 2001, the Company formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC ("White Cap"). The Company contributed certain metal closure assets and liabilities, including its manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35% interest in and $32.4 million of cash proceeds from the joint venture. Net sales for the two facilities contributed totaled approximately $88 million in 2000.

The Company accounts for its investment in the White Cap joint venture using the equity method. During the third quarter of 2001, the Company recorded equity losses of the White Cap joint venture of $0.2 million and a gain on the assets contributed to the venture of $5.3 million.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 6.  Investments  (continued)

Packtion Corporation  (continued)
--------------------

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

The Company accounted for its investment in Packtion using the equity method. During the first six months of 2001, the Company recorded equity losses of Packtion aggregating $3.8 million which included its final losses and eliminated its investment in Packtion.


Note 7.  Long-Term Debt

Long-term debt consisted of the following:


                                                    Sept. 30,        Sept. 30,         Dec. 31,
                                                      2001             2000              2000
                                                      ----             ----              ----
                                                               (Dollars in thousands)
Bank debt
     Bank Revolving Loans ..................       $  503,400       $  340,100       $  367,400
     Bank A Term Loans .....................          159,218          194,047          159,218
     Bank B Term Loans .....................          188,542          190,495          188,542
     Canadian Bank Facility ................            5,129           12,558           12,850
                                                   ----------       ----------       ----------
        Total bank debt ....................          856,289          737,200          728,010

Subordinated debt
     9% Senior Subordinated Debentures .....          300,000          300,000          300,000
     13 1/4% Subordinated Debentures .......             --             56,206             --
     Other .................................            3,152            3,000            3,465
                                                   ----------       ----------       ----------
        Total subordinated debt ............          303,152          359,206          303,465

Total debt .................................        1,159,441        1,096,406        1,031,475
     Less current portion ..................          176,376          252,954           44,948
                                                   ----------       ----------       ----------
                                                   $  983,065       $  843,452       $  986,527
                                                   ==========       ==========       ==========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

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

At September 30, 2001, bank revolving loans under the U.S. Credit Agreement consisted of $134.5 million related primarily to seasonal working capital needs and $368.9 million related primarily to long-term financing of acquisitions. At September 30, 2001, amounts expected to be repaid within one year consisted of $134.5 million of bank revolving loans and $41.9 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been reclassified as long-term debt.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 8.  Business Segment Information

As a result of the White Cap joint venture, the Company no longer reports the results of its remaining specialty packaging business as a separate segment. The results of the Omni plastic container and Polystar easy-open plastic end businesses are reported with the plastic container business, and the results of the paperboard container business are reported with the metal food container business. The historical results of the metal closure business are reported separately. Prior year amounts have been restated to conform with the current presentation.

Reportable business segment information for the Company's business segments is as follows:




                                                   Metal Food       Plastic           Metal
                                                   Containers      Containers(1)     Closures        Other(2)          Total
                                                   ----------      ----------        --------        -----             -----
                                                                         (Dollars in thousands)

Three Months Ended September 30, 2001
-------------------------------------
Net sales ....................................     $  471,969      $118,822          $  --          $   --         $  590,791
EBITDA(3) ....................................         65,063        19,284             --           (1,196)           83,151
Depreciation and amortization(4) .............         13,627         9,194             --               19            22,840
Segment profit (loss) ........................         51,436        10,090             --           (1,215)           60,311


Three Months Ended September 30, 2000
-------------------------------------
Net sales ....................................     $  454,852      $ 93,344          $23,173        $   --         $  571,369
EBITDA (3) ...................................         62,425        14,911            1,867           (792)           78,411
Depreciation and amortization (4) ............         13,468         6,959            1,183             25            21,635
Segment profit (loss) ........................         48,957         7,952              684           (817)           56,776


Nine Months Ended September 30, 2001
------------------------------------
Net sales ....................................     $1,055,432      $378,040          $46,250        $   --         $1,479,722
EBITDA (3) ...................................        130,945        67,399            5,743         (3,216)          200,871
Depreciation and amortization (4) ............         40,281        27,599            2,475             72            70,427
Segment profit (loss) ........................         90,664        39,800            3,268         (3,288)          130,444


Nine Months Ended September 30, 2000
------------------------------------
Net sales ....................................     $1,070,623      $277,728          $71,729        $   --         $1,420,080
EBITDA (3) ...................................        136,151        46,578            7,274         (2,950)          187,053
Depreciation and amortization(4) .............         39,742        21,726            3,725             76            65,269
Segment profit (loss) ........................         96,409        24,852            3,549         (3,026)          121,784



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

     (1) Excludes a rationalization charge of $3.5 million for the nine months ended September 30, 2001 related to the closing of a facility.
     (2)  Provides information pertaining to the corporate holding company.
     (3) EBITDA means earnings before equity in losses of affiliates, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges and subtract the gain on assets contributed to affiliate. While EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of income or cash flows data prepared in accordance with GAAP as a measure of the profitability or liquidity of the Company, management believes that many investors and lenders consider it important in assessing a company's ability to service and incur debt. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, EBITDA is not computed in accordance with GAAP and may not be comparable to other similarly titled measures of other companies.
     (4) Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended September 30, 2001 and 2000 and of $1.3 and $1.2 million for the nine months ended September 30, 2001 and 2000, respectively.

Total segment profit is reconciled to income before income taxes and equity in losses of affiliates as follows:


                                                     Three Months Ended            Nine Months Ended
                                                   -----------------------     -------------------------
                                                   Sept. 30,     Sept. 30,     Sept. 30,       Sept. 30,
                                                     2001          2000          2001            2000
                                                     ----          ----          ----            ----
                                                                  (Dollars in thousands)

Total segment profit .........................      $60,311       $56,776       $130,444       $121,784
Rationalization charge .......................         --            --            3,490           --
Gain on assets contributed
   to affiliate ..............................        5,337          --            5,337           --
Interest and other debt expense ..............       19,702        23,500         63,818         66,097
                                                    -------       -------       --------       --------
   Income before income taxes and
      equity in losses of affiliates .........      $45,946       $33,276       $ 68,473       $ 55,687
                                                    =======       =======       ========       ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2001 and 2000 and for the
                 three and nine months then ended is unaudited)


Note 9.  Subsequent Event

On November 9, 2001, The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") completed a public offering of 4,100,000 shares of common stock of the
Company  owned  by it at  $19.00  per  share.  MSLEF  II has  also  granted  the underwriters an option, exercisable at any time until December 6, 2001, to purchase up to an additional 492,000 shares owned by it to cover over-allotments, if any, at the offering price. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of the shares in the offering.

Following the offering, MSLEF II will own 1,735,842 shares, or 9.7%, of the Company's common stock, assuming no exercise of the underwriters over-allotment option. The shares that were sold were registered pursuant to registration rights of MSLEF II under a stockholders agreement with the Company.

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

RESULTS OF OPERATIONS - THREE MONTHS

Summary unaudited results of operations for the three months ended September 30, 2001 and 2000 are provided below.

                                                   2001         2000
                                                   ----         ----
                                                 (Dollars in millions)
Net sales (1)
     Metal food containers ...............        $472.0       $454.9
     Plastic containers ..................         118.8         93.3
     Metal closures ......................          --           23.2
                                                  ------       ------
        Consolidated .....................        $590.8       $571.4
                                                  ======       ======

Operating profit (1)
     Metal food containers ...............        $ 51.4       $ 48.9
     Plastic containers ..................          10.1          8.0
     Metal closures ......................          --            0.7
     Other ...............................          (1.2)        (0.8)
                                                  ------       ------
        Consolidated .....................        $ 60.3       $ 56.8
                                                  ======       ======

-------------

     (1) As a result of the White Cap joint venture, the Company no longer reports the results of its remaining specialty packaging business, which had net sales of approximately $36 million in 2000, as a separate segment. The results of the Omni plastic container and
          Polystar easy-open plastic end businesses are reported with the plastic container business, and the results of the paperboard container business are reported with the metal food container business. The historical results of the metal closure business are reported separately. Prior year amounts have been restated to conform with the current presentation.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net Sales. Consolidated net sales increased $19.4 million, or 3.4%, to $590.8 million for the three months ended September 30, 2001, as compared to net sales of $571.4 million for the same three months in the prior year. This increase was the result of higher net sales in the plastic container and metal food container businesses, partially offset by the impact of contributing the metal closure business to the White Cap joint venture.

Net sales for the metal food container business were $472.0 million for the three months ended September 30, 2001, an increase of $17.1 million, or 3.8%, from net sales of $454.9 million for the same period in 2000. This increase was primarily attributable to the acquisition of new food can accounts, largely offset by a weaker fruit and vegetable pack as compared to last year.

Net sales for the plastic container business of $118.8 million during the three months ended September 30, 2001 increased $25.5 million, or 27.3%, from net sales of $93.3 million for the same period in 2000. This increase in net sales was largely due to the acquisition of RXI Plastics, Inc. ("RXI Plastics") in October 2000. Excluding RXI Plastics, third quarter 2001 net sales were essentially unchanged from net sales for the same period last year, reflecting generally softer market conditions as compared to earlier in the year.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 86.6% ($511.8 million) for the three months ended September 30, 2001, a decrease of 0.4 percentage points as compared to 87.0% ($496.9 million) for the same period in 2000. Excluding the impact of contributing the metal closure business to the White Cap joint venture, the gross profit margin for the third quarter of 2001 was essentially unchanged from the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.1 percentage points to 3.2% ($18.7 million) for the three months ended September 30, 2001, as compared to 3.1% ($17.7 million) for the same period in 2000. This slight increase was principally the result of higher selling, general and administrative expenses in the plastic container business, partially offset by lower selling, general and administrative expenses in the metal food container business.

Income from Operations. Income from operations for the third quarter of 2001 increased $3.5 million, or 6.2%, to $60.3 million, as compared to $56.8 million in the same period in 2000. This increase was a result of a favorable sales mix in the metal food container business and higher sales in the plastic container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture. Income from operations as a percentage of consolidated net sales for the three months ended September 30, 2001 improved
0.3 percentage points to 10.2%, as compared to 9.9% for the same period in 2000. Excluding the impact of contributing the metal closure business to the White Cap joint venture, income from operations as a percentage of consolidated net sales for the third quarter of 2001 was essentially unchanged from the same period in 2000.

Income from operations as a percentage of net sales for the metal food container business increased 0.2 percentage points to 10.9% ($51.4 million) for the three months ended September 30, 2001, as compared to 10.7% ($48.9 million) for the same period in 2000. The slight increase in income from operations as a percentage of net sales for the metal food container business was primarily a result of a favorable sales mix.

Income from operations for the plastic container business for the three months ended September 30, 2001 increased $2.1 million, or 26.3%, to $10.1 million, as compared to $8.0 million for the same period in 2000. This increase was primarily a result of higher unit volume. Income from operations as a percentage of net sales for the plastic container business was 8.5% for the three months ended September 30, 2001, essentially unchanged from the same period in 2000.

Interest Expense. Interest expense decreased $3.8 million to $19.7 million for the three months ended September 30, 2001 as compared to the same period in 2000. The benefits of lower interest rates during the quarter more than offset the impact of higher average borrowings outstanding during the quarter, principally due to debt incurred in October 2000 for the acquisition of RXI Plastics.

Income Taxes. The provision for income taxes for the three months ended September 30, 2001 and 2000 was recorded at an effective income tax rate of 40.2% and 39.0%, respectively ($18.5 million and $13.0 million, respectively).

Net Income and Earnings per Share. Earnings for the three months ended September 30, 2001 before the impact of the investment in the White Cap joint venture were $24.3 million, or $1.34 per diluted share, as compared to $20.3 million, or $1.13 per diluted share, for the same period in the prior year before the impact of the investment in Packtion. Including the pre-tax gain on the assets contributed to the White Cap joint venture of $5.3 million and equity losses of the White Cap joint venture of $0.2 million, or a combined $0.16 per diluted share, net earnings for the three months ended September 30, 2001 were $27.3 million, or $1.50 per diluted share, as compared to $18.5 million, or $1.03 per diluted share, for the same period in 2000 including equity losses in Packtion of $1.8 million, or $0.10 per diluted share.

RESULTS OF OPERATIONS - NINE MONTHS

Summary unaudited results of operations for the nine months ended September 30, 2001 and 2000 are provided below.

                                                   2001            2000
                                                   ----            ----
                                                  (Dollars in millions)
Net sales (1)
     Metal food containers .............        $1,055.4        $1,070.6
     Plastic containers ................           378.0           277.7
     Metal closures ....................            46.3            71.8
                                                --------        --------
        Consolidated ...................        $1,479.7        $1,420.1
                                                ========        ========

Operating profit (1)
     Metal food containers .............        $   90.7        $   96.4
     Plastic containers (2) ............            36.3            24.9
     Metal closures ....................             3.3             3.5
     Other .............................            (3.3)           (3.0)
                                                --------        --------
        Consolidated ...................        $  127.0        $  121.8
                                                ========        ========

-------------

     (1) As a result of the White Cap joint venture, the Company no longer reports the results of its remaining specialty packaging business, which had net sales of approximately $36 million in 2000, as a separate segment. The results of the Omni plastic container and
          Polystar easy-open plastic end businesses are reported with the plastic container business, and the results of the paperboard container business are reported with the metal food container business. The historical results of the metal closure business are reported separately. Prior year amounts have been restated to conform with the current presentation.

     (2) Includes a rationalization charge of $3.5 million in the first quarter of 2001 related to the closing of a facility.


Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net Sales. Consolidated net sales increased $59.6 million, or 4.2%, to $1.480 billion for the nine months ended September 30, 2001, as compared to net sales of $1.420 billion for the same nine months in the prior year. This increase was the result of higher net sales in the plastic container business, partially offset by lower sales in the metal food container business and the impact of contributing the metal closure business to the White Cap joint venture.

Net sales for the metal food container business were $1.055 billion for the nine months ended September 30, 2001, a decrease of $15.2 million, or 1.4%, from net sales of $1.071 billion for the same period in 2000. This decrease was primarily attributable to lower net sales due to generally soft market conditions and a weaker fruit and vegetable pack as compared to last year, partially offset by the acquisition of new food can accounts.

Net sales for the plastic container business of $378.0 million during the nine months ended September 30, 2001 increased $100.3 million, or 36.1%, from net sales of $277.7 million for the same period in 2000. This increase in net sales was principally attributable to the acquisition of RXI Plastics in October 2000 and higher unit sales from the existing business. Excluding RXI Plastics, net sales during the nine months ended September 30, 2001 increased $15.9 million, or 5.7%, versus the same period last year.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.4% ($1.293 billion) for the nine months ended September 30, 2001, a decrease of 0.2 percentage points as compared to 87.6% ($1.244 billion) for the same period in 2000. The increase in gross profit margin was primarily attributable to higher unit sales in the plastic container business, partially offset by lower unit sales and the effects of higher energy costs in the metal food container business.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were 3.8% of consolidated net sales for the nine months ended September 30, 2001, essentially unchanged from the same period in 2000.

Income from Operations. Excluding the rationalization charge of $3.5 million related to the closing of a plastic container manufacturing facility in 2001, income from operations for the nine months ended September 30, 2001 increased $8.7 million, or 7.1%, to $130.5 million, as compared to $121.8 million in the same period in 2000. This increase was primarily a result of higher unit volume in the plastic container business, partially offset by lower unit volume and higher energy costs in the metal food container business and, to a lesser extent, the impact of contributing the metal closure business to the White Cap joint venture. Excluding the rationalization charge, income from operations as a percentage of consolidated net sales for the nine months ended September 30, 2001 improved 0.2 percentage points to 8.8%, as compared to 8.6% for the same period in 2000. This increase was primarily a result of higher operating margins of the plastic container business, partially offset by lower operating margins of the metal food container business. Including the rationalization charge, income from operations for the nine months ended September 30, 2001 was $127.0 million or 8.6% of consolidated net sales.

Income from operations as a percentage of net sales for the metal food container business decreased 0.4 percentage points to 8.6% ($90.7 million) for the nine months ended September 30, 2001, as compared to 9.0% ($96.4 million) for the same period in 2000. The decrease in income from operations as a percentage of net sales for the metal food container business was primarily a result of lower unit volume and higher energy costs, partially offset by benefits realized from a previous plant rationalization.

Excluding the rationalization charge, income from operations as a percentage of net sales for the plastic container business increased 1.5 percentage points to 10.5% ($39.8 million) for the nine months ended September 30, 2001, as compared to 9.0% ($24.9 million) for the same period in 2000. The increase in income from operations as a percentage of net sales for the plastic container business was primarily a result of higher unit volume. Including the rationalization charge, income from operations for the nine months ended September 30, 2001 was $36.3 million or 9.6% of net sales.

Interest Expense. Interest expense decreased $2.3 million to $63.8 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The benefits of lower interest rates more than offset the impact of higher average borrowings outstanding during the first nine months of 2001, principally due to debt incurred in October 2000 for the acquisition of RXI Plastics.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2001 and 2000 was recorded at an effective income tax rate of 40.2% and 39.0%, respectively ($27.5 million and $21.7 million, respectively).

Net Income and Earnings per Share. Earnings before the impact of the investments in Packtion and the White Cap joint venture and before the first quarter 2001 rationalization charge relating to closing a plastic container manufacturing facility were $39.9 million, or $2.21 per diluted share, for the first nine months of 2001. Earnings before the impact of the investment in Packtion for the first nine months of 2000 were $33.9 million, or $1.89 per diluted share. Including equity losses of Packtion and the White Cap joint venture of a combined $4.0 million, or $0.22 per diluted share, the pre-tax gain on the assets contributed to the White Cap joint venture of $5.3 million, or $0.18 per diluted share, and the first quarter pre-tax rationalization charge of $3.5 million, or $0.12 per diluted share, the Company's net earnings were $37.0 million, or $2.05 per diluted share, for the first nine months of 2001. Including equity losses of Packtion of $3.9 million, or $0.22 per diluted share, the Company's net earnings were $30.0 million, or $1.67 per diluted share, for the first nine months of 2000.

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

For the nine months ended September 30, 2001, the Company used net borrowings of revolving loans of $134.4 million under the U.S. Credit Agreement, cash proceeds from White Cap of $32.4 million and the proceeds from stock option exercises of $1.0 million to fund cash used by operations of $86.1 million for the Company's seasonal working capital needs, net capital expenditures of $66.7 million, the repayment of $6.3 million of long-term debt and its investment in Packtion of $3.0 million and to increase cash balances by $5.7 million.

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

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes, including acquisitions. During the second quarter of 2001, at its month-end peak, the Company had $542.0 million of revolving loans outstanding under the U.S. Credit Agreement, of which $173.1 million related primarily to seasonal working capital needs and $368.9 million related primarily to long-term financing of acquisitions. The unused portion of revolving loan commitments under the Company's credit agreements at its 2001 month-end borrowing peak, after taking into account outstanding letters of credit, was $112.1 million. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

As of September 30, 2001, the Company had $503.4 million of revolving loans outstanding under the U.S. Credit Agreement, of which $134.5 million related primarily to seasonal working capital needs and $368.9 million related primarily to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been reclassified as long-term debt. The unused portion of revolving loan commitments under the Company's credit agreements at September 30, 2001, after taking into account outstanding letters of credit, was $155.2 million.

During the first quarter of 2001, the Company completed its plan to close one plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs. This decision resulted in a first quarter 2001 pre-tax charge to earnings of $3.5 million (including approximately $1.0 million in anticipated cash payments), which consists of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. The Company closed the facility in May 2001 and expects related cash payments to be made primarily through 2001. See Note 3 to the Condensed Consolidated Financial Statements included herein.

In April 2000, the Company, together with Morgan Stanley Dean Witter Private Equity and Diamondcluster International, Inc., agreed to invest in Packtion, an e-commerce joint venture aimed at integrating the packaging supply chain from design through manufacturing and procurement. The parties agreed to invest through Packaging Markets LLC, a limited liability company. In the first quarter of 2001 in connection with an investment by The Proctor & Gamble Company and E.
I. Du Pont de Nemours & Co. in Packtion, the Company funded additional equity investments in Packtion of $3.0 million, bringing its total investment to $10.1 million representing approximately a 25% interest in Packtion. In connection therewith, the Company also recorded a reduction to paid-in capital of $1.4 million due to the dilution of its investment. Packtion was dissolved on May 31, 2001. During the first six months of 2001, the Company recorded equity losses of Packtion aggregating $3.8 million which included its final losses and eliminated its investment in Packtion.

Effective July 1, 2001, the Company formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC. The Company contributed certain metal closure assets and liabilities, including its manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35% interest in and $32.4 million cash proceeds from the joint venture. Net sales for the two facilities contributed totaled approximately $88 million in 2000. During the third quarter of 2001, the Company recorded equity losses of the White Cap joint venture of $0.2 million and a gain on assets contributed to the venture of $5.3 million.

The Company's Board of Directors has authorized the repurchase of up to $70 million of its common stock. As of September 30, 2001, the Company had repurchased 2,708,975 shares of its common stock for an aggregate cost of approximately $61.0 million. The Company intends to finance future share repurchases, if any, through revolving loan borrowings under its U.S. Credit Agreement or through internally generated funds.

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

In October 2001, the Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company does not expect the adoption of this standard on January 1, 2002 to have a significant impact on its financial position or results of operations.

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

Information regarding the Company's interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Since such filing, there has not been a material change to the Company's interest rate risk, foreign currency rate risk or commodity pricing risk or to the Company's policies and procedures to manage its exposure to such risks, except that beginning in the second quarter of 2001 the Company began managing its exposure to fluctuations in natural gas prices for up to a significant portion of its natural gas purchases over a period of up to two years by entering into natural gas swap agreements with major trading companies to convert pricing exposure from market prices to fixed prices. See Note 2 to the Condensed Consolidated Financial Statements included herein.


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                                Description
--------------                                -----------

     12                           Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     1. On October 24, 2001, the Company filed a Current Report on Form 8-K with which it filed a copy of its press release announcing its financial results for the three and nine month periods ended September 30, 2001.

     2. On October 26, 2001, the Company filed a Current Report on Form 8-K with which it furnished pursuant to Regulation FD, but did not file, a copy of its press release regarding its estimated 2001 and preliminary 2002 earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SILGAN HOLDINGS INC.


Dated:  November 14, 2001                 /s/Harley Rankin, Jr.
-------------------------                 -------------------------------
                                          Harley Rankin, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  November 14, 2001                 /s/Nancy Merola
-------------------------                 ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                             EXHIBIT INDEX



         EXHIBIT NO.                             EXHIBIT
         -----------                             -------

             12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2001 and 2000