Form 10-K
period 2001-12-31
SILGAN HOLDINGS INC
filed 2002-03-29
CIK 849869

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

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $328.4 million.

As of March 1, 2002, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 18,005,685.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                         TABLE OF CONTENTS



                                                                                                Page
                                                                                                ----

Part I........................................................................................... 1
   Item 1.    Business........................................................................... 1
   Item 2.    Properties.........................................................................12
   Item 3.    Legal Proceedings..................................................................13
   Item 4.    Submission of Matters to a Vote of Security Holders................................13
PART II..........................................................................................14
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............14
   Item 6.    Selected Financial Data............................................................14
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................18
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................35
   Item 8.    Financial Statements and Supplementary Data........................................36
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................36
PART III.........................................................................................37
   Item 10.   Directors and Executive Officers of the Registrant.................................37
   Item 11.   Executive Compensation.............................................................41
   Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................41
   Item 13.   Certain Relationships and Related Transactions.....................................41
PART IV..........................................................................................42
   Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K..................42



                                     PART I

Item 1.  Business.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of $1.941 billion in 2001. Our products are used for a wide variety of end markets and we have 59 manufacturing plants throughout North America. Our product lines include:

    o  steel and aluminum containers for human and pet food; and

    o custom designed plastic containers and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of approximately 47% in 2001. Our leadership in this market is driven by our high levels of quality, service and technological support, low cost producer position, strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe we have the most comprehensive equipment capabilities in the industry. For 2001, our metal food container business had net sales of $1,401.1 million (approximately 72% of our total net sales) and income from operations before net rationalization charges of $114.2 million (approximately 68% of our total income from operations before net rationalization charges).

     We are also a leading manufacturer of plastic containers in North America for personal care products. Our success in the plastic packaging market is largely due to our demonstrated ability to provide high levels of quality, service and technological support, our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2001, our plastic container business had net sales of $493.6 million (approximately 26% of our total net sales) and income from operations before rationalization charges of $49.5 million (approximately 30% of our total income from operations before net rationalization charges).

     Our customer base includes some of the world's best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of long-term supply contracts, our high retention of customers' business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2002 approximately 85% of our projected metal food container sales and more than a majority of our projected plastic container sales will be under long-term supply arrangements.

     Our objective is to increase shareholder value through efficiently deploying our capital and management resources to grow our business and reduce costs in our existing operations and to make acquisitions at attractive cash flow multiples. We believe we will accomplish this goal because of our leading market positions and management expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

     We were founded in 1987 by our Co-Chief Executive Officers, R. Philip Silver and D. Greg Horrigan, former members of senior management of the packaging operations of Continental Group Inc., or Continental Can, which in the mid-1980's was one of the largest packaging companies in the world. Our senior management has on average 29 years of experience in the packaging industry. Mr. Silver and

Mr. Horrigan have approximately a 40% ownership interest in Silgan Holdings. Management's large ownership interest in Silgan Holdings fosters an entrepreneurial management style and places a primary focus on creating shareholder value.

Our History

     Since our inception in 1987, we have acquired seventeen businesses, including most recently RXI Holdings, Inc., or RXI, in October 2000. As a result of the benefits of these acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10% in 1987 to approximately 47% in 2001. Our plastic container and closure business has also improved its market position since 1987, with sales increasing more than fivefold to $493.6 million in 2001. The following chart shows our acquisitions since our inception:


            Acquired Business                    Year          Products
            -----------------                    ----          --------
Nestle Food Company's metal container            1987    Metal food containers
  manufacturing division
Monsanto Company's plastic container business    1987    Plastic containers
Fort Madison Can Company of The Dial             1988    Metal food containers
  Corporation
Seaboard Carton Division of Nestle Food          1988    Paperboard containers
  Company
Aim Packaging, Inc.                              1989    Plastic containers
Fortune Plastics Inc.                            1989    Plastic containers
Express Plastic Containers Limited               1989    Plastic containers
Amoco Container Company                          1989    Plastic containers
Del Monte Corporation's U.S. can                 1993    Metal food containers
  manufacturing operations
Food Metal and Specialty business of             1995    Metal food containers,
  American National Can Company                          steel closures and Omni
                                                         plastic containers
Finger Lakes Packaging Company, Inc., a          1996    Metal food containers
  subsidiary of Agrilink Foods, Inc.
Alcoa Inc.'s North American aluminum roll-on     1997    Aluminum roll-on
  closure business                                       closures
Rexam plc's North American plastic container     1997    Plastic containers and
  business                                               closures
Winn Packaging Co.                               1998    Plastic containers
Campbell Soup Company's steel container          1998    Metal food containers
  manufacturing business
Clearplass Containers, Inc.                      1998    Plastic containers
RXI Holdings, Inc.                               2000    Plastic containers and
                                                         plastic closures, caps,
                                                         sifters and fitments
Our Strategy

     We intend to enhance our position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

Expand Through Acquisitions at Attractive Cash Flow Multiples and Through Internal Growth

     We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to acquire businesses at attractive cash flow multiples. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to rapidly increase our net sales and income from operations before rationalization and stock option charges, which have grown at a compound annual growth rate of 12.3% and 11.6%, respectively, since 1994.

     During the past fourteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. Our acquisitions of the metal food container manufacturing operations of Nestle Food

Company, or Nestle, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Agrilink Foods, Inc., or Agrilink, and Campbell Soup Company, or Campbell, reflect this trend. We estimate that approximately 15% of the market for metal food containers is still served by self-manufacturers.

     We have improved our market position for our plastic container and closure business since 1987, with sales increasing more than fivefold to $493.6 million in 2001. We achieved this improvement primarily through strategic acquisitions, including most recently RXI, as well as through internal growth. The plastic container and closure business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. For example, with the acquisition of RXI we expanded our business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. We expect to continue to generate internal growth in our plastic container and closure business. For example, we intend to aggressively market our plastic closures to existing customers of our plastic container business. Additionally, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

Enhance Profitability of Acquired Companies Through Productivity Improvements and Cost Reductions

     We intend to continue to enhance profitability through productivity and cost reduction opportunities from acquired businesses. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, we expect that our acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. We expect to continue to benefit from our economies of scale and from the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved the operating performance of our plant facilities by making capital investments for productivity improvements and manufacturing cost reductions.

Supply "Best Value" Packaging Products With High Levels of Quality, Service and Technological Support

     Since our inception we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be "best value." Within our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We also offer value added features for our metal food containers such as easy-open ends. Within our plastic container and closure business, we provide high levels of quality and service and focus on value added, custom designed plastic containers to meet changing product and packaging demands of brand owners. Furthermore, with the acquisition of RXI, we believe that we are one of the few plastic container packaging businesses that can custom design and manufacture both plastic containers and plastic closures. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technology support.

Maintain Low Cost Producer Position

     We will continue pursuing opportunities to strengthen our low cost position in the metal food container and plastic container segments by:

    o maintaining a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of total net sales;

    o   achieving and maintaining our economies of scale;

    o investing in new technologies to increase manufacturing and production efficiency;

    o   rationalizing our existing plant structure; and

    o   serving our customers from our strategically located plants.

     Through our facilities dedicated to our metal food container products, we believe that we provide the most comprehensive equipment capabilities in the industry. Through our facilities dedicated to our plastic container and closure products, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design, and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

Utilize Leverage to Support Growth and Increase Shareholder Value

     Our financial strategy is to use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, to make value-enhancing acquisitions. In the absence of attractive acquisition opportunities, we intend to use our free cash flow to repay indebtedness or for other permitted purposes. In 2001, for example, we did not complete any acquisitions, and we reduced our total debt by $86.3 million as compared to 2000. Similarly, in 1999, we did not complete any acquisitions, and we reduced our total debt by $44.7 million despite, among other things, the incurrence of $16.6 million of debt for common stock repurchases.

Business Segments

     We are a holding company that conducts our business through two wholly owned operating subsidiaries, Silgan Containers Corporation, or Silgan
Containers, and Silgan Plastics Corporation, or Silgan Plastics. Silgan Containers includes the metal food container operations and Silgan Plastics includes the plastic container and closure operations.

Metal Food Containers--72% of our total net sales in 2001

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of 47% in 2001. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as metal containers for soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2001, our metal food container business had net sales of $1,401.1 million (approximately 72% of our total net sales) and income from operations before net rationalization charges of $114.2 million (approximately 68% of our total income from operations before net rationalization charges). Since 1994, our metal food container business has realized compound annual unit sales growth of approximately 10%. We estimate that approximately 85% of our projected metal food container sales in 2002 will be pursuant to long-term supply arrangements.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures, where the contents are packaged in larger consumer or institutional quantities (8 to 64 oz.) or where the long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport.

Plastic Containers--26% of our total net sales in 2001

     We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. Approximately 60% of Silgan Plastics' sales in 2001 were to the personal care and health care markets. For 2001, Silgan Plastics had net sales of $493.6 million (approximately 26% of our total net sales) and income from operations before rationalization charges of $49.5 million (approximately 30% of our total income from operations before net rationalization charges). Since 1987, we have improved our market position for our plastic container and closure business, with sales increasing more than fivefold.

     We manufacture custom designed and stock HDPE containers for: personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We also manufacture custom designed and stock PET containers for mouthwash, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments, premium bottled water and liquor. As a result of our acquisition of RXI, we manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes. Additionally, we manufacture our licensed Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products and our proprietary Polystar easy-open plastic end which we market with our Omni plastic container as an all-plastic microwaveable package.

     Our leading position in the plastic container market is largely driven by our rapid response to our customers' design, development and technology support needs. Our value-added, diverse product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We benefit from our unique scale and nationwide presence, as significant consolidation is occurring in many of our customers' markets. Through these capabilities, we are well-positioned to serve our personal care market customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging.

Metal Closures--2% of our total net sales in 2001

     Historically, we have reported a third business segment, specialty packaging, in our results of operations. We manufactured and sold in our specialty packaging business steel closures for glass and plastic containers, aluminum roll-on closures for glass and plastic containers, our licensed Omni plastic container, our proprietary Polystar easy-open plastic end and paperboard containers, all for use in the food and beverage industries.

     On July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC, or White Cap. We contributed to the venture certain metal closure assets and liabilities, including our manufacturing plants in Evansville and Richmond, Indiana, in return for a 35% interest in the joint venture and $32.4 million of cash proceeds from the joint venture.

     As a result of this transaction we no longer report the financial results of our remaining specialty packaging business as a separate business segment. We report the results of our Omni plastic container and Polystar easy-open plastic end businesses with our plastic container business and the results of our paperboard container business with our metal food container business. We also report the historical results of our metal closure business separately. We have restated prior year amounts to conform to this presentation.

Manufacturing and Production

     As is the practice in the industry, most of our customers provide us with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. These estimates enable us to effectively manage production and control working capital requirements. We schedule our production to meet customers' requirements. Because the production time for our products is short, the backlog of customer orders in relation to our sales is not material. As of March 1, 2002, we operated 59 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of our customers.

Metal Food Container Business

     The manufacturing operations of our metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment.

Plastic Container Business

     We utilize two basic processes to produce plastic containers. In the extrusion blowmolding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold's shape. In the injection and injection stretch blowmolding processes, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

     We also manufacture plastic closures, caps, sifters and fitments using runnerless injection molding technology. In this process, pellets of plastic resin are melted and forced under pressure into a mold, where they take the mold's shape. Our thermoformed plastic tubs are manufactured by melting pellets of plastic resin into a plastic sheet. The plastic sheets are then stamped by hot molds to form plastic tubs. Our Omni plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping. We designed the equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives. We manufacture Omni plastic containers pursuant to a royalty-free, perpetual license with American National Can Company, or ANC, which was entered into at the time of our acquisition of the Food Metal and Specialty business of ANC.

     We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the country. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. Post-mold decoration includes:

    o silk screen decoration which enables the applications of images in multiple colors to the bottle;

    o pressure sensitive decoration which uses a plastic film or paper label with an adhesive;

    o heat transfer decoration which uses a plastic coated label applied by heat; and

    o hot stamping decoration which transfers images from a die using metallic foils.

Raw Materials

     We do not believe that we are materially dependent upon any single supplier for any of our raw materials, and, based upon the existing arrangements with suppliers, our current and anticipated requirements and market conditions, we believe that we have made adequate provisions for acquiring raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our long-term supply arrangements and otherwise.

Metal Food Container Business

     We use tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal food container products. Our material requirements are supplied through contracts and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to make the purchases at comparable prices or terms. We believe that we will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

Plastic Container Business

     The raw materials we use in our plastic container and closure business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing. We believe that we will be able to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

     Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products in most areas of North America primarily by a direct sales force and for our plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal food and plastic container businesses generally sell to customers within a 300 mile radius of their manufacturing plants.

     In 2001, 2000, and 1999, approximately 11%, 12%, and 12%, respectively, of our sales were to Nestle; approximately 10%, 11%, and 11%, respectively, of our sales were to Del Monte; and approximately 12%, 11% and 11%, respectively, of our sales were to Campbell. No other customer accounted for more than 10% of our total sales during those years.

Metal Food Container Business

     We are the largest manufacturer of metal food containers in North America, with a unit sale market share in 2001 in the United States of approximately 47%. Our largest customers for this segment include Nestle, Del Monte, Campbell, Hormel Foods Corp., or Hormel, Kraft Foods Inc., or Kraft, ConAgra Foods Inc., Unilever, N.V., General Mills, Inc., Dial and Agrilink.

     We have entered into multi-year supply arrangements with many of our customers, including Nestle, Del Monte, Campbell and several other major food producers. We estimate that approximately 85% of our projected metal food container sales in 2002 will be pursuant to multi-year supply arrangements. Historically, we have been successful in continuing these multi-year supply arrangements with our customers.

     Since our inception in 1987, we have supplied Nestle with substantially all of its U.S. metal container requirements. In 2001, our total sales of metal containers to Nestle were $218.4 million.

     We currently have three supply agreements with Nestle under which we supply Nestle with a large majority of its U.S. metal container requirements (representing approximately 8.4% of our total 2001 sales and, together with additional sales to Nestle under purchase orders, approximately 11.2% of our total 2001 sales). The terms of the Nestle agreements were recently extended for an additional seven years through 2008 for approximately half of the metal container sales under the Nestle agreements, in return for certain price reductions for metal containers that began in 2001. These price reductions did not materially affect our financial condition or results of operations. The terms of the Nestle agreements for the remaining metal containers currently supplied thereunder continue through 2004.

     The Nestle agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. These agreements contain provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In the event we breach any one of the agreements, Nestle may terminate the agreement but the other Nestle agreements would remain in effect.

     Under limited circumstances, Nestle may provide to us a competitive bid for metal containers sales under these agreements. We have the right to retain the business subject to the terms of the bid. In the event we choose not to match the bid, the Nestle agreements will terminate only with respect to the metal containers which are the subject of the bid.

     In connection with our acquisition of Del Monte's U.S. metal container manufacturing operations in December 1993, we entered into a supply agreement with Del Monte. Del Monte has agreed to purchase from us substantially all of its annual requirements for metal containers to be used for the packaging of food and beverages in the United States. The term of the Del Monte agreement continues until December 21, 2006. In 2001, our sales of metal containers to Del Monte amounted to $195.4 million.

     The Del Monte agreement provides certain prices for our metal containers and specifies that those prices will be increased or decreased based upon specified cost change formulas. Del Monte may, under certain circumstances, receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we furnish to Del Monte. The proposals must be for the remainder of the term of the Del Monte agreement and for 100% of the annual volume of containers at one or more of Del Monte's processing facilities. We have the right to retain the business subject to the terms and conditions of the competitive proposal. In addition, during the term of our agreement, Del Monte is not permitted to purchase pursuant to the proposals more than 50% of its metal containers from any other suppliers.

     In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or CS Can, we entered into a ten-year supply agreement with Campbell. Campbell has agreed to purchase from us substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. In 2001, our sales of metal containers to Campbell were $236.4 million.

     The Campbell agreement provides certain prices for containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon specified cost change formulas. The Campbell agreement permits Campbell, beginning in June 2003, to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we supply to Campbell. The proposals must be for the remainder of the term of the Campbell agreement and for 100% of the annual volume of containers at one or more of Campbell's food processing plants. We have the right to retain the business subject to the terms and conditions of the competitive proposal. Upon any material breach by us, Campbell has the right to terminate this agreement. In addition, Campbell has the right, at the end of the term of the Campbell agreement or upon the occurrence of specified material defaults under other agreements with Campbell, to purchase from us the assets used to manufacture containers for Campbell. These assets are located at the facilities we lease from Campbell. The purchase price for the assets would be determined at the time of purchase in accordance with an agreed upon formula that is based upon the net book value of the assets.

Plastic Container Business

     We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. We market our plastic containers and closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

     We are a leading manufacturer of plastic containers in North America for personal care products. Approximately 60% of our plastic containers are sold for personal care and health care products, such as hair care, skin care and oral care, and pharmaceutical products. Our largest customers in these product segments include Unilever Home and Personal Care North America (a unit of
Unilever, N.V.), Pfizer Inc., The Procter & Gamble Company, L'Oreal Retail Division of Cosmair, Inc., Avon Products Inc., Alberto Culver USA, Inc. and Johnson & Johnson.

     We also manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers in these product segments include The Procter & Gamble Company, Kraft, Nestle's Purina Pet Care, The Clorox Company and S.C. Johnson & Sons, Inc. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers in these product segments include Lipton (a unit of Unilever Home and Personal Care North America), The Kroger Company, McCormick & Co., Nice-Pak Products, Inc., Nestle's Purina Pet Care, Campbell and Hormel.

     We have arrangements to sell some of our plastic containers and closures to distributors, who in turn resell those products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic and custom molds with decoration added to meet the end users' requirements. The distributors' warehouses and their sales personnel enable us to market and inventory a wide range of such products to a variety of customers.

     We have written purchase orders or contracts for the supply of containers with the majority of our customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of one to seven years.

Competition

     The packaging industry is highly competitive. We compete in this industry with other packaging manufacturers as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. We attempt to compete effectively through the quality of our products, competitive pricing and our ability to meet customer requirements for delivery, performance and technical assistance.

     Because of the high cost of transporting empty containers, our metal food and our plastic container businesses generally sell to customers within a 300 mile radius of our manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be disadvantaged by the relocation of a major customer.

Metal Food Container Business

     Of the commercial metal food container manufacturers, Crown Cork and Seal Company, Inc. and Ball Corporation are our most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe that metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures, where the contents are packaged in larger consumer or institutional quantities (8 to 64 oz.) or where long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport.

Plastic Container Business

     Our plastic container and closure business competes with a number of large national producers of plastic containers and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care,
agricultural   chemical,   automotive  and  marine  chemical   products.   These
competitors include Owens-Illinois, Inc., Crown Cork and Seal Company, Inc., Plastipak Packaging Inc., Consolidated Container Company LLC and Rexam plc. To compete effectively in the constantly changing market for plastic containers and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers and closures.

Employees

     As of December 31, 2001, we employed approximately 1,400 salaried and 6,000 hourly employees on a full-time basis. Approximately 49% of our hourly plant employees as of that date were represented by a variety of unions. In addition, as of December 31, 2001, in connection with our acquisition of Campbell's steel container manufacturing business, Campbell provided us with approximately 20 salaried and 200 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

     Our labor contracts expire at various times between 2002 and 2005. As of December 31, 2001, contracts covering approximately 6% of our hourly employees will expire during 2002. We expect no significant changes in our relations with these unions. We believe that we have a good relationship with our employees.

Regulation

     We are subject to federal, state and local environmental laws and regulations. In general, these laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. We believe that all of our facilities are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, delayed compliance orders or similar arrangements.

     In addition to costs associated with regulatory compliance, we may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Those that generate hazardous substances that are disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, regardless of fault or the legality of the original disposal. CERCLA and many similar state statutes may hold a responsible party liable for the entire cleanup cost at a particular site even though that party may not have caused the entire problem. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state agency may also issue orders requiring responsible parties to undertake removal or remedial actions at sites.

     We are also subject to the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants.

     On June 18, 2001, we received a fine from the Jefferson County, Alabama Department of Health for $2.3 million for alleged air violations at our Tarrant City, Alabama leased facility. The alleged violations stem from activities occurring during the facility's ownership by a predecessor owner, which we discovered and voluntarily disclosed to the Jefferson County agency last year. Initial review of the fine indicates that most of it is related to our alleged "economic benefit" for operating certain equipment without upgraded control devices that the former owner should have installed. Based on the discovery of these alleged violations, we filed an indemnity claim against the former owner seeking to offset any costs or penalties we incur. We are reviewing this matter with Jefferson County, as well as all of our legal options. We do not expect to incur any material liability in excess of the indemnification available to us.

     Our management does not believe that any of the regulatory matters described above, individually or in the aggregate, will have a material effect on our capital expenditures, earnings, financial position or competitive position.

Research and Product Development

     Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facility in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. The amounts we have spent on research and development during the last three fiscal years are not material.

Item 2.  Properties.

     Our principal executive offices are located at 4 Landmark Square, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for our metal food container and plastic container businesses are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 14515 N. Outer Forty, Chesterfield, Missouri 63017, respectively. We lease all of these offices.

     We own and lease properties for use in the ordinary course of business. The properties consist primarily of 34 operating facilities for the metal food container business and 25 operating facilities for the plastic container business. We own 26 of these facilities and lease 33. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2002 for our metal food container business:

                                                  Approximate Building Area
     Location                                          (square feet)
     --------                                     -------------------------
     Tarrant, AL........................             89,100 (leased)
     Kingsburg, CA......................             35,600 (leased)
     Modesto, CA........................             37,800 (leased)
     Modesto, CA........................            128,000 (leased)
     Modesto, CA........................            150,000 (leased)
     Riverbank, CA......................            167,000
     Sacramento, CA.....................            284,900 (leased)
     Stockton, CA.......................            243,500
     Broadview, IL......................             85,000
     Hoopeston, IL......................            323,000
     Rochelle, IL.......................            175,000
     Waukegan, IL.......................             40,000 (leased)
     Hammond, IN........................            158,000 (leased)
     Laporte, IN........................            144,000 (leased)
     Fort Madison, IA...................            121,000 (56,000 leased)
     Ft. Dodge, IA......................            155,200 (leased)
     Benton Harbor, MI..................             20,200 (leased)
     Savage, MN.........................            160,000
     St. Paul, MN.......................            470,000
     Mt. Vernon, MO.....................            100,000
     Northtown, MO......................            111,700 (leased)
     St. Joseph, MO.....................            173,700
     Maxton, NC.........................            231,800 (leased)
     Edison, NJ.........................            265,500
     Lyons, NY..........................            149,700
     Napoleon, OH.......................            339,600 (leased)
     Crystal City, TX...................             26,000 (leased)
     Paris, TX..........................            266,300 (leased)
     Toppenish, WA......................            105,000
     Menomonee Falls, WI................            116,000
     Menomonie, WI......................            129,400 (leased)
     Oconomowoc, WI.....................            105,200
     Plover, WI.........................             91,400 (leased)
     Waupun, WI.........................            212,000

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2002 for our plastic container business:


                                                  Approximate Building Area
     Location                                          (square feet)
     --------                                     -------------------------
     Anaheim, CA........................            127,000 (leased)
     Valencia, CA.......................            122,500 (leased)
     Deep River, CT.....................            140,000
     Norwalk, CT........................             14,400 (leased)
     Monroe, GA.........................            139,600
     Norcross, GA.......................             59,000 (leased)
     Flora, IL..........................             56,400
     Woodstock, IL......................            186,700 (leased)
     Ligonier, IN.......................            469,000 (276,000 leased)
     Plainfield, IN.....................            105,700 (leased)
     Seymour, IN........................            450,000
     Franklin, KY.......................            122,000 (leased)
     Cape Girardeau, MO.................             71,700 (leased)
     Penn Yan, NY.......................            100,000
     Ottawa, OH.........................            267,000
     Port Clinton, OH...................            257,400 (leased)
     Langhorne, PA......................            156,000 (leased)
     Houston, TX........................            335,200
     Richmond, VA.......................             70,000 (leased)
     Triadelphia, WV....................            168,400
     Mississauga, Ontario...............             75,000 (leased)
     Mississauga, Ontario...............             62,600 (leased)
     Scarborough, Ontario...............            117,000
     Lachine, Quebec....................            113,300 (leased)
     Lachine, Quebec....................             77,800 (leased)


     We own and lease other warehouse facilities that are detached from our manufacturing facilities. We believe that our plants, warehouses and other facilities are in good operating condition, adequately maintained, and suitable to meet our present needs and future plans. We believe that we have sufficient capacity to satisfy the demand for our products in the foreseeable future. To the extent that we need additional capacity, we believe that we can convert certain facilities to continuous operation or make the appropriate capital expenditures to increase capacity.

     All of our U.S. facilities are subject to liens in favor of the banks under our U.S. credit agreement, and all of our Canadian facilities are subject to liens in favor of the banks under our Canadian credit agreement.

Item 3.  Legal Proceedings.

     We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our Common Stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of March 1, 2002, we had approximately 71 holders of record of our Common Stock. We have never declared or paid cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by our Board of Directors. We are allowed to pay cash dividends on our Common Stock up to specified limits under our U.S. and Canadian senior secured credit agreements and our indenture for our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. The table below sets forth the high and low closing sales prices of our Common Stock as reported by the Nasdaq National Market System for the periods indicated below.

                                              High          Low
                                              ----          ---
     2000
     ----
     First Quarter......................     $17.000      $11.750
     Second Quarter.....................      13.750        7.250
     Third Quarter......................      10.000        7.750
     Fourth Quarter.....................       9.750        5.750


                                              High          Low
     2001                                     ----          ---
     ----
     First Quarter......................     $12.563      $ 7.875
     Second Quarter.....................      22.940       10.875
     Third Quarter......................      25.290       16.500
     Fourth Quarter.....................      26.160       18.650

Item 6.  Selected Financial Data.

     In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have prepared this data using our consolidated financial statements for the five years ended December 31, 2001. Our consolidated financial statements for the five years ended December 31, 2001 were audited by Ernst & Young LLP, independent auditors.

     You should read this selected financial data along with the financial statements and related notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                          Selected Financial Data



                                                                          Year Ended December 31,
                                                                          -----------------------
                                                          2001         2000(a)      1999         1998(b)      1997
                                                          ----         ----         ----         ----         ----
                                                               (Dollars in millions, except per share data)


Operating Data:
Net sales ..........................................    $1,941.0     $1,877.5     $1,892.1     $1,768.7     $1,541.3
Cost of goods sold .................................     1,700.7      1,648.3      1,656.7      1,546.3      1,333.4
                                                        --------     --------     --------     --------     --------
Gross profit .......................................       240.3        229.2        235.4        222.4        207.9
Selling, general and administrative expenses .......        78.6         72.1         75.0         68.1         60.8
Non-cash stock option charge (c) ...................         --           --           --           --          22.5
Rationalization charges, net (d) ...................         9.3          --          36.1          --           --
                                                        --------     --------     --------     --------     --------
Income from operations .............................       152.4        157.1        124.3        154.3        124.6
Gain on assets contributed to affiliate ............         4.9          --           --           --           --
Interest and other debt expense ....................        81.2         91.2         86.1         81.5         80.7
                                                        --------     --------     --------     --------     --------
Income before income taxes and equity in
   losses of affiliates ............................        76.1         65.9         38.2         72.8         43.9
Provision for (benefit from) income taxes (e) ......        30.2         25.8         14.3         26.9         (6.7)
                                                        --------     --------     --------     --------     --------
Income before equity in losses of affiliates and
   extraordinary items .............................        45.9         40.1         23.9         45.9         50.6
Equity in losses of affiliates .....................         4.1          4.6          --           --           --
                                                        --------     --------     --------     --------     --------
Income before extraordinary items ..................        41.8         35.5         23.9         45.9         50.6
Extraordinary items - loss on early
   extinguishment of debt, net of income taxes .....         --           4.2          --           --          16.4
                                                        --------     --------     --------     --------     --------
Income before preferred stock dividend
   requirement .....................................        41.8         31.3         23.9         45.9         34.2
Preferred stock dividend requirement ...............         --           --           --           --           3.2
                                                        --------     --------     --------     --------     --------
Net income applicable to common
   stockholders ....................................    $   41.8     $   31.3     $   23.9     $   45.9     $   31.0
                                                        ========     ========     ========     ========     ========

Per Share Data:
Basic earnings per common share:
   Income before extraordinary items and
     preferred stock dividend requirement ..........      $2.35        $ 2.01        $1.35        $2.41       $ 2.75
   Extraordinary items .............................        --          (0.24)         --           --         (0.89)
   Preferred stock dividend requirement ............        --            --           --           --         (0.18)
                                                          -----        ------        -----        -----       ------
   Net income per basic common share ...............      $2.35        $ 1.77        $1.35        $2.41       $ 1.68
                                                          =====        ======        =====        =====       ======
Diluted earnings per common share:
   Income before extraordinary items and
     preferred stock dividend requirement ..........      $2.31        $ 1.97        $1.32        $2.30       $ 2.56
   Extraordinary items .............................        --          (0.23)         --           --         (0.83)
   Preferred stock dividend requirement ............        --            --           --           --         (0.16)
                                                          -----        ------        -----        -----       ------
     Net income per diluted common share ...........      $2.31        $ 1.74        $1.32        $2.30       $ 1.57
                                                          =====        ======        =====        =====       ======

                                                                                                 (continued)



                                             Selected Financial Data (continued)


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                          2001         2000(a)      1999         1998(b)      1997
                                                          ----         ----         ----         ----         ----
                                                                (Dollars in millions, except per share data)

Selected Segment Data (f):
Net sales:
   Metal food containers ...........................    $1,401.1     $1,387.7     $1,440.0     $1,333.0     $1,170.3
   Plastic containers ..............................       493.6        399.0        350.5        337.5        289.3
   Metal closures  .................................        46.3         90.8        101.6         98.2         81.7
Income from operations (g):
   Metal food containers ...........................       114.2        120.2        120.6        115.7        117.9
   Plastic containers ..............................        49.5         36.9         40.0         37.4         28.5
   Metal closures ..................................         3.3          3.7          3.7          4.3          2.5

Other Data:
Adjusted EBITDA (h) ................................    $  257.3     $  246.1     $  246.4     $  231.8     $  210.5
Capital expenditures ...............................        93.0         89.2         87.4         86.1         62.2
Depreciation and amortization (i) ..................        95.5         89.0         86.0         77.5         63.4
Cash flows provided by operating activities ........       143.0         95.1        143.3        147.4        117.9
Cash flows used in investing activities ............       (59.8)      (218.5)       (84.9)      (278.3)      (100.5)
Cash flows (used in) provided by financing
   activities ......................................       (85.3)       141.0        (60.7)        82.0         35.3

Balance Sheet Data (at end of period):
Goodwill, net ......................................    $  141.5     $  153.0     $  107.6     $  109.2     $   66.9
Total assets .......................................     1,311.8      1,383.8      1,185.3      1,224.0      1,050.6
Total debt .........................................       944.8      1,031.5        883.3        927.0        805.3
Stockholders' equity (deficiency) ..................        15.1        (20.4)       (48.7)       (57.3)       (67.3)


                                                                                               (footnotes follow)


                        Notes to Selected Financial Data

     (a) On October 1, 2000, we acquired RXI. The acquisition was accounted for as a purchase transaction and the results of operations have been included with our consolidated results of operations from the date of acquisition.
     (b) On June 1, 1998, we acquired CS Can. The acquisition was accounted for as a purchase transaction and the results of operations have been included with our consolidated results of operations from the date of acquisition.
     (c) In connection with our initial public offering of our Common Stock, or IPO, we recognized a non-cash charge of $22.5 million at the time of our IPO for the excess of the fair market value over the grant price of certain stock options, less $3.7 million previously accrued.
     (d) During 2001, we approved and announced plans primarily related to closing two metal food container facilities and a plastic container facility. These decisions resulted in pre-tax charges to earnings of $9.3 million, net (including $3.0 million for the non-cash write-down in carrying value of assets). In 1999, we approved and announced plans to close two manufacturing facilities of the metal food container business, resulting in a charge of $11.9 million (including $7.3 million for the non-cash write-down in carrying value of assets). Additionally, based upon a review of the depreciable assets of the metal food container business in 1999, we determined that adjustments were necessary to properly reflect net realizable values and recorded a non-cash, pre-tax write-down of $24.2 million in 1999 for the excess of carrying value over estimated net realizable value of machinery and equipment which had become obsolete or surplus. You should also see Note 3 to our Consolidated Financial Statements for the year ended December 31, 2001 included elsewhere in this Annual Report.
     (e) During 1997, we determined that it was more likely than not that future tax benefits arising from our net operating loss carryforwards would be realized in future years due to our continued improvement in earnings and the probability of future taxable income. Accordingly, in accordance with Statement of Financial Accounting Standards No. 109, we recognized an income tax benefit of $27.4 million for our recoverable net operating loss carryforwards.
     (f) As a result of the White Cap joint venture, we no longer report the results of our remaining specialty packaging business, which had net sales of approximately $34.3 million, $33.1 million and $36.5 million in 2001, 2000 and 1999, respectively, as a separate business segment. The results of the Omni plastic container and Polystar easy-open plastic end businesses are reported with our plastic container business, and the results of the paperboard container business are reported with our metal food container business. The historical results of the metal closure business are reported separately. Prior year amounts have been restated to conform with the current presentation.
     (g) Income from operations in the selected segment data excludes (1) net charges of $9.3 million for the year ended December 31, 2001 as referred to in footnote (d) above, (2) charges of $36.1 million for the year ended December 31, 1999 as referred to in footnote (d) above, (3) the non-cash stock option charge of $22.5 million incurred as a result of our IPO in February 1997 as referred to in footnote (c) above, and (4) corporate expense.
     (h) "Adjusted EBITDA" means consolidated net income before equity in losses of affiliates, extraordinary items and preferred stock dividends, plus consolidated interest expense, income tax expense and depreciation and amortization expense, as adjusted to (1) add back charges incurred for the closing of facilities ($9.3 million, net, for the year ended December 31, 2001 and $11.9 million for the year ended December 31, 1999, each as referred to in footnote (d) above), charges incurred for the reduction in carrying value of assets ($24.2 million for the year ended December 31, 1999 as referred to in footnote (d) above) and the non-cash charge of $22.5 million incurred in 1997 in connection with our IPO as referred to in footnote (c) above, and (2) subtract the gain on assets contributed to affiliate of $4.9 million for the year ended December 31, 2001. We have included information regarding Adjusted EBITDA because management believes that many investors and lenders consider it important in assessing a company's ability to service and incur debt. Accordingly, this information has been disclosed herein to permit a more complete analysis of our financial condition. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of income or cash flows data prepared in accordance with accounting principles generally accepted in the United States as a measure of our profitability or liquidity. You should also see our Consolidated Statements of Income and Consolidated Statements of Cash Flows, including the notes thereto, included elsewhere in this Annual Report. Adjusted EBITDA does not take into account our debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Additionally, Adjusted EBITDA is not computed in accordance with accounting principles generally accepted in the United States and may not be comparable to other similarly titled measures of other companies.
     (i) Depreciation and amortization excludes amortization of debt financing costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist you in an understanding of our consolidated financial condition and results of operations for the three-year period ended December 31, 2001. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food and custom designed plastic containers and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 2001 of approximately 47% in the United States and a leading manufacturer of plastic containers in North America for personal care products.

Revenue Growth

     Our objective is to increase shareholder value through efficiently deploying capital and management resources to grow our business and reduce costs of existing operations and to make acquisitions at attractive cash flow multiples. We have increased our revenues and market share in the metal food container and plastic container and closure markets through acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product line.

     For example, during the past fourteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations. Our acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Agrilink and Campbell reflect this trend.

     We have improved the market position of our plastic container and closure business since 1987, with sales increasing more than fivefold to $493.6 million in 2001. We achieved this improvement primarily through strategic acquisitions, including most recently RXI, as well as through internal growth. The plastic container and closure business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. For example, with the acquisition of RXI we expanded our business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. We expect to continue to generate internal growth in our plastic container and closure business. For example, we intend to aggressively market our plastic closures to existing customers of our plastic container business. Additionally, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

Operating Performance

     We use a disciplined approach to acquire businesses at attractive cash flow multiples and to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, our acquisitions have enabled us to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. We have also benefited from our economies of scale and from the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved the operating performance of our plant facilities by making capital investments for productivity improvements and manufacturing cost reductions.

     Historically, we have been able to improve the operating margins of our acquired businesses through productivity and cost reduction opportunities. Following an acquisition, we initiate a systematic program implemented over a number of years to optimize our manufacturing facilities. As a result, an improvement to operating margins of the acquired businesses has in general been realized over a number of years.

     In addition to the benefits realized through the integration of acquired businesses, we have improved the operating performance of our existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. We have also invested capital for new market opportunities, such as easy-open ends for metal food containers. Over the past five years, we have invested $418.0 million in capital to improve our productivity, reduce our manufacturing costs and invest in new market opportunities.

     For the period from 1995 through 2001, the operating margins of our metal food container business (without giving effect to rationalization charges in 1995 and 2001) improved from approximately 6.5% in 1995 to 8.2% in 2001. We achieved this improvement principally as a result of the following factors and despite competitive pricing pressure:

    o  the benefits realized from rationalization and integration activities;

    o economies of scale and the elimination of redundant costs related to acquisitions;

    o the investment of capital for productivity improvements and manufacturing cost reductions; and

    o  an improved sales mix.

     The operating margins of our plastic container business (without giving effect to a rationalization charge in 2001) also improved from approximately 6.0% in 1995 to 10.0% in 2001. This improvement was primarily due to:

    o  volume benefits realized principally as a result of acquisitions;

    o economies of scale and the elimination of redundant costs related to acquisitions;

    o  the investment of capital for productivity improvements; and

    o  an improved sales mix.

     We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. Further, the multi-year supply arrangements entered into by our businesses with many of our customers limit our ability to increase our margins. We estimate that approximately 85% of our projected metal food container sales in 2002 and more than a majority of our projected plastic container and closure sales in 2002 will be under multi-year arrangements. These multi-year supply arrangements generally provide for the pass through of changes in material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs.

     Historically, we have been successful in continuing our multi-year supply arrangements with our customers, without any resulting material adverse effect on our financial condition or results of operations. Recently, we agreed to extend the term of our supply agreements with Nestle for approximately half of the metal containers sales covered under these agreements by seven years from 2001 through 2008, in return for price reductions which took effect in 2001. These price reductions did not have a material adverse effect on our financial condition or results of operations.

     Our metal food container business sales and, to a lesser extent, operating income are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. This seasonal impact has been mitigated somewhat by the acquisition of CS Can from Campbell. Sales to Campbell generally have been highest in the fourth quarter due to the seasonal demand for soup products.

Use of Capital

     We use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, to make value-enhancing acquisitions. In the absence of attractive acquisition opportunities, we intend to use our free cash flow to repay indebtedness or for other permitted purposes. For example, in 2001, we did not complete any acquisitions, and we reduced our total debt by $86.3 million. Similarly, in 1999, we did not complete any acquisitions, and we reduced our total debt by $44.7 million despite, among other things, the incurrence of $16.6 million of debt for common stock repurchases.

     To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our senior secured credit facilities bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap arrangements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2001 we had $366.7 million of indebtedness which bore interest at floating rates.

     In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2001, our aggregate financing costs were 50.2% of our income from operations as compared to 58.0%, 53.6%, 52.8%, and 57.1% for 2000, 1999, 1998 and 1997, respectively (without giving effect to rationalization charges in 2001 and 1999 and a non-cash stock option charge in 1997).

     We are currently discussing with financial institutions a refinancing of our U.S. senior secured credit facility. Our revolving loan facility and a portion of our term loan debt under our U.S. senior secured credit facility matures on December 31, 2003. As early as the second quarter of 2002, we may refinance our current U.S. senior secured credit facility with a new U.S. senior secured credit facility and possibly from an issuance of additional subordinated indebtedness. However, we can not guarantee that we will be able to refinance our current U.S. senior secured credit facility. We anticipate that our new U.S. senior secured credit facility will provide us with term loans and a new revolving loan facility. We expect to be able to use the new revolving loan facility and additional term loans for working capital purposes, acquisitions and other permitted purposes.

Packtion Investment

     In April 2000, we, together with Morgan Stanley Private Equity and Diamondcluster International, Inc., agreed to invest in Packtion Corporation, or Packtion, an e-commerce joint venture aimed at integrating the packaging supply chain, from design through manufacture and procurement. The parties agreed to make the investments through Packaging Markets LLC, a limited liability company. The joint venture was expected to provide a comprehensive online marketplace for packaging goods and services and to combine content, tools and collaboration capabilities to streamline the product development process and enhance transaction opportunities for buyers and sellers of packaging. The products that Packtion was developing included a web-based software tool to enable product and package design, development and collaboration; an internet-based secure environment enabling the sharing of packaging related product information and the transaction of business electronically; and an informational source of packaging related knowledge, tools and expert services. Packtion had insignificant sales for internet consulting services and incurred net losses.

     In June and August 2000, we invested a total of $7.0 million in Packtion representing approximately a 45% interest in Packtion. For the year ended December 31, 2000, we recorded equity losses of $4.6 million in Packtion. In addition, we recorded our share of Packtion's closing costs, $0.2 million, as a reduction to our investment. In the first quarter of 2001 in connection with an investment by The Procter & Gamble Company and E.I. Du Pont de Nemours & Co. in Packtion, we funded additional investments of $3.1 million, bringing our total investment to $10.1 million representing approximately a 25% interest in Packtion. In connection with this transaction, we also recorded a reduction to paid-in capital of $1.4 million due to the dilution of our investment. Packtion was dissolved on May 31, 2001 after its board of directors determined that there had been slower than anticipated market acceptance of its business. During 2001, we recorded equity losses of Packtion aggregating $3.8 million, which included our final losses and eliminated our investment.

White Cap Joint Venture

     Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC. We contributed $48.4 million of metal closure assets, including our manufacturing facilities in Evansville and Richmond, Indiana, and $7.1 million of metal closure liabilities to White Cap in return for a 35% interest in and $32.4 million of cash proceeds from the joint venture. Net sales of our metal closure business which was contributed to the White Cap joint venture totaled $46.3 million, $90.8 million and $101.6 million in 2001, 2000 and 1999, respectively. During 2001, we recorded equity losses of the White Cap joint venture of $0.3 million and a gain on the assets contributed to the joint venture of $4.9 million.

     Historically, we reported the results of our specialty packaging business as a separate business segment, which included our metal closure business. As a result of the White Cap joint venture on July 1, 2001, we no longer report the financial results of our remaining specialty packaging business, which had net sales of $34.3 million, $33.1 million and $36.5 million in 2001, 2000 and 1999, respectively, as a separate business segment. We report the results of our Omni plastic container and our Polystar easy-open plastic end businesses with our plastic container business and the results of our paperboard container business with our metal food container business. We report the historical results of our metal closures business separately. We have restated prior year amounts to conform with the current presentation.

Results of Operations

     The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2001 and the accompanying notes included elsewhere in this Annual Report.

                                                      Year Ended December 31,
                                                      -----------------------
                                                    2001       2000        1999
                                                    ----       ----        ----
Operating Data:
Net sales:(1)
  Metal food containers..........................    72.2%      73.9%      76.1%
  Plastic containers.............................    25.4       21.3       18.5
  Metal closures.................................     2.4        4.8        5.4
                                                    -----      -----      -----
     Total.......................................   100.0      100.0      100.0
Cost of goods sold...............................    87.6       87.8       87.6
                                                    -----      -----      -----
Gross profit.....................................    12.4       12.2       12.4
Selling, general and administrative expenses.....     4.0        3.8        3.9
Rationalization charges, net(2)..................     0.5        --         1.9
                                                    -----      -----      -----
Income from operations...........................     7.9        8.4        6.6
Gain on assets contributed to affiliate..........     0.3        --         --
Interest and other debt expense..................     4.2        4.9        4.6
                                                    -----      -----      -----
Income before income taxes and equity in
  losses of affiliates ..........................     4.0        3.5        2.0
Provision for income taxes.......................     1.6        1.4        0.7
                                                    -----      -----      -----
Income before equity in losses of affiliates
  and extraordinary item.........................     2.4        2.1        1.3
Equity in losses of affiliates...................     0.2        0.2        --
                                                    -----      -----      -----
Income before extraordinary item.................     2.2        1.9        1.3
Extraordinary item - loss on early extinguishment
  of debt, net of income taxes...................     --         0.2        --
                                                    -----      -----      -----
Net income.......................................     2.2%       1.7%       1.3%
                                                    =====      =====      =====

     Summary results for our business segments, metal food containers, plastic containers and metal closures, for the years ended December 31, 2001, 2000, and 1999 are provided below.

                                                  Year Ended December 31,
                                                  -----------------------
                                              2001         2000         1999
                                              ----         ----         ----
                                                   (Dollars in millions)

Net sales:(1)
  Metal food containers..............      $1,401.1     $1,387.7     $1,440.0
  Plastic containers.................         493.6        399.0        350.5
  Metal closures.....................          46.3         90.8        101.6
                                           --------     --------     --------
     Consolidated....................      $1,941.0     $1,877.5     $1,892.1
                                           ========     ========     ========

Income from operations:(1)
  Metal food containers..............      $  114.2     $  120.2     $  120.6
  Plastic containers.................          49.5         36.9         40.0
  Metal closures.....................           3.3          3.7          3.7
  Rationalization charges, net(2)....          (9.3)         --         (36.1)
  Corporate..........................          (5.3)        (3.7)        (3.9)
                                           --------     --------     --------
     Consolidated....................      $  152.4     $  157.1     $  124.3
                                           ========     ========     ========
------------
(1) As a result of the White Cap joint venture, we no longer report the results of our remaining specialty packaging business, which had net sales of $34.3 million, $33.1 million and $36.5 million in 2001, 2000 and 1999, respectively, as a separate business segment. The results of the Omni plastic container and Polystar easy-open plastic end businesses are reported with our plastic container business, and the results of the paperboard container business are reported with our metal food container business. The historical results of the metal closure business are reported separately. Prior year amounts have been restated to conform with the current presentation.

(2) Included in income from operations in 2001 are net rationalization charges of $9.3 million, consisting of $5.8 million (including $3.0 million for the non-cash write-down in carrying value of certain assets) relating primarily to closing two metal food container manufacturing facilities and $3.5 million relating to closing a plastic container manufacturing facility. Included in income from operations in 1999 are $36.1 million of rationalization charges, consisting of a charge of $11.9 million relating to the closing of two manufacturing facilities of the metal food container business (which included $7.3 million for the non-cash write-down in carrying value of assets) and a non-cash charge of $24.2 million for the excess of carrying value over estimated net realizable value of machinery and equipment of the metal food container business which had become obsolete or surplus. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2001 included elsewhere in this Annual Report.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Net Sales. Consolidated net sales increased $63.5 million, or 3.4%, to $1.941 billion for the year ended December 31, 2001, as compared to net sales of $1.878 billion for the prior year. This increase was the result of increased net sales of the plastic container business largely due to the acquisition of RXI in October 2000 and slightly higher net sales of the metal food container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture. Excluding incremental sales added by RXI and the impact of the White Cap joint venture, consolidated net sales for 2001 increased by $21.5 million, or 1.2%, from the prior year.

     Net sales for the metal food container business were $1.401 billion for the year ended December 31, 2001, an increase of $13.4 million, or 1.0%, from net sales of $1.388 billion for the prior year. This increase was primarily due to the acquisition of new food can customers and a favorable sales mix primarily driven by increased sales of convenience ends, largely offset by weaker fruit and vegetable packs in 2001 as compared to 2000 and generally softer market conditions in the first half of the year as compared to last year.

     Net sales for the plastic container business of $493.6 million for the year ended December 31, 2001 increased $94.6 million, or 23.7%, from net sales of $399.0 million for 2000. This increase in net sales was largely due to the acquisition of RXI in October 2000. Excluding incremental sales added by RXI, net sales for the plastic container business for 2001 increased $10.3 million, or 2.6%, from the prior year as customer inventory restocking in the first half of the year more than offset generally softer market conditions later in the year.

     Net sales for the metal closure business were $46.3 million for the year ended December 31, 2001, as compared to net sales of $90.8 million for the prior year. The decrease in net sales was a result of contributing the metal closure business to the White Cap joint venture on July 1, 2001.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.6% ($1.701 billion) for the year ended December 31, 2001, a decrease of 0.2 percentage point as compared to 87.8% ($1.648 billion) in 2000. The increase in gross profit margin was attributable to higher margins from the plastic container business and was offset in part by lower margins realized by the metal food container business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the year ended December 31, 2001 increased to 4.0% ($78.5 million), as compared to 3.8% ($72.1 million) for the prior year. This increase in selling, general and administrative expenses as a percentage of consolidated net sales was primarily a result of costs we incurred related to the secondary public offering by a selling stockholder in November 2001.

     Income from Operations. Excluding net rationalization charges of $9.3 million recorded in 2001, income from operations increased $4.6 million, or 2.9%, to $161.7 million for the year ended December 31, 2001, as compared to income from operations of $157.1 million for the prior year. This increase was primarily a result of higher sales in the plastic container business, partially offset by lower operating income in the metal food container business and the impact of contributing the metal closure business to the White Cap joint venture. Including rationalization charges, income from operations for the year ended December 31, 2001 was $152.4 million. Excluding rationalization charges, income from operations as a percentage of consolidated net sales for the year ended December 31, 2001 was 8.3%, as compared to 8.4% for 2000. The slight decline in operating margins was attributable to lower operating margins of the metal food container business, which was largely offset by the improved performance of the plastic container business.

     During the fourth quarter of 2001, we recorded a net rationalization charge of $5.8 million. This charge was comprised of a charge of $7.0 million, including $4.2 million for the non-cash write-down in carrying value of assets, primarily relating to closing two metal food container manufacturing facilities and a $1.2 million credit to income as a result of placing certain assets with carrying values that were previously written-down back in service. In the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing a plastic container manufacturing facility.

     Excluding the effect of the net rationalization charge recorded in the fourth quarter of 2001, income from operations for the metal food container business for the year ended December 31, 2001 was $114.2 million, a $6.0 million decrease from income from operations of $120.2 million for the prior year. Including the effect of the rationalization charge, income from operations for the metal food container business for the year ended December 31, 2001 was $108.4 million.

     Excluding the effect of the rationalization charge, income from operations as a percentage of net sales for the metal food container business was 8.2% for the year ended December 31, 2001, as compared to 8.7% in 2000. The lower operating margins of the metal food container business was principally attributable to higher energy costs, higher depreciation expense, start-up costs related to the manufacture of convenience ends and higher employee medical costs, partially offset by benefits realized from a previous plant rationalization and a favorable sales mix.

     Excluding the first quarter 2001 rationalization charge, income from operations for the plastic container business for the year ended December 31, 2001 was $49.5 million, a $12.6 million increase over income from operations of $36.9 million for the prior year. Including the effect of the rationalization charge, income from operations for the plastic container business for the year ended December 31, 2001 was $46.0 million.

     Excluding the effect of the rationalization charge, income from operations as a percentage of net sales for the plastic container business for the year ended December 31, 2001 was 10.0%, as compared to 9.2% for 2000. The increase in income from operations as a percentage of net sales for the plastic container business was primarily a result of higher unit volume.

     Income from operations for the metal closure business for the year ended December 31, 2001 was $3.3 million, as compared to income from operations of $3.7 million for the prior year. The decrease in income from operations was the result of contributing the metal closure business to the White Cap joint venture on July 1, 2001.

     Interest Expense. Interest expense decreased $10.0 million to $81.2 million for the year ended December 31, 2001, as compared to $91.2 million in 2000. This decrease was principally a result of the benefit of lower interest rates that more than offset the impact of higher average borrowings outstanding, principally due to debt incurred in the fourth quarter of 2000 for the acquisition of RXI.

     Income Taxes. The provision for income taxes for the year ended December 31, 2001 was recorded at an effective tax rate of 39.7% ($30.2 million), as compared to 39.1% ($25.8 million) for 2000.

     Net Income and Earnings per Share. Before net rationalization charges and the impact of our equity investments, income for the year ended December 31, 2001 was $48.5 million, or $2.69 per diluted share. Income for the year ended December 31, 2000 was $40.1 million, or $2.23 per diluted share, before equity in losses of Packtion and an extraordinary loss related to the early extinguishment of our 13-1/4% Subordinated Debentures. Including net rationalization charges of $9.3 million, or $0.31 per diluted share, equity in losses of Packtion and White Cap of $4.1 million, or $0.23 per diluted share, and the gain on assets contributed to the White Cap joint venture of $4.9 million, or $0.16 per diluted share, net income for the year ended December 31, 2001 was $41.8 million, or $2.31 per diluted share. Including equity in losses of Packtion of $4.6 million, or $0.26 per diluted share, and the extraordinary loss, net of tax, of $4.2 million, or $0.23 per diluted share, net income for the year ended December 31, 2000 was $31.3 million, or $1.74 per diluted share.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Net Sales. Consolidated net sales decreased $14.6 million, or 0.7%, to $1.878 billion for the year ended December 31, 2000, as compared to net sales of $1.892 billion for the prior year. This decrease resulted primarily from lower unit sales of the metal food container and metal closure businesses, which was largely offset by higher net sales of the plastic container business. Excluding incremental sales added by the October 2000 acquisition of RXI, consolidated net sales for 2000 decreased by $41.2 million, or 2.2%, from the prior year.

     Net sales for the metal food container business were $1.388 billion for the year ended December 31, 2000, a decrease of $52.3 million, or 3.6%, from net sales of $1.440 billion for the prior year. This decrease was primarily due to the withdrawal from lower margin sales related to the closure of a West Coast facility at the beginning of 2000 and to lower unit sales principally due to a reduced fruit and vegetable pack in 2000 and generally lower demand from customers.

     Net sales for the plastic container business of $399.0 million for the year ended December 31, 2000 increased $48.5 million, or 13.8%, from net sales of $350.5 million for 1999. This increase in net sales was principally attributable to higher average sales prices due to the pass through of increased resin costs and to incremental sales added by RXI. Excluding incremental sales added by RXI, net sales for the plastic container business for 2000 increased $21.9 million, or 6.2%, from the prior year.

     Net sales for the metal closure business were $90.8 million for the year ended December 31, 2000, as compared to $101.6 million for the prior year. The decrease in net sales was primarily due to generally soft demand from customers and to the continued conversion of metal closures to plastic closures.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.8% ($1.648 billion) for the year ended December 31, 2000, an increase of 0.2 percentage point as compared to 87.6% ($1.657 billion) in 1999. The decline in gross profit margin was attributable to lower margins realized by the plastic container and metal closure businesses as discussed below, and was offset in part by higher margins from the metal food container business.

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

     Income from Operations. Income from operations decreased $3.3 million, or 2.1%, to $157.1 million for the year ended December 31, 2000, as compared to income from operations of $160.4 million for the prior year excluding the effect of an aggregate of $36.1 million of rationalization charges recorded in 1999. This decrease was primarily a result of lower operating income of the plastic container business. Including the effect of the rationalization charges, income from operations for the year ended December 31, 1999 was $124.3 million. Income from operations as a percentage of consolidated net sales for the year ended December 31, 2000 was 8.4%, as compared to 8.5% for 1999 excluding the effect of the rationalization charges recorded in 1999. The slight decline in operating margins was attributable to lower operating margins of the plastic container business, which was largely offset by the improved operating performance of the metal food container business.

     Income from operations for the metal food container business for the year ended December 31, 2000 was $120.2 million, a $0.4 million decrease from income from operations, excluding the effect of the rationalization charges recorded in 1999, of $120.6 million for the prior year. Including the effect of the rationalization charges, income from operations for the metal food container business for the year ended December 31, 1999 was $84.5 million. Income from operations as a percentage of net sales for the metal food container business was 8.7% for the year ended December 31, 2000, as compared to 8.4% in 1999 excluding the effect of the rationalization charges recorded in 1999. The improved operating margins of the metal food container business was principally attributable to benefits realized from an improved sales mix, plant rationalizations and lower selling, general and administrative expenses, and was partially offset by higher energy costs and depreciation expense.

     Pursuant to continued efforts to optimize production efficiencies and to withdraw from lower margin business, we decided in the fourth quarter of 1999 to close two West Coast manufacturing facilities of the metal food container business, and accordingly recorded a pre-tax charge to earnings of $11.9 million, which included $7.3 million for the non-cash write-down in carrying value of certain assets. Additionally, in the third quarter of 1999, we recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of certain assets of the metal food container business determined to be surplus or obsolete.

     Income from operations for the plastic container business for the year ended December 31, 2000 was $36.9 million, a $3.1 million decrease from income from operations for the prior year. Income from operations as a percentage of net sales for the plastic container business for the year ended December 31, 2000 was 9.2%, as compared to 11.4% for 1999. The decrease in income from operations as a percentage of net sales for the plastic container business was principally attributable to the effects of increased resin prices which resulted in an increase in net sales but not in income from operations and to lower selling prices relating to the extension of certain long-term contracts.

     Income from operations for the metal closure business for the year ended December 31, 2000 of $3.7 million remained essentially even with income from operations for the prior year. Income from operations as a percentage of net sales for the metal closure business increased to 4.1% for the year ended December 31, 2000, as compared to 3.6% in 1999. The increase in operating margins of the metal closure business was primarily a result of lower selling, general and administrative expenses, partially offset by lower unit sales, operating inefficiencies at two plants and higher energy costs.

     Interest Expense. Interest expense increased $5.1 million to $91.2 million for the year ended December 31, 2000, as compared to $86.1 million in 1999. This increase was principally a result of increased borrowing in the fourth quarter of 2000 to finance the acquisition of RXI and higher interest rates in 2000, and was offset in part by lower average borrowings outstanding during the first nine months of 2000 primarily as a result of the planned inventory reduction by our metal food container business.

     Income Taxes. The provision for income taxes for the year ended December 31, 2000 was recorded at an effective tax rate of 39.1% ($25.8 million), as compared to 37.4% ($14.3 million) for 1999. The effective tax rate in 2000 increased as compared to 1999 primarily due to the utilization of state tax net operating loss carryforwards in 1999 that were not available in 2000.

     Net Income and Earnings per Share. As a result of the items discussed above, income for the year ended December 31, 2000 was $40.1 million, or $2.23 per diluted share, before losses in our equity investment in Packtion and an extraordinary loss related to the early extinguishment of our 13-1/4% Subordinated Debentures. Income for the year ended December 31, 1999 was $46.6 million, or $2.56 per diluted share, before rationalization charges recorded in 1999. Including our share of losses in our equity investment in Packtion of $4.6 million, or $0.26 per diluted share, and the extraordinary loss, net of tax, of $4.2 million, or $0.23 per diluted share, net income for the year ended December 31, 2000 was $31.3 million, or $1.74 per diluted share. For the year ended December 31, 1999, including rationalization charges of $36.1 million, or $1.24 per diluted share, net income was $23.9 million, or $1.32 per diluted share.

Capital Resources and Liquidity

     Our principal sources of liquidity have been net cash from operating activities and corporate borrowings under our revolving loan facilities. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

     In 2001, we used cash generated from operations of $143.0 million, cash proceeds from the White Cap joint venture of $32.4 million, proceeds from asset sales of $3.9 million, cash balances of $2.0 million and proceeds from the exercise of employee stock options of $1.0 million to fund capital expenditures of $93.0 million, repayments of borrowings under our senior secured credit facilities of $86.3 million and our investment in Packtion of $3.0 million.

     In 2001, trade accounts receivable, net decreased $23.4 million to $144.9 million as compared to 2000. This decrease was primarily due to the impact of contributing our metal closure business to the White Cap joint venture and the impact of a few customers delaying payments in 2000 until the beginning of 2001. Inventories decreased $17.1 million to $262.6 million in 2001 as compared to 2000. This decrease was primarily due to the impact of contributing our metal closure business to the White Cap joint venture and the timing of raw material purchases and business requirements. Trade accounts payable decreased $34.3 million to $173.9 million principally due to the timing of payments and raw material purchases.

     In 2000, we used net borrowings of revolving loans of $243.7 million ($242.1 million under our U.S. senior secured credit facility and $1.6 million under our Canadian senior secured credit facility), cash generated from operations of $95.1 million, proceeds from asset sales of $1.8 million and proceeds from the exercise of employee stock options of $0.5 million to fund our acquisition of RXI for $124.0 million, capital expenditures of $89.2 million, the redemption of the 13-1/4% Subordinated Debentures for $61.8 million, the repayment of $39.3 million of term loan borrowings under our senior secured credit facilities, the increase in our cash balances of $17.7 million, our investment in Packtion of $7.0 million, repurchases of common stock for $1.1 million and debt financing costs of $1.0 million.

     In 2000, trade accounts receivable, net increased $40.2 million to $168.3 million as compared to 1999. This increase was primarily due to a few customers delaying payments until the beginning of 2001 and the acquisition of RXI. Inventories, net increased $30.2 million to $279.7 million in 2000 as compared to 1999. This increase was primarily due to the acquisition of RXI, the timing of raw material purchases and the timing of business requirements for new and existing customers. Trade accounts payable increased $32.7 million to $208.1 million primarily due to the timing of payments and raw material purchases.

     In December 2000, we redeemed all of our outstanding 13-1/4% Subordinated Debentures ($56.2 million principal amount) with lower cost revolving loans under our U.S. senior secured credit facility. The redemption price for all of the 13-1/4% Subordinated Debentures, including premiums, was $61.8 million. We benefited from this redemption because of the lower interest rate applicable to such indebtedness, despite the slight increase in our indebtedness as a result.

     In 1999, we used cash generated from operations of $143.3 million, $2.4 million of cash balances and $0.5 million of cash proceeds from the exercise of employee stock options to repay $44.7 million of borrowings under our senior secured credit facilities, fund net capital expenditures of $84.9 million and repurchase $16.6 million of our common stock.

     Our senior secured credit facilities currently provide us with revolving loans of up to approximately $675.0 million (including $125.0 million added in October 2000). Revolving loans are available to us for our seasonal working capital requirements and general corporate purposes, including acquisitions. In addition, we may request to borrow up to an additional $75.0 million of revolving loans from one or more lenders under our U.S. senior secured credit facility. Revolving loans under our senior secured credit facilities may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity, at which point all such outstanding revolving loans must be repaid. As of December 31, 2001, we had $333.0 million of revolving loans outstanding under our U.S. senior secured credit facility, and, after taking into account outstanding letters of credit, the available portion of the revolving loan facility under our U.S. senior secured credit facility was $321.5 million.

     Additionally, as of December 31, 2001, there were no outstanding revolving loans under our Canadian senior secured credit facility, and after taking into account outstanding letters of credit, the available portion of the revolving loan facility under our Canadian senior secured credit facility was approximately $4.1 million.

     Our U.S. senior secured credit facility also provided us with A Term Loans ($119.4 million outstanding at December 31, 2001) and B Term Loans ($186.6 million outstanding at December 31, 2001), which are required to be repaid in annual installments through December 31, 2003 and December 31, 2005, respectively. Additionally, our Canadian senior secured credit facility provided us with term loans ($2.6 million outstanding at December 31, 2001), which are required to be repaid in annual installments through December 31, 2003. You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2001 included elsewhere in this Annual Report.

     We are currently discussing with financial institutions a refinancing of our U.S. senior secured credit facility. As early as the second quarter of 2002, we may refinance all outstanding term loans and revolving loans under our current U.S. senior secured credit facility with new term loans and a revolving loan facility under a new U.S. senior secured credit facility and possibly from an issuance of additional subordinated indebtedness. However, we can not guarantee that we will be able to refinance our current U.S. senior secured credit facility. We expect to be able to use the new revolving loan facility and additional term loans for working capital purposes, acquisitions and other permitted purposes. Based on the current market, we also expect that the interest rate margins under the new U.S. senior secured credit facility will be higher than the interest rate margins under our current U.S. senior secured credit facility. Accordingly, if we complete a refinancing of our U.S. senior secured credit facility, we expect that our interest expense will increase during the second half of 2002 as compared to the second half of 2001.

     Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to our seasonal requirements, we incur short term indebtedness to finance our working capital requirements.

     For 2002, we estimate that we will utilize approximately $190-200 million of revolving loans under our senior secured credit facilities for our month-end peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

     Our board of directors has authorized the repurchase of up to $70 million of our common stock. As of December 31, 2001, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million. The repurchases were financed through revolving loan borrowings under our U.S. senior secured credit facility. We intend to finance future repurchases, if any, of our Common Stock with revolving loans from our U.S. senior secured credit facility.

     In addition to our operating cash needs, we believe our cash requirements over the next few years (without taking into account the effect of future acquisitions) will consist primarily of:

     o   annual capital expenditures of $80 to $110 million;

     o annual principal amortization payments of bank term loans under our current senior secured credit facilities in 2002 through 2005 of approximately $58.0 million, $68.1 million, $2.0 million and $180.7 million and the repayment of outstanding revolving loans under our current senior secured credit facilities ($333.0 million outstanding at December 31, 2001) no later than December 31, 2003;

     o our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and  bank  term  loans  under  our senior  secured credit facilities, which bear fluctuating rates of interest, and the 9% Debentures; and

     o payments of approximately $20 million for federal, state and foreign tax liabilities in 2002, which will increase annually thereafter.

     We believe that cash generated from operations and funds from the revolving loans available under our current senior secured credit facilities as well as proceeds and available loans from the refinancing of our current U.S. senior secured credit facility as discussed above will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. We are also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our senior secured credit facilities, to finance any such acquisition.

     A portion of our term loan indebtedness and all of our revolving loan indebtedness under our current U.S. senior secured credit facility matures on December 31, 2003. As discussed above, we may refinance our current U.S. senior secured credit facility as early as the second quarter of 2002 with a new

U.S. senior secured credit facility and possibly from an issuance of additional subordinated indebtedness. However, we may not be able to effect such refinancing and, if we are able to effect such refinancing, we may not be able to do so on the same terms (including interest rate margins) as our current U.S. senior secured credit facility. Our ability to effect this refinancing and the terms of this refinancing will depend upon a variety of factors, including:

     o our future prospects, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets and other factors beyond our control) affecting our business and operations;

     o   prevailing interest rates;

     o   the timing of the refinancing; and

     o   the amount of debt to be refinanced.

     Our senior secured credit facilities and the indenture with respect to the 9% Debentures contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. We do not expect these limitations, or any limitations that may exist in any new U.S. senior secured credit facility, to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2002 with all of these covenants.

     Our contractual obligations at December 31, 2001 are provided below:


                                                            Payments Due By Period
                                              -----------------------------------------------------
                                                         Less Than    1-3        4-5
                                                Total     1 Year     Years      Years    Thereafter

Long-term debt .........................      $  944.8     $58.0     $403.1     $180.7     $303.0
Minimum rental commitments .............          94.7      18.6       26.8       18.5       30.8
                                              --------     -----     ------     ------     ------
Total contractual cash obligations .....      $1,039.5     $76.6     $429.9     $199.2     $333.8
                                              ========     =====     ======     ======     ======


     At December 31, 2001, we also had outstanding letters of credit of $16.0 million that were issued under our U.S. senior secured credit facility.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials.

     Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2001, we had $944.8 million of indebtedness outstanding, of which $366.7 million bore interest at floating rates, taking into account interest rate swap agreements we entered into as of that date to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 3.8% to 6.4%. The aggregate notional principal amounts of these agreements totals $275 million, with $100 million aggregate notional principal amount maturing in 2002, $125 million aggregate notional principal amount maturing in 2003 and $50 million aggregate notional principal amount maturing in 2004. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

Rationalization Charges and Acquisition Reserves

     During the fourth quarter of 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container facilities and to cease operation of our composite container department at our Waukegan, Illinois metal food container facility. These plans included the termination of approximately 80 plant employees, the termination of an operating lease and other plant related exit costs including equipment dismantle costs. These decisions resulted in a fourth quarter pre-tax charge to earnings of $7.0 million. This charge consisted of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.4 million for plant exit costs. Through December 31, 2001, excluding the non-cash write-down, a total of $0.1 million has been expended relating to these plans. At December 31, 2001, this reserve had a balance of $2.7 million. Cash payments relating to these plans are expected through 2002.

     During the first quarter of 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs including equipment dismantle costs and contractual rent obligations. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million, which consisted of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Through December 31, 2001, a total of $1.4 million has been expended relating to this plan. These expenditures consisted of $0.7 million related to employee severance and benefits and $0.7 million for plant exit costs. At December 31, 2001, this reserve had a balance of $2.1 million. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected primarily through 2002.

     During the fourth quarter of 1999, we approved and announced to employees separate plans to exit our San Leandro and City of Industry, California metal food container facilities. These plans included the termination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs including equipment dismantle costs and contractual rent obligations. These decisions resulted in a fourth quarter pre-tax charge to earnings of $11.9 million. This charge consisted of $7.3 million for the non-cash write-down in carrying value of assets, $2.2 million for employee severance and benefits and $2.4 million for plant exit costs. Through December 31, 2001, excluding the non-cash write-down, a total of $4.4 million has been expended relating to these plans. These expenditures consisted of $2.2 million related to employee severance and benefits and $2.2 million for plant exit costs. During the fourth quarter of 2001, certain assets with carrying values that were previously written down as part of this rationalization charge were placed back in service. As a result, we recorded $1.2 million as a credit to rationalization charges, net in our Consolidated Statements of Income, and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximates fair value. At December 31, 2001, this reserve had a balance of $0.2 million.
Although we have closed both plants, the timing of cash payments has been dependent upon the resolution of various matters with the lessor of one of the facilities. Accordingly, cash payments related to closing these facilities are expected through 2002.

     During 1999, we initiated and concluded a study to evaluate the long-term utilization of all assets of our metal food container business. As a result, during the third quarter of 1999, we determined that certain adjustments were necessary to properly reflect the net realizable values of machinery and equipment which had become surplus or obsolete and recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of those assets.

     Acquisition reserves established in connection with our 1998 purchases of CS Can, Clearplass Containers, Inc., and Winn Packaging Co., were recorded pursuant to plans that we began to assess and formulate at the time of the acquisitions and which were finalized in 1999. As a result of these plans, we recorded acquisition reserves totaling $5.4 million, of which $0.5 million related to employee severance and benefits, $4.6 million related to plant exit costs necessary to comply with environmental requirements that existed at the time of the acquisition and to exit the acquired Albia, Iowa and Sheffield, Alabama plastic container manufacturing facilities and $0.3 million related to liabilities incurred in connection with these acquisitions. Through December 31, 2001, a total of $3.5 million has been expended relating to these plans, which consisted of $0.5 million related to employee severance and benefits, $2.9 million for plant exit costs and $0.1 million for the payment of acquisition related liabilities. The timing of cash payments relating to the CS Can activities has been primarily dependent upon obtaining necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which we are subject as a result of our acquisition of CS Can. All actions under these plans were completed during the fourth quarter of 2001 at amounts less than previously estimated, and, accordingly, we reversed $1.9 million of acquisition reserves as a reduction to goodwill.

     Acquisition reserves established in connection with our purchase of the Food Metal and Specialty Business of ANC in 1995 aggregating approximately $49.5 million were recorded pursuant to plans that we began to assess and formulate at the date of the acquisition and which were finalized in 1996. These reserves consisted of employee severance and benefits costs ($26.1 million) for the termination of approximately 500 plant, selling and administrative employees, plant exit costs ($6.6 million) related to the planned closure of the St. Louis, Missouri plant, the downsizing of the Hoopeston, Illinois and Savage, Minnesota facilities and the restructuring of the St. Paul, Minnesota plant and liabilities incurred in connection with the acquisition ($16.8 million). Through December 31, 2001, a total of $44.0 million has been expended related to these plans, which consisted of $24.6 million for employee severance and benefits, $4.6 million for plant exit costs and $14.8 million for payment of acquisition related liabilities. At December 31, 2001, this reserve had a balance of $5.5 million. Although we have completed our plan, cash payments are expected to continue for pension obligations totaling $1.5 million which are required to be paid pursuant to a labor agreement in place at the time of acquisition, the last in a series of $2.0 million annual contractual payments that began in 1996 and continue through 2002 to resolve a contract dispute that arose in connection with the acquisition and the resolution of various environmental liabilities, estimated at $2.0 million, that existed at the time of the acquisition.

     You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2001 included elsewhere in this Annual Report.

Critical Accounting Policies

     Accounting principles generally accepted in the United States require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for deferred income taxes, pension and postretirement benefits and acquisition and rationalization reserves reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2001 and the accompanying notes included elsewhere in this Annual Report.

     At December 31, 2001, we had approximately $39.1 million of deferred tax assets relating to $102.6 million of net operating loss carryforwards, or NOLs, that expire between 2011 and 2021, for which no valuation allowance has been established. We had NOLs of approximately $39.7 million available to offset furture consolidated taxable income (excluding CS Can), and CS Can had NOLs of approximately $62.9 million available to offset its future taxable income. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based on estimated future taxable income, the reversal of temporary differences in future periods and the utilization of tax planning strategies. Current levels of consolidated pre-tax earnings (excluding CS Can) are sufficient to generate the taxable income required to realize our deferred tax assets. Pre-tax earnings levels for CS Can would need to increase from current levels to generate sufficient taxable income to realize its deferred tax assets. We would reduce our deferred tax assets by a valuation allowance if it became more likely than not that a portion of these NOLs would not be utilized. If a valuation allowance were established, additional expense would be recorded within the provision for income taxes in our Consolidated Statements of Income in the period that the determination was made. This process requires the use of significant judgment and estimates.

     Our pension and postretirement benefit costs and liabilities are developed from actuarial valuations. Inherent in these valuations are assumptions, including the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rate. In making these assumptions, we consider current market conditions, including changes in interest rates. Changes in assumptions could have a significant effect on related pension and postretirement benefit costs and liabilities in the future.

     Historically, we have maintained a strategy of acquiring businesses and enhancing profitability through productivity and cost reduction opportunities. Acquisitions require us to estimate the fair value of the assets acquired and liabilities assumed in the transactions. These estimates of fair value are based on our business plans for the acquired entities, which includes eliminating operating redundancies, facility closings and rationalizations and assumptions as to the ultimate resolution of liabilities assumed. We also continually evaluate the operating performance of our existing facilities and our business requirements and, when deemed appropriate, we exit or rationalize existing operating facilities. Establishing reserves for acquisition plans and facility rationalizations requires the use of estimates. Although we believe that these estimates accurately reflect the costs of these plans, actual costs incurred may differ from these estimates.

New Accounting Pronouncements

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on our financial position or results of operations.

     During July 2001, the Financial Accounting Standards Board, or the Board, issued SFAS No. 141, "Business Combinations," which revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. During July 2001, the Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, we will perform our first impairment test as of January 1, 2002. We estimate that net income and diluted earnings per share would have been approximately $44.8 million and $2.48, respectively, for the year ended December 31, 2001; $33.9 million and $1.88, respectively, for the year ended December 31, 2000; and $26.4 million and $1.45, respectively, for the year ended December 31, 1999, had the provisions of SFAS No. 142 been applied in those years. We do not anticipate having to record a charge to net income for the potential impairment of goodwill or other intangible assets as a result of adoption of SFAS No. 142.

     In October 2001, the Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant impact on our 2002 financial statements.

Forward-Looking Statements

     The statements we have made in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon our management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to:

     o our ability to effect cost reduction initiatives and realize benefits from capital investments;

     o our ability to locate or acquire suitable acquisition candidates at attractive cash flow multiples and on acceptable terms;

     o our ability to assimilate the operations of our acquired businesses into our existing operations;

     o our ability to generate free cash flow to invest in our business and service our indebtedness;

     o   limitations   and  restrictions   contained  in  our  instruments   and
         agreements governing our indebtedness;

     o   our ability to retain sales with our major customers;

     o the size and quality of the vegetable and fruit harvests in the midwest and west regions of the United States;

     o changes in the pricing and availability to us of raw materials or our ability generally to pass raw material price increases through to our customers;

     o   changes in consumer preferences for different packaging products;

     o competitive pressures, including new product developments or changes in competitors' pricing for products;

     o   changes in governmental regulations or enforcement practices;

     o changes in general economic conditions, such as fluctuations in interest rates and changes in energy costs (such as natural gas and electricity);

     o   changes in labor relations and costs;

     o our ability to refinance our current U.S. senior secured credit facility and, if we are able to effect this refinancing, the terms of this refinancing, all of which will be dependant upon a variety of factors, including our future prospects, the state of the economy and the financial markets, prevailing interest rates, the timing of the refinancing, the amount of debt to be refinanced and other factors beyond our control; and

     o other factors described elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to our operations result primarily from changes in interest rates. In the normal course of business, we also have limited foreign currency risk associated with our Canadian operations and risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

     Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objectives, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. We manage our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our U.S. senior secured credit facility, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our U.S. senior secured credit facility. You should also read Notes 9 and 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

     Based on the average outstanding amount of our variable rate indebtedness in 2001, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2001 interest expense by an aggregate of approximately $6.4 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2001.

Foreign Currency Exchange Rate Risk

     We do not conduct a significant portion of our manufacturing or sales activity in foreign markets. Presently, our only foreign activities are conducted in Canada. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. Since we do not have significant foreign operations, we do not believe it is necessary to enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

     Because our Canadian subsidiary operates within its local economic environment, we believe it is appropriate to finance such operation with local currency borrowings. In determining the amount of such borrowings, we evaluate the operation's short and long-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. This strategy mitigates the risk of reported losses or gains in the event that the Canadian currency strengthens or weakens against the U.S. dollar. Furthermore, our Canadian operating profit is used to repay its local borrowings or is reinvested in Canada, and is not expected to be remitted to us or invested elsewhere. As a result, it is not necessary for us to mitigate the economic effects of currency rate fluctuations on our Canadian earnings.

Commodity Pricing Risk

     We purchase commodities for our products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

     We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a significant portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outlines the terms necessary to evaluate these transactions.

Item 8.  Financial Statements and Supplementary Data.

     We refer you to Item 14, "Exhibits, Financial Statements, Schedules and Reports on Form 8-K," below for a listing of financial statements and schedules included in this Annual Report which are incorporated here in this Annual Report by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 29, 2002 in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated in this Annual Report by this reference.

Our Directors and Executive Officers

     The following table sets forth certain information (ages as of December 31, 2001) concerning our directors and executive officers. We are a holding company and our operations are conducted through Silgan Containers and Silgan Plastics, each of which has its own independent management.

Name                         Age   Position
----                         ---   --------
R. Philip Silver..........   59    Chairman of the Board and Co-Chief Executive
                                   Officer and Director
D. Greg Horrigan..........   58    President and Co-Chief Executive Officer and
                                   Director
Leigh J. Abramson.........   33    Director
John W. Alden.............   60    Director
Jeffrey C. Crowe..........   55    Director
Edward A. Lapekas.........   58    Director
Harley Rankin, Jr.........   62    Executive Vice President and Chief Financial
                                   Officer
Frank W. Hogan, III.......   41    Vice President, General Counsel and Secretary
Glenn A. Paulson..........   58    Vice President--Corporate Development
Nancy Merola..............   39    Vice President and Controller
Malcolm E. Miller.........   34    Vice President and Treasurer

Executive Officers of Silgan Containers

     The following table sets forth certain information (ages as of December 31, 2001) concerning the executive officers of Silgan Containers.

Name                         Age   Position
----                         ---   --------
James D. Beam.............   58    President
Gary M. Hughes............   59    Executive Vice President
Thomas Richmond...........   43    Executive Vice President
L. Geoffrey Greulich......   40    Senior Vice President
John Wilbert..............   43    Senior Vice President--Operations
Michael A. Beninato.......   53    Vice President--Supply Chain Management
Joseph A. Heaney..........   48    Vice President--Finance
H. Schuyler Todd..........   61    Vice President--Human Resources

Executive Officers of Silgan Plastics

     The following table sets forth certain information (ages as of December 31, 2001) concerning the executive officers of Silgan Plastics.

Name                         Age   Position
----                         ---   --------
Russell F. Gervais........   58    President
Alan H. Koblin............   49    Senior Vice President
Charles Minarik...........   64    Senior Vice President--Commercial Development
Colleen J. Jones..........   41    Senior Vice President--Finance and
                                   Administration
Emidio DiMeo..............   42    Senior Vice President
Donald E. Bliss...........   50    Vice President--Sales
Howard H. Cole............   56    Vice President--Human Resources and
                                   Administration

     Mr. Silver has been our Chairman of the Board and Co-Chief Executive Officer since March 1994. Mr. Silver is one of our founders and was formerly our President. Mr. Silver has been a director since our inception. Mr. Silver has been a director of Silgan Containers since its inception in August 1987 and Vice President of Silgan Containers since May 1995. Mr. Silver has been a director of Silgan Plastics since its inception in August 1987 and Chairman of the Board of Silgan Plastics since March 1994. Prior to founding Silgan Holdings in 1987, Mr. Silver was a consultant to the packaging industry. Mr. Silver was President of Continental Can Company from June 1983 to August 1986.

     Mr. Horrigan has been our President and Co-Chief Executive Officer since March 1994. Mr. Horrigan is one of our founders and was formerly our Chairman of the Board. Mr. Horrigan has been a director since our inception. Mr. Horrigan has been Chairman of the Board of Silgan Containers and a director of Silgan Plastics since their inception in August 1987. Mr. Horrigan was Executive Vice President and Operating Officer of Continental Can Company from 1984 to 1987.

     Mr. Abramson has been one of our directors since September 1996. He has been with Morgan Stanley & Co. Incorporated since 1990 and Morgan Stanley Private Equity since 1992 and has been a Managing Director of Morgan Stanley & Co. Incorporated since December 2001. Mr. Abramson is also a director of Weblink Wireless, Inc., Smurfit Stone Container Corp. and several private companies.

     Mr. Alden has been one of our directors since November 2001. From 1965 until 2000, Mr. Alden was employed by United Parcel Service of America, Inc., or UPS, serving in various management positions. Until his retirement in 2000, Mr. Alden was Vice Chairman of UPS since 1996 and a director of UPS since 1988. Mr. Alden is also a director of Barnes Group Inc.

     Mr. Crowe has been one of our directors since May 1997. Mr. Crowe has been Chairman of the Board, President and Chief Executive Officer of Landstar System, Inc., or Landstar, since April 1991, and President and Chief Executive Officer of Landstar System Holdings, Inc., or LSHI, since June 1989 and Chairman of LSHI since March 1991. Mr. Crowe has also been President of Signature Insurance Company, a subsidiary of LSHI, since February 1997. Mr. Crowe has served as Chairman of the National Defense Transportation Association since October 1993. From November 1989 to November 1998, Mr. Crowe served in a number of capacities at the American Trucking Association, Inc., or ATA, including Director, Secretary and as a member of the ATA Executive Committee. Mr. Crowe has served as a Director of the National Chamber Foundation since November 1997, a Director of the U.S. Chamber of Commerce since February 1998 and a Director of Sun Trust Bank North-Florida, N.A. since January 1999.

     Mr. Lapekas has been one of our directors since October 2001. Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce packaging venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company where he served in various strategy, planning, operating and marketing capacities.

     Mr. Rankin has been our Executive Vice President and Chief Financial Officer since our inception. Mr. Rankin was also our Treasurer from January 1992 until October 2001. Mr. Rankin has indicated his intention to retire in May 2002. Mr. Rankin has been Vice President of Silgan Containers and Silgan Plastics since January 1991 and May 1991, respectively, and was Treasurer of Silgan Plastics from January 1994 to December 1994. Prior to joining us, Mr. Rankin was Senior Vice President and Chief Financial Officer of Armtek
Corporation. Mr. Rankin was Vice President and Chief Financial Officer of Continental Can Company from November 1984 to August 1986.

     Mr. Hogan has been our Vice President, General Counsel and Secretary since June 1997. Mr. Hogan has also been Vice President, General Counsel and Secretary of Silgan Containers and Silgan Plastics since June 1997. From September 1995 until June 1997, Mr. Hogan was a partner at the law firm of Winthrop, Stimson, Putnam & Roberts. From April 1988 to September 1995, Mr. Hogan was an associate at that firm.

     Mr. Paulson has been our Vice President--Corporate Development since January 1996. Mr. Paulson has also been Vice President of Silgan Containers since January 1999. Mr. Paulson was employed by Silgan Containers to manage the transition of AN Can from August 1995 to December 1995. From January 1989 to
July 1995, Mr. Paulson was employed by ANC, last serving as Senior Vice President and General Manager, Food Metal and Specialty, North America. Prior to his employment with ANC, Mr. Paulson was President of the beverage packaging operations of Continental Can Company.

     Ms. Merola has been our Vice President and Controller since October 2000. Ms. Merola has also been Vice President of Silgan Containers and Silgan Plastics since October 2000. From February 2000 to October 2000, Ms. Merola was Manager, Reporting and Specialized Accounting, for Texaco Inc. Previously, Ms. Merola was Director, Corporate Accounting and Headquarters Planning, at RJR Nabisco Holdings, Inc. since January 1997. From September 1995 to January 1997, Ms. Merola was Financial Manager--Operations Finance at Kraft Foods Inc., a subsidiary of Philip Morris Companies Inc. From 1989 to 1995, Ms. Merola held various positions with Philip Morris Companies Inc., last serving as Manager, Financial Planning and Analysis.

     Mr. Miller has been our Vice President and Treasurer since October 2001. Mr. Miller has also been Vice President of Silgan Containers and Silgan Plastics since October 2001. Previously, Mr. Miller was Assistant Vice President and Assistant Treasurer of Primedia Inc. from April 2000 until October 2001. Prior to that, Mr. Miller was employed by us from June 1997 until April 2000, last serving as Assistant Treasurer. From June 1995 until June 1997, Mr. Miller was employed by International Paper Company, last serving as a Senior Financial Analyst.

     Mr. Beam has been President of Silgan Containers since July 1990. From September 1987 to July 1990, Mr. Beam was Vice President--Marketing & Sales of Silgan Containers. Mr. Beam was Vice President and General Manager of Continental Can Company, Western Food Can Division, from March 1986 to September 1987.

     Mr. Hughes has been Executive Vice President of Silgan Containers since January 1998. Previously, Mr. Hughes was Vice President--Sales & Marketing of Silgan Containers since July 1990. From February 1988 to July 1990, Mr. Hughes was Vice President, Sales and Marketing of the Beverage Division of Continental Can Company. Prior to February 1988, Mr. Hughes was employed by Continental Can Company in various sales positions.

     Mr. Richmond has been Executive Vice President of Silgan Containers since September 2001. Previously, he was Senior Vice President of Silgan Plastics since October 2000. Prior to that, Mr. Richmond was President of RXI from October 1995 to October 2000. From January 1993 to October 1995, Mr. Richmond was Executive Vice President of Plastic Engineered Components. From February 1991 to January 1993, he was Vice President and General Manager of Berry Plastics Corporation. From October 1988 to February 1991, Mr. Richmond was Vice President and General Manager of Carnaud Metalbox in the United States. Prior to that, he was employed by American Can Company since September 1979, last serving as an Area Manager.

     Mr. Greulich has been Senior Vice President of Silgan Containers since July 2000. From October 1998 to June 2000 he was Vice President of Corporate Development for American Business Products

Corp. Prior to that, Mr. Greulich was employed by Tenneco Packaging, a unit of Tenneco Inc., last serving as Regional Operations Director.

     Mr. Wilbert has been Senior Vice President--Operations of Silgan Containers since September 2001. Prior to that, Mr. Wilbert was Vice President-Operations of Silgan Containers since January 1998. From October 1992 to January 1998, Mr. Wilbert was Area Manager of Operations of Silgan Containers. Prior to 1992, Mr. Wilbert was employed by Silgan Containers in various positions.

     Mr. Beninato has been Vice President--Supply Chain Management of Silgan Containers since January 2001. Prior to that, Mr. Beninato was Director of Production Planning and Warehousing of Silgan Containers from August 1995 to January 2001. Prior to joining Silgan Containers in August 1995, Mr. Beninato was employed by ANC for over 28 years in various production control positions.

     Mr. Heaney has been Vice President--Finance of Silgan Containers since October 1995. From September 1990 to October 1995, Mr. Heaney was Controller, Food Metal and Specialty Division of ANC. From August 1977 to August 1990, Mr. Heaney was employed by ANC and American Can Company in various divisional, regional and plant finance/accounting positions.

     Mr. Todd has been Vice President--Human Resources of Silgan Containers since April 1999. From September 1987 to April 1999, Mr. Todd was Director of Human Resources of Silgan Containers. Previously, Mr. Todd was employed for approximately eleven years by the Can Division of the Carnation Company as Industrial Relations Manager.

     Mr. Gervais has been President of Silgan Plastics since December 1992. From September 1989 to December 1992, Mr. Gervais was Vice President--Sales & Marketing of Silgan Plastics. From March 1984 to September 1989, Mr. Gervais was President and Chief Executive Officer of Aim Packaging, Inc.

     Mr. Koblin has been Senior Vice President of Silgan Plastics since January 2000. Previously, Mr. Koblin was Vice President--Sales & Marketing of Silgan Plastics since December 1994. From 1992 to 1994, Mr. Koblin was Director of Sales & Marketing of Silgan Plastics. From 1990 to 1992, Mr. Koblin was Vice President of Churchill Industries.

     Mr.  Minarik  has been  Senior Vice  President--Commercial  Development  of
Silgan Plastics since January 2000. Previously, he was Vice President--Operations and Commercial Development of Silgan Plastics since May 1993. From February 1991 to August 1992, Mr. Minarik was President of Wheaton Industries Plastics Group. Mr. Minarik was Vice President--Marketing of Constar International, Inc. from March 1983 to February 1991.

     Ms. Jones has been Senior Vice President--Finance and Administration of Silgan Plastics since October 2000. Prior to that, Ms. Jones was Vice President--Finance of Silgan Plastics since December 1994. From November 1993 to December 1994, Ms. Jones was Corporate Controller of Silgan Plastics and from July 1989 to November 1993, she was Manager--Finance of Silgan Plastics.

     Mr. DiMeo has been Senior Vice President of Silgan Plastics and of Silgan Plastics Canada Inc. since October 2000. Prior to that, Mr. DiMeo was Vice President of Silgan Plastics Canada Inc. since May 1999. From April 1997 to May 1999, Mr. DiMeo was General Manager of Silgan Plastics Canada Inc. From March 1995 to April 1997, Mr. DiMeo was President and General Manager of Rexam Containers Limited of Canada.

     Mr. Bliss has been Vice President--Sales of Silgan Plastics since January 2000. From November 1993 to December 1999, Mr. Bliss was National Sales Director at Silgan Plastics. Prior to that, Mr. Bliss was employed by Graham Packaging Company, last serving as Regional Sales Director.

     Mr. Cole has been Vice President--Human Resources and Administration and Assistant Secretary of Silgan Plastics since September 1987. From April 1986 to September 1987, Mr. Cole was Manager of Personnel of the Monsanto Engineered Products Division of Monsanto Company.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 29, 2002 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated here in this Annual Report by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 29, 2002 in the section entitled "Security Ownership of Certain Beneficial Owners and Management", and is incorporated here in this Annual Report by this reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 29, 2002 in the section entitled "Certain Relationships and Related Transactions", and is incorporated here in this Annual Report by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.



(a)
Financial Statements:

Report of Independent Auditors.........................................................       F-1

Consolidated Balance Sheets at December 31, 2001 and 2000..............................       F-2

Consolidated Statements of Income for the years ended December 31, 2001, 2000
     and 1999..........................................................................       F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
     December 31, 2001, 2000 and 1999..................................................       F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
     and 1999..........................................................................       F-5

Notes to Consolidated Financial Statements.............................................       F-6


Schedules:

II.        Valuation and Qualifying Accounts for the years ended December 31,
                2001, 2000 and 1999....................................................       F-42



All other financial statements and schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit
Number                              Description
------                              -----------

  3.1 Restated Certificate of Incorporation of Silgan Holdings (incorporated by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  3.2 Amended and Restated By-laws of Silgan Holdings (incorporated by reference to Exhibit 3.2 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  4.1 Indenture, dated as of June 9, 1997, between Silgan Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated June 9, 1997, Commission File No. 000-22117).

  4.2 First Supplemental Indenture, dated as of June 24, 1997 among Silgan Holdings, Silgan Corporation and The First National Bank of Chicago, as trustee, to the Indenture, dated as of June 9, 1997, between Silgan Holdings (as successor to Silgan Corporation) and The First National Bank of Chicago, as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

  4.3 Form of Silgan Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.10 filed with our Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

*10.1 Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings.

*10.2 Letter agreement dated November 6, 2001 between Silgan Holdings and The Morgan Stanley Leveraged Equity Fund II, L.P.

+10.3 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Silgan Holdings (incorporated by reference to Exhibit 10.25 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.4 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Silgan Containers (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.5 Amended and Restated Management Services Agreement, dated as of February 14, 1997, between S&H Inc. and Silgan Plastics (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

Exhibit
Number                              Description
------                              -----------

 10.6 Credit Agreement, dated as of July 29, 1997, among Silgan Holdings, Silgan Containers, Silgan Plastics, certain other subsidiaries, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 99.1 filed with our Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

 10.7 First Amendment and Consent, dated as of December 3, 1997, among Silgan Holdings, Silgan Containers, Silgan Plastics, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 10.7 filed with our Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-22117).

 10.8 Second Amendment and Consent, dated as of June 1, 1998, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-22117).

 10.9 Third Amendment, dated as of August 29, 2000, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, various lenders, Bankers Trust Company, as Administrative Agent and as a Co-Arranger, Bank of America National Trust & Savings Association, as Syndication Agent and as a Co-Arranger, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent and as a Co-Arranger, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent and as a Co-Arranger (incorporated by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-22117).

 10.10 Security Agreement, dated as of July 29, 1997, among Silgan Holdings, Silgan Containers, Silgan Plastics, certain other subsidiaries of any of them and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

 10.11 Pledge Agreement dated as of July 29, 1997, made by Silgan Holdings, Silgan Containers, Silgan Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation), as Pledgors, in favor of Bankers Trust Company, as Collateral Agent and as Pledgee (incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

Exhibit
Number                              Description
------                              -----------


 10.12 Borrowers/Subsidiaries Guaranty, dated as of July 29, 1997, made by Silgan Holdings, Silgan Containers, Silgan Plastics and Silgan Containers Manufacturing Corporation (as successor to California-Washington Can Corporation and SCCW Can Corporation) (incorporated by reference to Exhibit 99.4 filed with our Current
          Report on Form 8-K, dated August 8, 1997, Commission File No. 000-22117).

 10.13 Asset Purchase Agreement, dated as of June 2, 1995, between American National Can Company and Silgan Containers (incorporated by reference to Exhibit 1 filed with our Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

 10.14 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to
          Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

 10.15 Underwriting Agreement, dated as of February 13, 1997, among Silgan Holdings, Silgan Corporation, Silgan Containers, Silgan Plastics, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 000-22117).

 10.16 Placement Agreement between Silgan Corporation and Morgan Stanley & Co. Incorporated, dated June 3, 1997 (incorporated by reference to
          Exhibit 99.1 filed with our Current Report on Form 8-K dated June 9, 1997, Commission File No. 000-22117).

*10.17 Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto.

+10.18 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.19 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell
          F.  Gervais and Aim  Packaging,  Inc.  (incorporated  by  reference to
          Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.20 Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

Exhibit
Number                              Description
------                              -----------

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

+10.23 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.24 Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

   *12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

    21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with our Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-22117).

   *23    Consent of Ernst & Young LLP.



(b)      Reports on Form 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of 2001.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SILGAN HOLDINGS INC.



Date:  March 29, 2002                    By  /s/ R. Philip Silver
                                             -------------------------
                                             R. Philip Silver
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----

                              Chairman of the Board and
/s/ R. Philip Silver          Co-Chief Executive Officer
----------------------       (Principal Executive Officer)       March 29, 2002
(R. Philip Silver)


/s/ D. Greg Horrigan        President, Co-Chief Executive
----------------------          Officer and Director             March 29, 2002
(D. Greg Horrigan)

/s/ Leigh J. Abramson
----------------------               Director                    March 29, 2002
(Leigh J. Abramson)

/s/ John W. Alden
----------------------               Director                    March 29, 2002
(John W. Alden)

/s/ Jeffrey C. Crowe
----------------------               Director                    March 29, 2002
(Jeffrey C. Crowe)

/s/ Edward A. Lapekas
----------------------               Director                    March 29, 2002
(Edward A. Lapekas)

                           Executive Vice President and
/s/ Harley Rankin, Jr.       Chief Financial Officer
----------------------     (Principal Financial Officer)         March 29, 2002
(Harley Rankin, Jr.)

/s/ Nancy Merola           Vice President and Controller
----------------------     (Principal Accounting Officer)        March 29, 2002
(Nancy Merola)

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

     In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP

Stamford, Connecticut
January 29, 2002


                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                               2001           2000
                                                               ----           ----
Assets
Current assets:
     Cash and cash equivalents ........................    $   18,009     $   20,073
     Trade accounts receivable, less allowances
        of $3,449 and $3,001, respectively ............       144,903        168,307
     Inventories ......................................       262,627        279,737
     Prepaid expenses and other current assets ........        12,053         11,874
                                                           ----------     ----------
         Total current assets .........................       437,592        479,991

Property, plant and equipment, net ....................       677,542        709,513
Goodwill, net .........................................       141,465        153,038
Other assets ..........................................        55,221         41,282
                                                           ----------     ----------
                                                           $1,311,820     $1,383,824
                                                           ==========     ==========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Current portion of long-term debt ................    $   57,999     $   44,948
     Trade accounts payable ...........................       173,851        208,144
     Accrued payroll and related costs ................        59,215         56,452
     Accrued interest payable .........................         5,022          9,564
     Accrued liabilities ..............................        21,631         13,142
                                                           ----------     ----------
         Total current liabilities ....................       317,718        332,250

Long-term debt ........................................       886,770        986,527
Other liabilities .....................................        92,184         85,427
                                                           ----------     ----------
         Total liabilities ............................     1,296,672      1,404,204

Commitments and contingencies

Stockholders' equity (deficiency):
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized, 20,539,145 and
       20,388,372 shares issued and 17,853,670 and
       17,702,897 shares outstanding, respectively) ...           205            204
     Paid-in capital ..................................       118,319        118,099
     Retained earnings (accumulated deficit) ..........       (34,937)       (76,702)
     Accumulated other comprehensive income (loss) ....        (8,046)        (1,588)
     Treasury stock at cost (2,685,475 shares) ........       (60,393)       (60,393)
                                                           ----------     ----------
         Total stockholders' equity (deficiency) ......        15,148        (20,380)
                                                           ----------     ----------
                                                           $1,311,820     $1,383,824
                                                           ==========     ==========


                  See notes to consolidated financial statements.


                                SILGAN HOLDINGS INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                 For the years ended December 31, 2001, 2000 and 1999
                   (Dollars in thousands, except per share data)



                                                              2001         2000         1999
                                                              ----         ----         ----

Net sales ..............................................   $1,940,994   $1,877,497   $1,892,078

Cost of goods sold .....................................    1,700,708    1,648,247    1,656,694
                                                           ----------   ----------   ----------
     Gross profit ......................................      240,286      229,250      235,384

Selling, general and administrative expenses ...........       78,541       72,148       74,943

Rationalization charges, net ...........................        9,334         --         36,149
                                                           ----------   ----------   ----------
     Income from operations ............................      152,411      157,102      124,292

Gain on assets contributed to affiliate ................        4,908         --           --

Interest and other debt expense ........................       81,192       91,178       86,057
                                                           ----------   ----------   ----------
     Income before income taxes and equity in
         losses of affiliates ..........................       76,127       65,924       38,235

Provision for income taxes .............................       30,222       25,790       14,305
                                                           ----------   ----------   ----------
     Income before equity in losses of affiliates and
         extraordinary item ............................       45,905       40,134       23,930

Equity in losses of affiliates .........................        4,140        4,610         --
                                                           ----------   ----------   ----------
     Income before extraordinary item ..................       41,765       35,524       23,930

Extraordinary item - loss on early extinguishment
  of debt, net of income taxes .........................         --          4,216         --
                                                           ----------   ----------   ----------
     Net income ........................................   $   41,765   $   31,308   $   23,930
                                                           ==========   ==========   ==========


Basic earnings per share:
     Income before extraordinary item ..................        $2.35       $ 2.01        $1.35
     Extraordinary item ................................          --         (0.24)         --
                                                                -----       ------        -----
Basic net income per share .............................        $2.35       $ 1.77        $1.35
                                                                =====       ======        =====

Diluted earnings per share:
     Income before extraordinary item ..................        $2.31       $ 1.97        $1.32
     Extraordinary item ................................          --         (0.23)         --
                                                                -----       ------        -----
Diluted net income per share ...........................        $2.31       $ 1.74        $1.32
                                                                =====       ======        =====


                  See notes to consolidated financial statements.

                                                            SILGAN HOLDINGS INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           For the years  ended  December  31,  2001, 2000 and 1999
                                                     (Dollars and shares in thousands)

                                                 Common Stock                  Retained     Accumulated                 Total
                                                 ------------                  Earnings        Other                 Stockholders'
                                                           Par     Paid-in   (Accumulated  Comprehensive  Treasury      Equity
                                                Shares    Value    Capital      Deficit)   Income (Loss)   Stock     (Deficiency)
                                                ------    -----   ---------   -----------  -------------  --------   -------------
Balance at January 1, 1999 ...............      18,256     $199    $117,911    $(131,940)     $ (723)     $(42,755)    $(57,308)

Comprehensive income:

   Net income ............................        --        --         --         23,930         --           --         23,930

   Minimum pension liability .............        --        --         --           --           (80)         --            (80)

   Foreign currency translation ..........        --        --         --           --           530          --            530
                                                                                                                       --------
   Comprehensive income ..................                                                                               24,380
                                                                                                                       --------

Stock option exercises, including
  tax benefit of $243 ....................         193        2         755         --           --           --            757

Repurchase of common stock ...............        (902)     --         --           --           --        (16,563)     (16,563)
                                                ------     ----    --------    ---------     -------      --------     --------

Balance at December 31, 1999 .............      17,547      201     118,666     (108,010)       (273)      (59,318)     (48,734)

Comprehensive income:

   Net income ............................        --        --         --         31,308         --           --         31,308

   Minimum pension liability .............        --        --         --           --          (797)         --           (797)

   Foreign currency translation ..........        --        --         --           --          (518)         --           (518)
                                                                                                                       --------
   Comprehensive income ..................                                                                               29,993
                                                                                                                       --------

Stock option exercises, including
  tax provision of $826 ..................         256        3        (317)        --           --           --           (314)

Equity affiliate closing costs ...........        --        --         (250)        --           --           --           (250)

Repurchase of common stock ...............        (100)     --         --           --           --         (1,075)      (1,075)
                                                ------     ----    --------    ---------     -------      --------     --------
Balance at December 31, 2000 .............      17,703      204     118,099      (76,702)     (1,588)      (60,393)     (20,380)

Comprehensive income:

   Net income ............................        --        --         --         41,765         --           --         41,765

   Minimum pension liability .............        --        --         --           --        (1,966)         --         (1,966)

   Change in fair value of
    derivatives, net of tax
     benefit of $2,151 ...................        --        --         --           --        (3,267)         --         (3,267)

   Foreign currency translation ..........        --        --         --           --        (1,225)         --         (1,225)
                                                                                                                       --------
   Comprehensive income ..................                                                                               35,307
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $595 ....................         151        1       1,622         --           --           --          1,623

Dilution of investment in
  equity affiliate .......................        --        --       (1,402)        --           --           --         (1,402)
                                                ------     ----    --------    ---------     -------      --------     --------
Balance at December 31, 2001 .............      17,854     $205    $118,319    $ (34,937)    $(8,046)     $(60,393)    $ 15,148
                                                ======     ====    ========    =========     =======      ========     ========

                                                See notes to consolidated financial statements.


                                               SILGAN HOLDINGS INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended December 31, 2001, 2000 and 1999
                                             (Dollars in thousands)


                                                                     2001           2000           1999
                                                                     ----           ----           ----
Cash flows provided by (used in) operating activities:
     Net income ............................................     $  41,765     $   31,308      $  23,930
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation .....................................        89,772         84,577         82,093
          Amortization of goodwill and other intangibles....         5,759          4,392          3,881
          Amortization of debt issuance costs ..............         1,675          1,658          1,593
          Rationalization charges, net .....................         9,334           --           36,149
          Equity in losses of affiliates ...................         4,140          4,610           --
          Gain on assets contributed to affiliate ..........        (4,908)          --             --
          Deferred income tax provision ....................        13,852         11,749          4,629
          Extraordinary item ...............................          --            6,926           --
          Other changes that provided (used) cash,
             net of effects of acquisitions:
               Trade accounts receivable ...................        19,179        (26,995)         5,909
               Inventories .................................         1,220        (18,366)          (870)
               Trade accounts payable ......................       (34,293)        21,106         (9,113)
               Accrued liabilities .........................         4,312        (19,610)         7,143
               Other, net ..................................        (8,824)        (6,210)       (12,075)
                                                                 ---------     ----------      ---------
          Net cash provided by operating activities ........       142,983         95,145        143,269
                                                                 ---------     ----------      ---------

Cash flows provided by (used in) investing activities:
     Investment in equity affiliate ........................        (3,039)        (7,026)          --
     Proceeds from equity affiliate ........................        32,388           --             --
     Acquisition of businesses .............................          --         (124,015)          --
     Capital expenditures ..................................       (93,042)       (89,227)       (87,421)
     Proceeds from asset sales .............................         3,901          1,789          2,514
                                                                 ---------     ----------      ---------
          Net cash used in investing activities ............       (59,792)      (218,479)       (84,907)
                                                                 ---------     ----------      ---------

Cash flows provided by (used in) financing activities:
     Borrowings under revolving loans ......................       710,749      1,198,459        912,959
     Repayments under revolving loans ......................      (746,719)      (954,724)      (923,659)
     Proceeds from stock option exercises ..................         1,028            512            514
     Repurchase of common stock ............................          --           (1,075)       (16,563)
     Repayments and redemptions of long-term debt ..........       (50,313)      (101,124)       (33,955)
     Debt financing costs ..................................          --           (1,052)          --
                                                                 ---------     ----------      ---------
          Net cash (used in) provided by financing
            activities .....................................       (85,255)       140,996        (60,704)
                                                                 ---------     ----------      ---------
Cash and cash equivalents:
     Net (decrease) increase ...............................        (2,064)        17,662         (2,342)
     Balance at beginning of year ..........................        20,073          2,411          4,753
                                                                 ---------     ----------      ---------
     Balance at end of year ................................     $  18,009     $   20,073      $   2,411
                                                                 =========     ==========      =========

Interest paid ..............................................     $  85,825     $   91,200      $  84,037
Income taxes paid, net of refunds ..........................         8,308         13,352          9,511


                 See notes to consolidated financial statements.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   1.    Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc., or Holdings, conducts its business through its wholly owned operating subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. We are engaged in the manufacture and sale of steel and aluminum containers for human and pet food and custom designed plastic containers and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Principally all of our businesses are based in the United States.

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

The functional currency for our foreign operations is the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of our cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $74.8 million at December 31, 2001 and $106.8 million at December 31, 2000 are included in trade accounts payable.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis, or LIFO.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   1.    Summary of Significant Accounting Policies  (continued)

Property, Plant and Equipment, Net. Property, plant and equipment is stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Design and development costs for molds, dies and other tools that we do not own and that will be used to produce products that will be sold under long-term supply arrangements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.6 million in 2001 and $2.4 million in 2000 was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

Goodwill. Excess purchase price over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis principally over 40 years. The amortization periods have been estimated given the nature of the technology, industry practice and long-term customer relationships of the businesses acquired. Goodwill is included in impairment reviews when events or circumstances exist that indicate its carrying amount may not be recoverable. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $25.6 million and $20.7 million, respectively.

During July 2001, the Financial Accounting Standards Board, or the Board, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," which revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. During July 2001, the Board also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, we will perform our first impairment test as of January 1, 2002. We estimate that net income and diluted earnings per share would have been approximately $44.8 million and $2.48, respectively, for the year ended December 31, 2001; $33.9 million and $1.88, respectively, for the year ended December 31, 2000; and $26.4 million and $1.45, respectively, for the year ended December 31, 1999, had the provisions of SFAS No. 142 been applied in those years. We do not anticipate having to record a charge to net income for the potential impairment of goodwill or other intangible assets as a result of the adoption of SFAS No. 142.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   1.    Summary of Significant Accounting Policies  (continued)

Impairment of Long-Lived Assets. We assess long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under these rules, we assess long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. An impairment exists if the estimate of future undiscounted cash flows generated by the assets is less than the carrying value of the assets. If an impairment is determined to exist, any related impairment loss is then measured by comparing the fair value of the assets to their carrying amount.

In October 2001, the Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB, No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant impact on our 2002 financial statements.

Other Assets. Other assets consist principally of investments in equity affiliates, debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years) and other intangible assets which are being amortized over their expected useful lives using the straight-line method.

Hedging Instruments. We utilize certain derivative financial instruments to manage our interest rate and natural gas cost exposures. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on our financial position or results of operations.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   1.    Summary of Significant Accounting Policies  (continued)

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. Income taxes are calculated for Holdings and the acquired steel container manufacturing business of Campbell Soup Company, or CS Can, on a separate return basis. U.S. income taxes have not been provided on the accumulated earnings of our foreign subsidiaries since these earnings are expected to be permanently reinvested.

Revenue Recognition. Revenues are recognized when goods are shipped and the title and risk of loss pass to the customer. Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of goods sold in our Consolidated Statements of Income.

Stock Based Compensation. We account for our employee stock option plan in accordance with APB No. 25, "Accounting for Stock Issued to Employees."
Accordingly, no compensation expense is recognized when the exercise price of employee stock options is less than or equal to the market price of the underlying stock on the date of grant.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   2.    Acquisition

On October 1, 2000, we acquired all of the outstanding capital stock of RXI Holdings, Inc., or RXI Plastics, a manufacturer and seller of rigid plastic packaging, for $124.0 million in cash. We financed the purchase price through revolving loan borrowings under our U.S. bank credit agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and RXI Plastics' results of operations have been included in our consolidated operating results from the date of acquisition.

During 2001, we completed the allocation of excess purchase price over the fair value of net assets acquired. As a result, we reduced goodwill by $4.3 million primarily to reflect the final valuation of property, plant and equipment and deferred income taxes. Goodwill of $45.5 million has been recorded and is being amortized over 40 years.


Note   3.    Rationalization Charges and Acquisition Reserves

During the fourth quarter of 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container facilities and to cease operation of our composite container department at our Waukegan, Illinois metal food container facility. These plans included the termination of approximately 80 plant employees, the termination of an operating lease and other plant related exit costs including equipment dismantle costs. These decisions resulted in a fourth quarter pre-tax charge to earnings of $7.0 million. This charge consisted of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.4 million for plant exit costs. Through December 31, 2001, a total of $0.1 million, excluding the non-cash write-down, has been expended relating to these plans. At December 31, 2001, this reserve had a balance of $2.7 million. Cash payments relating to these plans are expected through 2002.

During the first quarter of 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related exit costs including equipment dismantle costs and contractual rent obligations. This decision resulted in a first quarter pre-tax charge to earnings of $3.5 million, which consisted of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. Through December 31, 2001, a total of $1.4 million has been expended relating to this plan. These expenditures consisted of $0.7 million related to employee severance and benefits and $0.7 million for plant exit costs. At December 31, 2001, this reserve had a balance of $2.1 million. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected primarily through 2002.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   3.    Rationalization Charges and Acquisition Reserves (continued)

During the fourth quarter of 1999, we approved and announced to employees separate plans to exit our San Leandro and City of Industry, California metal food container facilities. These plans included the termination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs including equipment dismantle costs and contractual rent obligations. These decisions resulted in a fourth quarter pre-tax charge to earnings of $11.9 million. This charge consisted of $7.3 million for the non-cash write-down in carrying value of assets, $2.2 million for employee severance and benefits and $2.4 million for plant exit costs. Through December 31, 2001, a total of $4.4 million, excluding the non-cash write-down, has been expended relating to these plans. These expenditures consisted of $2.2 million related to employee severance and benefits and $2.2 million for plant exit costs. During the fourth quarter of 2001, certain assets with carrying values that were previously written down as part of this rationalization charge were placed back in service. As a result, we recorded $1.2 million as a credit to rationalization charges, net in our Consolidated Statements of Income, and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximates fair value. At December 31, 2001, this reserve had a balance of $0.2 million.
Although we have closed both plants, the timing of cash payments has been dependent upon the resolution of various matters with the lessor of one of the facilities. Accordingly, cash payments related to closing these facilities are expected through 2002.

During 1999, we initiated and concluded a study to evaluate the long-term utilization of all assets of our metal food container business. As a result, during the third quarter of 1999, we determined that certain adjustments were necessary to properly reflect the net realizable values of machinery and equipment which had become surplus or obsolete and recorded a non-cash pre-tax charge to earnings of $24.2 million to reduce the carrying value of those assets.

Acquisition reserves established in connection with our 1998 purchases of CS Can, Clearplass Containers, Inc., or Clearplass, and Winn Packaging Co., or Winn, were recorded pursuant to plans that we began to assess and formulate at the time of the acquisitions and which were finalized in 1999. As a result of these plans, we recorded acquisition reserves totaling $5.4 million, of which $0.5 million related to employee severance and benefits, $4.6 million related to plant exit costs necessary to comply with environmental requirements that existed at the time of the acquisition and to exit the acquired Albia, Iowa and Sheffield, Alabama plastic container manufacturing facilities and $0.3 million related to liabilities incurred in connection with these acquisitions. Through December 31, 2001, a total of $3.5 million has been expended relating to these plans, which consisted of $0.5 million related to employee severance and benefits, $2.9 million for plant exit costs and $0.1 million for the payment of acquisition related liabilities. The timing of cash payments relating to the CS Can activities has been primarily dependent upon obtaining necessary environmental permits and approvals in connection with a consent order with the U.S. Environmental Protection Agency to which we are subject as a result of our acquisition of CS Can. All actions under these plans were completed during the fourth quarter of 2001 at amounts less than previously estimated, and, accordingly, we reversed $1.9 million of acquisition reserves as a reduction to goodwill.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   3.    Rationalization Charges and Acquisition Reserves (continued)

Acquisition reserves established in connection with our purchase of the Food Metal and Specialty Business of American National Can Company, or AN Can, in 1995 aggregating approximately $49.5 million were recorded pursuant to plans that we began to assess and formulate at the date of the acquisition and which were finalized in 1996. These reserves consisted of employee severance and benefits costs ($26.1 million) for the termination of approximately 500 plant, selling and administrative employees, plant exit costs ($6.6 million) related to the planned closure of the St. Louis, Missouri plant, the downsizing of the Hoopeston, Illinois and Savage, Minnesota facilities and the restructuring of the St. Paul, Minnesota plant and liabilities incurred in connection with the acquisition ($16.8 million). Through December 31, 2001, a total of $44.0 million has been expended related to these plans, which consisted of $24.6 million for employee severance and benefits, $4.6 million for plant exit costs and $14.8 million for payment of acquisition related liabilities. At December 31, 2001, this reserve had a balance of $5.5 million. Although we have completed our plan, cash payments are expected to continue for pension obligations totaling $1.5 million which are required to be paid pursuant to a labor agreement in place at the time of acquisition, the last in a series of $2.0 million annual contractual payments that began in 1996 and continue through 2002 to resolve a contract dispute that arose in connection with the acquisition and the resolution of various environmental liabilities, estimated at $2.0 million, that existed at the time of the acquisition.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   3.    Rationalization Charges and Acquisition Reserves (continued)

Our continuing efforts to integrate and rationalize our operations are part of our strategy to maximize production efficiencies. Activity in our rationalization and acquisition reserves since December 31, 1999 is summarized as follows (dollars in thousands):

                                                                       Employee        Plant
                                                                       Severance       Exit        Acquisition
                                                                     and Benefits      Costs       Liabilities       Total
                                                                     ------------      -----       -----------       -----
Balance at December 31, 1999
----------------------------
AN Can Acquisition ..............................................      $ 2,555        $ 4,451        $ 6,704        $13,710
CS Can, Clearplass and Winn Acquisitions ........................         --            3,711            252          3,963
San Leandro and City of Industry Plant Rationalizations .........        1,792          2,332           --            4,124
Other Acquisitions ..............................................         --              256           --              256
                                                                       -------        -------        -------        -------
Balance at December 31, 1999 ....................................        4,347         10,750          6,956         22,053

2000 Activity
-------------
AN Can Acquisition ..............................................         (191)        (1,829)        (2,704)        (4,724)
CS Can, Clearplass and Winn Acquisitions ........................         --           (1,588)          --           (1,588)
San Leandro and City of Industry Plant Rationalizations .........       (1,792)        (1,726)          --           (3,518)
Other Acquisitions ..............................................         --              (48)          --              (48)
                                                                       -------        -------        -------        -------
Total ...........................................................       (1,983)        (5,191)        (2,704)        (9,878)

Balance at December 31, 2000
----------------------------
AN Can Acquisition ..............................................        2,364          2,622          4,000          8,986
CS Can, Clearplass and Winn Acquisitions ........................         --            2,123            252          2,375
San Leandro and City of Industry Plant Rationalizations .........         --              606           --              606
Other Acquisitions ..............................................         --              208           --              208
                                                                       -------        -------        -------        -------
Balance at December 31, 2000 ....................................        2,364          5,559          4,252         12,175

2001 Activity
-------------
AN Can Acquisition ..............................................         (873)          (645)        (2,000)        (3,518)
CS Can, Clearplass and Winn Acquisitions ........................         --             (425)           (80)          (505)
CS Can, Clearplass and Winn Reversal to Goodwill ................         --           (1,698)          (172)        (1,870)
San Leandro and City of Industry Plant Rationalizations .........         --             (409)          --             (409)
Fairfield Plant Rationalization Charge ..........................          874          2,616           --            3,490
Fairfield Plant Rationalization .................................         (637)          (749)          --           (1,386)
Northtown, Kingsburg and Waukegan Plant
  Rationalization Charges .......................................        1,421          1,425           --            2,846
Northtown, Kingsburg and Waukegan Plant Rationalizations ........          (88)           (26)          --             (114)
Other Acquisitions ..............................................         --             (208)          --             (208)
                                                                       -------        -------        -------        -------
Total ...........................................................          697           (119)        (2,252)        (1,674)

Balance at December 31, 2001
----------------------------
AN Can Acquisition ..............................................        1,491          1,977          2,000          5,468
CS Can, Clearplass and Winn Acquisitions ........................         --             --             --             --
San Leandro and City of Industry Plant Rationalizations .........         --              197           --              197
Fairfield Plant Rationalization .................................          237          1,867           --            2,104
Northtown, Kingsburg and Waukegan Plant Rationalizations ........        1,333          1,399           --            2,732
Other Acquisitions ..............................................         --             --             --             --
                                                                       -------        -------        -------        -------
Balance at December 31, 2001 ....................................      $ 3,061        $ 5,440        $ 2,000        $10,501
                                                                       =======        =======        =======        =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   3.    Rationalization Charges and Acquisition Reserves (continued)

At December 31, 2001 and 2000, rationalization and acquisition reserves were included in our Consolidated Balance Sheets as follows:

                                        2001          2000
                                        ----          ----
                                      (Dollars in thousands)

       Accrued liabilities .....      $ 8,492       $ 7,462
       Other liabilities .......        2,009         4,713
                                      -------       -------
                                      $10,501       $12,175
                                      =======       =======


Note   4.    Comprehensive Income (Loss)

Comprehensive  income  (loss) is  reported  in our  Consolidated  Statements  of
Stockholders'  Equity  (Deficiency).   Amounts  included  in  accumulated  other
comprehensive income (loss) at December 31 are as follows:

                                                       2001           2000
                                                       ----           ----
                                                     (Dollars in thousands)

       Foreign currency translation ...........      $(1,916)      $  (691)
       Change in fair value of derivatives ....       (3,267)           -
       Minimum pension liability ..............       (2,863)         (897)
                                                     -------       -------
         Accumulated other comprehensive
           income (loss) ......................      $(8,046)      $(1,588)
                                                     =======       =======

The change in fair value of derivatives component of accumulated other comprehensive income (loss) is comprised of a $0.1 million charge, net of tax, for the cumulative effect of adopting SFAS No. 133 and an additional charge of $3.2 million, net of both tax and net losses reclassified to earnings, for the change in fair value of derivatives for the year ended December 31, 2001. The amount reclassified to earnings from accumulated other comprehensive income
(loss) for the year ended December 31, 2001 was a net loss of $4.6 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   5.    Inventories

The components of inventories at December 31 are as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Dollars in thousands)

       Raw materials .....................        $ 29,602      $ 43,873
       Work-in-process ...................          45,510        51,191
       Finished goods ....................         168,362       165,680
       Spare parts and other .............          12,128        11,698
                                                  --------      --------
                                                   255,602       272,442
       Adjustment to value inventory
          at cost on the LIFO method .....           7,025         7,295
                                                  --------      --------
                                                  $262,627      $279,737
                                                  ========      ========

The amount of inventory recorded on the first-in, first-out method at December 31, 2001 and 2000 was $22.3 million and $31.6 million, respectively.


Note   6.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31 are as follows:

                                                   2001            2000
                                                   ----            ----
                                                  (Dollars in thousands)

       Land ...............................     $    7,869      $    8,152
       Buildings and improvements .........        128,815         128,185
       Machinery and equipment ............      1,055,207       1,022,176
       Construction in progress ...........         56,504          73,574
                                                ----------      ----------
                                                 1,248,395       1,232,087
       Accumulated depreciation ...........       (570,853)       (522,574)
                                                ----------      ----------
           Property, plant and
             equipment, net ...............     $  677,542      $  709,513
                                                ==========      ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   7.         Other Assets

Other assets at December 31 are as follows:

                                                             2001        2000
                                                             ----        ----
                                                          (Dollars in thousands)

       Investments in equity affiliates (see Note 8) ...   $14,342     $ 2,167
       Debt issuance costs .............................    13,727      13,738
       Intangible pension asset ........................    10,855      10,240
       Other ...........................................    22,783      19,954
                                                           -------     -------
                                                            61,707      46,099
       Accumulated amortization ........................    (6,486)     (4,817)
                                                           -------     -------
                                                           $55,221     $41,282
                                                           =======     =======


Note   8.    Investments in Equity Affiliates

White Cap LLC
-------------

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC, or White Cap. We contributed $48.4 million of metal closure assets, including our manufacturing facilities in Evansville and Richmond, Indiana, and $7.1 million of metal closure liabilities to White Cap in return for a 35% interest in and $32.4 million of cash proceeds from the joint venture. Net sales of our metal closure business, which was contributed to the White Cap joint venture, totaled $46.3 million, $90.8 million and $101.6 million in 2001, 2000 and 1999, respectively.

We account for our investment in the White Cap joint venture using the equity method. During 2001, we recorded equity losses of the White Cap joint venture of $0.3 million and a gain on the assets contributed to the joint venture of $4.9 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   8.    Investments in Equity Affiliates (continued)

Packtion Corporation
--------------------

In April 2000, we, together with Morgan Stanley Dean Witter Private Equity and Diamondcluster International Inc., agreed to invest in Packtion Corporation, or Packtion, an e-commerce joint venture aimed at integrating the packaging supply chain from design through manufacturing and procurement. The parties agreed to make the investments through Packaging Markets LLC, a limited liability company. The joint venture was expected to provide a comprehensive online marketplace for packaging goods and services and to combine content, tools and collaboration capabilities to streamline the product development process and enhance transaction opportunities for buyers and sellers of packaging. The products that Packtion was developing included a web-based software tool to enable product and package design, development and collaboration; an internet-based secure environment enabling the sharing of packaging related product information and the transaction of business electronically; and an informational source of packaging related knowledge, tools and expert services. Packtion had insignificant sales for internet consulting services and incurred net losses. We accounted for our investment in Packtion using the equity method.

In June and August 2000, we invested a total of $7.0 million in Packtion representing approximately a 45% interest in Packtion. For the year ended December 31, 2000, we recorded equity losses of Packtion aggregating $4.6 million. In addition, we recorded our share of Packtion's closing costs, $0.2 million, as a reduction to our investment. In the first quarter of 2001, in connection with an investment by The Proctor & Gamble Company and E. I. Du Pont de Nemours & Co. in Packtion, we invested an additional $3.1 million bringing our total investment to $10.1 million representing approximately a 25% interest in Packtion. In connection with this transaction, we also recorded a reduction to paid-in capital of $1.4 million due to the dilution of our investment. Packtion was dissolved on May 31, 2001, after its board of directors determined that there had been slower than anticipated market acceptance of its business. During 2001, we recorded equity losses of Packtion aggregating $3.8 million, which included our final losses and eliminated our investment.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   9.    Long-Term Debt

Long-term debt at December 31 is as follows:

                                                       2001            2000
                                                       ----            ----
                                                      (Dollars in thousands)
    Bank Debt:
       Bank Revolving Loans .....................    $333,025      $  367,400
       Bank A Term Loans ........................     119,413         159,218
       Bank B Term Loans ........................     186,588         188,542
       Canadian Bank Facility ...................       2,639          12,850
                                                     --------      ----------
         Total bank debt ........................     641,665         728,010

    Subordinated Debt:
       9% Senior Subordinated Debentures ........     300,000         300,000
       Other ....................................       3,104           3,465
                                                     --------      ----------
         Total subordinated debt ................     303,104         303,465
                                                     --------      ----------

    Total Debt ..................................     944,769       1,031,475
       Less current portion .....................      57,999          44,948
                                                     --------      ----------
                                                     $886,770      $  986,527
                                                     ========      ==========

The aggregate annual maturities of long-term debt at December 31, 2001 are as follows (dollars in thousands):


             2002 ............        $ 57,999
             2003 ............         401,090
             2004 ............           1,954
             2005 ............         180,726
             2006 ............            --
             Thereafter ......         303,000
                                      --------
                                      $944,769
                                      ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 2000 and 1999


Note   9.    Long-Term Debt (continued)

Bank Credit Agreement
---------------------

Our U.S. senior secured credit facility, or the Credit Agreement, initially provided us with $250.0 million of A Term Loans, $200.0 million of B Term Loans and up to $550.0 million of Revolving Loans. Pursuant to the Credit Agreement, we initially had the right at any time to request one or more lenders to increase their revolving loan commitments thereunder by up to an aggregate of $200.0 million. In October 2000, certain lenders agreed pursuant to our request to increase their revolving loan commitments under the Credit Agreement by an aggregate of $125.0 million. As a result, we currently have the right to request up to an additional $75.0 million of revolving loans from one or more lenders.

The A Term Loans and Revolving Loans mature on December 31, 2003 and the B Term Loans mature on June 30, 2005. Principal of the A Term Loans and B Term Loans is required to be repaid in scheduled annual installments and amounts repaid may not be reborrowed. Principal repayments of $39.8 million and $34.8 million of A Term Loans were made during 2001 and 2000, respectively. Principal repayments of $2.0 million of B Term Loans were made during both 2001 and 2000.

The Credit Agreement requires us to prepay the term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50% of our excess cash flow, as defined. Generally, prepayments are allocated pro rata to the A Term Loans and B Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans.

The Credit Agreement provides us with a commitment for a revolving credit facility of up to $670.5 million (after giving effect to the reduction of such facility by $4.5 million for the revolving loan facility under our Canadian bank facility) for working capital needs and other general corporate purposes, including acquisitions. Revolving Loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity. At December 31, 2001, there were $333.0 million of Revolving Loans outstanding and, after taking into account outstanding letters of credit of $16.0 million, borrowings available under the revolving credit facility of the Credit Agreement were $321.5 million. Based on our ability and intention to continue to refinance for more than one year our outstanding Revolving Loan borrowings at December 31, 2001, such borrowings were reclassified as long-term debt. Seasonal Revolving Loan borrowings during the year will be classified as current obligations.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   9.    Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

We may utilize up to a maximum of $30.0 million of our revolving credit facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under such revolving credit facility. The Credit Agreement provides for the payment of a commitment fee ranging from 0.15% to 0.375% (0.25% at December 31, 2001) per annum on the daily average unused portion of commitments available under the revolving credit facility of the Credit Agreement and at December 31, 2001 a 1.375% per annum fee on outstanding letters of credit. In connection with the $125.0 million increase to the revolving loan commitments under the Credit Agreement, we pay a 1.5% per annum facility fee on the incremental commitment.

Credit Agreement borrowings may be designated as Base Rate or Eurodollar Rate borrowings. The Base Rate is the higher of 1/2 of 1.0% in excess of the Adjusted Certificate of Deposit Rate, as defined in the Credit Agreement, 1/2 of 1.0% in excess of the Federal Funds Rate, or Bankers Trust Company's prime lending rate. Currently, Base Rate borrowings bear interest at the Base Rate plus a margin of 0.125% in the case of A Term Loans and Revolving Loans and at the Base Rate plus a margin of 0.625% in the case of B Term Loans. Eurodollar Rate borrowings currently bear interest at the Eurodollar Rate plus a margin of 1.125% in the case of A Term Loans and Revolving Loans and a margin of 1.625% in the case of B Term Loans. In accordance with the Credit Agreement, the interest rate margin on Base Rate and Eurodollar Rate borrowings will be reset quarterly based upon the Company's Leverage Ratio, as defined in the Credit Agreement. As of December 31, 2001, the interest rate for Base Rate borrowings was 4.9% and the interest rate for Eurodollar Rate borrowings ranged between 3.1% and 5.9%. For 2001, 2000 and 1999, the weighted average annual interest rate paid on all term loans was 6.0%, 7.8%, and 6.7%, respectively. We have entered into interest rate swap agreements with an aggregate notional amount of $275.0 million to convert interest rate exposure from variable to fixed interest rates on A Term Loans and B Term Loans. See Note 10 which includes a discussion of the interest rate swap agreements.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2001, 2000 and 1999, the average amount of borrowings, including seasonal borrowings, under our U.S. revolving credit facility was $497.0 million, $339.5 million and $308.1 million, respectively; the weighted average annual interest rate paid on such borrowings was 5.3%, 7.5%, and 6.4%, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $584.3 million, $529.9 million and $404.4 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   9.    Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of their real and personal property. The stock of certain of our U.S. subsidiaries has been pledged to the lenders under the Credit Agreement. At December 31, 2001, we had assets of a U.S. subsidiary of $136.5 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings.

The Credit Agreement contains various covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Canadian Bank Facility
----------------------

Through a wholly owned Canadian subsidiary, we have a Canadian bank facility, or the Canadian Bank Facility, with various Canadian banks. The Canadian Bank Facility initially provided our Canadian subsidiaries with Cdn. $26.5 million (U.S. $18.5 million) of term loans, and provides such subsidiaries with up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. Principal of the term loans is required to be repaid in annual installments until maturity on December 31, 2003. At December 31, 2001, term loans of Cdn. $4.2 million (U.S. $2.6 million) were outstanding under the Canadian Bank Facility. During 2001 and 2000, we repaid Cdn. $12.8 million (U.S. $8.2 million) and Cdn. $3.7 million (U.S. $2.5 million), respectively, of term loans in accordance with terms of the Canadian Bank Facility.

The revolving loans may be borrowed, repaid and reborrowed until maturity on December 31, 2003. There were no revolving loans outstanding under the Canadian Bank Facility at December 31, 2001, and there were Cdn. $2.3 million (U.S. $1.6 million) of revolving loans outstanding at December 31, 2000 under the Canadian Bank Facility.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility, plus no margin. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of 1.0%. Similar to the Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon our consolidated Leverage Ratio. As of December 31, 2001, the interest rate for Bankers Acceptance borrowings was 3.1%.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   9.    Long-Term Debt  (continued)

Canadian Bank Facility (continued)
----------------------

The indebtedness under the Canadian Bank Facility is guaranteed by Holdings and certain of its subsidiaries and is secured by a security interest in substantially all of the real and personal property of our Canadian subsidiaries and all of the stock of our Canadian subsidiaries. The Canadian Bank Facility contains covenants which are generally no more restrictive than and are generally similar to the covenants in the Credit Agreement.

9.0% Senior Subordinated Debentures
-----------------------------------

The $300.0 million aggregate principal amount of 9.0% Senior Subordinated Debentures, or the 9% Debentures, due June 1, 2009 are general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

The 9% Debentures are redeemable, at the option of Holdings, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:

             Year                  Redemption Price
             ----                  ----------------
             2002 ..........           104.500%
             2003 ..........           103.375%
             2004 ..........           102.250%
             2005 ..........           101.125%
             Thereafter ....           100.000%

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   9.    Long-Term Debt  (continued)

13 1/4% Subordinated Debentures
-------------------------------

In December 2000, we redeemed all $56.2 million principal amount of our outstanding 13 1/4% Subordinated Debentures due 2006, or the 13 1/4% Debentures. The redemption price was 109.938% of the principal amount, or approximately $61.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the Credit Agreement and the other documents governing our indebtedness, we funded the redemption with lower cost revolving loans under our Credit Agreement. As a result, in the fourth quarter of 2000, we recorded an extraordinary loss of $6.9 million, $4.2 million after-tax, or $0.23 per diluted share, for the premium paid in connection with this redemption and for the write-off of unamortized financing costs related to the 13 1/4% Debentures.


Note   10.   Financial Instruments

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair market value. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31 (bracketed amount represents an unrecognized asset):



                                              2001                  2000
                                      -------------------   -------------------
                                      Carrying     Fair     Carrying     Fair
                                       Amount      Value     Amount      Value
                                       ------      -----     ------      -----
                                              (Dollars in thousands)

Bank debt .........................   $641,665   $641,665   $728,010   $728,010
Subordinated debt..................    300,000    305,250    300,000    269,700
Interest rate swap agreements......      5,037      5,037       --          723
Natural gas swap agreements........      1,768      1,768       --         (711)



Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of our 9% Debentures is estimated based on quoted market prices.

Interest Rate and Natural Gas Swap Agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2001 and 2000 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   10.   Financial Instruments (continued)

Derivative Instruments and Hedging Activities
---------------------------------------------

We utilize certain derivative financial instruments to manage our interest rate and energy cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity (deficiency), and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2001, ineffectiveness for our hedges reduced net income by $0.2 million and was recorded in interest and other debt expense in our Consolidated Statements of Income.

The adoption of SFAS No. 133 on January 1, 2001 resulted in recording a net liability of $0.1 million on the balance sheet to reflect the fair value of outstanding swap agreements and a transition adjustment of $0.1 million ($0.1 million net of tax) to reflect the cumulative effect of adoption in accumulated other comprehensive income (loss). The fair value of the outstanding swap agreements in effect at December 31, 2001 was a net liability of $6.8 million and was recorded in the Consolidated Balance Sheets as follows: $6.7 million in other liabilities, $1.1 million in accrued interest payable and $1.0 million in other assets. As a result, we recorded an additional charge to accumulated other comprehensive income (loss) of $3.2 million, net of both taxes and net losses reclassified to earnings. We estimate that we will reclassify $4.6 million, net of tax, of the amount recorded in accumulated other comprehensive income (loss) as a charge to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   10.   Financial Instruments (continued)

Interest Rate Swap Agreements
-----------------------------

We have entered into interest rate swap agreements with major banks to manage our exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2001 and 2000, the aggregate notional principal amounts of these agreements were $275 million and $150 million, respectively. These agreements are with financial institutions which are expected to fully perform under the terms thereof. Under these agreements, we pay fixed rates of interest ranging from 3.8% to 6.4% and receive floating rates of interest based on three month LIBOR. These agreements mature in 2002 ($100 million notional principal amount), 2003 ($125 million notional principal amount) and 2004 ($50 million notional principal amount). The difference between amounts to be paid or received on interest rate swap agreements is recorded as interest expense. Net payments of $2.0 million, net receipts of $0.6 million and net payments of $1.1 million were made under our interest rate swap agreements for the years ended December 31, 2001, 2000 and 1999, respectively.

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with major trading companies to manage our exposure to fluctuations in natural gas prices. At December 31, 2001 and December 31, 2000, the aggregate notional principal amount of these agreements was 1,560,000 MMBtu and 170,000 MMBtu of natural gas, respectively. These agreements are with institutions that are expected to fully perform under the terms thereof. Under these agreements, we pay fixed natural gas prices ranging from $2.73 to $5.73 per MMBtu and receive a NYMEX-based natural gas price. These agreements mature at various times through March 2003. Realized gains and losses on these natural gas swap agreements are deferred as a component of inventories and are recognized when related costs are recorded to cost of goods sold. Payments under these natural gas swap agreements were $1.3 million during 2001, and payments and receipts under these agreements were essentially equal in 2000. We did not enter into any natural gas swap agreements in 1999. During 2001 and 2000, natural gas swap agreements for aggregate notional amounts of 780,000 MMBtu and 98,000 MMBtu of natural gas expired, respectively.

Concentration of Credit Risk
----------------------------

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers accounted for approximately 33.5%, 33.6% and 33.8% of our net sales in 2001, 2000 and 1999, respectively. The receivable balances from these customers collectively represented 30.5% and 31.2% of our trade accounts receivable at December 31, 2001 and 2000, respectively. As is common in the packaging industry, we provide extended payment terms for some of our customers due to the seasonality of the vegetable and fruit pack processing business. Exposure to losses is dependent on each customer's financial position. We perform ongoing credit evaluations of our customers' financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   11.   Commitments and Contingencies

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

              2002 ..........        $18,550
              2003 ..........         15,769
              2004 ..........         11,061
              2005 ..........          9,656
              2006 ..........          8,824
              Thereafter ....         30,882
                                     -------
                                     $94,742
                                     =======

Rent expense was approximately $22.8 million in 2001, $19.0 million in 2000 and $18.9 million in 1999.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.


Note   12.   Retirement Benefits

We sponsor a number of defined benefit pension and defined contribution plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service. It is our policy to fund accrued pension and defined contribution costs in compliance with ERISA requirements. Assets of the plans consist primarily of equity and bond funds.

We have unfunded defined benefit health care and life insurance plans that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health benefits are paid as covered expenses are incurred.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   12.   Retirement Benefits   (continued)

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:



                                                                Pension Benefits          Postretirement Benefits
                                                                ----------------          -----------------------
                                                              2001            2000          2001           2000
                                                              ----            ----          ----           ----
                                                                             (Dollars in thousands)

Change in Benefit Obligation
Obligation at beginning of year ....................        $128,840       $110,423       $ 49,682       $ 43,054
   Service cost ....................................           7,653          6,986          1,778          1,228
   Interest cost ...................................           9,472          8,671          3,640          3,220
   Actuarial losses ................................           2,438          1,911          2,494          1,445
   Plan amendments .................................             785            592           --             --
   Benefits paid ...................................          (5,004)        (4,247)        (2,475)        (2,230)
   Participants' contributions .....................            --             --              218            292
   Acquisition .....................................           1,519          4,193          1,211          2,673
   Curtailments or settlements .....................          (8,215)          --           (5,874)          --
   Special termination benefits ....................            --              311           --             --
                                                            --------       --------       --------       --------
Obligation at end of year ..........................         137,488        128,840         50,674         49,682

Change in Plan Assets
Fair value of plan assets at beginning of year .....          97,770         85,244           --             --
   Actual return on plan assets ....................             508          2,391           --             --
   Employer contributions ..........................          15,585         15,296          2,257          1,938
   Participants' contributions .....................            --             --              218            292
   Benefits paid ...................................          (5,004)        (4,247)        (2,475)        (2,230)
   Curtailments or settlements .....................          (7,927)          --             --             --
   Expenses ........................................            (972)          (914)          --             --
                                                            --------       --------       --------       --------
Fair value of plan assets at end of year ...........          99,960         97,770           --             --

Funded Status
Funded Status ......................................         (37,528)       (31,070)       (50,674)       (49,682)
   Unrecognized actuarial loss (gain) ..............           9,116         (2,180)         5,710          3,239
   Unrecognized prior service cost .................          15,803         15,593            109            124
                                                            --------       --------       --------       --------
Net amount recognized ..............................        $(12,609)      $(17,657)      $(44,855)      $(46,319)
                                                            ========       ========       ========       ========

Amounts recognized in the Consolidated Balance
Sheets
   Prepaid benefit cost ............................        $  4,005       $    289       $   --         $   --
   Accrued benefit liability .......................         (32,217)       (29,083)       (44,855)       (46,319)
   Intangible asset ................................          10,855         10,240           --             --
   Accumulated other comprehensive loss ............           4,748            897           --             --
                                                            --------       --------       --------       --------
Net amount recognized ..............................        $(12,609)      $(17,657)      $(44,855)      $(46,319)
                                                            ========       ========       ========       ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   12.   Retirement Benefits  (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans with accumulated benefit obligations in excess of plan assets were $137.5 million, $119.5 million and $100.0 million, respectively, at December 31, 2001 and $94.6 million, $84.5 million and $70.2 million, respectively, at December 31, 2000.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:


                                                                Pension Benefits                 Postretirement Benefits
                                                       ---------------------------------     -------------------------------
                                                          2001         2000         1999        2001        2000        1999
                                                          ----         ----         ----        ----        ----        ----
                                                                               (Dollars in thousands)

Service cost .....................................     $ 7,653      $ 6,986      $ 6,710      $1,778      $1,228      $1,031
Interest cost ....................................       9,472        8,671        7,616       3,640       3,220       2,944
Expected return on plan assets ...................      (8,754)      (7,925)      (6,722)       --          --          --
Amortization of prior service cost ...............       2,108        1,745        1,531          15          15          15
Amortization of actuarial (gains) losses .........         (93)        (143)         (29)         23          20          62
Losses due to settlement or curtailment ..........         151          311         --          --          --          --
                                                       -------      -------      -------      ------      ------      ------
Net periodic benefit cost ........................     $10,537      $ 9,645      $ 9,106      $5,456      $4,483      $4,052
                                                       =======      =======      =======      ======      ======      ======


Our principal pension and postretirement benefit plans used the following weighted average actuarial assumptions at December 31:

                                                       2001          2000
                                                       ----          ----

            Discount rate ......................       7.25%         7.50%
            Expected return on plan assets .....       9.00%         9.00%
            Rate of compensation increase ......       3.60%         3.75%

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   12.   Retirement Benefits  (continued)

The assumed health care cost trend rates used to determine the accumulated postretirement benefit obligation in 2001 ranged from 9.0% to 10.0% for pre-age 65 retirees and 8.0% to 9.0% for post-age 65 retirees, declining gradually to an ultimate rate of 5.5% in 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1-Percentage    1-Percentage
                                                  Point Increase  Point Decrease
                                                  --------------  --------------
                                                      (Dollars in thousands)

   Effect on postretirement benefit cost.........     $  512         $  (424)
   Effect on postretirement benefit obligation...      2,950          (2,563)


We participate in several multi-employer pension plans which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2001, 2000 and 1999 were $4.6 million, $4.7 million and $4.8 million, respectively.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $6.4 million in 2001, $5.1 million in 2000 and $5.9 million in 1999.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   13.   Income Taxes

The components of the provision for income taxes are as follows:


                                        2001          2000          1999
                                        ----          ----          ----
                                           (Dollars in thousands)
    Current:
         Federal ..............       $11,618       $ 7,859       $ 5,879
         State ................         1,372           816         1,143
         Foreign ..............         3,380         2,656         2,654
                                      -------       -------       -------
                                       16,370        11,331         9,676
    Deferred:
         Federal ..............        12,378        10,372         5,952
         State ................         2,182           953        (1,490)
         Foreign ..............          (708)          424           167
                                      -------       -------       -------
                                       13,852        11,749         4,629
                                      -------       -------       -------
                                      $30,222       $23,080       $14,305
                                      =======       =======       =======

The provision for income taxes is included in our Consolidated Statements of Income as follows:

                                                   2001       2000        1999
                                                   ----       ----        ----
                                                     (Dollars in thousands)

    Income before equity in losses of
       affiliates and extraordinary item .....   $30,222    $25,790     $14,305
    Extraordinary item .......................      --       (2,710)       --
                                                 -------    -------     -------
                                                 $30,222    $23,080     $14,305
                                                 =======    =======     =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   13.   Income Taxes  (continued)

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

                                                 2001       2000        1999
                                                 ----       ----        ----
                                                    (Dollars in thousands)

Income taxes computed at the statutory
  U.S. federal income tax rate ............    $26,644    $20,649     $13,382
State and foreign taxes,
  net of federal tax benefit ..............      1,955      1,109        (357)
Amortization of goodwill ..................      1,309      1,009         906
Other .....................................        314        313         374
                                               -------    -------     -------
                                               $30,222    $23,080     $14,305
                                               =======    =======     =======
Effective tax rate........................        39.7%      39.1%       37.4%


Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

                                                          2001           2000
                                                          ----           ----
                                                       (Dollars in thousands)
Deferred tax assets:
  Pension and postretirement liabilities ........     $  24,694      $  20,026
  Rationalization and other accrued
    liabilities .................................        24,971         22,732
  Net operating loss carryforwards ..............        39,128         55,356
  AMT and other credit carryforwards ............        25,405         14,635
  Other .........................................         5,729          3,986
                                                      ---------      ---------
     Total deferred tax assets ..................       119,927        116,735

Deferred tax liabilities:
  Property, plant and equipment .................      (115,060)      (107,995)
  Other .........................................       (10,843)        (9,106)
                                                      ---------      ---------
     Total deferred tax liabilities .............      (125,903)      (117,101)
                                                      ---------      ---------

Net deferred tax liability ......................     $  (5,976)     $    (366)
                                                      =========      =========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   13.   Income Taxes  (continued)

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except CS Can, which files a separate consolidated U.S. federal income tax return. At December 31, 2001, we had net operating loss carryforwards of approximately $39.7 million that are available to offset future consolidated taxable income (excluding CS Can) and that expire in 2011 and 2012. At December 31, 2001, CS Can had net operating loss carryforwards of approximately $62.9 million that are available to offset its future taxable income and that expire from 2018 through 2021. We believe that it is more likely than not that these net operating loss carryforwards will be available to reduce future income tax liabilities based upon estimated future taxable income, the reversal of temporary differences in future periods and the utilization of tax planning strategies. We also have $23.4 million of alternative minimum tax credits and CS Can has $0.4 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments.

Pre-tax income of foreign subsidiaries was $10.7 million in 2001, $8.9 million in 2000 and $8.1 million in 1999. At December 31, 2001, approximately $22.7 million of accumulated earnings of foreign subsidiaries are expected to be permanently reinvested. Accordingly, applicable U.S. federal income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable to estimate.


Note   14.   Stock Option Plan

We have established a stock option plan, or the Plan, for key employees pursuant to which options to purchase shares of our Common Stock may be granted.

The Plan authorizes grants of non-qualified or incentive stock options to purchase shares of our Common Stock. A maximum of 3,533,417 shares may be issued for stock options under the Plan. As of December 31, 2001, there were options for 695,914 shares of our Common Stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of the Common Stock on the grant date. The stock options granted under the Plan generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 2000 and 1999


Note   14.        Stock Option Plan  (continued)

The following is a summary of stock option activity for years ended December 31, 2001, 2000 and 1999:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------    ----------------

  Options outstanding at December 31, 1998 .....      934,523        $ 8.64
                                                    =========

     Granted ...................................      115,000        $17.61
     Exercised .................................     (192,255)         2.67
                                                    ---------
  Options outstanding at December 31, 1999 .....      857,268         11.17
                                                    =========

     Granted ...................................      823,900        $13.62
     Exercised .................................     (256,203)         2.00
     Canceled ..................................     (236,500)        21.88
                                                    ---------
  Options outstanding at December 31, 2000 .....    1,188,465         12.71
                                                    =========

     Granted ...................................      100,000        $20.76
     Exercised .................................     (150,773)         6.82
                                                    ---------
  Options outstanding at December 31, 2001 .....    1,137,692         14.20
                                                    =========


At December 31, 2001, 2000 and 1999, the remaining contractual life of options outstanding was 7.0 years, 7.5 years and 4.8 years, respectively, and there were 402,372, 360,065 and 581,488 options exercisable with weighted average exercise prices of $12.26, $8.12 and $5.16, respectively.

The following is a summary of stock options outstanding and exercisable at December 31, 2001 by range of exercise price:


    Range of                           Remaining          Weighted                           Weighted
    Exercise           Number         Contractual          Average                            Average
     Prices          Outstanding      Life (Years)      Exercise Price     Exercisable     Exercise Price
     ------          -----------      ------------      --------------     -----------     --------------

$ 0.56 - $ 9.81        241,119            4.1              $ 2.53            180,319           $ 1.89
 11.63 -  22.13        811,573            8.0               15.55            170,053            17.01
 25.15 -  36.75         85,000            6.5               31.14             52,000            32.65
                     ---------                                               -------
                     1,137,692                                               402,372
                     =========                                               =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   14.   Stock Option Plan  (continued)

We apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the fair value of such awards at the grant date, in accordance with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and basic and diluted earnings per share would have been as follows (dollars in thousands, except per share amounts):

                                              2001        2000        1999
                                              ----        ----        ----
      Net income:
          As reported ................      $41,765     $31,308     $23,930
          Pro forma ..................       40,428      29,865      23,291
      Basic earnings per share:
          As reported ................        $2.35       $1.77       $1.35
          Pro forma ..................         2.27        1.69        1.32
      Diluted earnings per share:
          As reported ................        $2.31       $1.74       $1.32
          Pro forma ..................         2.24        1.66        1.28

The weighted average fair value of options granted was $14.01, $9.28 and $10.10 for 2001, 2000 and 1999, respectively.

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2001, 2000 and 1999:

                                              2001        2000        1999
                                              ----        ----        ----

       Risk-free interest rate.........        4.5%        6.6%        5.2%
       Expected volatility.............       60.3%       60.6%       50.4%
       Dividend yield..................        --          --          --
       Expected option life (years)....          8           8           8


Note   15.   Capital Stock

Our authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our Common Stock from time to time in the open market, through privately negotiated transactions or through block purchases. Our repurchases of Common Stock are recorded as treasury stock and result in a charge to stockholders' equity (deficiency). Through December 31, 2001, we repurchased 2,708,975 shares of our Common Stock for $61.0 million, which were initially funded from Revolving Loan borrowings under our Credit Agreement that were repaid with operating cash flows.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   16.   Earnings Per Share

The components of the calculation of earnings per share are as follows (dollars and shares in thousands):



                                                       2001         2000         1999
                                                       ----         ----         ----

Income before extraordinary item ..............      $41,765      $35,524      $23,930
Extraordinary item ............................         --          4,216         --
                                                     -------      -------      -------
  Net income ..................................      $41,765      $31,308      $23,930
                                                     =======      =======      =======

Weighted average number of shares used in:
  Basic earnings per share ....................       17,777       17,652       17,706
  Assumed exercise of employee stock options...          304          351          492
                                                      ------       ------       ------
  Diluted earnings per share ..................       18,081       18,003       18,198
                                                      ======       ======       ======


Options to purchase 172,826 to 842,289 shares of Common Stock at prices ranging from $11.63 to $36.75 per share for 2001, 743,575 to 997,900 shares of Common Stock at prices ranging from $9.31 to $36.75 per share for 2000 and 215,000 to 330,000 shares of Common Stock at prices ranging from $17.00 to $36.75 per share for 1999 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.


Note   17.   Related Party Transactions

Pursuant to various management services agreements, or the Management Agreements, entered into between each of Holdings, Containers and Plastics and S&H Inc., or S&H, a company wholly owned by Mr. Silver, the Chairman and Co-Chief Executive Officer of Holdings, and Mr. Horrigan, the President and Co-Chief Executive Officer of Holdings, S&H provides Holdings and its subsidiaries with general management, supervision and administrative services.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   17.   Related Party Transactions (continued)

In 2001 and 2000, in consideration for its services, S&H receives a fee in an amount equal to 90.909% of 4.95% of our consolidated EBDIT (as defined in the Management Agreements) until our consolidated EBDIT has reached the Scheduled Amount set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. In 1999, in consideration for its services, S&H received a fee of 4.95% of our consolidated EBDIT until our consolidated EBDIT reached the Scheduled Amount as set forth in the Management Agreements, and 3.3% of our consolidated EBDIT after our consolidated EBDIT exceeded the Scheduled Amount up to the Maximum Amount as set forth in the Management Agreements, plus reimbursement for all out-of-pocket expenses. We paid $5.1 million and $4.9 million to S&H under the Management Agreements in 2001 and 2000, respectively. In 1999, we paid $5.5 million to S&H under the Management Agreements, of which S&H paid $0.5 million to Morgan Stanley Dean Witter & Co., or MS & Co., for financial advisory services. These payments to S&H were allocated, based upon EBDIT, as a charge to operating income of each of our business segments. Under the terms of the Management Agreements, we have agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

During each of 2001, 2000 and 1999, The Morgan Stanley Leveraged Equity Fund II, L.P., an affiliate of MS & Co., held a significant amount of our Common Stock. For financial advisory services provided by MS & Co. to Holdings and its subsidiaries, MS & Co. was paid $0.5 million in each of 2001 and 2000 by us and $0.5 million in 1999 by S&H.

In 2001, we entered into swap agreements with Morgan Stanley Capital Group, Inc., or MSCG, an affiliate of MS & Co., for an aggregate notional principal amount of 1,000,000 MMBtu of natural gas. During 2001, an aggregate notional principal amount of 100,000 MMBtu of these natural gas swap agreements were settled under which we paid an insignificant amount to MSCG.

Landstar System, Inc., or Landstar, provided transportation services to our subsidiaries in the amount of $0.7 million, $0.9 million and $1.3 million in 2001, 2000 and 1999, respectively. Mr. Crowe, a director of Holdings, is the Chairman of the Board, President and Chief Executive Officer of Landstar.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   18.   Business Segment Information

We are engaged in the packaging industry and report our results primarily in two business segments: metal food containers and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food and paperboard containers. The plastic containers segment manufactures custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, as well as plastic bowls and cans, plastic closures, caps, sifters and fitments and thermoformed plastic tubs for personal care, food, pet care and household products. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production and marketing strategies. Each segment operates primarily in the United States. There are no inter-segment sales.

Historically, we also reported the results of our specialty packaging business as a separate business segment, which included our metal closures, Omni plastic container, Polystar easy-open plastic end and paperboard container businesses. As a result of the White Cap joint venture on July 1, 2001, we no longer report the results of our remaining specialty packaging businesses, which had net sales of $34.3 million, $33.1 million and $36.5 million in 2001, 2000 and 1999, respectively, as a separate business segment. The results of the Omni plastic container and Polystar easy-open plastic end businesses are reported with our plastic containers business, and the results of the paperboard container business are reported with our metal food containers business. The results of our metal closures business, which was contributed to the White Cap joint venture, are reported separately. Our metal closures business manufactured steel caps and closures and aluminum roll-on closures. Prior year amounts have been restated to conform with the current presentation.

The accounting policies of the reportable segments are the same as those described in Note 1. We evaluate the performance of our business segments based upon earnings before extraordinary items, equity in losses of affiliates, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges, net and subtract the gain on assets contributed to affiliate, or Adjusted EBITDA. We believe Adjusted EBITDA provides important information in enabling us to assess our ability to service and incur debt. Adjusted EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income data prepared in accordance with accounting principles generally accepted in the United States.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   18.   Business Segment Information  (continued)

Information for each of the past three years for our business segments is as follows:


                                       Metal Food         Plastic          Metal
                                      Containers(1)     Containers(2)     Closures       Corporate         Total
                                      -------------     -------------     --------       ---------         -----
                                                                (Dollars in thousands)

2001
----
Net sales ........................     $1,401,146         $493,598        $ 46,250       $  --          $1,940,994
Adjusted EBITDA ..................        169,301           87,346           5,743        (5,114)          257,276
Depreciation and amortization ....         55,097           37,864           2,475            95            95,531
Segment profit (loss) ............        114,204           49,482           3,268        (5,209)          161,745

Segment assets ...................        856,336          454,104            --            --           1,310,440
Capital expenditures .............         54,869           37,340             761            72            93,042

2000
----
Net sales ........................     $1,387,705         $398,953        $ 90,839       $  --          $1,877,497
Adjusted EBITDA ..................        173,301           67,777           8,592        (3,598)          246,072
Depreciation and amortization ....         53,063           30,887           4,917           103            88,970
Segment profit (loss) ............        120,238           36,890           3,675        (3,701)          157,102

Segment assets ...................        860,546          466,663          54,166          --           1,381,375
Capital expenditures .............         58,617           28,292           2,298            20            89,227

1999
----
Net sales ........................     $1,440,005         $350,492        $101,581       $  --          $1,892,078
Adjusted EBITDA ..................        172,667           68,875           8,649        (3,776)          246,415
Depreciation and amortization ....         52,035           28,919           4,915           105            85,974
Segment profit (loss) ............        120,632           39,956           3,734        (3,881)          160,441

Segment assets ...................        787,533          321,429          61,341          --           1,170,303
Capital expenditures .............         56,798           26,633           3,977            13            87,421

--------------

(1) Excludes rationalization charges, net, of $5.8 million and $36.1 million recorded in 2001 and 1999, respectively.
(2) Excludes a rationalization charge, net, of $3.5 million recorded in 2001.




                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   18.   Business Segment Information  (continued)

Total segment profit is reconciled to income before income taxes and equity in losses of affiliates as follows:


                                                          2001        2000        1999
                                                          ----        ----        ----
                                                             (Dollars in thousands)
     Total segment profit ..........................    $161,745    $157,102    $160,441
     Rationalization charges, net ..................       9,334        --        36,149
     Gain on assets contributed to affiliate .......       4,908        --          --
     Interest and other debt expense ...............      81,192      91,178      86,057
                                                        --------    --------    --------
       Income before income taxes
          and equity in losses of affiliates .......    $ 76,127    $ 65,924    $ 38,235
                                                        ========    ========    ========

Total segment assets are reconciled to total assets as follows:

                                                  2001            2000            1999
                                                  ----            ----            ----
                                                         (Dollars in thousands)
     Total segment assets .............        $1,310,440      $1,381,375      $1,170,303
     Deferred tax asset ...............             --              --             14,593
     Other assets .....................             1,380           2,449             389
                                               ----------      ----------      ----------
        Total assets ..................        $1,311,820      $1,383,824      $1,185,285
                                               ==========      ==========      ==========

Financial information relating to our operations by geographic area is as follows:

                                                  2001            2000            1999
                                                  ----            ----            ----
                                                       (Dollars in thousands)
     Net sales:
         United States ................        $1,882,114      $1,823,349      $1,845,180
         Canada .......................            58,880          54,148          46,898
                                               ----------      ----------      ----------
           Total net sales ............        $1,940,994      $1,877,497      $1,892,078
                                               ==========      ==========      ==========

     Long-lived assets:
         United States ................        $  796,632      $  838,180      $  729,628
         Canada .......................            22,375          24,371          23,438
                                               ----------      ----------      ----------
           Total long-lived assets ....        $  819,007      $  862,551      $  753,066
                                               ==========      ==========      ==========


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   18.   Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Our sales to Nestle Food Company accounted for 11.2%, 12.2% and 12.0% of our consolidated net sales during 2001, 2000 and 1999, respectively. Our sales to Del Monte Corporation accounted for 10.1%, 10.7%, and 10.9% of our consolidated net sales during 2001, 2000 and 1999, respectively. Our sales to Campbell Soup Company accounted for 12.2%, 10.7% and 10.9% of our consolidated net sales during 2001, 2000 and 1999, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note   19.   Quarterly Results of Operations  (Unaudited)

The following table presents our quarterly results of operations for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share data):


                                            First       Second      Third       Fourth
                                            -----       ------      -----       ------
2001 (1)
----
Net sales ..............................   $443,514    $445,417    $590,791    $461,272
Gross profit ...........................     50,930      57,192      78,978      53,186
Net income .............................      2,225       7,447      27,279       4,814

Basic net income per share (2) .........      $0.13       $0.42       $1.53       $0.27
Diluted net income per share (2) .......       0.12        0.41        1.50        0.26

2000 (3)
----
Net sales ..............................   $418,505    $430,206    $571,369    $457,417
Gross profit ...........................     48,718      52,643      74,508      53,381
Income before extraordinary item .......      5,291       6,244      18,485       5,504
Net income .............................      5,291       6,244      18,485       1,288

Basic earnings per share: (2)
   Income before extraordinary item ....      $0.30       $0.35       $1.04       $0.31
   Net income ..........................       0.30        0.35        1.04        0.07

Diluted earnings per share: (2)
   Income before extraordinary item ....      $0.29       $0.35       $1.03       $0.30
   Net income ..........................       0.29        0.35        1.03        0.07

--------------

(1) Net income for the first quarter of 2001 includes a pre-tax charge of $3.5 million incurred in connection with our rationalization of a plastic container facility. Net income for the third quarter of 2001 includes a pre-tax gain on assets contributed to affiliate of $5.3 million recorded in connection with the formation of the White Cap joint venture. Net income for the fourth quarter of 2001 includes a pre-tax charge of $5.8 million, net incurred in connection with our rationalization of certain metal food container facilities and a reduction of $0.4 million to the pre-tax gain on assets contributed to affiliate.

(2) Earnings per share amounts are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

(3) Net income for the fourth quarter of 2000 includes an extraordinary loss of $4.2 million after-tax ($0.24 per basic share and $0.23 per diluted share) for the premium paid in connection with the redemption of the 13 1/4% Debentures and for the write-off of related unamortized financing costs.



                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    SILGAN HOLDINGS INC.
                                   For the years ended December 31, 2001, 2000 and 1999
                                                   (Dollars in thousands)



                                                                             Additions
                                                                             ---------

                                                       Balance at     Charged to    Charged                        Balance
                                                       beginning      costs and     to other                      at end of
Description                                            of period       expenses     accounts     Deductions        period
-----------                                            ----------     ----------    --------     ----------       ---------

For the year ended December 31, 2001:

Allowance for doubtful
    accounts receivable .........................        $3,001         $1,697       $(10)       $(1,239)(1)        $3,449
                                                         ======         ======        ===        =======            ======
For the year ended December 31, 2000:

Allowance for doubtful
    accounts receivable .........................        $2,991         $  165       $305        $  (460)(1)        $3,001
                                                         ======         ======       ====        =======            ======

For the year ended December 31, 1999:

Allowance for doubtful
    accounts receivable .........................        $3,325         $ (684)      $500        $  (150)(1)        $2,991
                                                         ======         ======       ====        =======            ======




(1) Uncollectible accounts written off, net of recoveries.

                              INDEX TO EXHIBITS


Exhibit No.                            Exhibit
-----------                            -------

  10.1 Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings.

  10.2 Letter agreement dated November 6, 2001 between Silgan Holdings and The Morgan Stanley Leveraged Equity Fund II, L.P.

  10.17 Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto.

  12        Computation  of  Ratio  of  Earnings  to  Combined Fixed Charges and
            Preferred Stock Dividends for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

  23        Consent of Ernst & Young LLP.