Form 10-Q
period 2002-03-31
SILGAN HOLDINGS INC
filed 2002-05-15
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

                            Yes [ X ] No [ ]


As of April 30, 2002, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,005,685.

                             SILGAN HOLDINGS INC.

                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information ........................................    3

     Item 1.  Financial Statements ....................................    3

              Condensed Consolidated Balance Sheets at
              March 31, 2002 and 2001 and December 31, 2001 ...........    3

              Condensed Consolidated Statements of Income
              for the three months ended March 31, 2002
              and 2001 ................................................    4

              Condensed Consolidated Statements of Cash
              Flows for the three months ended March 31, 2002
              and 2001 ................................................    5

              Condensed Consolidated Statements of Stockholders'
              Equity (Deficiency) for the three months
              ended March 31, 2001 and 2002 ...........................    6

              Notes to Condensed Consolidated Financial
              Statements ..............................................    7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   17

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk .............................................   24

Part II.  Other Information ...........................................   24

     Item 5.  Other Information .......................................   24

     Item 6.  Exhibits and Reports on Form 8-K ........................   24

Signatures ............................................................   25

Exhibit Index .........................................................   26

Part I. Financial Information
Item 1. Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                             March 31,       March 31,       Dec. 31,
                                                               2002            2001            2001
                                                               ----            ----            ----

Assets

Current assets
     Cash and cash equivalents ........................     $   14,175      $   20,974      $   18,009
     Trade accounts receivable, net ...................        169,702         171,501         144,903
     Inventories ......................................        324,634         323,909         262,627
     Prepaid expenses and other current assets ........         12,253          18,131          12,053
                                                            ----------      ----------      ----------
         Total current assets .........................        520,764         534,515         437,592

Property, plant and equipment, net ....................        678,012         705,778         677,542
Goodwill, net .........................................        141,459         151,625         141,465
Other assets ..........................................         53,955          42,679          55,221
                                                            ----------      ----------      ----------
                                                            $1,394,190      $1,434,597      $1,311,820
                                                            ==========      ==========      ==========

Liabilities and Stockholders' Equity
 (Deficiency)

Current liabilities
     Bank revolving loans .............................     $   91,625      $  110,925      $     --
     Current portion of long-term debt ................         57,952          44,778          57,999
     Trade accounts payable ...........................        135,172         133,682         173,851
     Accrued payroll and related costs ................         65,435          55,625          59,215
     Accrued interest payable .........................         12,295          15,088           5,022
     Accrued liabilities ..............................         27,293          15,432          21,631
                                                            ----------      ----------      ----------
         Total current liabilities ....................        389,772         375,530         317,718

Long-term debt ........................................        886,767         986,067         886,770
Other liabilities .....................................         87,702          93,686          92,184
                                                            ----------      ----------      ----------
         Total liabilities ............................      1,364,241       1,455,283       1,296,672

Stockholders' equity (deficiency)
     Common stock .....................................            207             204             205
     Paid-in capital ..................................        119,935         118,099         118,319
     Retained earnings (accumulated deficit) ..........        (23,594)        (74,477)        (34,937)
     Accumulated other comprehensive income (loss) ....         (6,206)         (4,119)         (8,046)
     Treasury stock ...................................        (60,393)        (60,393)        (60,393)
                                                            ----------      ----------      ----------
         Total stockholders' equity (deficiency) ......         29,949         (20,686)         15,148
                                                            ----------      ----------      ----------
                                                            $1,394,190      $1,434,597      $1,311,820
                                                            ==========      ==========      ==========



                                        See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended March 31, 2002 and 2001
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                2002            2001
                                                                ----            ----

Net sales .............................................       $424,256        $443,514

Cost of goods sold ....................................        371,769         392,584
                                                              --------        --------
     Gross profit .....................................         52,487          50,930

Selling, general and administrative expenses ..........         18,742          18,732

Rationalization (credit) charge .......................         (2,259)          3,490
                                                              --------        --------
     Income from operations ...........................         36,004          28,708

Interest and other debt expense .......................         16,496          22,868
                                                              --------        --------
     Income before income taxes and equity in
          losses of affiliates ........................         19,508           5,840

Provision for income taxes ............................          7,608           2,347
                                                              --------        --------
     Income before equity in losses of affiliates .....         11,900           3,493

Equity in losses of affiliates, net of tax ............            557           1,268
                                                              --------        --------
     Net income .......................................       $ 11,343        $  2,225
                                                              ========        ========
Per share data

     Basic earnings per share .........................          $0.63           $0.13
                                                                 =====           =====
     Diluted earnings per share .......................          $0.62           $0.12
                                                                 =====           =====
Weighted average number of shares

      Basic ...........................................         17,938          17,703

      Assumed exercise of employee stock options ......            337             281
                                                                ------          ------

      Diluted .........................................         18,275          17,984
                                                                ======          ======


                             See accompanying notes.


                                      SILGAN HOLDINGS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the three months ended March 31, 2002 and 2001
                                    (Dollars in thousands)
                                         (Unaudited)



                                                                         2002              2001
                                                                         ----              ----
Cash flows provided by (used in) operating activities
     Net income ..............................................       $  11,343         $   2,225
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ........................................          22,366            21,906
         Amortization ........................................             608             1,887
         Rationalization (credit) charge .....................          (2,259)            3,490
         Equity in losses of affiliates ......................             912             1,268
         Other changes that provided (used) cash:
              Trade accounts receivable, net .................         (24,799)           (3,193)
              Inventories ....................................         (62,007)          (44,172)
              Trade accounts payable .........................         (38,679)          (74,462)
              Other, net .....................................          16,690             3,377
                                                                     ---------         ---------
         Net cash used in operating activities ...............         (75,825)          (87,674)
                                                                     ---------         ---------
Cash flows provided by (used in) investing activities
     Investment in equity affiliate ..........................            --              (3,039)
     Capital expenditures ....................................         (20,815)          (19,312)
     Proceeds from asset sales ...............................             208                75
                                                                     ---------         ---------
         Net cash used in investing activities ...............         (20,607)          (22,276)
                                                                     ---------         ---------
Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................         195,430           282,051
     Repayments under revolving loans ........................        (103,805)         (171,126)
     Proceeds from stock option exercises ....................           1,017              --
     Repayments of long-term debt ............................             (44)              (74)
                                                                     ---------         ---------
         Net cash provided by financing activities ...........          92,598           110,851
                                                                     ---------         ---------
Cash and cash equivalents
     Net (decrease) increase .................................          (3,834)              901
     Balance at beginning of year ............................          18,009            20,073
                                                                     ---------         ---------
     Balance at end of period ................................       $  14,175         $  20,974
                                                                     =========         =========

Interest paid ................................................       $   9,334         $  16,379
Income taxes paid, net of refunds ............................           1,851               489



                                     See accompanying notes.

                                                      SILGAN HOLDINGS INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF
                                               STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      For the three months ended March 31, 2001 and 2002
                                               (Dollars and shares in thousands)
                                                          (Unaudited)



                                                Common Stock                    Retained     Accumulated                Total
                                                ------------                    earnings        other                stockholders'
                                                          Par      Paid-in    (accumulated  comprehensive  Treasury     equity
                                               Shares    value     capital      deficit)    income (loss)    stock   (deficiency)
                                               ------    -----     -------      -------     -------------    -----    ----------

Balance at December 31, 2000 ...............   17,703    $204      $118,099     $(76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income (loss):

      Net income ...........................     --       --           --          2,225         --            --          2,225

      Change in fair value of derivatives,
         net of tax benefit of $1,086 ......     --       --           --           --         (1,617)         --         (1,617)

      Foreign currency translation .........     --       --           --           --           (914)         --           (914)
                                                                                                                        --------
Comprehensive income (loss) ................                                                                                (306)
                                               ------    ----      --------     --------      -------      --------     --------

Balance at March 31, 2001 ..................   17,703    $204      $118,099     $(74,477)     $(4,119)     $(60,393)    $(20,686)
                                               ======    ====      ========     ========      =======      ========     ========


Balance at December 31, 2001 ...............   17,854    $205      $118,319     $(34,937)     $(8,046)     $(60,393)    $ 15,148

Comprehensive income:

      Net income ...........................     --       --           --         11,343         --            --         11,343

      Minimum pension liability ............     --       --           --           --           (115)         --           (115)

      Change in fair value of derivatives,
         net of tax provision of $1,460 ....     --       --           --           --          2,188          --          2,188

      Foreign currency translation .........     --       --           --           --           (233)         --           (233)
                                                                                                                        --------
Comprehensive income .......................                                                                              13,183

Stock option exercises, including
   tax benefit of $601 .....................      152       2         1,616         --           --            --          1,618
                                               ------    ----      --------     --------      -------      --------     --------

Balance at March 31, 2002 ..................   18,006    $207      $119,935     $(23,594)     $(6,206)     $(60,393)    $ 29,949
                                               ======    ====      ========     ========      =======      ========     ========







                                                         See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2002 and 2001 and for the
                      three months then ended is unaudited)


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

The condensed consolidated balance sheet at December 31, 2001 has been derived from our audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

You should read the accompanying financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


Note 2.  Recently Issued Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second quarter of 2002, we will perform our first impairment test as of January 1, 2002. We do not anticipate having to record a charge to net income for the potential impairment of goodwill or other intangible assets as a result of the adoption of SFAS No. 142.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                      three months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

The impact of prior period goodwill amortization on reported net income and earnings per share was as follows:


                                                                 March 31,    March 31,
                                                                   2002         2001
                                                                   ----         ----
                                                             (Dollars in thousands, except
                                                                   per share amounts)
Net income
       As reported ........................................      $11,343       $2,225
       Add back of goodwill amortization (net of tax) .....         --            765
                                                                 -------       ------
       Adjusted net income ................................      $11,343       $2,990
                                                                 =======       ======

Basic earnings per share
       As reported ........................................        $0.63        $0.13
       Add back of goodwill amortization (net of tax) .....          --          0.04
                                                                   -----        -----
       Adjusted basic earnings per share ..................        $0.63        $0.17
                                                                   =====        =====

Diluted earnings per share
       As reported ........................................        $0.62        $0.12
       Add back of goodwill amortization (net of tax) .....          --          0.05
                                                                   -----        -----
       Adjusted diluted earnings per share ................        $0.62        $0.17
                                                                   =====        =====


Impairment and Disposal of Long-Lived Assets and Discontinued Operations
------------------------------------------------------------------------

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board, or APB, No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                      three months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

Extinguishment of Debt and Various Technical Corrections
--------------------------------------------------------

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44 and amends SFAS No. 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003, and all other provisions are effective for transactions occurring after May 15, 2002. We are currently evaluating the provisions of this standard.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                      three months then ended is unaudited)


Note 3.  Rationalization (Credit) Charges and Acquisition Reserves

During the first quarter of 2002, certain assets of our metal food container business with carrying values that were previously written down were placed back in service. As a result, we recorded a $2.3 million rationalization credit in our Condensed Consolidated Statements of Income, and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximates fair value.

As part of our plans to integrate the operations of our various acquired businesses, including the Food Metal and Specialty business of American National Can Company, or AN Can, and to rationalize certain facilities, we have established reserves for employee severance and benefits, plant exit costs and acquisition liabilities. Except for certain contractual obligations, these costs are expected to be incurred primarily through 2002. Activity in our rationalization and acquisition reserves since December 31, 2001 is summarized as follows:


                                                                           Employee        Plant
                                                                           Severance       Exit        Acquisition
                                                                         and Benefits      Costs       Liabilities       Total
                                                                         ------------      -----       -----------       -----
                                                                                           (Dollars in thousands)


Balance at December 31, 2001
----------------------------
AN Can Acquisition ..................................................       $1,491        $1,977         $2,000         $ 5,468
San Leandro and City of Industry Plant Rationalizations .............         --             197           --               197
Fairfield Plant Rationalization .....................................          237         1,867           --             2,104
Northtown, Kingsburg and Waukegan Plant Rationalizations ............        1,333         1,399           --             2,732
                                                                            ------        ------         ------         -------
Balance at December 31, 2001 ........................................        3,061         5,440          2,000          10,501


Activity for the Three Months Ended March 31, 2002
--------------------------------------------------
AN Can Acquisition ..................................................         (224)          (74)          --              (298)
San Leandro and City of Industry Plant Rationalizations .............         --             (26)          --               (26)
Fairfield Plant Rationalization .....................................         --             (82)          --               (82)
Northtown, Kingsburg and Waukegan Plant Rationalizations ............         (401)          (99)          --              (500)
                                                                            ------        ------         ------         -------
Total Activity ......................................................         (625)         (281)          --              (906)

Balance at March 31, 2002
-------------------------
AN Can Acquisition ..................................................        1,267         1,903          2,000           5,170
San Leandro and City of Industry Plant Rationalizations .............         --             171           --               171
Fairfield Plant Rationalization .....................................          237         1,785           --             2,022
Northtown, Kingsburg and Waukegan Plant Rationalizations ............          932         1,300           --             2,232
                                                                            ------        ------         ------         -------
Balance at March 31, 2002 ...........................................       $2,436        $5,159         $2,000         $ 9,595
                                                                            ======        ======         ======         =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                       three months then ended is unaudited)


Note 3.  Rationalization (Credit) Charges and Acquisition Reserves  (continued)

During the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing one plastic container manufacturing facility. This charge consisted of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. During the first quarter of 2001, we utilized $1.5 million of rationalization and acquisition reserves which was comprised of $0.7 million for employee severance and benefits, $0.4 million for plant exit costs and $0.4 million for acquisition liabilities.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                  March 31,    March 31,    Dec. 31,
                                    2002         2001         2001
                                    ----         ----         ----
                                        (Dollars in thousands)

Accrued liabilities ........       $7,586      $ 9,413      $ 8,492
Other liabilities ..........        2,009        4,713        2,009
                                   ------      -------      -------
                                   $9,595      $14,126      $10,501
                                   ======      =======      =======

Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity (Deficiency). Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                                           March 31,     March 31,     Dec. 31,
                                                             2002          2001          2001
                                                             ----          ----          ----
                                                                  (Dollars in thousands)

Foreign currency translation .........................     $(2,149)      $(1,605)      $(1,916)
Change in fair value of derivatives ..................      (1,079)       (1,617)       (3,267)
Minimum pension liability ............................      (2,978)         (897)       (2,863)
                                                           -------       -------       -------
   Accumulated other comprehensive income (loss) .....     $(6,206)      $(4,119)      $(8,046)
                                                           =======       =======       =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                      three months then ended is unaudited)


Note 5.  Inventories

Inventories consisted of the following:

                                            March 31,     March 31,     Dec. 31,
                                              2002          2001          2001
                                              ----          ----          ----
                                                   (Dollars in thousands)

Raw materials ........................      $ 38,302      $ 32,983      $ 29,602
Work-in-process ......................        41,202        54,591        45,510
Finished goods .......................       225,235       217,059       168,362
Spare parts and other ................        12,103        12,262        12,128
                                            --------      --------      --------
                                             316,842       316,895       255,602
Adjustment to value inventory
   at cost on the LIFO method ........         7,792         7,014         7,025
                                            --------      --------      --------
                                            $324,634      $323,909      $262,627
                                            ========      ========      ========

Note 6.  Investment in Affiliate

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The new venture operates under the name White Cap LLC, or White Cap. We contributed certain metal closure assets and liabilities, including our manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35% interest in and $32.4 million of cash proceeds from the joint venture.

We account for our investment in the White Cap joint venture using the equity method. During the first quarter of 2002, we recorded equity in losses of the White Cap joint venture of $0.6 million, net of $0.3 million of income taxes, or $0.03 per diluted share. In addition, we recorded our share of White Cap's minimum pension liability and foreign currency translation aggregating $0.3 million, net of tax, as a reduction to our investment.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                     three months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:


                                                    March 31,       March 31,      Dec. 31,
                                                      2002            2001           2001
                                                      ----            ----           ----
                                                             (Dollars in thousands)
Bank debt
     Bank Revolving Loans ..................       $  424,650      $  478,400      $333,025
     Bank A Term Loans .....................          119,413         159,218       119,413
     Bank B Term Loans .....................          186,588         188,542       186,588
     Canadian Bank Facility ................            2,632          12,220         2,639
                                                   ----------      ----------      --------
        Total bank debt ....................          733,283         838,380       641,665

Subordinated debt
     9% Senior Subordinated Debentures .....          300,000         300,000       300,000
     Other .................................            3,061           3,390         3,104
                                                   ----------      ----------      --------
        Total subordinated debt ............          303,061         303,390       303,104

Total debt .................................        1,036,344       1,141,770       944,769
     Less current portion ..................          149,577         155,703        57,999
                                                   ----------      ----------      --------
                                                   $  886,767      $  986,067      $886,770
                                                   ==========      ==========      ========



Under our U.S. senior secured bank credit facility, or the U.S. Credit Agreement, we have available to us $670.5 million of bank revolving loans. We also have $4.5 million of bank revolving loans available to us under our Canadian bank facility, or the Canadian Bank Facility. Bank revolving loans may be used for working capital needs, acquisitions and other permitted purposes. Bank revolving loans may be borrowed, repaid and reborrowed until December 31, 2003, their final maturity date under both facilities.

At March 31, 2002, bank revolving loans under the U.S. Credit Agreement consisted of $91.6 million related primarily to seasonal working capital needs and $333.0 million related primarily to long-term financing of acquisitions. At March 31, 2002, amounts expected to be repaid within one year consisted of $91.6 million of bank revolving loans and $58.0 million of bank term loans. Bank revolving loans not expected to be repaid within one year have been reclassified as long-term debt.

You should also read Note 9 for information regarding subsequent events.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information at March 31, 2002 and 2001 and for the
                        three months then ended is unaudited)


Note 8.  Business Segment Information

Historically, we reported the results of our specialty packaging business as a separate business segment, which included our metal closures, Omni plastic container, Polystar easy-open plastic end and paperboard container businesses. As a result of the White Cap joint venture on July 1, 2001, we no longer report the results of our remaining specialty packaging businesses as a separate business segment. The results of the Omni plastic container and Polystar easy-open plastic end businesses are reported with our plastic container business, and the results of the paperboard container business are reported with our metal food container business. The results of our metal closures business, which was contributed to the White Cap joint venture, are reported separately. Prior year amounts have been restated to conform with the current presentation.

Reportable business segment information for our business segments is as follows:



                                                   Metal Food       Plastic           Metal
                                                   Containers(1)   Containers(2)     Closures        Corporate        Total
                                                   ----------      ----------        --------        ---------        -----
                                                                            (Dollars in thousands)

Three Months Ended March 31, 2002
---------------------------------

Net sales ....................................     $299,358         $124,898         $  --           $   --         $424,256
EBITDA(3) ....................................       33,970           23,599            --            (1,269)         56,300
Depreciation and amortization(4) .............       13,775            8,765            --                15          22,555
Segment profit (loss) ........................       20,195           14,834            --            (1,284)         33,745


Three Months Ended March 31, 2001
---------------------------------
Net sales ....................................     $293,478         $127,885         $22,151         $   --         $443,514
EBITDA (3) ...................................       30,219           24,142           2,081            (870)         55,572
Depreciation and amortization (4) ............       13,089            9,094           1,165              26          23,374
Segment profit (loss) ........................       17,130           15,048             916            (896)         32,198


     (1) Excludes a rationalization credit of $2.3 million for the three months ended March 31, 2002 primarily relating to certain assets previously written down that were placed back in service.
     (2) Excludes a rationalization charge of $3.5 million for the three months ended March 31, 2001 relating to the closing of a manufacturing facility.
     (3) EBITDA means earnings before equity in losses of affiliates, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges and subtract rationalization credits. We believe EBITDA provides important information in enabling us to assess our ability to service and incur debt. EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income or cash flow data prepared in accordance with accounting principles generally accepted in the United States.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                     three months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

     (4) Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2001, depreciation and amortization includes goodwill amortization of $0.6 million for the metal food container business and $0.6 million for the plastic container business.

Total segment profit is reconciled to income before income taxes and equity in losses of affiliates as follows:

                                                         Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        2002          2001
                                                        ----          ----
                                                      (Dollars in thousands)

Total segment profit ..........................       $33,745        $32,198
Rationalization (credit) charge ...............        (2,259)         3,490
Interest and other debt expense ...............        16,496         22,868
                                                      -------        -------
   Income before income taxes and
      equity in losses of affiliates ..........       $19,508        $ 5,840
                                                      =======        =======


Note 9.  Subsequent Events

Refinancing
-----------

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures are subject to certain transfer restrictions.

The issue price for the newly issued 9% Debentures was 103.0% of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under our U.S. Credit Agreement. As a result of this repayment, our revolving loan commitment under our U.S. Credit Agreement was permanently reduced by $202.0 million to $468.5 million. In addition, we received $7.4 million from the purchasers of the newly issued 9% Debentures for accrued interest from December 1, 2001 to the date of issuance. All 9% Debenture holders of record as of May 15, 2002 will receive a scheduled interest payment on June 1, 2002, accruing from December 1, 2001.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2002 and 2001 and for the
                       three months then ended is unaudited)


Note 9.  Subsequent Events  (continued)

Refinancing (continued)
-----------

During April 2002, we entered into commitment letters with several lenders for a new underwritten $800 million U.S. senior secured credit facility, or the New Credit Agreement. The New Credit Agreement will provide us with term loans and a revolving loan facility as well as an incremental uncommitted term loan facility of up to $250 million. Loans under the New Credit Agreement are expected to have a maturity of approximately six years. We expect to refinance all of our outstanding term loans and revolving loans under our U.S. Credit Agreement with new term loans and revolving loans under the New Credit Agreement. We expect to enter into the New Credit Agreement later in the second quarter of 2002.

Although the final terms of the New Credit Agreement have not been determined, we expect the financial and operating covenants in the New Credit Agreement to be no more restrictive in the aggregate than the covenants in our current U.S. Credit Agreement. We expect to be able to use the revolving loan facility and any incremental term loans under the New Credit Agreement for working capital purposes, acquisitions and other permitted purposes. We also expect that the interest rate margins and fee for the unutilized portion of the revolving loan facility under the New Credit Agreement will be modestly higher than the interest rate margins and fee for the unutilized portion of the revolving loan facility under our current U.S. Credit Agreement.

Equipment Purchase
------------------

Effective May 1, 2002, our metal food container business purchased the machinery and equipment of a cutting and coating facility located in Antioch, California from Crown Cork & Seal Company, Inc. In connection with this purchase, the leases for the facility in Antioch, California and certain equipment were assigned to our metal food container business, and we assumed no other liabilities.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

RESULTS OF OPERATIONS

Summary unaudited results of operations for the three months ended March 31, 2002 and 2001 are provided below.


                                                2002          2001
                                                ----          ----
                                              (Dollars in millions)
Net sales
     Metal food containers .............       $299.4        $293.5
     Plastic containers ................        124.9         127.9
     Metal closures ....................         --            22.1
                                               ------        ------
        Consolidated ...................       $424.3        $443.5
                                               ======        ======

Operating profit
     Metal food containers(1) ..........       $ 22.5        $ 17.1
     Plastic containers(2) .............         14.8          11.6
     Metal closures ....................         --             0.9
     Other .............................         (1.3)         (0.9)
                                               ------        ------
        Consolidated ...................       $ 36.0        $ 28.7
                                               ======        ======

-------------

     (1) Includes a rationalization credit of $2.3 million for the three months ended March 31, 2002 primarily relating to certain assets previously written down that were placed back in service.

     (2) Includes a rationalization charge of $3.5 million for the three months ended March 31, 2001 relating to closing a manufacturing facility.

Three  Months  Ended March 31, 2002  Compared  with Three Months Ended March 31,
2001

Net Sales. Consolidated net sales decreased $19.2 million, or 4.3%, to $424.3 million for the three months ended March 31, 2002, as compared to net sales of $443.5 million for the same three months in the prior year. This decrease was the result of the impact of contributing the metal closure business to the White Cap joint venture and lower sales of the plastic container business, partially offset by higher sales of the metal food container business. Excluding first quarter 2001 net sales of $22.1 million of the metal closure business, net sales for the first quarter of 2002 increased $2.9 million, or 0.7%, as compared to the same period in the prior year.

Net sales for the metal food container business were $299.4 million for the three months ended March 31, 2002, an increase of $5.9 million, or 2.0%, from net sales of $293.5 million for the same period in 2001. This increase was primarily attributable to higher unit volume and selling prices and an improved sales mix.

Net sales for the plastic container business of $124.9 million during the three months ended March 31, 2002 decreased $3.0 million, or 2.3%, from net sales of $127.9 million for the same period in 2001. This decrease was primarily a result of lower average sales prices due to the pass through of lower resin costs, despite slightly higher unit volume.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.6% ($371.8 million) for the three months ended March 31, 2002, a decrease of 0.9 percentage points as compared to 88.5% ($392.6 million) for the same period in 2001. The increase in gross profit margin was primarily attributable to higher unit volume and selling prices of the metal food container business, the elimination of goodwill amortization and lower energy costs, partially offset by operating inefficiencies at one plastic container facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.2 percentage points to 4.4% ($18.7 million) for the three months ended March 31, 2002, as compared to 4.2% ($18.7 million) for the same period in 2001. This slight increase was largely the result of higher selling, general and administrative expenses in the plastic container business.

Income from Operations. Excluding rationalization credits and charges in both periods, income from operations for the first quarter of 2002 increased $1.5 million, or 4.7%, to $33.7 million, as compared to $32.2 million in the same period in 2001. This increase was primarily a result of higher sales and income from operations in the metal food container business and the elimination of goodwill amortization, partially offset by the impact of contributing the metal closure business to the White Cap joint venture and lower operating income in the plastic container business. Excluding rationalization credits and charges, income from operations as a percentage of consolidated net sales for the first quarter of 2002 improved 0.6 percentage points to 7.9%, as compared to 7.3% for the same period in 2001. This increase in operating margins was primarily the result of higher margins in the metal food container business. Including the effects of rationalization credits and charges, income from operations for the first quarter of 2002 increased $7.3 million, or 25.4%, to $36.0 million, as compared to $28.7 million in the same period in 2001.

In the first quarter of 2002, we recorded a rationalization credit of $2.3 million primarily relating to certain assets of our metal food container business previously written down that were placed back in service. In the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing a plastic container manufacturing facility.

Excluding the rationalization credit in the first quarter of 2002, income from operations of the metal food container business in the first quarter of 2002 increased $3.1 million, or 18.1%, to $20.2 million as compared to $17.1 million for the first quarter of 2001, and income from operations as a percentage of net sales increased 0.9 percentage points to 6.7% as compared to 5.8% for the same period in 2001. Income from operations of the metal food container business for the first quarter of 2001 included $0.6 million of goodwill amortization. These improvements in income from operations and operating margins were principally due to higher sales, lower energy costs and the elimination of goodwill amortization, partially offset by higher depreciation expense and higher insurance and employee medical costs. Including the rationalization credit, income from operations of the metal food container business was $22.5 million and income from operations as a percentage of net sales was 7.5% for the three months ended March 31, 2002.

Excluding the rationalization charge in the first quarter of 2001, income from operations for the plastic container business for the three months ended March 31, 2002 decreased $0.3 million, or 2.0%, to $14.8 million as compared to $15.1 million for the same period in 2001, and income from operations as a percentage of net sales remained essentially flat at 11.8% as compared to the first quarter of 2001. Income from operations of the plastic container business for the first quarter of 2001 included $0.6 million of goodwill amortization. The decrease in income from operations was primarily a result of operating inefficiencies in one plant, partially offset by the elimination of goodwill amortization. Including the effect of the rationalization charge, income from operations for the plastic container business for the three months ended March 31, 2001 was $11.6 million, and income from operations as a percentage of net sales was 9.1%.

Interest Expense. Interest expense decreased $6.4 million to $16.5 million for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease in interest expense was a result of lower interest rates and lower average borrowings outstanding.

Income Taxes. The provision for income taxes for the three months ended March 31, 2002 and 2001 was recorded at an effective annual income tax rate of 39.0% and 40.2%, respectively ($7.6 million and $2.3 million, respectively). The decrease in the effective tax rate was largely due to the discontinuation, for financial reporting purposes, of goodwill amortization that was non-deductible for income tax purposes.

Net Income and Earnings per Share. Earnings for the first quarter of 2002 before the rationalization credit were $9.9 million, or $0.55 per diluted share, as compared to earnings of $5.6 million, or $0.31 per diluted share, for the first quarter of 2001 excluding the rationalization charge and equity in losses of Packtion Corporation, or Packtion, a now dissolved e-commerce packaging venture. Excluding the rationalization credit and equity in losses of the White Cap joint venture, earnings for the first three months of 2002 were $10.5 million, or $0.58 per diluted share.

Including rationalization credits and charges and our equity investment in Packtion in the first quarter of 2001, net income for the first quarter of 2002 was $11.3 million, or $0.62 per diluted share, as compared to first quarter 2001 net income of $2.2 million, or $0.12 per diluted share. Net income for the first quarter of 2002 included a pre-tax rationalization credit of $2.3 million, or $0.07 per diluted share, and equity in losses of the White Cap joint venture of $0.6 million, net of tax, or $0.03 per diluted share. Net income for the first quarter of 2001 included equity in losses of Packtion of $1.3 million, or $0.07 per diluted share, and a pre-tax rationalization charge of $3.5 million, or $0.12 per diluted share.

Statement of Financial Accounting Standards, or SFAS, No. 142, "Accounting for Goodwill and Other Intangibles," required us to eliminate the amortization of goodwill effective January 1, 2002. However, if we continued to amortize goodwill during the first quarter of 2002, we would have incurred additional expense of approximately $1.3 million, or $0.04 per diluted share.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under our revolving loan facilities. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

For the three months ended March 31, 2002, we used net borrowings of revolving loans of $91.6 million under the U.S. Credit Agreement, proceeds from stock option exercises of $1.0 million and cash balances of $3.8 million to fund cash used by operations of $75.8 million primarily for our seasonal working capital needs and net capital expenditures of $20.6 million.

For the three months ended March 31, 2001, we used net borrowings of revolving loans of $110.9 million under the U.S. Credit Agreement to fund cash used by operations of $87.7 million primarily for our seasonal working capital needs, net capital expenditures of $19.2 million and our investment in Packtion of $3.0 million and to increase cash balances by $0.9 million.

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

For 2002, we estimate that we will utilize approximately $190-$200 million of revolving loans under our senior secured credit facilities for our month-end peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of March 31, 2002, we had $424.6 million of revolving loans outstanding under the U.S. Credit Agreement, of which $91.6 million related primarily to seasonal working capital needs and $333.0 million related primarily to long-term financing of acquisitions. Revolving loans not expected to be repaid within one year have been reclassified as long-term debt. The unused portion of revolving loan commitments under our credit agreements at March 31, 2002, after taking into account outstanding letters of credit, was $230.4 million.

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures are subject to certain transfer restrictions.

The issue price for the newly issued 9% Debentures was 103.0% of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under our U.S. Credit Agreement. As a result of this repayment, our revolving loan commitment under our U.S. Credit Agreement was permanently reduced by $202.0 million to $468.5 million. In addition, we received $7.4 million from the purchasers of the newly issued 9% Debentures for accrued interest from December 1, 2001 to the date of issuance. All 9% Debenture holders of record as of May 15, 2002 will receive a scheduled interest payment on June 1, 2002, accruing from December 1, 2001.

During April 2002, we entered into commitment letters with several lenders for a new underwritten $800 million U.S. senior secured credit facility, or the New Credit Agreement. The New Credit Agreement will provide us with term loans and a revolving loan facility as well as an incremental uncommitted term loan facility of up to $250 million. Loans under the New Credit Agreement are expected to have a maturity of approximately six years. We expect to refinance all of our outstanding term loans and revolving loans under our U.S. Credit Agreement with new term loans and revolving loans under the New Credit Agreement. We expect to enter into the New Credit Agreement later in the second quarter of 2002.

Although the final terms of the New Credit Agreement have not been determined, we expect the financial and operating covenants in the New Credit Agreement to be no more restrictive in the aggregate than the covenants in our current U.S. Credit Agreement. We expect to be able to use the revolving loan facility and any incremental term loans under the New Credit Agreement for working capital purposes, acquisitions and other permitted purposes. We also expect that the interest rate margins and fee for the unutilized portion of the revolving loan facility under the New Credit Agreement will be modestly higher than the interest rate margins and fee for the unutilized portion of the revolving loan facility under our current U.S. Credit Agreement. Accordingly, as a result of the refinancing of our U.S. Credit Agreement with the New Credit Agreement and the net proceeds from the add-on issuance of our 9% Debentures, we expect that our interest expense will increase during the second half of 2002 as compared to the second half of 2001.

Our Board of Directors has authorized the repurchase of up to $70 million of our Common Stock. As of March 31, 2002, we have repurchased 2,708,975 shares of our Common Stock for an aggregate cost of approximately $61.0 million. We intend to finance future repurchases, if any, of our Common Stock with revolving loan borrowings.

During the first quarter of 2002, certain assets of our metal food container business with carrying values that were previously written down were placed back in service. As a result, we recorded a $2.3 million rationalization credit in our Condensed Consolidated Statements of Income, and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximates fair value. You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2002 included elsewhere in this Quarterly Report.

We believe that cash generated from operations and funds from the revolving loans available under our senior secured credit facilities will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. We are also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our senior secured credit facilities, to finance any such acquisition.

A portion of our term loan indebtedness and all of our revolving loan indebtedness under our current U.S. Credit Agreement matures on December 31, 2003. We have entered into commitment letters with several lenders to refinance our U.S. Credit Agreement with the New Credit Agreement. We expect to enter into the New Credit Agreement later in the second quarter of 2002. However, the commitments are subject to a number of conditions including the negotiation of definitive agreements. We cannot guarantee that we will be able to enter into the New Credit Agreement on the same terms (including interest rate margins) as under our current U.S. Credit Agreement. Our ability to effect this refinancing and the terms of this refinancing will depend upon a variety of factors, including:

     o our future prospects, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and the financial markets and other factors beyond our control) affecting our business and operations;

     o    prevailing interest rates;

     o    the timing of the refinancing; and

     o    the amount of debt to be refinanced.

We are in compliance with all financial and operating covenants contained in the instruments and agreements governing our indebtedness and believe that we will continue to be in compliance with all such covenants during 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second quarter of 2002, we will perform our first impairment test as of January 1, 2002. We do not anticipate having to record a charge to net income for the potential impairment of goodwill or other intangible assets as a result of the adoption of SFAS No. 142.

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board, or APB, No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44 and amends SFAS No. 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003, and all other provisions are effective for transactions occurring after May 15, 2002. We are currently evaluating the provisions of this standard.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

Part II.  Other Information

Item 5.  Other Information

We have been advised by Messrs. R. Philip Silver, our Chairman of the Board and Co-Chief Executive Officer, and D. Greg Horrigan, our President and Co-Chief Executive Officer, that each of them may from time to time sell or gift a portion of his shares of our Common Stock for liquidity and estate planning purposes. Messrs. Silver and Horrigan further informed the Company that these possible share sales and/or gifts are motivated solely by personal considerations and do not signal any change in the Company's strategy or their future leadership of the Company. If either of them sells any of his shares in the open market, he will be required to sell them in brokers' transactions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, and in compliance with our applicable securities trading policies. Under Rule 144, each of our affiliates, including our executive officers, is permitted to sell shares of our Common Stock in any three month period up to the greater of
(i) one percent of our outstanding Common Stock or (ii) the average weekly volume of trading in our Common Stock as reported by the Nasdaq National Market System during the four calendar weeks preceding the required notice filing under Rule 144. Currently, each of Messrs. Silver and Horrigan beneficially owns 3,603,244 shares, or approximately 20%, of our Common Stock.

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




                                          SILGAN HOLDINGS INC.


Dated:  May 15, 2002                      /s/Harley Rankin, Jr.
--------------------                      -------------------------------
                                          Harley Rankin, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  May 15, 2002                      /s/Nancy Merola
--------------------                      ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                             EXHIBIT INDEX



         EXHIBIT NO.                             EXHIBIT
         -----------                             -------

             12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001