Form 10-Q
period 2002-06-30
SILGAN HOLDINGS INC
filed 2002-08-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

                            Yes [ X ] No [ ]


As of July 31, 2002, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,221,042.

                                  SILGAN HOLDINGS INC.

                                   TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                             3

    Item 1.  Financial Statements                                          3

             Condensed Consolidated Balance Sheets at                      3
             June 30, 2002 and 2001 and December 31, 2001

             Condensed Consolidated Statements of Income for the           4
             three months ended June 30, 2002 and 2001

             Condensed Consolidated Statements of Income for the           5
             six months ended June 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows               6
             for the six months ended June 30, 2002 and 2001

             Condensed Consolidated Statements of Stockholders'            7
             Equity (Deficiency) for the six months ended
             June 30, 2001 and 2002

             Notes to Condensed Consolidated Financial Statements          8

    Item 2.  Management's Discussion and Analysis of Financial             20
             Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosure About Market          29
             Risk

Part II.  Other Information                                                29

    Item 4.  Submission of Matters to a Vote of Security Holders           29

    Item 6.  Exhibits and Reports on Form 8-K                              30

Signatures                                                                 31

Exhibit Index                                                              32

Part I. Financial Information
Item 1.  Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                              June 30,        June 30,        Dec. 31,
                                                                2002            2001            2001
                                                                ----            ----            ----

Assets

Current assets
     Cash and cash equivalents ........................     $   13,277      $   49,220      $   18,009
     Trade accounts receivable, net ...................        191,403         200,775         144,903
     Inventories ......................................        385,004         372,758         262,627
     Prepaid expenses and other current assets ........         12,699          17,639          12,053
                                                            ----------      ----------      ----------
         Total current assets .........................        602,383         640,392         437,592

Property, plant and equipment, net ....................        683,496         710,580         677,542
Goodwill, net .........................................        141,589         151,920         141,465
Other assets ..........................................         68,624          37,464          55,221
                                                            ----------      ----------      ----------
                                                            $1,496,092      $1,540,356      $1,311,820
                                                            ==========      ==========      ==========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities
     Bank revolving loans .............................     $  157,700      $  173,065      $     --
     Current portion of long-term debt ................          1,765          41,970          57,999
     Trade accounts payable ...........................        146,011         144,112         173,851
     Accrued payroll and related costs ................         58,418          53,276          59,215
     Accrued interest payable .........................          4,959           5,444           5,022
     Accrued liabilities ..............................         31,286          49,212          21,631
                                                            ----------      ----------      ----------
         Total current liabilities ....................        400,139         467,079         317,718

Long-term debt ........................................        958,333         986,072         886,770
Other liabilities .....................................         92,294         101,323          92,184

Stockholders' equity (deficiency)
     Common stock .....................................            209             205             205
     Paid-in capital ..................................        124,174         117,400         118,319
     Retained earnings (accumulated deficit) ..........        (13,519)        (67,030)        (34,937)
     Accumulated other comprehensive income (loss) ....         (5,145)         (4,300)         (8,046)
     Treasury stock ...................................        (60,393)        (60,393)        (60,393)
                                                            ----------      ----------      ----------
         Total stockholders' equity (deficiency) ......         45,326         (14,118)         15,148
                                                            ----------      ----------      ----------
                                                            $1,496,092      $1,540,356      $1,311,820
                                                            ==========      ==========      ==========

                                           See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2002 and 2001
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                 2002           2001
                                                                 ----           ----

Net sales ..............................................       $456,249       $445,417

Cost of goods sold .....................................        398,822        388,225
                                                               --------       --------
     Gross profit ......................................         57,427         57,192

Selling, general and administrative expenses ...........         19,534         19,257
                                                               --------       --------
     Income from operations ............................         37,893         37,935

Interest and other debt expense ........................         18,390         21,248
                                                               --------       --------
     Income before income taxes, equity in losses
       of affiliates and extraordinary item ............         19,503         16,687

Provision for income taxes .............................          7,610          6,704
                                                               --------       --------
     Income before equity in losses of affiliates
       and extraordinary item ..........................         11,893          9,983

Equity in losses of affiliates, net of income taxes ....          1,219          2,536
                                                               --------       --------
     Income before extraordinary item ..................         10,674          7,447

Extraordinary item - loss on early extinguishment
     of debt, net of income taxes ......................            599           --
                                                               --------       --------
     Net income ........................................       $ 10,075       $  7,447
                                                               ========       ========

Basic earnings per share:
     Income before extraordinary item ..................         $ 0.59          $0.42
     Extraordinary item ................................          (0.03)           --
                                                                 ------          -----
     Basic net income per share ........................         $ 0.56          $0.42
                                                                 ======          =====

Diluted earnings per share:
     Income before extraordinary item ..................         $ 0.58          $0.41
     Extraordinary item ................................          (0.03)           --
                                                                 ------          -----
     Diluted net income per share ......................         $ 0.55          $0.41
                                                                 ======          =====

Weighted average number of shares:
     Basic .............................................         18,144         17,742
     Assumed exercise of employee stock options ........            311            288
                                                                 ------         ------
     Diluted ...........................................         18,455         18,030
                                                                 ======         ======



                              See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2002 and 2001
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)


                                                                 2002           2001
                                                                 ----           ----

Net sales ..............................................       $880,505       $888,931

Cost of goods sold .....................................        770,591        780,809
                                                               --------       --------
     Gross profit ......................................        109,914        108,122

Selling, general and administrative expenses ...........         38,276         37,989

Rationalization (credit) charge ........................         (2,259)         3,490
                                                               --------       --------
     Income from operations ............................         73,897         66,643

Interest and other debt expense ........................         34,886         44,116
                                                               --------       --------
     Income before income taxes, equity in losses
       of affiliates and extraordinary item ............         39,011         22,527

Provision for income taxes .............................         15,218          9,051
                                                               --------       --------
     Income before equity in losses of affiliates
       and extraordinary item ..........................         23,793         13,476

Equity in losses of affiliates, net of income taxes ....          1,776          3,804
                                                               --------       --------
     Income before extraordinary item ..................         22,017          9,672

Extraordinary item - loss on early extinguishment
     of debt, net of income taxes ......................            599           --
                                                               --------       --------
     Net income ........................................       $ 21,418       $  9,672
                                                               ========       ========

Basic earnings per share:
     Income before extraordinary item ..................         $ 1.22          $0.55
     Extraordinary item ................................          (0.03)          --
                                                                 ------          -----
     Basic net income per share ........................         $ 1.19          $0.55
                                                                 ======          =====
Diluted earnings per share:
     Income before extraordinary item ..................         $ 1.20          $0.54
     Extraordinary item ................................          (0.03)          --
                                                                 ------          -----
     Diluted net income per share ......................         $ 1.17          $0.54
                                                                 ======          =====
Weighted average number of shares:
     Basic .............................................         18,041         17,723
     Assumed exercise of employee stock options ........            324            284
                                                                 ------         ------
     Diluted ...........................................         18,365         18,007
                                                                 ======         ======


                              See accompanying notes.

                                      SILGAN HOLDINGS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the six months ended June 30, 2002 and 2001
                                    (Dollars in thousands)
                                         (Unaudited)




                                                                         2002              2001
                                                                         ----              ----
Cash flows provided by (used in) operating activities
     Net income ..............................................       $  21,418         $   9,672
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation ........................................          46,388            44,676
         Amortization ........................................           1,203             3,742
         Rationalization (credit) charge .....................          (2,259)            3,490
         Equity in losses of affiliates ......................           2,911             3,804
         Extraordinary item ..................................             983              --
         Other changes that provided (used) cash:
              Trade accounts receivable, net .................         (46,500)          (32,468)
              Inventories ....................................        (122,377)          (93,021)
              Trade accounts payable .........................         (27,840)          (64,032)
              Other, net .....................................          13,912               220
                                                                     ---------         ---------
         Net cash used in operating activities ...............        (112,161)         (123,917)
                                                                     ---------         ---------
Cash flows provided by (used in) investing activities
     Investment in equity affiliate ..........................            --              (3,039)
     Proceeds from joint venture .............................            --              32,388
     Capital expenditures, net ...............................         (48,738)          (46,416)
                                                                     ---------         ---------
         Net cash used in investing activities ...............         (48,738)          (17,067)
                                                                     ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................         577,130           473,524
     Repayments under revolving loans ........................        (752,455)         (300,459)
     Proceeds from issuance of long-term debt ................         656,000              --
     Proceeds from stock option exercises ....................           4,131               311
     Debt issuance costs .....................................         (21,090)             --
     Repayments of long-term debt ............................        (307,549)           (3,245)
                                                                     ---------         ---------
         Net cash provided by financing activities ...........         156,167           170,131
                                                                     ---------         ---------
Cash and cash equivalents
     Net (decrease) increase .................................          (4,732)           29,147
     Balance at beginning of year ............................          18,009            20,073
                                                                     ---------         ---------
     Balance at end of period ................................       $  13,277         $  49,220
                                                                     =========         =========

Interest paid ................................................       $  27,577         $  47,519
Income taxes paid, net of refunds ............................           3,146             1,112



                              See accompanying notes.


                                                      SILGAN HOLDINGS INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF
                                               STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        For the six months ended June 30, 2001 and 2002
                                               (Dollars and shares in thousands)
                                                          (Unaudited)



                                                Common Stock                    Retained     Accumulated                Total
                                                ------------                    earnings        other                stockholders'
                                                          Par      Paid-in    (accumulated  comprehensive  Treasury     equity
                                               Shares    value     capital      deficit)    income (loss)    stock   (deficiency)
                                               ------    -----     -------      -------     -------------    -----    ----------

Balance at December 31, 2000 ...............   17,703    $204      $118,099     $(76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income:

      Net income ...........................     --       --          --           9,672         --           --           9,672

      Change in fair value of derivatives,
         net of tax benefit of $1,733 ......     --       --          --           --          (2,579)        --          (2,579)

      Foreign currency translation .........     --       --          --           --            (133)        --            (133)
                                                                                                                        --------
Comprehensive income                                                                                                       6,960

Dilution of investment in equity
  affiliate ................................     --       --         (1,402)       --            --           --          (1,402)

Stock option exercises, including
   tax benefit of $393 .....................       88       1           703        --            --           --             704
                                               ------    ----      --------     --------      -------      --------     --------

Balance at June 30, 2001 ...................   17,791    $205      $117,400     $(67,030)     $(4,300)     $(60,393)    $(14,118)
                                               ======    ====      ========     ========      =======      ========     ========


Balance at December 31, 2001 ...............   17,854    $205      $118,319     $(34,937)     $(8,046)     $(60,393)    $ 15,148

Comprehensive income:

      Net income ...........................     --       --          --          21,418         --           --          21,418

      Minimum pension liability ............     --       --          --           --            (115)        --            (115)

      Change in fair value of derivatives,
         net of tax provision of $1,249 ....     --       --          --           --           1,855         --           1,855

      Foreign currency translation .........     --       --          --           --           1,161         --           1,161
                                                                                                                        --------
Comprehensive income                                                                                                      24,319

Stock option exercises, including
   tax benefit of $1,728 ...................      367       4         5,855        --            --           --           5,859
                                               ------    ----      --------     --------      -------      --------     --------

Balance at June 30, 2002 ...................   18,221    $209      $124,174     $(13,519)     $(5,145)     $(60,393)    $ 45,326
                                               ======    ====      ========     ========      =======      ========     ========


                                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


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


Note 2.  Recently Issued Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. SFAS No. 142 requires that an initial transitional impairment test be performed within six months of the date of adoption. During the second quarter of 2002, we completed the initial impairment test as of January 1, 2002, and no impairment was noted.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

The impact of prior period goodwill amortization on reported net income and earnings per share was as follows:


                                                          Three Months Ended           Six Months Ended
                                                          ------------------           ----------------
                                                        June 30,       June 30,      June 30,       June 30,
                                                          2002           2001          2002           2001
                                                          ----           ----          ----           ----
                                                          (Dollars in thousands, except per share amounts)

Net income
       As reported .............................        $10,075        $7,447        $21,418        $ 9,672
       Add back of goodwill amortization,
          net of income taxes ..................           --             751           --            1,516
                                                        -------        ------        -------        -------
       Adjusted net income .....................        $10,075        $8,198        $21,418        $11,188
                                                        =======        ======        =======        =======

Basic earnings per share
       As reported .............................          $0.56         $0.42          $1.19          $0.55
       Add back of goodwill amortization,
         net of income taxes ...................           --            0.04            --            0.08
                                                          -----         -----          -----          -----
       Adjusted basic earnings per share .......          $0.56         $0.46          $1.19          $0.63
                                                          =====         =====          =====          =====

Diluted earnings per share
       As reported .............................          $0.55         $0.41          $1.17          $0.54
       Add back of goodwill amortization,
         net of income taxes ...................           --            0.04            --            0.08
                                                          -----         -----          -----          -----
       Adjusted diluted earnings per share .....          $0.55         $0.45          $1.17          $0.62
                                                          =====         =====          =====          =====




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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

Extinguishment of Debt and Various Technical Corrections
--------------------------------------------------------

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44 and amends SFAS No. 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In accordance with SFAS No. 145, certain gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods are required to be reclassified. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003, and all other provisions are effective for transactions occurring after May 15, 2002. We are currently evaluating the impact of this standard.

Costs Associated With Exit or Disposal Activities
-------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 3.  Rationalization (Credit) Charges and Acquisition Reserves

During the first quarter of 2002, certain assets of our metal food container business with carrying values that were previously written down were placed back in service. As a result, we recorded a $2.3 million rationalization credit in our Condensed Consolidated Statements of Income, and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. During the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing our Fairfield, Ohio plastic container manufacturing facility. This charge consisted of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits.

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


                                                                           Employee        Plant
                                                                           Severance       Exit        Acquisition
                                                                         and Benefits      Costs       Liabilities       Total
                                                                         ------------      -----       -----------       -----
                                                                                        (Dollars in thousands)


Balance at December 31, 2001
----------------------------
AN Can Acquisition ..................................................       $1,491        $1,977         $2,000         $ 5,468
San Leandro and City of Industry Plant Rationalizations .............         --             197           --               197
Fairfield Plant Rationalization .....................................          237         1,867           --             2,104
Northtown, Kingsburg and Waukegan Plant Rationalizations ............        1,333         1,399           --             2,732
                                                                            ------        ------         ------         -------
Balance at December 31, 2001 ........................................        3,061         5,440          2,000          10,501


Activity for the Six Months Ended June 30, 2002
-----------------------------------------------
AN Can Acquisition ..................................................         (440)         (433)          --              (873)
San Leandro and City of Industry Plant Rationalizations .............         --             (52)          --               (52)
Fairfield Plant Rationalization .....................................         --            (144)          --              (144)
Northtown, Kingsburg and Waukegan Plant Rationalizations ............         (412)         (807)          --            (1,219)
                                                                            ------        ------         ------         -------
Total Activity ......................................................         (852)       (1,436)          --            (2,288)

Balance at June 30, 2002
------------------------
AN Can Acquisition ..................................................        1,051         1,544          2,000           4,595
San Leandro and City of Industry Plant Rationalizations .............         --             145           --               145
Fairfield Plant Rationalization .....................................          237         1,723           --             1,960
Northtown, Kingsburg and Waukegan Plant Rationalizations ............          921           592           --             1,513
                                                                            ------        ------         ------         -------
Balance at June 30, 2002 ............................................       $2,209        $4,004         $2,000         $ 8,213
                                                                            ======        ======         ======         =======

                               SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 3.  Rationalization (Credit) Charges and Acquisition Reserves  (continued)

During the first six months of 2001, we utilized $2.7 million of rationalization and acquisition reserves which was comprised of $1.3 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for acquisition liabilities.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                           June 30,      June 30,      Dec. 31,
                                             2002          2001          2001
                                             ----          ----          ----
                                                  (Dollars in thousands)

Accrued liabilities ...............         $6,204       $ 8,226        $ 8,492
Other liabilities .................          2,009         4,713          2,009
                                            ------       -------        -------
                                            $8,213       $12,939        $10,501
                                            ======       =======        =======



Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity (Deficiency). Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                               June 30,    June 30,     Dec. 31,
                                                2002        2001         2001
                                                ----        ----         ----
                                                    (Dollars in thousands)

Foreign currency translation ............     $  (755)    $  (824)     $(1,916)
Change in fair value of derivatives .....      (1,412)     (2,579)      (3,267)
Minimum pension liability ...............      (2,978)       (897)      (2,863)
                                              -------     -------      -------
   Accumulated other comprehensive
     income (loss) ......................     $(5,145)    $(4,300)     $(8,046)
                                              =======     =======      =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 5.  Inventories

Inventories consisted of the following:

                                           June 30,      June 30,      Dec. 31,
                                             2002          2001          2001
                                             ----          ----          ----
                                                   (Dollars in thousands)

Raw materials ........................     $ 36,022     $ 35,662      $ 29,602
Work-in-process ......................       54,475       57,187        45,510
Finished goods .......................      275,380      260,880       168,362
Spare parts and other ................       11,863       12,431        12,128
                                           --------     --------      --------
                                            377,740      366,160       255,602
Adjustment to value inventory
   at cost on the LIFO method ........        7,264        6,598         7,025
                                           --------     --------      --------
                                           $385,004     $372,758      $262,627
                                           ========     ========      ========



Note 6.  Investment in Affiliate

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG (whose interest in the joint venture was recently purchased by Amcor, Ltd.) that supplies an extensive range of metal and plastic closures to the food and beverage industries in North America. The joint venture operates under the name Amcor White Cap LLC, or White Cap. We contributed certain metal closure assets and liabilities, including our manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35 percent interest in and $32.4 million of cash proceeds from the joint venture.

We account for our investment in White Cap using the equity method. During the second quarter of 2002, we recorded equity in losses of White Cap of $1.2 million, net of income taxes. For the six months ended June 30, 2002, we recorded equity in losses of White Cap of $1.8 million, net of income taxes. These results included $2.0 million, net of income taxes, for our portion of White Cap's second quarter rationalization charge to close a metal closure manufacturing facility and $0.7 million, net of income taxes, for our portion of White Cap's gain on the sale of certain assets at a price in excess of book value.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:

                                             June 30,      June 30,     Dec. 31,
                                               2002          2001         2001
                                               ----          ----         ----
                                                  (Dollars in thousands)
Bank debt
     Bank Revolving Loans ...............   $  157,700    $  542,000    $333,025
     Bank A Term Loans ..................      100,000       159,218     119,413
     Bank B Term Loans ..................      350,000       188,542     186,588
     Canadian Bank Facility .............        1,187         8,120       2,639
                                            ----------    ----------    --------
        Total bank debt .................      608,887       897,880     641,665

Subordinated debt
     9% Senior Subordinated Debentures ..      505,896       300,000     300,000
     Other ..............................        3,015         3,227       3,104
                                            ----------    ----------    --------
        Total subordinated debt .........      508,911       303,227     303,104

Total debt ..............................    1,117,798     1,201,107     944,769
     Less current portion ...............      159,465       215,035      57,999
                                            ----------    ----------    --------
                                            $  958,333    $  986,072    $886,770
                                            ==========    ==========    ========


9% Debentures
-------------

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures are subject to certain transfer restrictions until we complete a registered exchange offer.

The issue price for the new 9% Debentures was 103 percent of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under our previous U.S. senior secured credit facility, or the U.S. Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

Bank Credit Agreement
---------------------

On June 28, 2002, we completed the refinancing of our U.S. Credit Agreement by entering into a new $850 million senior secured credit facility, or the New Credit Agreement. Our New Credit Agreement provides us with $100 million of A term loans, $350 million of B term loans and up to $400 million of revolving loans. Pursuant to the New Credit Agreement, we also have a $275 million incremental uncommitted term loan facility.

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the New Credit Agreement until their final maturity. We are required to maintain, for at least one period of 30 consecutive days during each calendar year, total average unutilized revolving loan commitments of at least $90 million. The A term loans and revolving loans mature on June 28, 2008 and the B term loans mature on November 30, 2008. Principal on the A term loans and B term loans is required to be repaid in scheduled annual installments during each of the years set forth below and amounts repaid may not be reborrowed (in thousands):

              Year             A Term Loans          B Term Loans
              ----             ------------          ------------
              2002               $   --                $  1,750
              2003                 16,670                 3,500
              2004                 16,670                 3,500
              2005                 16,670                 3,500
              2006                 16,670                 3,500
              2007                 16,670                 3,500
              2008                 16,650               330,750
                                 --------              --------
                                 $100,000              $350,000
                                 ========              ========

The New Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50 percent of our excess cash flow. Generally, prepayments are allocated pro rata to the A term loans and B term loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of term loans.

The incremental uncommitted term loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance permitted acquisitions, refinance any indebtedness assumed as part of such permitted acquisition, to refinance or repurchase subordinated debt and to repay outstanding revolving loans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

Borrowings under the New Credit Agreement may be designated as base rate or Eurodollar rate borrowings. The base rate is the higher of the prime lending rate of Deutsche Bank Trust Company Americas or 1/2 of one percent in excess of the overnight federal funds rate. Initially, the interest rate for all loans under the New Credit Agreement is the base rate plus a margin of one percent or the Eurodollar rate plus a margin of two percent. After December 31, 2002, the interest rate margin on base rate and Eurodollar rate borrowings will be reset quarterly based upon our Total Leverage Ratio, as defined in the New Credit Agreement.

The New Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving credit facility. Initially, the commitment fee will be 0.50 percent per annum. After December 31, 2002, the margin will be reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $50 million of our revolving credit facility under the New Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving credit facility. The New Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as Eurodollar rate loans and to the issuers of letters of credit of a facing fee of 1/4 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

The indebtedness under the New Credit Agreement is guaranteed by us and certain of our U.S. subsidiaries and is secured by a security interest in substantially all of our real and personal property. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the New Credit Agreement. The New Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the New Credit Agreement. We are currently in compliance with all covenants under the New Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

At June 30, 2002, there were $157.7 million of revolving loans outstanding under the New Credit Agreement related primarily to seasonal working capital needs. We currently expect to repay $157.7 million of revolving loans and $1.8 million of term loans within one year.

As a result of this refinancing, we recorded an extraordinary charge of $0.6 million, net of income taxes, or $0.03 per diluted share, in the second quarter of 2002 for the write-off of unamortized financing costs related to the U.S. Credit Agreement.

Interest  Rate Swap  Agreement
----------------------------
In August 2002, we entered into an interest rate swap agreement for a notional principal amount of $100 million. Under this agreement, we will pay a fixed rate of interest of 2.525 percent and receive a floating rate of interest based on three month LIBOR. The agreement is effective starting in January of 2003 and matures in July of 2004.



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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

Reportable business segment information for our business segments is as follows:



                                                   Metal Food        Plastic          Metal
                                                   Containers(1)   Containers(2)     Closures        Corporate        Total
                                                   ----------      ----------        --------        ---------        -----
                                                                            (Dollars in thousands)

Three Months Ended June 30, 2002
--------------------------------

Net sales ....................................     $327,600         $128,649         $  --           $   --         $456,249
EBITDA(3) ....................................       37,468           26,025            --            (1,389)         62,104
Depreciation and amortization(4) .............       14,983            9,210            --                18          24,211
Segment profit (loss) ........................       22,485           16,815            --            (1,407)         37,893

Three Months Ended June 30, 2001
--------------------------------
Net sales ....................................     $289,985         $131,333         $24,099         $   --         $445,417
EBITDA (3) ...................................       35,663           23,973           3,662          (1,150)         62,148
Depreciation and amortization(4) .............       13,565            9,311           1,310              27          24,213
Segment profit (loss) ........................       22,098           14,662           2,352          (1,177)         37,935

Six Months Ended June 30, 2002
------------------------------
Net sales ....................................     $626,958         $253,547         $  --           $   --         $880,505
EBITDA(3) ....................................       71,438           49,624            --            (2,658)        118,404
Depreciation and amortization(4) .............       28,758           17,975            --                33          46,766
Segment profit (loss) ........................       42,680           31,649            --            (2,691)         71,638

Six Months Ended June 30, 2001
------------------------------
Net sales ....................................     $583,463         $259,218         $46,250         $   --         $888,931
EBITDA(3) ....................................       65,882           48,115           5,743          (2,020)        117,720
Depreciation and amortization(4) .............       26,654           18,405           2,475              53          47,587
Segment profit (loss) ........................       39,228           29,710           3,268          (2,073)         70,133


     (1) Excludes a rationalization credit of $2.3 million for the six months ended June 30, 2002 primarily relating to certain assets previously written down that were placed back in service.
     (2) Excludes a rationalization charge of $3.5 million for the six months ended June 30, 2001 relating to the closing of a manufacturing facility.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2002 and 2001 and for the
                 three and six months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

     (3) EBITDA means earnings before extraordinary items, equity in losses of affiliates, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges and subtract rationalization credits. We believe EBITDA provides important information in enabling us to assess our ability to service and incur debt. EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income or cash flow data prepared in accordance with accounting principles generally accepted in the United States.
     (4) Depreciation and amortization excludes debt cost amortization of $0.4 million for each of the three months ended June 30, 2002 and 2001, respectively, and $0.8 million for each of the six months ended June 30, 2002 and June 30, 2001, respectively. For the three months ended June 30, 2001, depreciation and amortization includes goodwill amortization of $0.6 million for the metal food container business and $0.7 million for the plastic container business. For the six months ended June 30, 2001, depreciation and amortization includes goodwill amortization of $1.2 million for the metal food container business and $1.3 million for the plastic container business.

Total segment profit is reconciled to income before income taxes, equity in losses of affiliates and extraordinary item as follows:

                                                          Three Months Ended          Six Months Ended
                                                          ------------------          ----------------
                                                         June 30,     June 30,      June 30,      June 30,
                                                           2002         2001          2002          2001
                                                           ----         ----          ----          ----
                                                                        (Dollars in thousands)

Total segment profit ..............................      $37,893      $37,935       $71,638       $70,133
Rationalization (credit) charge ...................         --           --          (2,259)        3,490
Interest and other debt expense ...................       18,390       21,248        34,886        44,116
                                                         -------      -------       -------       -------
  Income before income taxes, equity in losses
   of affiliates and extraordinary item ...........      $19,503      $16,687       $39,011       $22,527
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

RESULTS OF OPERATIONS

Certain unaudited income statement data expressed as a percentage of net sales for the three and six months ended June 30, 2002 and 2001 are provided below.


                                                                 Three Months Ended            Six Months Ended
                                                                 ------------------            ----------------
                                                               June 30,      June 30,        June 30,      June 30,
                                                                 2002          2001            2002          2001
                                                                 ----          ----            ----          ----

Net sales
  Metal food containers..................................        71.8%         65.1%           71.2%         65.6%
  Plastic containers.....................................        28.2          29.5            28.8          29.2
  Metal closures.........................................         --            5.4            --             5.2
                                                                -----         -----           -----         -----
     Consolidated........................................       100.0         100.0           100.0         100.0
Cost of goods sold.......................................        87.4          87.2            87.5          87.8
                                                                -----         -----           -----         -----
Gross profit.............................................        12.6          12.8            12.5          12.2
Selling, general and administrative expenses.............         4.3           4.3             4.4           4.3
Rationalization (credit) charge..........................         --            --             (0.3)          0.4
                                                                -----         -----           -----         -----
Income from operations...................................         8.3           8.5             8.4           7.5
Interest and other debt expense..........................         4.0           4.8             4.0           5.0
                                                                -----         -----           -----         -----
Income before income taxes, equity in losses
  of affiliates and extraordinary item...................         4.3           3.7             4.4           2.5
Provision for income taxes...............................         1.7           1.5             1.7           1.0
                                                                -----         -----           -----         -----
Income before equity in losses of affiliates and
  extraordinary item.....................................         2.6           2.2             2.7           1.5
Equity in losses of affiliates, net of income taxes......         0.3           0.6             0.2           0.4
                                                                -----         -----           -----         -----
Income before extraordinary item.........................         2.3           1.6             2.5           1.1
Extraordinary item - loss on early extinguishment
  of debt, net of income taxes...........................         0.1           --              0.1           --
                                                                -----         -----           -----         -----
Net income...............................................         2.2%          1.6%            2.4%          1.1%
                                                                =====         =====           =====         =====


Summary unaudited results of operations for the three and six months ended June 30, 2002 and 2001 are provided below.



                                               Three Months Ended         Six Months Ended
                                               ------------------         ----------------
                                              June 30,     June 30,      June 30,     June 30,
                                               2002         2001          2002         2001
                                               ----         ----          ----         ----
                                                             (Dollars in millions)

Net sales
     Metal food containers ..........        $327.6        $290.0        $627.0       $583.5
     Plastic containers .............         128.6         131.3         253.5        259.2
     Metal closures .................           --           24.1           --          46.2
                                             ------        ------        ------       ------
        Consolidated ................        $456.2        $445.4        $880.5       $888.9
                                             ======        ======        ======       ======

Operating profit
     Metal food containers (1) ......        $ 22.5        $ 22.1        $ 45.0       $ 39.2
     Plastic containers(2) ..........          16.8          14.7          31.6         26.2
     Metal closures .................           --            2.3           --           3.3
     Corporate ......................          (1.4)         (1.2)         (2.7)        (2.1)
                                             ------        ------        ------       ------
        Consolidated ................        $ 37.9        $ 37.9        $ 73.9       $ 66.6
                                             ======        ======        ======       ======



     (1) Includes a rationalization credit of $2.3 million recorded in the first quarter of 2002 primarily relating to certain assets previously written down that were placed back in service.
     (2) Includes a rationalization charge of $3.5 million recorded in the first quarter of 2001 relating to closing a manufacturing facility.


Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net Sales. Consolidated net sales increased $10.8 million, or 2.4 percent, to $456.2 million for the three months ended June 30, 2002, as compared to net sales of $445.4 million for the same three months in the prior year. This increase was the result of higher net sales of the metal food container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture and lower net sales of the plastic container business. Excluding second quarter 2001 net sales of $24.1 million of the metal closure business, net sales for the second quarter of 2002 increased $34.9 million, or 8.3 percent, as compared to the same period in the prior year.

Net sales for the metal food container business were $327.6 million for the three months ended June 30, 2002, an increase of $37.6 million, or 13.0 percent, from net sales of $290.0 million for the same period in 2001. This increase was primarily attributable to higher unit volume, partially offset by a less favorable sales mix.

Net sales for the plastic container business of $128.6 million for the three months ended June 30, 2002 decreased $2.7 million, or 2.1 percent, from net sales of $131.3 million for the same period in 2001. This decrease was primarily a result of lower average sales prices due to the pass through of lower resin costs, partially offset by higher unit volume.

Cost of Goods Sold. Cost of goods sold was 87.4 percent of consolidated net sales for the three months ended June 30, 2002, an increase of 0.2 percentage points as compared to 87.2 percent for the same period in 2001. The decrease in gross margin was primarily attributable to the metal food container business, which was impacted by a less favorable sales mix, costs incurred to absorb new volume awarded and higher depreciation expense, partially offset by an improved product mix and increased productivity of the plastic container business and the elimination of goodwill amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.5 million, or 4.3 percent of consolidated net sales, for the three months ended June 30, 2002 as compared to $19.3 million, or
4.3 percent, for the same period in 2001. Higher selling, general and administrative expenses in the plastic container business were largely offset by the impact of contributing the metal closure business to the White Cap joint venture.

Income from Operations. Income from operations for the second quarter of 2002 was $37.9 million, essentially flat as compared to the same period in 2001. This was primarily a result of higher income from operations in the plastic container business and the elimination of goodwill amortization, offset by the impact of contributing the metal closure business to the White Cap joint venture.
Excluding income from operations of the metal closure business that was contributed to the White Cap joint venture in 2001, income from operations for the second quarter of 2002 increased by $2.3 million, or 6.5 percent, as compared to the same period in 2001. Operating margin for the second quarter of 2002 decreased 0.2 percentage points to 8.3 percent, as compared to 8.5 percent for the same period in 2001. This decrease in operating margin was primarily the result of lower margins in the metal food container business, partially offset by higher margins in the plastic container business.

Income from operations of the metal food container business in the second quarter of 2002 increased $0.4 million, or 1.8 percent, to $22.5 million as compared to $22.1 million for the second quarter of 2001. Operating margin decreased 0.7 percentage points to 6.9 percent in the second quarter of 2002 as compared to 7.6 percent for the same period in 2001. Income from operations of the metal food container business for the second quarter of 2001 included $0.6 million of goodwill amortization. The increase in income from operations was principally due to higher sales and the elimination of goodwill amortization, largely offset by costs incurred to absorb new volume awarded, higher depreciation expense and start-up costs related to the manufacture of convenience ends.

Income from operations for the plastic container business for the three months ended June 30, 2002 increased $2.1 million, or 14.3 percent, to $16.8 million as compared to $14.7 million for the same period in 2001, and operating margin increased 1.9 percentage points to 13.1 percent as compared to 11.2 percent for the second quarter of 2001. Income from operations of the plastic container business for the second quarter of 2001 included $0.7 million of goodwill amortization. The increase in income from operations and operating margin was primarily a result of improved product mix, increased productivity and the elimination of goodwill amortization.

Interest Expense. Interest expense decreased $2.8 million to $18.4 million for the three months ended June 30, 2002 as compared to the same period in 2001. The decrease in interest expense was a result of lower interest rates and approximately $100 million in lower average borrowings as compared to the same period in 2001.

Income Taxes. The provision for income taxes for the three months ended June 30, 2002 and 2001 was recorded at an effective annual income tax rate of 39.0 percent and 40.2 percent, respectively. The decrease in the effective tax rate was largely due to the discontinuation of goodwill amortization that was non-deductible for income tax purposes.

Net Income and Earnings per Share. Net income for the second quarter of 2002 was $10.1 million, or $0.55 per diluted share, as compared to net income of $7.4 million, or $0.41 per diluted share, for the second quarter of 2001. Net income for the second quarter of 2002 included our portion of a rationalization charge of White Cap of $2.0 million, net of tax, or $0.11 per diluted share, our portion of a gain on the sale of assets by White Cap of $0.7 million, net of tax, or $0.04 per diluted share, and an extraordinary charge of $0.6 million, net of tax, or $0.03 per diluted share, for the write-off of unamortized financing costs as a result of the refinancing of our U.S. Credit Agreement. Net income for the second quarter of 2001 included equity in losses of Packtion Corporation, or Packtion, a now dissolved e-commerce packaging venture, of $2.5 million, or $0.14 per diluted share.

Excluding our portion of both White Cap's rationalization charge and gain on sale of assets and the extraordinary charge in the second quarter of 2002, earnings for the second quarter of 2002 were $12.0 million, or $0.65 per diluted share. Excluding equity in losses of Packtion, earnings were $10.0 million, or $0.55 per diluted share, for the second quarter of 2001.

SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," required us to eliminate the amortization of goodwill effective January 1, 2002. However, if we continued to amortize goodwill during the second quarter of 2002, we would have recorded additional expense of approximately $1.3 million, or $0.04 per diluted share.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net Sales. Consolidated net sales decreased $8.4 million, or 0.9 percent, to $880.5 million for the six months ended June 30, 2002, as compared to net sales of $888.9 million for the same six months in the prior year. This decrease was the result of the impact of contributing the metal closure business to the White Cap joint venture and lower sales of the plastic container business, partially offset by higher sales of the metal food container business. Excluding net sales for the first six months of 2001 of $46.2 million of the metal closure business, net sales for the first six months of 2002 increased $37.8 million, or 4.5 percent, as compared to the same period in the prior year.

Net sales for the metal food container business were $627.0 million for the six months ended June 30, 2002, an increase of $43.5 million, or 7.5 percent, from net sales of $583.5 million for the same period in 2001. This increase was primarily attributable to higher unit volume.

Net sales for the plastic container business of $253.5 million for the six months ended June 30, 2002 decreased $5.7 million, or 2.2 percent, from net sales of $259.2 million for the same period in 2001. This decrease was primarily a result of lower average sales prices due to the pass through of lower resin costs, partially offset by higher unit volume.

Cost of Goods Sold. Cost of goods sold was 87.5 percent of consolidated net sales for the six months ended June 30, 2002, a decrease of 0.3 percentage points as compared to 87.8 percent for the same period in 2001. The increase in gross margin was primarily attributable to an improved product mix and increased productivity of the plastic container business and the elimination of goodwill amortization, partially offset by a less favorable sales mix, higher depreciation expense and costs incurred to absorb new volume awarded in the metal food container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.3 million, or 4.4 percent of consolidated net sales, for the six months ended June 30, 2002, as compared to $38.0 million, or
4.3 percent, for the same period in 2001. Higher selling, general and administrative expenses in the plastic container business were largely offset by the impact of contributing the metal closure business to the White Cap joint venture and lower selling, general and administrative expenses in the metal food container business.

Income from Operations. Excluding rationalization credits and charges in both periods, income from operations for the first six months of 2002 increased $1.5 million, or 2.1 percent, to $71.6 million, as compared to $70.1 million in the same period in 2001. This increase was primarily a result of higher sales and income from operations in the metal food container business, higher income from operations in the plastic container business and the elimination of goodwill amortization, partially offset by the impact of contributing the metal closure business to White Cap. Excluding rationalization credits and charges in both periods and income from operations of the metal closure business which was contributed to the White Cap joint venture in 2001, income from operations for the first six months of 2002 increased by $4.8 million, or 7.2 percent, as compared to the same period in 2001. Excluding rationalization credits and charges, operating margin for the first six months of 2002 improved 0.2 percentage points to 8.1 percent, as compared to 7.9 percent for the same period in 2001. This increase in operating margin was primarily the result of higher margins in the plastic container business. Including the effects of rationalization credits and charges, income from operations for the first six months of 2002 increased $7.3 million, or 11.0 percent, to $73.9 million, as compared to $66.6 million in the same period in 2001.

In the first quarter of 2002, we recorded a rationalization credit of $2.3 million primarily relating to certain assets of our metal food container business previously written down that were placed back in service. In the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing a plastic container manufacturing facility.

Excluding the rationalization credit in 2002, income from operations of the metal food container business in the first six months of 2002 increased $3.5 million, or 8.9 percent, to $42.7 million as compared to $39.2 million for the first six months of 2001, and operating margin increased 0.1 percentage points to 6.8 percent as compared to 6.7 percent for the same period in 2001. Income from operations of the metal food container business for the first six months of 2001 included $1.2 million of goodwill amortization. The increase in income from operations and operating margin was principally due to higher sales and the elimination of goodwill amortization, partially offset by a less favorable sales mix, higher depreciation expense and costs incurred to absorb new volume awarded. Including the rationalization credit, income from operations of the metal food container business was $45.0 million and operating margin was 7.2 percent for the six months ended June 30, 2002.

Excluding the rationalization charge in 2001, income from operations for the plastic container business for the six months ended June 30, 2002 increased $1.9 million, or 6.4 percent, to $31.6 million as compared to $29.7 million for the same period in 2001, and operating margin increased 1.0 percentage points to
12.5 percent as compared to 11.5 percent for the first six months of 2001. Income from operations of the plastic container business for the first six months of 2001 included $1.3 million of goodwill amortization. The increase in income from operations and operating margin was primarily a result of an improved sales mix, increased productivity and the elimination of goodwill amortization. Including the effect of the rationalization charge, income from operations and operating margin for the plastic container business were $26.2 million and 10.1 percent, respectively, for the six months ended June 30, 2001.

Interest Expense. Interest expense decreased $9.2 million to $34.9 million for the six months ended June 30, 2002 as compared to the same period in 2001. The decrease in interest expense was a result of lower interest rates and approximately $100 million in lower average borrowings as compared to the same period last year.

Income Taxes. The provision for income taxes for the six months ended June 30, 2002 and 2001 was recorded at an effective annual income tax rate of 39.0 percent and 40.2 percent, respectively. The decrease in the effective tax rate was largely due to the discontinuation of goodwill amortization that was non-deductible for income tax purposes.

Net Income and Earnings per Share. Net income for the first six months of 2002 was $21.4 million, or $1.17 per diluted share, as compared to net income of $9.7 million, or $0.54 per diluted share, for the first six months of 2001. Net income for the first six months of 2002 included our portion of the rationalization charge of White Cap of $2.0 million, net of tax, or $0.11 per diluted share, and our portion of the gain on the sale of assets by White Cap of $0.7 million, net of tax, or $0.04 per diluted share. Net income for the first six months of 2002 also included a rationalization credit of $2.3 million, or $0.07 per diluted share, and an extraordinary charge, net of tax, of $0.6 million, or $0.03 per diluted share. Net income for the first six months of 2001 included equity in losses of Packtion of $3.8 million, or $0.20 per diluted share, and a rationalization charge of $3.5 million, or $0.12 per diluted share.

Excluding both our portion of the rationalization charge and the gain on the sale of assets recorded by White Cap and the rationalization credit and extraordinary charge in 2002, earnings for the first six months of 2002 were $21.9 million, or $1.20 per diluted share. Excluding the rationalization charge and equity in losses of Packtion, earnings were $15.6 million, or $0.86 per diluted share, for the first six months of 2001.

SFAS No. 142 required us to eliminate the amortization of goodwill effective January 1, 2002. However, if we continued to amortize goodwill during the first six months of 2002, we would have recorded additional expense of approximately $2.5 million, or $0.08 per diluted share.

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

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures are subject to certain transfer restrictions until we complete a registered exchange offer.

The issue price for the newly issued 9% Debentures was 103.0 percent of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under our previous U.S. senior secured credit facility, or the U.S. Credit Agreement.

On June 28, 2002, we completed the refinancing of our U.S. Credit Agreement by entering into a new $850 million senior secured credit facility, or the New Credit Agreement. The New Credit Agreement provides us with $100 million of A term loans, $350 million of B term loans and a revolving loan facility of up to $400 million. Under the New Credit Agreement, we may use revolving loans for working capital and other operating needs as well as for acquisitions and other permitted purposes. The A term loans and revolving loan facility mature on June 28, 2008 and the B term loans mature on November 30, 2008. The New Credit Agreement also provides us with an incremental uncommitted term loan facility of up to an additional $275 million which may be used to finance acquisitions and for other permitted purposes.

Under the New Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank Trust Company Americas plus a margin. Initially, the margin for the Eurodollar rate loans will be two percent and the margin for prime rate loans will be one percent. Starting in 2003, the margins are subject to adjustment quarterly based upon financial ratios. Prior to the refinancing, the interest rate for A term loans and revolving loans under our U.S. Credit Agreement was the Eurodollar rate plus a margin of one percent or the prime lending rate of Deutsche Bank Trust Company Americas, and for B term loans an additional 0.5 percent.

As a result of the refinancing of our U.S. Credit Agreement with the New Credit Agreement and the net proceeds from the add-on issuance of our 9% Debentures, we expect that our interest expense will increase during the second half of 2002 as compared to the second half of 2001.

For the first six months of 2002, we used excess proceeds of $174.7 million from the issuance of the 9% Debentures and the refinancing of the U.S. Credit Agreement, cash balances of $4.7 million and proceeds from stock option issuances of $4.1 million to fund cash used in operations of $112.2 million primarily for our seasonal working capital needs, net capital expenditures of $48.7 million, debt issuance costs of $21.1 million and other repayments of long-term debt of $1.5 million.

For the first six months of 2001, we used net borrowings of revolving loans of $173.1 million under the U.S. Credit Agreement, cash proceeds from White Cap of $32.4 million and proceeds from stock option exercises of $0.3 million to fund cash used by operations of $123.9 million primarily for our seasonal working capital needs, net capital expenditures of $46.4 million, the repayment of $3.2 million of long-term debt and our investment in Packtion of $3.0 million and to increase cash balances by $29.1 million.

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

As of June 30, 2002, we had $157.7 million of revolving loans outstanding under the New Credit Agreement which related primarily to seasonal working capital needs. The unused portion of revolving loan commitments under our credit agreements at June 30, 2002, after taking into account outstanding letters of credit, was $229.5 million.

Our Board of Directors has authorized the repurchase of up to $70 million of our Common Stock. As of June 30, 2002, we have repurchased 2,708,975 shares of our Common Stock for an aggregate cost of approximately $61.0 million. We intend to finance future repurchases, if any, of our Common Stock with revolving loan borrowings.

During the first quarter of 2002, certain assets of our metal food container business with carrying values that were previously written down were placed back in service. As a result, we recorded a $2.3 million rationalization credit in our Condensed Consolidated Statements of Income, and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. During the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing one plastic container manufacturing facility. You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 included elsewhere in this Quarterly Report.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. SFAS No. 142 requires that an initial transitional impairment test be performed within six months of the date of adoption. During the second quarter of 2002, we completed the initial impairment test as of January 1, 2002, and no impairment was noted.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44 and amends SFAS No. 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In accordance with SFAS No. 145, certain gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods are required to be reclassified. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003, and all other provisions are effective for transactions occurring after May 15, 2002. We are currently evaluating the impact of this standard.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The written certifications of both of our Co-Chief Executive Officers and of our Chief Financial Officer with respect to this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks, except that we have entered into additional interest rate swap agreements. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2002 included elsewhere in this Quarterly Report.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 29, 2002 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2005 and until their successors are duly elected and qualified;
(2) approving the adoption of the Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan; and (3) ratifying the appointment by our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                             Number of Shares     Number of Shares
                                Voted For             Withheld
                                ---------             --------

     D. Greg Horrigan           15,226,080            2,143,737
     John W. Alden              16,965,918              403,899

Our directors whose term of office continued after the Annual Meeting are Edward
A. Lapekas and Jeffrey C. Crowe, each of whose term of office as a director continues until our annual meeting of stockholders in 2003, and R. Philip Silver and Leigh J. Abramson, each of whose term of office as a director continues until our annual meeting of stockholders in 2004.

The adoption of the Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan was approved at the Annual Meeting. There were 16,944,229 votes cast approving such adoption, 360,304 votes cast against such adoption and 65,284 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved at the Annual Meeting. There were 17,317,031 votes cast ratifying such appointment, 52,136 votes cast against ratification of such appointment and 650 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                      Description
--------------                      -----------

     12                  Ratio of Earnings to Fixed Charges


(b)  Reports on Form 8-K

     1. On May 8, 2002, we filed a Current Report on Form 8-K with which we filed a copy of our press release announcing the completion of the add-on issuance of $200 million principal amount of our 9% Debentures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SILGAN HOLDINGS INC.


Dated:  August 14, 2002                   /s/Anthony J. Allott
-----------------------                   ----------------------------
                                          Anthony J. Allott
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  August 14, 2002                   /s/Nancy Merola
-----------------------                   ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                      EXHIBIT INDEX


    EXHIBIT NO.                              EXHIBIT
    -----------                              -------

        12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2002 and 2001