Form 10-Q
period 2002-09-30
SILGAN HOLDINGS INC
filed 2002-11-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

                            Yes [ X ] No [ ]


As of October 31, 2002, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 18,230,842.

                                  SILGAN HOLDINGS INC.

                                   TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                             3

      Item 1.    Financial Statements                                      3

                 Condensed Consolidated Balance Sheets at                  3
                 September 30, 2002 and 2001 and December 31, 2001

                 Condensed Consolidated Statements of Income for the       4
                 three months ended September 30, 2002 and 2001

                 Condensed Consolidated Statements of Income for the       5
                 nine months ended September 30, 2002 and 2001

                 Condensed Consolidated Statements of Cash Flows for       6
                 the nine months ended September 30, 2002 and 2001

                 Condensed Consolidated Statements of Stockholders'        7
                 Equity (Deficiency) for the nine months ended
                 September 30, 2001 and 2002

                 Notes to Condensed Consolidated Financial Statements      8

      Item 2.    Management's Discussion and Analysis of Financial         20
                 Condition and Results of Operations

      Item 3.    Quantitative and Qualitative Disclosure About Market      29
                 Risk

      Item 4.    Controls and Procedures                                   29

Part II.  Other Information                                                30

      Item 6.    Exhibits and Reports on Form 8-K                          30

Signatures                                                                 31

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act           32
of 2002

Exhibit Index                                                              36

Part I. Financial Information
Item 1.  Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                              Sept. 30,       Sept. 30,       Dec. 31,
                                                                2002            2001            2001
                                                                ----            ----            ----

Assets
Current assets
     Cash and cash equivalents ........................     $   19,794      $   25,753      $   18,009
     Trade accounts receivable, net ...................        316,170         313,765         144,903
     Inventories ......................................        274,935         257,651         262,627
     Prepaid expenses and other current assets ........         13,512          19,397          12,053
                                                            ----------      ----------      ----------
         Total current assets .........................        624,411         616,566         437,592

Property, plant and equipment, net ....................        688,008         677,305         677,542
Goodwill, net .........................................        141,457         150,894         141,465
Other assets ..........................................         68,649          50,173          55,221
                                                            ----------      ----------      ----------
                                                            $1,522,525      $1,494,938      $1,311,820
                                                            ==========      ==========      ==========


Liabilities and Stockholders' Equity
Current liabilities
     Bank revolving loans .............................     $  148,000      $  134,465      $     --
     Current portion of long-term debt ................          1,750          41,911          57,999
     Trade accounts payable ...........................        133,323         138,565         173,851
     Accrued payroll and related costs ................         55,604          51,939          59,215
     Accrued interest payable .........................         18,865          12,247           5,022
     Accrued liabilities ..............................         30,211          13,626          21,631
                                                            ----------      ----------      ----------
         Total current liabilities ....................        387,753         392,753         317,718

Long-term debt ........................................        956,987         983,065         886,770
Other liabilities .....................................        107,357         108,117          92,184

Stockholders' equity
     Common stock .....................................            209             205             205
     Paid-in capital ..................................        124,872         118,258         118,319
     Retained earnings (accumulated deficit) ..........         12,679         (39,751)        (34,937)
     Accumulated other comprehensive income (loss) ....         (6,939)         (7,316)         (8,046)
     Treasury stock ...................................        (60,393)        (60,393)        (60,393)
                                                            ----------      ----------      ----------
         Total stockholders' equity ...................         70,428          11,003          15,148
                                                            ----------      ----------      ----------
                                                            $1,522,525      $1,494,938      $1,311,820
                                                            ==========      ==========      ==========

                                           See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2002 and 2001
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                 2002           2001
                                                                 ----           ----

Net sales ..............................................       $640,854       $590,791

Cost of goods sold .....................................        559,620        511,813
                                                               --------       --------

     Gross profit ......................................         81,234         78,978

Selling, general and administrative expenses ...........         20,364         18,667

Rationalization credits ................................         (2,619)          --
                                                               --------       --------

     Income from operations ............................         63,489         60,311

Gain on assets contributed to affiliate ................           --            5,337

Interest and other debt expense ........................         19,977         19,702
                                                               --------       --------

     Income before income taxes and equity in earnings
       (losses) of affiliates ..........................         43,512         45,946

Provision for income taxes .............................         17,379         18,468
                                                               --------       --------

     Income before equity in earnings (losses) of
         affiliates ....................................         26,133         27,478

Equity in earnings (losses) of affiliates,
   net of income taxes .................................             65           (199)
                                                               --------       --------

     Net income ........................................       $ 26,198       $ 27,279
                                                               ========       ========


Per share data:

     Basic earnings per share .........................           $1.44          $1.53
                                                                  =====          =====

     Diluted earnings per share .......................           $1.42          $1.50
                                                                  =====          =====


Weighted average number of shares:

      Basic ..........................................           18,226         17,812

      Assumed exercise of employee stock options .....              199            329
                                                                 ------         ------

      Diluted ........................................           18,425         18,141
                                                                 ======         ======



                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the nine months ended September 30, 2002 and 2001
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                  2002           2001
                                                                  ----           ----


Net sales ..............................................       $1,521,359     $1,479,722

Cost of goods sold .....................................        1,330,211      1,292,622
                                                               ----------     ----------

     Gross profit ......................................          191,148        187,100

Selling, general and administrative expenses ...........           58,640         56,656

Rationalization (credits) charge .......................           (4,878)         3,490
                                                               ----------     ----------

     Income from operations ............................          137,386        126,954

Gain on assets contributed to affiliate ................             --            5,337

Interest and other debt expense ........................           54,863         63,818
                                                               ----------     ----------

     Income before income taxes, equity in losses
       of affiliates and extraordinary item ............           82,523         68,473

Provision for income taxes .............................           32,597         27,519
                                                               ----------     ----------

     Income before equity in losses of affiliates
       and extraordinary item ..........................           49,926         40,954

Equity in losses of affiliates, net of income taxes ....           (1,711)        (4,003)
                                                               ----------     ----------

     Income before extraordinary item ..................           48,215         36,951

Extraordinary item - loss on early extinguishment
     of debt, net of income taxes ......................             (599)          --
                                                               ----------     ----------

     Net income ........................................       $   47,616     $   36,951
                                                               ==========     ==========


Basic earnings per share:
     Income before extraordinary item ..................           $ 2.66          $2.08
     Extraordinary item ................................            (0.03)           --
                                                                   ------          -----
     Basic net income per share ........................           $ 2.63          $2.08
                                                                   ======          =====

Diluted earnings per share:
     Income before extraordinary item ..................           $ 2.62          $2.05
     Extraordinary item ................................            (0.03)           --
                                                                   ------          -----
     Diluted net income per share ......................           $ 2.59          $2.05
                                                                   ======          =====

Weighted average number of shares:
      Basic ............................................           18,102         17,752
      Assumed exercise of employee stock options .......              283            300
                                                                   ------         ------
      Diluted ..........................................           18,385         18,052
                                                                   ======         ======

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2002 and 2001
                            (Dollars in thousands)
                                 (Unaudited)

                                                                    2002             2001
                                                                    ----             ----


Cash flows provided by (used in) operating activities
     Net income ...........................................    $    47,616      $    36,951
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation .....................................         70,499           66,007
         Amortization .....................................          2,280            5,677
         Rationalization (credits) charge .................         (4,878)           3,490
         Gain on assets contributed to affiliate ..........           --             (5,337)
         Equity in losses of affiliates ...................          2,805            4,003
         Extraordinary item ...............................            983             --
         Other changes that provided (used) cash:
              Trade accounts receivable, net ..............       (171,267)        (151,756)
              Inventories .................................        (12,308)           6,196
              Trade accounts payable ......................        (40,528)         (69,579)
              Accrued liabilities .........................         20,343           (5,767)
              Other, net ..................................         18,207           24,027
                                                               -----------      -----------
         Net cash used in operating activities ............        (66,248)         (86,088)
                                                               -----------      -----------

Cash flows provided by (used in) investing activities
     Investment in equity affiliate .......................           --             (3,039)
     Proceeds from joint venture ..........................           --             32,388
     Capital expenditures .................................        (77,653)         (67,025)
     Proceeds from asset sales ............................            844              309
                                                               -----------      -----------
         Net cash used in investing activities ............        (76,809)         (37,367)
                                                               -----------      -----------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans .....................        953,730          602,424
     Repayments under revolving loans .....................     (1,138,755)        (468,019)
     Proceeds from issuance of long-term debt .............        656,000             --
     Proceeds from stock option exercises .................          4,303              982
     Debt issuance costs ..................................        (21,613)            --
     Repayments of long-term debt .........................       (308,823)          (6,252)
                                                               -----------      -----------
         Net cash provided by financing activities ........        144,842          129,135
                                                               -----------      -----------

Cash and cash equivalents
     Net increase .........................................          1,785            5,680
     Balance at beginning of year .........................         18,009           20,073
                                                               -----------      -----------
     Balance at end of period .............................    $    19,794      $    25,753
                                                               ===========      ===========

Interest paid .............................................    $    40,520      $    61,453
Income taxes paid, net of refunds .........................          3,993            5,208



                             See accompanying notes.


                                                      SILGAN HOLDINGS INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF
                                               STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     For the nine months ended September 30, 2001 and 2002
                                               (Dollars and shares in thousands)
                                                          (Unaudited)



                                                Common Stock                    Retained     Accumulated                Total
                                                ------------                    earnings        other                stockholders'
                                                          Par      Paid-in    (accumulated  comprehensive  Treasury     equity
                                               Shares    value     capital      deficit)    income (loss)    stock   (deficiency)
                                               ------    -----     -------      -------     -------------    -----    ----------

Balance at December 31, 2000 ...............   17,703    $204      $118,099     $(76,702)     $(1,588)     $(60,393)    $(20,380)

Comprehensive income:

      Net income ...........................     --       --          --          36,951         --            --         36,951

      Change in fair value of derivatives,
         net of tax benefit of $3,152 ......     --       --          --            --         (4,690)         --         (4,690)

      Foreign currency translation .........     --       --          --            --         (1,038)         --         (1,038)
                                                                                                                        --------
Comprehensive income .......................                                                                              31,223

Dilution of investment in equity
  affiliate ................................     --       --         (1,402)        --           --            --         (1,402)

Stock option exercises, including
   tax benefit of $580 .....................      143       1         1,561         --           --            --          1,562
                                               ------    ----      --------     --------      -------      --------     --------

Balance at September 30, 2001 ..............   17,846    $205      $118,258     $(39,751)     $(7,316)     $(60,393)     $11,003
                                               ======    ====      ========     ========      =======      ========     ========


Balance at December 31, 2001 ...............   17,854    $205      $118,319     $(34,937)     $(8,046)     $(60,393)    $ 15,148

Comprehensive income:

      Net income ...........................     --       --          --          47,616         --            --         47,616

      Minimum pension liability ............     --       --          --            --           (115)         --           (115)

      Change in fair value of derivatives,
         net of tax provision of $925 ......     --       --          --            --          1,389          --          1,389

      Foreign currency translation .........     --       --          --            --           (167)         --           (167)
                                                                                                                        --------
Comprehensive income .......................                                                                              48,723

Stock option exercises, including
   tax benefit of $2,254 ...................      377       4         6,553         --           --            --          6,557
                                               ------    ----      --------     --------      -------      --------     --------

Balance at September 30, 2002 ..............   18,231    $209      $124,872     $ 12,679      $(6,939)     $(60,393)    $ 70,428
                                               ======    ====      ========     ========      =======      ========     ========


                                                         See accompanying notes.

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


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


Note 2.  Recently Issued Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second quarter of 2002, we completed the initial transitional impairment test as of January 1, 2002 and determined that goodwill was not impaired.

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

Business Combinations and Goodwill and Other Intangible Assets (continued)
--------------------------------------------------------------

The impact of prior period goodwill amortization on reported net income and earnings per share was as follows:


                                                          Three Months Ended           Nine Months Ended
                                                          ------------------           -----------------
                                                       Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                         2002           2001          2002           2001
                                                         ----           ----          ----           ----
                                                          (Dollars in thousands, except per share amounts)

Net income
     Income before extraordinary item ..........        $26,198        $27,279       $48,215        $36,951
     Add back of goodwill amortization,
       net of income taxes .....................           --              789          --            2,304
                                                        -------        -------       -------        -------
     Adjusted income before
       extraordinary item ......................         26,198         28,068        48,215         39,255
     Extraordinary item - loss on early
       extinguishment of debt, net of
       income taxes ............................           --             --            (599)          --
                                                        -------        -------       -------        -------
     Adjusted net income .......................        $26,198        $28,068       $47,616        $39,255
                                                        =======        =======       =======        =======

Basic earnings per share
     Income before extraordinary item ..........          $1.44          $1.53         $2.66          $2.08
     Add back of goodwill amortization,
       net of income taxes .....................           --             0.05          --             0.13
                                                          -----          -----         -----          -----
     Adjusted income before
       extraordinary item ......................           1.44           1.58          2.66           2.21
     Extraordinary item - loss on early
       extinguishment of debt, net of
       income taxes ............................           --             --           (0.03)          --
                                                          -----          -----         -----          -----
     Adjusted net income .......................          $1.44          $1.58         $2.63          $2.21
                                                          =====          =====         =====          =====

Diluted earnings per share
     Income before extraordinary item ..........          $1.42          $1.50         $2.62          $2.05
     Add back of goodwill amortization,
       net of income taxes .....................           --             0.05          --             0.12
                                                          -----          -----         -----          -----
     Adjusted income before
       extraordinary item ......................           1.42           1.55          2.62           2.17
     Extraordinary item - loss on early
       extinguishment of debt, net of
       income taxes ............................           --             --           (0.03)          --
                                                          -----          -----         -----          -----
     Adjusted net income .......................          $1.42          $1.55         $2.59          $2.17
                                                          =====          =====         =====          =====


                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 2.  Recently Issued Accounting Pronouncements  (continued)

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

Extinguishment of Debt and Various Technical Corrections
--------------------------------------------------------

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003. Upon adoption in 2003, we expect to reclassify previously reported extraordinary items from the early extinguishment of debt to income from operations.

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

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization (Credits) Charges and Acquisition Reserves

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


                                                                           Employee        Plant
                                                                           Severance       Exit        Acquisition
                                                                         and Benefits      Costs       Liabilities        Total
                                                                         ------------      -----       -----------        -----
                                                                                        (Dollars in thousands)


Balance at December 31, 2001
----------------------------
AN Can Acquisition ..................................................       $1,491        $ 1,977        $ 2,000         $ 5,468
San Leandro and City of Industry Plant Rationalizations .............         --              197           --               197
Fairfield Plant Rationalization .....................................          237          1,867           --             2,104
Northtown, Kingsburg and Waukegan Plant Rationalizations ............        1,333          1,399           --             2,732
                                                                            ------        -------        -------         -------
Balance at December 31, 2001 ........................................        3,061          5,440          2,000          10,501


Activity for the Nine Months Ended September 30, 2002
-----------------------------------------------------
AN Can Acquisition ..................................................         (657)          (686)        (2,000)         (3,343)
San Leandro and City of Industry Plant Rationalizations .............         --              (79)          --               (79)
Fairfield Plant Rationalization .....................................         --             (218)          --              (218)
Fairfield Rationalization Credit ....................................         (237)          --             --              (237)
Northtown, Kingsburg and Waukegan Plant Rationalizations ............         (728)        (1,137)          --            (1,865)
Northtown, Kingsburg and Waukegan Rationalization Credits ...........         (605)          (262)          --              (867)
                                                                            ------        -------        -------         -------
Total Activity ......................................................       (2,227)        (2,382)        (2,000)         (6,609)

Balance at September 30, 2002
-----------------------------
AN Can Acquisition ..................................................          834          1,291           --             2,125
San Leandro and City of Industry Plant Rationalizations .............         --              118           --               118
Fairfield Plant Rationalization .....................................         --            1,649           --             1,649
Northtown, Kingsburg and Waukegan Plant Rationalizations ............         --             --             --              --
                                                                            ------        -------        -------         -------
Balance at September 30, 2002 .......................................       $  834        $ 3,058        $  --           $ 3,892
                                                                            ======        =======        =======         =======



During the fourth quarter of 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container manufacturing facilities and to cease operation of our composite container department at our Waukegan, Illinois metal food container manufacturing facility. These decisions resulted in a fourth quarter rationalization charge of $7.0 million, consisting of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.4 million for plant exit costs.

                             SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization (Credits) Charges and Acquisition Reserves  (continued)

During the third quarter of 2002, in order to support new business we decided to continue to operate our Kingsburg manufacturing facility. As a result, we recorded a $2.1 million rationalization credit, which consisted of $1.5 million related to certain assets with carrying values that were previously written down but will now remain in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that will remain in service were recorded in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Also, during the third quarter of 2002, all actions related to our rationalization plans for our Northtown and Waukegan manufacturing facilities related to employee severance and benefits and plant exit costs were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit.

During the first quarter of 2002, certain assets of our metal food container business with carrying values that were previously written down were placed back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

During the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing our Fairfield, Ohio plastic container manufacturing facility. This charge consisted of $2.6 million for plant exit costs and $0.9 million for employee severance and benefits. During the third quarter of 2002, all actions related to employee severance and benefits under this plan were completed at amounts less than originally estimated, and, accordingly, we reversed $0.3 million of rationalization reserves as a rationalization credit.

During the first nine months of 2001, we utilized $5.2 million of rationalization and acquisition reserves which were comprised of $1.4 million for employee severance and benefits, $1.6 million for plant exit costs and $2.2 million for acquisition liabilities.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                           Sept. 30,     Sept. 30,     Dec. 31,
                                             2002          2001         2001
                                             ----          ----         ----
                                                  (Dollars in thousands)

Accrued liabilities ...............         $1,883       $ 7,745       $ 8,492
Other liabilities .................          2,009         2,713         2,009
                                            ------       -------       -------
                                            $3,892       $10,458       $10,501
                                            ======       =======       =======

                             SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity (Deficiency). Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                            Sept. 30,    Sept. 30,     Dec. 31,
                                              2002         2001          2001
                                              ----         ----          ----
                                                  (Dollars in thousands)

Foreign currency translation ...........    $(2,083)     $(1,729)      $(1,916)
Change in fair value of derivatives ....     (1,878)      (4,690)       (3,267)
Minimum pension liability ..............     (2,978)        (897)       (2,863)
                                            -------      -------       -------
   Accumulated other comprehensive
     income (loss) .....................    $(6,939)     $(7,316)      $(8,046)
                                            =======      =======       =======


Note 5.  Inventories

Inventories consisted of the following:

                                           Sept. 30,     Sept. 30,     Dec. 31,
                                             2002          2001          2001
                                             ----          ----          ----
                                                  (Dollars in thousands)


Raw materials .....................         $ 32,153     $ 30,682      $ 29,602
Work-in-process ...................           51,101       42,907        45,510
Finished goods ....................          171,264      163,766       168,362
Spare parts and other .............           13,916       12,583        12,128
                                            --------     --------      --------
                                             268,434      249,938       255,602
Adjustment to value inventory
   at cost on the LIFO method .....            6,501        7,713         7,025
                                            --------     --------      --------
                                            $274,935     $257,651      $262,627
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

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 6.  Investment in Affiliate (continued)

We account for our investment in White Cap using the equity method. During the third quarter of 2002, we recorded equity in earnings of White Cap of $0.1 million, net of income taxes. For the nine months ended September 30, 2002, we recorded equity in losses of White Cap of $1.7 million, net of income taxes. The results for the first nine months of 2002 included $2.0 million, net of income taxes, for our portion of White Cap's second quarter rationalization charge to close a metal closure manufacturing facility and $0.7 million, net of income taxes, for our portion of White Cap's gain on the sale of certain assets at a price in excess of book value.


Note 7.  Long-Term Debt

Long-term debt consisted of the following:

                                            Sept. 30,     Sept. 30,     Dec. 31,
                                              2002          2001          2001
                                              ----          ----          ----
                                                  (Dollars in thousands)

Bank debt
   Bank Revolving Loans ................  $  148,000    $  503,400      $333,025
   Bank A Term Loans ...................     100,000       159,218       119,413
   Bank B Term Loans ...................     350,000       188,542       186,588
   Canadian Bank Facility ..............        --           5,129         2,639
                                          ----------    ----------      --------
    Total bank debt ....................     598,000       856,289       641,665

Subordinated debt
   9% Senior Subordinated Debentures ...     505,737       300,000       300,000
   Other ...............................       3,000         3,152         3,104
                                          ----------    ----------      --------
    Total subordinated debt ............     508,737       303,152       303,104

Total debt .............................   1,106,737     1,159,441       944,769
   Less current portion ................     149,750       176,376        57,999
                                          ----------    ----------      --------
                                          $  956,987    $  983,065      $886,770
                                          ==========    ==========      ========

9% Debentures
-------------

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures were subject to certain transfer restrictions until we completed a registered exchange offer on October 28, 2002.

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

9% Debentures (continued)
-------------

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

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the New Credit Agreement until their final maturity. We are required to maintain, for at least one period of 30 consecutive days during each calendar year, total average unutilized revolving loan commitments of at least $90 million. The A term loans and revolving loans mature on June 28, 2008 and the B term loans mature on November 30, 2008. Principal on the A term loans and B term loans is required to be repaid in scheduled annual installments during each of the years set forth below and amounts repaid may not be reborrowed (dollars in thousands):

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

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

The incremental uncommitted term loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance permitted acquisitions, refinance any indebtedness assumed as part of a permitted acquisition, refinance or repurchase subordinated debt and repay outstanding revolving loans.

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

The New Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility. Initially, the commitment fee will be 0.50 percent per annum. After December 31, 2002, the margin will be reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $50 million of our revolving loan facility under the New Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The New Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as Eurodollar rate loans and to the issuers of letters of credit of a facing fee of 1/4 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

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

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

At September 30, 2002, there were $148.0 million of revolving loans outstanding under the New Credit Agreement related primarily to seasonal working capital needs. We currently expect to repay $148.0 million of revolving loans and $1.8 million of term loans within one year.

As a result of this refinancing, we recorded an extraordinary charge of $0.6 million, net of income taxes, or $0.03 per diluted share, in the second quarter of 2002 for the write-off of unamortized financing costs related to the U.S. Credit Agreement.

Interest Rate Swap Agreements
-----------------------------

In August 2002, we entered into interest rate swap agreements for an aggregate notional principal amount of $200 million. Under these agreements, we will pay a fixed rate of interest ranging from 2.5 to 2.7 percent and receive a floating rate of interest based on three month LIBOR. These agreements are effective starting in January 2003 and mature in July 2004. These agreements are accounted for as cash flow hedges.


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

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

Reportable business segment information for our business segments is as follows:


                                                   Metal Food        Plastic          Metal
                                                   Containers(1)   Containers(2)     Closures        Corporate        Total
                                                   ----------      ----------        --------        ---------        -----
                                                                            (Dollars in thousands)

Three Months Ended September 30, 2002
-------------------------------------
Net sales ....................................     $  517,279       $123,575         $  --           $  --         $  640,854
EBITDA(3) ....................................         68,566         18,112            --            (1,491)          85,187
Depreciation and amortization(4) .............         15,508          8,798            --                11           24,317
Segment profit (loss) ........................         53,058          9,314            --            (1,502)          60,870

Three Months Ended September 30, 2001
-------------------------------------
Net sales ....................................     $  471,969       $118,822         $  --           $  --         $  590,791
EBITDA (3) ...................................         65,063         19,284            --            (1,196)          83,151
Depreciation and amortization(4) .............         13,627          9,194            --                19           22,840
Segment profit (loss) ........................         51,436         10,090            --            (1,215)          60,311

Nine Months Ended September 30, 2002
------------------------------------
Net sales ....................................     $1,144,237       $377,122         $  --           $  --         $1,521,359
EBITDA(3) ....................................        140,004         67,736            --            (4,149)         203,591
Depreciation and amortization(4) .............         44,266         26,773            --                44           71,083
Segment profit (loss) ........................         95,738         40,963            --            (4,193)         132,508

Nine Months Ended September 30, 2001
------------------------------------
Net sales ....................................     $1,055,432       $378,040         $46,250         $  --         $1,479,722
EBITDA(3) ....................................        130,945         67,399           5,743          (3,216)         200,871
Depreciation and amortization(4) .............         40,281         27,599           2,475              72           70,427
Segment profit (loss) ........................         90,664         39,800           3,268          (3,288)         130,444



     (1) Excludes rationalization credits of $2.3 million recorded in each of the first quarter and third quarter of 2002.
     (2) Excludes a rationalization credit of $0.3 million recorded in the third quarter of 2002 and a rationalization charge of $3.5 million recorded in the first quarter of 2001.

                            SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2002 and 2001 and for the
                 three and nine months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

     (3) EBITDA means earnings before extraordinary items, equity in earnings (losses) of affiliates, interest, income taxes, depreciation and amortization, as adjusted to add back rationalization charges and subtract rationalization credits and the gain on assets contributed to affiliate. We believe EBITDA provides important information in enabling us to assess our ability to service and incur debt. EBITDA is not intended to be a measure of profitability in isolation or as a substitute for net income or other operating income or cash flow data prepared in accordance with accounting principles generally accepted in the United States and may not be comparable to other similarly titled measures of other companies.

     (4) Depreciation and amortization excludes debt cost amortization of $0.9 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2001, depreciation and amortization includes goodwill amortization of $0.6 million for the metal food container business and $0.7 million for the plastic container business. For the nine months ended September 30, 2001, depreciation and amortization includes goodwill amortization of $1.8 million for the metal food container business and $2.1 million for the plastic container business.

Total segment profit is reconciled to income before income taxes, equity in earnings (losses) of affiliates and extraordinary item as follows:


                                                           Three Months Ended             Nine Months Ended
                                                           ------------------             -----------------
                                                         Sept. 30,     Sept. 30,      Sept. 30,       Sept. 30,
                                                           2002          2001           2002            2001
                                                           ----          ----           ----            ----
                                                                        (Dollars in thousands)


Total segment profit ................................    $60,870        $60,311       $132,508        $130,444
Rationalization (credits) charge ....................     (2,619)          --           (4,878)          3,490
Gain on assets contributed to affiliate .............       --            5,337           --             5,337
Interest and other debt expense .....................     19,977         19,702         54,863          63,818
                                                         -------        -------       --------        --------
  Income before income taxes, equity in earnings
    (losses) of affiliates and extraordinary item ...    $43,512        $45,946       $ 82,523        $ 68,473
                                                         =======        =======       ========        ========


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

RESULTS OF OPERATIONS

Certain unaudited income statement data expressed as a percentage of net sales for the three and nine months ended September 30, 2002 and 2001 are provided below.


                                                                 Three Months Ended            Nine Months Ended
                                                                 ------------------            -----------------
                                                               Sept. 30,     Sept. 30,       Sept. 30,     Sept. 30,
                                                                 2002          2001            2002          2001
                                                                 ----          ----            ----          ----

Net sales
  Metal food containers .................................        80.7%         79.9%           75.2%         71.3%
  Plastic containers ....................................        19.3          20.1            24.8          25.6
  Metal closures ........................................         --            --              --            3.1
                                                                -----         -----           -----         -----
     Consolidated .......................................       100.0         100.0           100.0         100.0
Cost of goods sold ......................................        87.3          86.6            87.4          87.4
                                                                -----         -----           -----         -----
Gross profit ............................................        12.7          13.4            12.6          12.6
Selling, general and administrative expenses ............         3.2           3.2             3.9           3.8
Rationalization (credits) charge ........................        (0.4)          --             (0.3)          0.2
                                                                -----         -----           -----         -----
Income from operations ..................................         9.9          10.2             9.0           8.6
Gain on assets contributed to affiliate .................         --            0.9             --            0.4
Interest and other debt expense .........................         3.1           3.3             3.6           4.3
                                                                -----         -----           -----         -----
Income before income taxes, equity in earnings
  (losses) of affiliates and extraordinary item .........         6.8           7.8             5.4           4.7
Provision for income taxes ..............................         2.7           3.1             2.1           1.9
                                                                -----         -----           -----         -----
Income before equity in earnings (losses) of
  affiliates and extraordinary item .....................         4.1           4.7             3.3           2.8
Equity in earnings (losses) of affiliates, net of
  income taxes ..........................................         --            --             (0.1)         (0.3)
                                                                -----         -----           -----         -----
Income before extraordinary item ........................         4.1           4.7             3.2           2.5
Extraordinary item - loss on early extinguishment
  of debt, net of income taxes ..........................         --            --             (0.1)          --
                                                                -----         -----           -----         -----
Net income ..............................................         4.1%          4.7%            3.1%         2.5%
                                                                =====         =====           =====         =====


Summary unaudited results of operations for the three and nine months ended September 30, 2002 and 2001 are provided below.


                                     Three Months Ended     Nine Months Ended
                                     ------------------     -----------------
                                   Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                     2002        2001        2002        2001
                                     ----        ----        ----        ----
                                               (Dollars in millions)

Net sales
   Metal food containers .......    $517.3     $472.0     $1,144.3     $1,055.4
   Plastic containers ..........     123.6      118.8        377.1        378.0
   Metal closures ..............      --         --           --           46.3
                                    ------     ------     --------     --------
      Consolidated .............    $640.9     $590.8     $1,521.4     $1,479.7
                                    ======     ======     ========     ========

Income from operations
   Metal food containers (1) ...    $ 55.4     $ 51.4     $  100.3     $   90.7
   Plastic containers(2) .......       9.6       10.1         41.3         36.3
   Metal closures ..............      --         --           --            3.3
   Corporate ...................      (1.5)      (1.2)        (4.2)        (3.3)
                                    ------     ------     --------     --------
      Consolidated .............    $ 63.5     $ 60.3     $  137.4     $  127.0
                                    ======     ======     ========     ========

     (1) Includes rationalization credits of $2.3 million recorded in each of the first quarter and third quarter of 2002.

     (2) Includes a rationalization credit of $0.3 million recorded in the third quarter of 2002 and a rationalization charge of $3.5 million recorded in the first quarter of 2001.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Net Sales. Consolidated net sales increased $50.1 million, or 8.5 percent, to $640.9 million for the third quarter of 2002, as compared to net sales of $590.8 million for the third quarter of 2001. This increase was the result of higher net sales in the metal food container business and, to a lesser extent, higher net sales in the plastic container business.

Net sales for the metal food container business were $517.3 million for third quarter of 2002, an increase of $45.3 million, or 9.6 percent, from net sales of $472.0 million for the same period in 2001. This increase was primarily attributable to an 8.9 percent increase in unit volume as a result of new business and a stronger fruit and vegetable pack as compared to last year.

Net sales for the plastic container business of $123.6 million for the three months ended September 30, 2002 increased $4.8 million, or 4.0 percent, from net sales of $118.8 million for the same period in 2001. This increase was primarily a result of higher unit volume, partially offset by lower average selling prices due principally to a less favorable sales mix.

Cost of Goods Sold. Cost of goods sold was 87.3 percent of consolidated net sales for the third quarter of 2002, an increase of 0.7 percentage points as compared to 86.6 percent for the same period in 2001. The metal food container and the plastic container businesses both experienced a decrease in gross margin. The decrease in the metal food container business was primarily attributable to higher manufacturing costs to initially absorb new business, the effect of price adjustments related to certain contract negotiations, higher depreciation expense and increased health and welfare costs, partially offset by higher volume and the elimination of goodwill amortization. In the plastic container business, the decline in gross margin resulted primarily from a less favorable sales mix and higher employee health and welfare costs, partially offset by the elimination of goodwill amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.4 million, or 3.2 percent of consolidated net sales, for the third quarter of 2002 as compared to $18.7 million, or 3.2 percent of consolidated net sales, for the same period in 2001. Selling, general and administrative expenses in the plastic container business increased as a result of higher selling and commercial development expenses.

Income from Operations. Excluding the rationalization credits, income from operations for the third quarter of 2002 increased $0.6 million, or 1.0 percent, to $60.9 million as compared to $60.3 million for the same period in 2001. Income from operations for the third quarter of 2001 included $1.3 million of goodwill amortization. Excluding the benefit from the elimination of goodwill amortization, income from operations decreased primarily as a result of lower income from operations in the plastic container business, partially offset by higher income from operations in the metal food container business. Excluding the rationalization credits, operating margin declined 0.7 percentage points to
9.5 percent for the third quarter of 2002, as compared to 10.2 percent for the same period in 2001, primarily as a result of lower margins in both the metal food container and plastic container businesses. Including the rationalization credits, income from operations and operating margin for the third quarter of 2002 were $63.5 million and 9.9 percent, respectively.

In the third quarter of 2002, we recorded rationalization credits of $2.3 million primarily related to the decision to support new business by continuing to operate a metal food container manufacturing facility that was previously expected to be closed and $0.3 million related to certain aspects of a rationalization plan to close a plastic container manufacturing facility that were completed at amounts less than originally estimated.

Excluding the rationalization credit of $2.3 million, income from operations of the metal food container business in the third quarter of 2002 increased $1.7 million, or 3.3 percent, to $53.1 million as compared to $51.4 million for the third quarter of 2001. Excluding the rationalization credit, operating margin decreased 0.6 percentage points to 10.3 percent in the third quarter of 2002 as compared to 10.9 percent for the same period in 2001. Income from operations of the metal food container business for the third quarter of 2001 included $0.6 million of goodwill amortization. The increase in income from operations was principally due to higher sales and the elimination of goodwill amortization, largely offset by higher manufacturing costs to initially absorb new business, the effect of price adjustments related to certain contract negotiations, increased depreciation expense and higher health and welfare costs. Including the rationalization credit, income from operations and operating margin for the third quarter of 2002 were $55.4 million and 10.7 percent, respectively.

Excluding the rationalization credit of $0.3 million, income from operations for the plastic container business for the third quarter of 2002 decreased $0.8 million, or 7.9 percent, to $9.3 million as compared to $10.1 million for the same period in 2001, and operating margin decreased 1.0 percentage points to 7.5 percent as compared to 8.5 percent for the third quarter of 2001. Income from operations of the plastic container business for the third quarter of 2001 included $0.7 million of goodwill amortization. The decrease in income from operations and operating margin was primarily a result of a less favorable sales mix, higher selling and commercial development expenses and higher employee health and welfare costs, partially offset by higher sales and the elimination of goodwill amortization. Including the rationalization credit, income from operations and operating margin of the plastic container business were $9.6 million and 7.8 percent, respectively, for the third quarter of 2002.

Interest Expense. Interest expense increased $0.3 million to $20.0 million for the third quarter of 2002 as compared to the same period in 2001. The increase in interest expense was primarily the result of a higher average interest rate due to the add-on issuance of $200 million of 9% Debentures and higher interest rate spreads over LIBOR as a result of the refinancing of the U.S. Credit Agreement, both of which occurred in the second quarter of 2002. The effect of the higher average interest rate was largely offset by approximately $35 million in lower average borrowings as compared to the same period in 2001.

Income Taxes. During the third quarter of 2002, we increased our estimated annual effective tax rate to 39.5 percent and adjusted the estimated income tax rates used in prior quarters through the third quarter provision for income taxes. The provision for income taxes for the third quarter of 2002 and 2001 was recorded at an effective annual income tax rate of 39.9 percent and 40.2 percent, respectively.

Net Income and Earnings per Share. Net income for the third quarter of 2002 was $26.2 million, or $1.42 per diluted share, as compared to net income of $27.3 million, or $1.50 per diluted share, for the third quarter of 2001. Net income for the third quarter of 2002 included rationalization credits of $2.6 million, or $0.08 per diluted share. Net income for the third quarter of 2001 included a gain on assets contributed to the White Cap joint venture of $5.3 million, or $0.17 per diluted share.

Excluding the rationalization credits, earnings were $24.6 million, or $1.34 per diluted share, for the third quarter of 2002. Excluding the gain on assets contributed to the White Cap joint venture, earnings were $24.1 million, or $1.33 per diluted share, for the third quarter of 2001.

SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," required us to eliminate the amortization of goodwill effective January 1, 2002. For the third quarter of 2001, we recorded goodwill amortization of approximately $1.3 million, or $0.05 per diluted share.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

Net Sales. Consolidated net sales increased $41.7 million, or 2.8 percent, to $1.521 billion for the nine months ended September 30, 2002, as compared to net sales of $1.480 billion for the first nine months in 2001. This increase was largely the result of higher unit volume of the metal food container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture. Excluding net sales of $46.3 million of the metal closure business in 2001, net sales for the first nine months of 2002 increased $88.0 million, or 6.1 percent, as compared to the same period in the prior year.

Net sales for the metal food container business were $1.144 billion for the nine months ended September 30, 2002, an increase of $88.9 million, or 8.4 percent, from net sales of $1.055 billion for the same period in 2001. This increase was primarily attributable to higher unit volume as a result of new business and a stronger fruit and vegetable pack as compared to last year.

Net sales for the plastic container business of $377.1 million for the nine months ended September 30, 2002 decreased $0.9 million, or 0.2 percent, from net sales of $378.0 million for the same period in 2001. This decrease was primarily a result of lower average selling prices due to the pass through of lower resin costs and a less favorable mix, largely offset by higher unit volume.

Cost of Goods Sold. Cost of goods sold was 87.4 percent of consolidated net sales for the nine months ended September 30, 2002, essentially unchanged as compared to the same period in 2001. Higher volume and the elimination of goodwill amortization in both the metal food container and the plastic container businesses offset the effect of price adjustments related to certain contract negotiations, higher manufacturing costs to initially absorb new business and higher depreciation expense in the metal food container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $58.6 million, or 3.9 percent of consolidated net sales, for the nine months ended September 30, 2002, as compared to $56.7 million, or 3.8 percent, for the same period in 2001. This increase was primarily due to higher selling and commercial development expenses in the plastic container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture.

Income from Operations. Excluding rationalization credits and charges in both periods, income from operations for the first nine months of 2002 increased $2.0 million, or 1.5 percent, to $132.5 million as compared to $130.5 million in the same period in 2001. Income from operations for the first nine months of 2001 included $3.9 million of goodwill amortization and $3.3 million of income from operations from the metal closure business which was contributed to the White Cap joint venture in 2001. Excluding rationalization credits and charges in both periods, the benefit from the elimination of goodwill amortization and income from operations of the metal closure business, income from operations for the first nine months of 2002 increased as compared to the same period in 2001 primarily due to higher income from operations in the metal food container business. Excluding rationalization credits and charges in both periods, operating margin decreased 0.1 percentage points to 8.7 percent as compared to
8.8 percent for the same period in 2001 as a result of lower operating margin in the metal food container business, partially offset by higher operating margin in the plastic container business. Including the effects of rationalization credits and charges, income from operations for the first nine months of 2002 increased $10.4 million, or 8.2 percent, to $137.4 million as compared to $127.0 million in the same period in 2001.

In the third quarter of 2002, we recorded rationalization credits of $2.3 million primarily related to the decision to support new business by continuing to operate a metal food container manufacturing facility that was previously expected to be closed and $0.3 million related to certain aspects of a rationalization plan to close a plastic container manufacturing facility that were completed at amounts less than originally estimated. In the first quarter of 2002, we recorded a rationalization credit of $2.3 million primarily relating to certain assets of our metal food container business previously written down that were placed back in service. In the first quarter of 2001, we recorded a rationalization charge of $3.5 million relating to closing a plastic container manufacturing facility.

Excluding rationalization credits in 2002, income from operations of the metal food container business for the first nine months of 2002 increased $5.0 million, or 5.5 percent, to $95.7 million as compared to $90.7 million for the first nine months of 2001, while operating margin decreased 0.2 percentage points to 8.4 percent as compared to 8.6 percent for the same period in 2001. Income from operations of the metal food container business for the first nine months of 2001 included $1.8 million of goodwill amortization. The increase in income from operations was principally due to higher unit volume and the elimination of goodwill amortization, partially offset by the effect of price adjustments related to certain contract negotiations, higher manufacturing costs incurred to initially absorb new business and increased depreciation expense. Including the rationalization credits, income from operations of the metal food container business was $100.3 million and operating margin was 8.8 percent for the nine months ended September 30, 2002.

Excluding rationalization credits and charges in both periods, income from operations for the plastic container business for the nine months ended September 30, 2002 increased $1.2 million, or 3.0 percent, to $41.0 million as compared to $39.8 million for the same period in 2001, and operating margin increased 0.4 percentage points to 10.9 percent as compared to 10.5 percent for the first nine months of 2001. Income from operations of the plastic container business for the first nine months of 2001 included $2.1 million of goodwill amortization. Excluding the benefit from the elimination of goodwill amortization, income from operations and operating margin of the plastic container business for the first nine months of 2002 decreased primarily as a result of higher selling and commercial development expenses. Including the effects of rationalization credits and charges in both periods, income from operations and operating margin for the plastic container business were $41.3 million and 11.0 percent, respectively, for the first nine months of 2002 and $36.3 million and 9.6 percent, respectively, for the same period in 2001.

Interest Expense. Interest expense decreased $8.9 million to $54.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This decrease resulted from approximately $80 million in lower average borrowings as compared to the same period last year and a lower average interest rate. Despite the add-on issuance of $200 million of 9% Debentures and higher interest rate spreads over LIBOR as a result of the refinancing of the U.S. Credit Agreement, we experienced a lower average interest rate for the first nine months of 2002 as compared to the first nine months of 2001 as a result of lower LIBOR rates.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2002 and 2001 was recorded at an estimated effective annual income tax rate of 39.5 percent and 40.2 percent, respectively.

Net Income and Earnings per Share. Net income for the first nine months of 2002 was $47.6 million, or $2.59 per diluted share, as compared to net income of $37.0 million, or $2.05 per diluted share, for the first nine months of 2001. Net income for the first nine months of 2002 included our share of White Cap's rationalization charge of $2.0 million, net of tax, or $0.11 per diluted share, and our share of White Cap's gain on the sale of assets of $0.7 million, net of tax, or $0.04 per diluted share. Net income for the first nine months of 2002 also included rationalization credits totaling $4.9 million, or $0.16 per diluted share, and an extraordinary charge, net of tax, of $0.6 million, or $0.03 per diluted share, for the write-off of unamortized financing costs as a result of the refinancing of the U.S. Credit Agreement. Net income for the first nine months of 2001 included a rationalization charge of $3.5 million, or $0.12 per diluted share, a gain on assets contributed to White Cap of $5.3 million, or $0.18 per diluted share, and equity in losses of Packtion Corporation, or Packtion, a now dissolved e-commerce packaging venture, of $3.8 million, or $0.21 per diluted share.

Excluding our share of White Cap's rationalization charge and White Cap's gain on the sale of assets and the rationalization credits and extraordinary charge in 2002, earnings for the first nine months of 2002 were $46.6 million, or $2.53 per diluted share. Excluding the rationalization charge, the gain on assets contributed to White Cap and equity in losses of Packtion, earnings were $39.7 million, or $2.20 per diluted share, for the first nine months of 2001.

SFAS No. 142 required us to eliminate the amortization of goodwill effective January 1, 2002. For the first nine months of 2001, we recorded goodwill amortization of approximately $3.9 million, or $0.12 per diluted share.

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

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Debentures in a private placement. The newly issued 9% Debentures were an add-on issuance under the Indenture for our existing 9% Debentures originally issued in June 1997. The terms of the newly issued 9% Debentures are identical to the existing 9% Debentures issued in June 1997 except that the newly issued 9% Debentures were subject to certain transfer restrictions until we completed a registered exchange offer on October 28, 2002.

The issue price for the newly issued 9% Debentures was 103 percent of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under the U.S. Credit Agreement.

On June 28, 2002, we completed the refinancing of the U.S. Credit Agreement by entering into a new $850 million senior secured credit facility. The New Credit Agreement provides us with $100 million of A term loans, $350 million of B term loans and a revolving loan facility of up to $400 million. Under the New Credit Agreement, we may use revolving loans for working capital and other operating needs as well as for acquisitions and other permitted purposes. The A term loans and revolving loan facility mature on June 28, 2008 and the B term loans mature on November 30, 2008. The New Credit Agreement also provides us with an incremental uncommitted term loan facility of up to an additional $275 million which may be used to finance acquisitions and for other permitted purposes.

Under the New Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank Trust Company Americas plus a margin. Initially, the margin for Eurodollar rate loans is two percent and the margin for prime rate loans is one percent. Starting in 2003, the margins are subject to adjustment quarterly based upon financial ratios. Prior to the refinancing, the interest rate for A term loans and revolving loans under the U.S. Credit Agreement was the Eurodollar rate plus a margin of one percent or the prime lending rate of Deutsche Bank Trust Company Americas and for B term loans an additional 0.5 percent.

As a result of the refinancing of the U.S. Credit Agreement with the New Credit Agreement and the net proceeds from the add-on issuance of our 9% Debentures, we expect that our interest expense will increase during the fourth quarter of 2002 as compared to the fourth quarter of 2001.

For the first nine months of 2002, we used proceeds of $206.0 million from the add-on issuance of 9% Debentures, proceeds from stock option exercises of $4.3 million and proceeds from asset sales of $0.8 million to fund capital expenditures of $77.6 million, cash used in operations of $66.2 million primarily for our seasonal working capital needs, net repayments of revolving loans and long-term debt of $43.9 million and debt issuance costs of $21.6 million and to increase cash balances by $1.8 million.

For the first nine months of 2001, we used net borrowings of revolving loans of $134.4 million under the U.S. Credit Agreement, cash proceeds from White Cap of $32.4 million, proceeds from stock option exercises of $1.0 million and proceeds from asset sales of $0.3 million to fund cash used by operations of $86.1 million primarily for our seasonal working capital needs, capital expenditures of $67.0 million, the repayment of $6.3 million of long-term debt and our investment in Packtion of $3.0 million and to increase cash balances by $5.7 million.

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

During the third quarter of 2002, at our seasonal borrowing peak we had $226.1 million of revolving loans outstanding under our senior secured credit facilities related primarily to seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of September 30, 2002, we had $148.0 million of revolving loans outstanding under the New Credit Agreement which related primarily to seasonal working capital needs. The unused portion of revolving loan commitments under our credit facilities at September 30, 2002, after taking into account outstanding letters of credit, was $239.2 million.

Our Board of Directors has authorized the repurchase of up to $70 million of our common stock. As of September 30, 2002, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million. We intend to finance future repurchases, if any, of our common stock with revolving loan borrowings.

During the third quarter of 2002, we recorded rationalization credits of $2.3 million primarily related to the decision to support new business by continuing to operate a metal food container manufacturing facility that was previously expected to be closed and $0.3 million related to certain aspects of a rationalization plan to close a plastic container manufacturing facility that were completed at amounts less than originally estimated. During the first quarter of 2002, we recorded a $2.3 million rationalization credit related to certain assets of our metal food container business with carrying values previously written down that were placed back in service. During the first quarter of 2001, we recorded a rationalization charge of $3.5 million related to closing one plastic container manufacturing facility. You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 included elsewhere in this Quarterly Report.

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

We are in compliance with all financial and operating covenants contained in the financing agreements governing our indebtedness and believe that we will continue to be in compliance with all such covenants during 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangibles to be assessed for impairment each year and more frequently if circumstances indicate a possible impairment. During the second quarter of 2002, we completed the initial transitional impairment test as of January 1, 2002 and determined that goodwill was not impaired.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003. Upon adoption in 2003, we expect to reclassify previously reported extraordinary items from the early extinguishment of debt to income from operations.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks, except that we have entered into additional interest rate swap agreements. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2002 included elsewhere in this Quarterly Report.

Item 4.  CONTROLS AND PROCEDURES
         -----------------------

Within the 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                      Description
--------------                      -----------

     12                  Ratio of Earnings to Fixed Charges



(b) Reports on Form 8-K

     1. On July 12, 2002, we filed a Current Report on Form 8-K related to our new $850 million senior secured credit facility which refinanced our existing U.S. credit facility.

     2. On August 7, 2002, we filed a Current Report on Form 8-K which indicated pursuant to Item 9 that our principal executive officers and our principal financial officer each submitted to the Securities and Exchange Commission, or the SEC, a statement under oath as required by the SEC's Order Requiring the Filing of Sworn Statements Pursuant to
          Section 21(a) (1) of the Securities Exchange Act of 1934 (Order No. 4-460, June 27, 2002) and with which copies of such statements were furnished.

     3. On August 14, 2002, we filed a Current Report on Form 8-K which indicated pursuant to Item 9 that the written certifications of both of our Co-Chief Executive Officers and our Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
          Section 1350), accompanied our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002 as additional correspondence and with which copies of such written certifications were furnished.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          SILGAN HOLDINGS INC.


Dated:  November 14, 2002                 /s/Anthony J. Allott
-------------------------                 ----------------------------
                                          Anthony J. Allott
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  November 14, 2002                 /s/Nancy Merola
-------------------------                 ----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, D. Greg Horrigan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Silgan Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                                  /s/ D. Greg Horrigan
                                                  --------------------------
                                                  President and
                                                  Co-Chief Executive Officer



CERTIFICATION

I, R. Philip Silver, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Silgan Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



                                                  /s/ R. Philip Silver
                                                  --------------------------
                                                  Chairman of the Board and
                                                  Co-Chief Executive Officer


CERTIFICATION

I, Anthony J. Allott, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Silgan Holdings Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



                                                  /s/ Anthony J. Allott
                                                  ----------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                      EXHIBIT INDEX


    EXHIBIT NO.                              EXHIBIT
    -----------                              -------

        12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2002 and 2001