Form 10-K
period 2002-12-31
SILGAN HOLDINGS INC
filed 2003-03-31
CIK 849869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________

                        Commission file number 000-22117

                              SILGAN HOLDINGS INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                               06-1269834
       ---------------------------------              -------------------
         (State or Other Jurisdiction                  (I.R.S. Employer
       of Incorporation or Organization)              Identification No.)

               4 Landmark Square
             Stamford, Connecticut                           06901
   ----------------------------------------               ----------
   (Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number, Including Area Code (203) 975-7110
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the price at which the Registrant's Common Stock was last sold as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $435.6 million. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2003, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 18,239,242.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 5, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                      TABLE OF CONTENTS



                                                                                                Page
                                                                                                ----

Part I........................................................................................... 1
   Item 1.    Business........................................................................... 1
   Item 2.    Properties.........................................................................13
   Item 3.    Legal Proceedings..................................................................15
   Item 4.    Submission of Matters to a Vote of Security Holders................................15
PART II..........................................................................................16
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............16
   Item 6.    Selected Financial Data............................................................16
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................19
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................35
   Item 8.    Financial Statements and Supplementary Data........................................36
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................36
PART III.........................................................................................37
   Item 10.   Directors and Executive Officers of the Registrant.................................37
   Item 11.   Executive Compensation.............................................................37
   Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters.............    ...............................................37
   Item 13.   Certain Relationships and Related Transactions.....................................37
   Item 14.   Controls and Procedures............................................................37
PART IV..........................................................................................38
   Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K..................38



                                       PART I

Item 1.  Business.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of $1.988 billion in 2002. Our products are used for a wide variety of end markets and we have 68 manufacturing plants throughout North America. Our product lines include:

       o  steel and aluminum containers for human and pet food;

       o custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products; and

       o  metal, composite and plastic closures for food and beverage products.

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of approximately 49 percent in 2002. Our leadership in this market is driven by our high levels of quality, service and technological support, low cost producer position, strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry. For 2002, our metal food container business had net sales of $1.487 billion (approximately 75 percent of our consolidated net sales) and income from operations of $120.6 million (approximately 70 percent of our consolidated income from operations). Additionally, with our acquisition in March 2003 of the remaining 65 percent equity interest in Amcor White Cap, LLC, or White Cap, that we did not already own, we are also a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products. Following the acquisition, we renamed this business Silgan Closures LLC.

     We are a leading manufacturer of plastic containers in North America for personal care products. Our success in the plastic packaging market is largely due to our demonstrated ability to provide high levels of quality, service and technological support, our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2002, our plastic container business had net sales of $501.3 million (approximately 25 percent of our consolidated net sales) and income from operations of $52.9 million (approximately 30 percent of our consolidated income from operations).

     Our customer base includes some of the world's best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply contracts, our high retention of customers' business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2003 approximately 85 percent of our projected metal food container sales and a majority of our projected plastic container sales will be under multi-year supply arrangements.

     Our objective is to increase shareholder value through efficiently deploying capital and management resources to grow our business and reduce costs of existing operations and to complete acquisitions that generate attractive cash returns. We believe that we will accomplish this goal because of our leading market positions and management expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

     We were founded in 1987 by our Co-Chief Executive Officers, R. Philip Silver and D. Greg Horrigan, former members of senior management of the packaging operations of Continental Group Inc., or Continental Can, which in the mid-1980's was one of the largest packaging companies in the world. Our senior executive management has on average 25 years of experience in the packaging industry. Mr. Silver and Mr. Horrigan have approximately a 39 percent ownership interest in Silgan Holdings. Management's large ownership interest in Silgan Holdings fosters an entrepreneurial management style and places a primary focus on creating shareholder value.

Our History

     Since our inception in 1987, we have acquired nineteen businesses. Most recently, in March, 2003 we acquired the remaining 65 percent equity interest in White Cap that we did not already own. This business manufactures metal, composite and plastic closures for food and beverage products. In January, 2003, we also acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a manufacturer of decorated plastic tubes primarily for personal care products. Additionally, we have recently announced that we will acquire PCP Can Manufacturing, Inc., or PCP Can Manufacturing, a subsidiary of Pacific Coast Producers, or PCP, through which PCP self-manufactures its metal food containers. This acquisition is expected to close in April 2003. As part of this announced acquisition, we will also be entering into a long-term supply agreement with PCP for its requirements of metal food containers.

     As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately 49 percent in 2002. Our plastic container business has also improved its market position since 1987, with sales increasing more than fivefold to $501.3 million in 2002. The following chart shows our acquisitions since our inception:

           Acquired Business                     Year          Products
           -----------------                     ----          --------
Nestle Food Company's metal container            1987    Metal food containers
  manufacturing division
Monsanto Company's plastic container business    1987    Plastic containers
Fort Madison Can Company of The Dial             1988    Metal food containers
  Corporation
Seaboard Carton Division of Nestle Food          1988    Paperboard containers
  Company
Aim Packaging, Inc.                              1989    Plastic containers
Fortune Plastics Inc.                            1989    Plastic containers
Express Plastic Containers Limited               1989    Plastic containers
Amoco Container Company                          1989    Plastic containers
Del Monte Corporation's U.S. can                 1993    Metal food containers
  manufacturing operations
Food Metal and Specialty business of             1995    Metal food containers,
  American National Can Company                          steel closures and Omni
                                                         plastic containers
Finger Lakes Packaging Company, Inc., a          1996    Metal food containers
  subsidiary of Birds Eye Foods, Inc.
Alcoa Inc.'s North American aluminum roll-on     1997    Aluminum roll-on
  closure business                                       closures
Rexam plc's North American plastic container     1997    Plastic containers and
  business                                               closures
Winn Packaging Co.                               1998    Plastic containers
Campbell Soup Company's steel container          1998    Metal food containers
  manufacturing business
Clearplass Containers, Inc.                      1998    Plastic containers
RXI Holdings, Inc.                               2000    Plastic containers and
                                                         plastic closures, caps,
                                                         sifters and fitments
Thatcher Tubes LLC                               2003    Plastic tubes
Amcor White Cap, LLC                             2003    Metal, composite and
                                                         plastic closures

Our Strategy

     We intend to enhance our position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

Expand Through Acquisitions That Generate Attractive Cash Returns and Through Internal Growth

     We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to acquire businesses that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to rapidly increase our net sales and income from operations, which have grown at a compound annual growth rate of
11.0 percent and 14.1 percent, respectively, since 1994.

     During the past fifteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle Food Company, or Nestle, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, and Campbell Soup Company, or Campbell, as well as our recently announced acquisition of PCP Can Manufacturing, reflect this trend. We estimate that approximately 10 percent of the market for metal food containers is still served by self-manufacturers.

     We have improved our market position for our plastic container business since 1987, with sales increasing more than fivefold to $501.3 million in 2002. We achieved this improvement primarily through strategic acquisitions, including most recently Thatcher Tubes, as well as through internal growth. The plastic container business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. With our acquisition of Thatcher Tubes in January 2003, we extended our business into decorated plastic tubes primarily for personal care products to complement our plastic container business. Additionally, with our acquisition of RXI Holdings, Inc., or RXI, in October 2000 we expanded our business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. We expect to continue to generate internal growth in our plastic container business. For example, we intend to aggressively market our decorated plastic tubes and plastic closures to existing customers of our plastic container business. Additionally, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

     In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own for a purchase price of $37.1 million in cash and refinanced approximately $90 million of debt of the business. The business is a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products with seven manufacturing facilities in the United States and Mexico. In 2002, the business had approximately $250 million of net sales. Previously, in July 2001 we had contributed our metal closure business to White Cap for $32.4 million in cash and a 35 percent equity interest. In 2000, our metal closure business had net sales of approximately $90 million and, unlike White Cap, did not have a market leading position or the capability to manufacture plastic or composite closures for food and beverage products.

Enhance Profitability of Acquired Companies Through Productivity Improvements and Cost Reductions

     We intend to continue to enhance profitability through productivity and cost reduction opportunities from acquired businesses. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, we expect that our acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. We expect to continue to benefit from economies of scale and from the elimination of redundant selling and administrative functions. We also expect that our recent acquisitions will provide us with additional opportunities to enhance profitability through productivity and cost reduction opportunities as well as manufacturing efficiencies. In addition to the benefits realized through the integration of acquired businesses, we have improved the operating performance of our plant facilities by investing capital for productivity improvements and manufacturing cost reductions.

Supply "Best Value" Packaging Products With High Levels of Quality, Service and Technological Support

     Since our inception we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be "best value." Within our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made, and are making, significant capital investments to offer our customers value added features such as convenience ends for our metal food containers. Within our plastic container business, we provide high levels of quality and service and focus on value added, custom designed plastic containers to meet changing product and packaging demands of brand owners. With our acquisition of Thatcher Tubes, we believe that we are one of the few plastic packaging businesses that can custom design and manufacture both plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier Furthermore, with our acquisition of RXI, we also believe that we are one of the few businesses that can custom design and manufacture both plastic containers and plastic closures. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technology support.

Maintain Low Cost Producer Position

         We will continue pursuing opportunities to strengthen our low cost position in our business by:

       o maintaining a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of consolidated net sales;

       o  achieving and maintaining economies of scale;

       o investing in new technologies to increase manufacturing and production efficiency;

       o  rationalizing our existing plant structure; and

       o  serving our customers from our strategically located plants.

     Through our facilities dedicated to our metal food container products, we believe that we provide the most comprehensive equipment capabilities in the industry. Through our facilities dedicated to our plastic container products, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We also have the ability to provide our customers with plastic containers and plastic tubes that are custom designed as well as plastic closures. We intend to leverage our manufacturing, design, and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

Utilize Leverage to Support Growth and Increase Shareholder Value

     Our financial strategy is to use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, to make value-enhancing acquisitions. In the absence of attractive acquisition opportunities, we intend to use our free cash flow to repay indebtedness or for other permitted purposes. For example, we did not complete any acquisitions during 2002 or 2001, and over that period we reduced our total debt by $73.9 million and increased our cash balances by $38.2 million.

Business Segments

     We are a holding company that conducts our business through two wholly owned operating subsidiaries, Silgan Containers Corporation, or Silgan
Containers, and Silgan Plastics Corporation, or Silgan Plastics. Silgan Containers includes our metal food container operations and our metal, composite and plastic food and beverage closure operations, and Silgan Plastics includes our plastic container, tube and closure operations.

Metal Food Containers--75 percent of our consolidated net sales in 2002

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of 49 percent in 2002. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as metal containers for soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2002, our metal food container business had net sales of $1.487 billion (approximately 75 percent of our consolidated net sales) and income from operations of $120.6 million (approximately 70 percent of our consolidated income from operations). Since 1994, our metal food container business has realized compound annual unit sales growth of approximately 10 percent. We estimate that approximately 85 percent of our projected metal food container sales in 2003 will be pursuant to multi-year supply arrangements.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic and paper containers in applications where the contents are processed at high temperatures or packaged in larger consumer or institutional quantities or where the long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport.

     With our acquisition in March 2003 of the remaining 65 percent equity interest in White Cap, we are also a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products, such as juices and juice drinks, ready-to-drink tea and coffee, sports drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, beer and liquor, fruit, vegetables, preserves, baby food, baby juice, infant formula and dairy products. This business also provides customers with sealing/capping equipment to complement its closure product offering. As a result of our extensive range of metal, composite and plastic closures and our geographic presence, we believe that we are well-positioned to serve food and beverage product companies for their closure needs.

Plastic Containers--25 percent of our consolidated net sales in 2002

     We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. Approximately 58 percent of Silgan Plastics' sales in 2002 were to the personal care and health care markets. For 2002, Silgan Plastics had net sales of $501.3 million (approximately 25 percent of our consolidated net sales) and income from operations of $52.9 million (approximately 30 percent of our consolidated income from operations). Since 1987, we have improved our market position for our plastic container business, with sales increasing more than fivefold.

     We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments, premium bottled water and liquor. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes. As a result of our acquisition of Thatcher Tubes, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. Additionally, we manufacture our licensed Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products and our proprietary Polystar easy-open plastic end which we market with our Omni plastic container as an all-plastic microwaveable package.

     Our leading position in the plastic container market is largely driven by our rapid response to our customers' design, development and technology support needs. Our value-added, diverse product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. With our acquisition of Thatcher Tubes, we now have the ability to manufacture decorated plastic tubes for our customers. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers' markets. Through these capabilities, we are well-positioned to serve our personal care market customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging.

Manufacturing and Production

     As is the practice in the industry, most of our customers provide us with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. These estimates enable us to effectively manage production and control working capital requirements. We schedule our production to meet customers' requirements. Because the production time for our products is short, the backlog of customer orders in relation to our sales is not material. As of March 1, 2003, we operated 68 manufacturing facilities, geographically dispersed throughout the United States, Canada and Mexico, that serve the distribution needs of our customers.

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

     The manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining closures. We manufacture lug style steel closures and aluminum roll-on closures for glass and plastic containers, ranging in size from 18 to 110 millimeters in diameter. We employ state-of-the-art multi-die presses to manufacture metal closures, offering a low-cost, high quality means of production. Plastic closures are manufactured using both injection and compression molded processes. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming a plastic closure shell. In the compression molded process, pellets of plastic resin are heated and extruded, and then compressed to form a plastic closure shell. In both processes, the shell is then lined, slit and printed depending on its end use. For composite closures, a metal panel is manufactured using the same manufacturing process for metal closures, and then it is inserted into a plastic closure shell.

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

     In our proprietary plastic tube manufacturing process, we continually extrude a plastic tube in various diameters from pellets of plastic resin. A neck finish is then compression molded onto the plastic tube. The plastic tube is then decorated, and a cap or closure is put on the decorated plastic tube before it is shipped to the customer.

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

     We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the country. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. For plastic tubes, we offer all commercially available post-mold decoration technologies. Post-mold decoration includes:

     o silk screen decoration which enables the applications of images in multiple colors to the bottle;

     o pressure sensitive decoration which uses a plastic film or paper label with an adhesive;

     o heat transfer decoration which uses a plastic coated label applied by heat; and

     o hot stamping decoration which transfers images from a die using metallic foils.

Raw Materials

     We do not believe that we are materially dependent upon any single supplier for any of our raw materials, and, based upon the existing arrangements with suppliers, our current and anticipated requirements and market conditions, we believe that we have made adequate provisions for acquiring raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our multi-year supply arrangements and otherwise.

Metal Food Container Business

     We use tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal food container products. We use tin plated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. We use resins in pellet form, such as homopolymer, polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of plastic closures. Our material requirements are supplied through contracts and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to make the purchases at comparable prices or terms. We believe that we will be able to purchase sufficient quantities of steel and aluminum can sheet for the foreseeable future.

Plastic Container Business

     The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing. We believe that we will be able to purchase sufficient quantities of resins for the foreseeable future.

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

     In 2002, 2001, and 2000, approximately 13 percent, 11 percent, and 12 percent, respectively, of our sales were to Nestle; approximately 10 percent, 10 percent, and 11 percent, respectively, of our sales were to Del Monte; and approximately 12 percent, 12 percent, and 11 percent, respectively, of our sales were to Campbell. No other customer accounted for more than 10 percent of our total sales during those years.

Metal Food Container Business

     We are the largest manufacturer of metal food containers in North America, with a unit sale market share in 2002 in the United States of approximately 49 percent. Our largest customers for this segment include Nestle, Campbell, Del Monte, General Mills, Inc., ConAgra Foods Inc., Unilever, N.V., Hormel Foods Corp., or Hormel, Kraft Foods Inc., or Kraft, Signature Fruit Company, Mead Johnson Nutritionals, a subsidiary of Bristol-Myers Squibb Company, and Dial.

     We have entered into multi-year supply arrangements with many of our customers, including Nestle, Del Monte, Campbell and several other major food producers. We estimate that approximately 85 percent of our projected metal food container sales in 2003 will be pursuant to multi-year supply arrangements. Historically, we have been successful in continuing these multi-year supply arrangements with our customers.

     Since our inception in 1987, we have supplied Nestle with substantially all of its U.S. metal container requirements purchased from third party manufacturers. In 2002, our total sales of metal containers to Nestle were $241.0 million.

     We currently have three supply agreements with Nestle under which we supply Nestle with a large majority of its U.S. metal container requirements (representing approximately 9.5 percent of our consolidated 2002 sales and, together with additional sales to Nestle under purchase orders, approximately
12.1 percent of our consolidated 2002 sales). The terms of the Nestle agreements continue through 2008 for approximately half of the metal container sales under the Nestle agreements. The terms of the Nestle agreements for the remaining metal containers currently supplied thereunder continue through 2004.

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

     Under limited circumstances, Nestle may provide to us a competitive bid for metal container sales under these agreements. We have the right to retain the business subject to the terms of the bid. In the event we choose not to match the bid, the Nestle agreements will terminate only with respect to the metal containers which are the subject of the bid.

     In connection with our acquisition of Del Monte's U.S. metal container manufacturing operations in December 1993, we entered into a supply agreement with Del Monte. Del Monte has agreed to purchase from us substantially all of its annual requirements for metal containers to be used for the packaging of food and beverages in the United States. The term of the Del Monte agreement continues until December 21, 2006. In 2002, our sales of metal containers to Del Monte amounted to $197.3 million.

     The Del Monte agreement provides certain prices for our metal containers and specifies that those prices will be increased or decreased based upon specified cost change formulas. Del Monte may, under certain circumstances, receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we furnish to Del Monte. The proposals must be for the remainder of the term of the Del Monte agreement and for 100 percent of the annual volume of containers at one or more of Del Monte's processing facilities. We have the right to retain the business subject to the terms and conditions of the competitive proposal. In addition, during the term of our agreement, Del Monte is not permitted to purchase pursuant to the proposals more than 50 percent of its metal containers from any other suppliers.

     In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or CS Can, we entered into a ten-year supply agreement with Campbell. Campbell has agreed to purchase from us substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. In 2002, our sales of metal containers to Campbell were $227.0 million.

     The Campbell agreement provides certain prices for containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon specified cost change formulas. The Campbell agreement permits Campbell, beginning in June 2003, to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we supply to Campbell. The proposals must be for the remainder of the term of the Campbell agreement and for 100 percent of the annual volume of containers at one or more of Campbell's food processing plants. We have the right to retain the business subject to the terms and conditions of the competitive proposal. Upon any material breach by us, Campbell has the right to terminate this agreement. In addition, Campbell has the right, at the end of the term of the Campbell agreement or upon the occurrence of specified material defaults under other agreements with Campbell, to purchase from us the assets used to manufacture containers for Campbell. These assets are located at the facilities we lease from Campbell. The purchase price for the assets would be determined at the time of purchase in accordance with an agreed upon formula that is based upon the net book value of the assets.

     With the acquisition of White Cap in March 2003, we are a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products. The largest customers of that business include Pepisco Inc., The Coca-Cola Company, Campbell, H.J. Heinz Company, Cadbury Schweppes plc, Unilever, N.V., Dean Foods Company, Ocean Spray Cranberries, Inc. and The JM Smucker Company. The business has entered into multi-year supply arrangements with many of its customers.

Plastic Container Business

     We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

     We are a leading manufacturer of plastic containers in North America for personal care products. Approximately 58 percent of our plastic containers are sold for personal care and health care products, such as hair care, skin care and oral care, and pharmaceutical products. Our largest customers in these product segments include Unilever Home and Personal Care North America (a unit of Unilever, N.V.), Pfizer Inc., The Procter & Gamble Company, L'Oreal, Avon Products Inc., Alberto Culver USA, Inc., Johnson & Johnson and Neutrogena Corporation.

     With our acquisition of Thatcher Tubes in January 2003, we also manufacture decorated plastic tubes, primarily for personal care products. Customers of this product segment include Johnson & Johnson, Neutrogena Corporation, Alberto Culver USA, Inc. and L'Oreal.

     We also manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Procter & Gamble Company, The Clorox Company, Nestle's Purina Pet Care, Kraft and S.C. Johnson & Sons, Inc. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Lipton (a unit of Unilever Home and Personal Care North America), The Kroger Company, McCormick & Company, Incorporated, Nice-Pak Products, Inc., Nestle's Purina Pet Care, Campbell and Hormel.

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

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe that metal containers are superior to plastic and paper containers in applications, where the contents are processed at high temperatures or packaged in larger consumer or institutional quantities or where long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport.

     Our metal,  composite and plastic closure business competes with Crown Cork
and  Seal  Company,   Inc.,   Alcoa   Closure   Systems   International,   Inc.,
Owens-Illinois, Inc., Kerr Group, Inc. and Portola Packaging, Inc.

Plastic Container Business

     Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care,
agricultural   chemical,   automotive  and  marine  chemical   products.   These
competitors include Owens-Illinois, Inc., Crown Cork and Seal Company, Inc., Plastipak Packaging Inc., Consolidated Container Company LLC, Rexam plc, CCL Industries Inc., Tubed Products, Inc. and Cebal Americas. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

Employees

     As of December 31, 2002, we employed approximately 1,400 salaried and 5,700 hourly employees on a full-time basis. Approximately 52 percent of our hourly plant employees as of that date were represented by a variety of unions. In addition, as of December 31, 2002, in connection with our acquisition of Campbell's steel container manufacturing business, Campbell provided us with approximately 200 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

     Our labor contracts expire at various times between 2003 and 2007. As of December 31, 2002, contracts covering approximately 14% of our hourly employees will expire during 2003. We expect no significant changes in our relations with these unions.

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

     On June 18, 2001, we received a fine from the Jefferson County, Alabama Department of Health for $2.3 million for alleged air violations at our Tarrant City, Alabama leased facility. The alleged violations stem from activities occurring during the facility's ownership by a predecessor owner, which we discovered and voluntarily disclosed to the Jefferson County agency in 2000. Initial review of the fine indicates that most of it is related to our alleged "economic benefit" for operating certain equipment without upgraded control devices that the former owner should have installed. Based on the discovery of these alleged violations, we filed an indemnity claim against the former owner seeking to offset any costs or penalties we incur. We are reviewing this matter with Jefferson County, as well as all of our legal options. We do not expect to incur any material liability in excess of the indemnification available to us.

     Our management does not believe that any of the regulatory matters described above, individually or in the aggregate, will have a material effect on our capital expenditures, earnings, financial position or competitive position.

Research and Product Development

     Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facility in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

Available Information

     We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or the

SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The internet address of the SEC's website is http://www.sec.gov.

     We maintain a website, the internet address of which is www.silgan.com. Information contained on our website is not part of this Annual Report. We do not currently make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K (or any amendments to those reports) or Forms 3, 4 and 5 filed on behalf of our directors and executive officers because such reports and forms are readily available at the SEC, including through the SEC's website. However, we are currently reviewing alternatives to, and intend in the near future to, make available free of charge on or through our website such reports and forms. Presently, we provide a link to EDGAR Online on our website through which such reports and forms are available if you subscribe to EDGAR Online. We will provide paper copies of such reports and forms and of our other filings with the SEC free of charge upon request to Silgan Holdings Inc., 4 Landmark Square, Suite 400, Stamford, CT 06901, Attention: Corporate Secretary, or through our website.

Item 2.  Properties.

     Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for our metal food container and plastic container businesses are located at 21800 Oxnard Street, Woodland Hills, California 91367 and 14515
N. Outer Forty, Chesterfield, Missouri 63017, respectively. We lease all of these offices.

     We own and lease properties for use in the ordinary course of business. The properties consist primarily of 41 operating facilities for the metal food container business and 27 operating facilities for the plastic container business. We own 29 of these facilities and lease 39. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2003 for our metal food container business:


                                                  Approximate Building Area
     Location                                          (square feet)
     --------                                     -------------------------
     Tarrant, AL........................             89,100 (leased)
     Antioch, CA........................            144,500 (leased)
     Kingsburg, CA......................             35,600 (leased)
     Modesto, CA........................             37,800 (leased)
     Modesto, CA........................            128,000 (leased)
     Modesto, CA........................            150,000 (leased)
     Riverbank, CA......................            167,000
     Sacramento, CA.....................            284,900 (leased)
     Stockton, CA.......................            243,500
     Athens, GA.........................            113,000 (leased)
     Broadview, IL......................             85,000
     Champaign, IL......................            119,000 (leased)
     Chicago, IL........................            542,000
     Hoopeston, IL......................            323,000
     Rochelle, IL.......................            175,000
     Waukegan, IL.......................             40,000 (leased)
     Evansville, IN.....................            186,000
     Hammond, IN........................            158,000 (leased)
     Laporte, IN........................            144,000 (leased)
     Richmond, IN.......................            462,000
     Fort Madison, IA...................            121,000 (56,000 leased)
     Ft. Dodge, IA......................            155,200 (leased)
     Benton Harbor, MI..................             20,200 (leased)
     Savage, MN.........................            160,000
     St. Paul, MN.......................            470,000
     Mt. Vernon, MO.....................            100,000
     St. Joseph, MO.....................            173,700
     Maxton, NC.........................            231,800 (leased)
     Edison, NJ.........................            265,500
     Lyons, NY..........................            149,700
     Napoleon, OH.......................            339,600 (leased)
     West Hazleton, PA..................            151,600 (leased)
     Crystal City, TX...................             26,000 (leased)
     Paris, TX..........................            266,300 (leased)
     Toppenish, WA......................            105,000
     Menomonee Falls, WI................            116,000
     Menomonie, WI......................            129,400 (leased)
     Oconomowoc, WI.....................            105,200
     Plover, WI.........................             91,400 (leased)
     Waupun, WI.........................            212,000
     Queretaro, Mexico..................            170,000

     Below is a list of the Company's operating facilities, including attached warehouses, as of March 1, 2003 for our plastic container business:

                                                  Approximate Building Area
     Location                                          (square feet)
     --------                                     -------------------------
     Anaheim, CA........................            127,000 (leased)
     Valencia, CA.......................            122,500 (leased)
     Deep River, CT.....................            140,000
     Norwalk, CT........................             14,400 (leased)
     Monroe, GA.........................            139,600
     Norcross, GA.......................             59,000 (leased)
     Flora, IL..........................             56,400
     Woodstock, IL......................            186,700 (leased)
     Woodstock, IL......................            129,800 (leased)
     Ligonier, IN.......................            469,000 (276,000 leased)
     Plainfield, IN.....................            105,700 (leased)
     Seymour, IN........................            400,600
     Franklin, KY.......................            122,000 (leased)
     Cape Girardeau, MO.................             71,700 (leased)
     Penn Yan, NY.......................            100,000
     Ottawa, OH.........................            267,000
     Port Clinton, OH...................            298,900 (leased)
     Langhorne, PA......................            156,000 (leased)
     Houston, TX........................            335,200
     Richmond, VA.......................             70,000 (leased)
     Triadelphia, WV....................            168,400
     Mississauga, Ontario...............             75,000 (leased)
     Mississauga, Ontario...............             62,600 (leased)
     Scarborough, Ontario...............            117,000
     Lachine, Quebec....................            113,300 (leased)
     Lachine, Quebec....................             77,800 (leased)
     Culiacan, Mexico...................             10,800 (leased)


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

     All of our U.S. facilities are subject to liens in favor of the lenders under our senior secured credit facility to which we and our U.S. subsidiaries are parties, and all of our Canadian facilities are subject to liens in favor of the lenders under our Canadian credit facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of March 1, 2003, we had approximately 66 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by our Board of Directors. We are allowed to pay cash dividends on our common stock up to specified limits under our senior secured credit agreements and our indenture for our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market System for the periods indicated below.

                                              High          Low
                                              ----          ---
     2001
     ----
     First Quarter......................     $12.56       $ 7.88
     Second Quarter.....................      22.94        10.88
     Third Quarter......................      25.29        16.50
     Fourth Quarter.....................      26.16        18.65

                                              High          Low
                                              ----          ---
     2002
     ----
     First Quarter......................     $34.04       $21.40
     Second Quarter.....................      42.83        33.27
     Third Quarter......................      42.14        24.35
     Fourth Quarter.....................      29.88        18.41


Item 6.  Selected Financial Data.

     In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2002. Our consolidated financial statements for the five years ended December 31, 2002 have been audited by Ernst & Young LLP, independent auditors.

     You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                          Selected Financial Data



                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                          2002         2001         2000(a)      1999         1998(b)
                                                          ----         ----         ----         ----         ----
                                                                (Dollars in millions, except per share data)


Operating Data:
Net sales ..........................................    $1,988.3     $1,941.0     $1,877.5     $1,892.1     $1,768.7
Cost of goods sold .................................     1,749.7      1,700.7      1,648.3      1,656.7      1,546.3
                                                        --------     --------     --------     --------     --------
Gross profit .......................................       238.6        240.3        229.2        235.4        222.4
Selling, general and administrative expenses .......        76.2         78.6         72.1         75.0         68.1
Rationalization (credits) charges ..................        (5.6)         9.3         --           36.1         --
                                                        --------     --------     --------     --------     --------
Income from operations .............................       168.0        152.4        157.1        124.3        154.3
Gain on assets contributed to affiliate ............        --            4.9         --           --           --
Interest and other debt expense ....................        73.8         81.2         91.2         86.1         81.5
                                                        --------     --------     --------     --------     --------
Income before income taxes, equity in losses of
   affiliates and extraordinary item ...............        94.2         76.1         65.9         38.2         72.8
Provision for income taxes .........................        37.2         30.2         25.8         14.3         26.9
                                                        --------     --------     --------     --------     --------
Income before equity in losses of affiliates
   and extraordinary item ..........................        57.0         45.9         40.1         23.9         45.9
Equity in losses of affiliates .....................        (2.6)        (4.1)        (4.6)        --           --
                                                        --------     --------     --------     --------     --------
Income before extraordinary item ...................        54.4         41.8         35.5         23.9         45.9
Extraordinary item - loss on early
   extinguishment of debt, net of income taxes .....        (0.6)        --           (4.2)        --           --
                                                        --------     --------     --------     --------     --------
Net income .........................................    $   53.8     $   41.8     $   31.3     $   23.9     $   45.9
                                                        ========     ========     ========     ========     ========
Per Share Data:
Basic earnings per share:
   Income before extraordinary item.................      $ 3.00        $2.35       $ 2.01        $1.35        $2.41
   Extraordinary item ..............................       (0.03)         --         (0.24)         --           --
                                                          ------        -----       ------        -----        -----
   Basic net income per share.......................      $ 2.97        $2.35       $ 1.77        $1.35        $2.41
                                                          ======        =====       ======        =====        =====
Diluted earnings per share:
   Income before extraordinary item.................      $ 2.96        $2.31       $ 1.97        $1.32        $2.30
   Extraordinary item ..............................       (0.03)         --         (0.23)         --           --
                                                          ------        -----       ------        -----        -----
   Diluted net income per share.....................      $ 2.93        $2.31       $ 1.74        $1.32        $2.30
                                                          ======        =====       ======        =====        =====


                                                                                                  (continued)



                                                          Selected Financial Data (continued)



                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                          2002         2001         2000(a)      1999         1998(b)
                                                          ----         ----         ----         ----         ----
                                                                (Dollars in millions, except per share data)

Selected Segment Data:
Net sales:
   Metal food containers ...........................    $1,487.0     $1,401.1     $1,387.7     $1,440.0     $1,333.0
   Plastic containers ..............................       501.3        493.6        399.0        350.5        337.5
   Metal closures ..................................        --           46.3         90.8        101.6         98.2
Income from operations:
   Metal food containers (c) .......................       120.6        108.3        120.2         84.5        115.7
   Plastic containers (d) ..........................        52.9         46.0         36.9         40.0         37.4
   Metal closures ..................................        --            3.3          3.7          3.7          4.3

Other Data:
Capital expenditures ...............................    $  119.2     $   93.0     $   89.2     $   87.4     $   86.1
Depreciation and amortization (e) ..................        95.7         95.5         89.0         86.0         77.5
Net cash provided by operating activities ..........       163.3        143.0         95.1        143.3        147.4
Net cash used in investing activities ..............      (117.2)       (59.8)      (218.5)       (84.9)      (278.3)
Net cash (used in) provided by financing
   activities ......................................        (5.7)       (85.3)       141.0        (60.7)        82.0

Balance Sheet Data (at end of period):
Goodwill, net ......................................    $  141.5     $  141.5     $  153.0     $  107.6     $  109.2
Total assets .......................................     1,374.4      1,311.8      1,383.8      1,185.3      1,224.0
Total debt .........................................       956.8        944.8      1,031.5        883.3        927.0
Stockholders' equity (deficiency) ..................        63.1         15.1        (20.4)       (48.7)       (57.3)




                         Notes to Selected Financial Data

(a) On October 1, 2000, we acquired RXI. The acquisition was accounted for as a purchase transaction and the results of operations have been included with our consolidated results of operations from the date of acquisition.
(b) On June 1, 1998, we acquired CS Can. The acquisition was accounted for as a purchase transaction and the results of operations have been included with our consolidated results of operations from the date of acquisition.
(c) Income from operations of the metal food container business includes rationalization credits of $5.4 million in 2002, net rationalization charges of $5.8 million in 2001 and rationalization charges of $36.1 million in 1999.
(d) Income from operations of the plastic container business includes a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001.
(e) Depreciation and amortization excludes amortization of debt financing costs. Depreciation and amortization includes goodwill amortization of $5.0 million, $4.2 million, $3.9 million and $3.2 million in 2001, 2000, 1999 and 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2002. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, and metal, composite and plastic closures for food and beverage products. We are the largest manufacturer of metal food containers in North America, with a unit sale market share for the year ended December 31, 2002 of approximately 49 percent in the United States, a leading manufacturer of plastic containers in North America for personal care products and a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products.

Sales Growth

     Our objective is to increase shareholder value through efficiently deploying capital and management resources to grow our business and reduce costs of existing operations and to complete acquisitions that generate attractive cash returns. We have increased sales and market share in our metal food container and plastic container businesses through acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

     During the past fifteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Birds Eye and Campbell, as well as our recently announced acquisition of PCP Can Manufacturing, reflect this trend.

     We have improved the market position of our plastic container business since 1987, with sales increasing more than fivefold to $501.3 million in 2002. We achieved this improved market position primarily through strategic acquisitions, including most recently Thatcher Tubes, as well as through internal growth. The plastic container business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. With our acquisition of Thatcher Tubes in January 2003, we extended our business into decorated plastic tubes primarily for personal care products to complement our plastic container business. Additionally, with our acquisition of RXI in October 2000, we expanded our business into plastic closures, caps, sifters and fitments and thermoformed plastic tubs. We expect to continue to generate internal growth in our plastic container business. For example, we intend to aggressively market our decorated plastic tubes and plastic closures to existing customers of our plastic container business. Additionally, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

     In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own. The business is a leading manufacturer of metal and plastic vacuum closures in North America for food and beverage products. In 2002, the business had approximately $250 million of net sales.

Operating Performance

     We use a disciplined approach to acquire businesses that generate attractive cash returns and enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In addition, our acquisitions have enabled us to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. We have also benefited from our economies of scale and from the elimination of redundant selling and administrative functions.

     In addition to the benefits realized through the integration of acquired businesses, we have improved the operating performance of our existing plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. During 2002, our metal food container business entered into a long-term technical agreement with Daiwa Can Company, or Daiwa, of Tokyo, Japan. Daiwa is a major producer of metal food and beverage containers as well as plastic containers for cosmetics and foods in Japan, and our relationship with Daiwa gives us access to new products, manufacturing processes and materials technologies that have been exclusively developed by Daiwa. We have also invested capital for new market opportunities, such as convenience ends for metal food containers. Over the past five years, we have invested $474.9 million in capital to maintain our market position, improve our productivity, reduce our manufacturing costs and invest in new market opportunities.

     We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure.
Recently, our plastic container business began to experience increased competitive pressures. For example, some customers have consolidated and are placing larger portions of their business up for competitive bidding. Historically, we have been successful in renewing our multi-year supply arrangements with our customers. In 2002, we extended the term of our supply agreements with various customers in return for price adjustments. Further, the multi-year supply agreements that we enter into with many of our customers limit our ability to increase our margins. We estimate that approximately 85 percent of our projected metal food container sales in 2003 and a majority of our projected plastic container sales in 2003 will be under multi-year arrangements. Many of these multi-year supply arrangements generally provide for the pass through of changes in material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs.

     Our metal food container business' sales and, to a lesser extent, operating income are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. This seasonal impact has been mitigated somewhat by the acquisition of CS Can from Campbell. Sales to Campbell generally have been highest in the fourth quarter due to the seasonal demand for soup products.

Use of Capital

     We use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our multi-year customer contracts and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, to make value-enhancing acquisitions. In the absence of attractive acquisition opportunities, we intend to use our free cash flow to repay indebtedness or for other permitted purposes. For example, we did not complete any acquisitions during 2002 or 2001, and over that period we reduced our total debt by $73.9 million and increased our cash balances by $38.2 million.

     To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our senior secured credit facilities bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2002 we had $73.3 million of indebtedness which bore interest at floating rates.

     In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2002, our aggregate interest and other debt expense was
43.9 percent of our income from operations as compared to 53.3 percent, 58.0 percent, 69.2 percent and 52.8 percent for 2001, 2000, 1999 and 1998, respectively.

     In April 2002, we issued an additional $200 million aggregate principal amount of our 9% Debentures, the proceeds of which were used to repay revolving loans under our previous U.S. senior secured credit facility, or the U.S. Credit Agreement. In June 2002, we refinanced the U.S. Credit Agreement by entering into a new $850 million senior secured credit facility, or the New Credit Agreement. The New Credit Agreement also provides us with an incremental uncommitted term loan facility of up to an additional $275 million ($150 million of which has been borrowed as described below) which may be used to finance acquisitions and for other permitted purposes. The New Credit Agreement provides increased flexibility to, among other things, make acquisitions, pay dividends and incur additional debt. Under the New Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank Trust Company Americas, or Deutsche Bank, plus a margin. Initially, the margin for Eurodollar rate loans is 2 percent and the margin for prime rate loans is 1 percent. Under the U.S. Credit Agreement, the interest rate for A term loans and revolving loans was the Eurodollar rate plus a margin of 1 percent or the prime lending rate of Deutsche Bank. For B term loans, the interest rate was the Eurodollar rate plus a margin of 1.5 percent or the prime lending rate of Deutsche Bank plus a margin of 0.5 percent.

     In January 2003, we acquired substantially all of the assets of Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. Thatcher Tubes operates manufacturing facilities in Woodstock, Illinois and Culiacan, Mexico and had net sales of approximately $29 million in 2002. The purchase price, including additional production capacity recently installed and currently being installed, was approximately $32 million in cash. In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own for $37.1 million in cash and refinanced approximately $90 million of debt of the business. In March 2003, we also completed a $150 million incremental term loan borrowing under the New Credit Agreement largely to finance the acquisitions of White Cap and Thatcher Tubes.

White Cap Joint Venture

     Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that is a leading supplier of an extensive range of metal and plastic closures to consumer goods packaging companies in the food and beverage industries in North America. The venture operated under the name Amcor White Cap LLC. We contributed $48.4 million of metal closure assets, including our manufacturing facilities in Evansville and Richmond, Indiana, and $7.1 million of metal closure liabilities to White Cap in return for a 35 percent interest in and $32.4 million of cash proceeds from the joint venture. Net sales of our metal closure business, which was contributed to the White Cap joint venture, totaled $46.3 million and $90.8 million in 2001 and 2000, respectively. Schmalbach-Lubeca AG contributed the remaining metal and plastic closure operations to the joint venture. In July 2002, Amcor Ltd. purchased Schmalbach-Lubeca AG's interest in the joint venture.

     During 2002, we recorded equity in losses of White Cap of $2.6 million, net of income taxes. As part of the integration of the contributed businesses, the White Cap joint venture instituted a program to rationalize its operations. As a result, our equity in losses of White Cap for 2002 included $2.0 million, net of income taxes, for our portion of White Cap's rationalization charge to close its Chicago, Illinois metal closure manufacturing facility and $0.7 million, net of income taxes, for our portion of White Cap's gain on the sale of certain assets at a price in excess of book value. During 2001, we recorded equity in losses of White Cap of $0.3 million and a gain on the assets contributed to the joint venture of $4.9 million.

     In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own for $37.1 million in cash and refinanced approximately $90 million of debt of the business. The business is headquartered in Chicago and presently operates seven manufacturing facilities located in Athens, Georgia; Champaign, Illinois; West Hazleton, Pennsylvania; Evansville, Indiana; Richmond, Indiana; Chicago, Illinois; and Queretaro, Mexico. The business operates as part of our metal food container business due to similarities in end-use markets. Net sales for the business were approximately $250 million in 2002.

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

     In June and August 2000, we invested a total of $7.0 million in Packtion representing approximately a 45 percent interest in Packtion. For the year ended December 31, 2000, we recorded equity in losses of Packtion of $4.6 million. In the first quarter of 2001 in connection with an investment by The Procter & Gamble Company and E.I. Du Pont de Nemours & Co. in Packtion, we invested an additional $3.1 million, bringing our total investment to $10.1 million representing approximately a 25 percent interest in Packtion. Packtion was dissolved on May 31, 2001 after its board of directors determined that there had been slower than anticipated market acceptance of its business. During 2001, we recorded equity in losses of Packtion aggregating $3.8 million, which included our final losses and eliminated our investment.

Results of Operations

     The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2002 and the accompanying notes included elsewhere in this Annual Report.

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2002       2001       2000
                                                     ----       ----       ----
Operating Data:
Net sales:
  Metal food containers..........................    74.8%      72.2%      73.9%
  Plastic containers.............................    25.2       25.4       21.3
  Metal closures.................................     --         2.4        4.8
                                                    -----      -----      -----
     Total.......................................   100.0      100.0      100.0
Cost of goods sold...............................    88.0       87.6       87.8
                                                    -----      -----      -----
Gross profit.....................................    12.0       12.4       12.2
Selling, general and administrative expenses.....     3.8        4.0        3.8
Rationalization (credits) charges ...............    (0.2)       0.5        --
                                                    -----      -----      -----
Income from operations...........................     8.4        7.9        8.4
Gain on assets contributed to affiliate..........     --         0.3        --
Interest and other debt expense..................     3.7        4.2        4.9
                                                    -----      -----      -----
Income before income taxes, equity in losses of
  affiliates and extraordinary item .............     4.7        4.0        3.5
Provision for income taxes.......................     1.9        1.6        1.4
                                                    -----      -----      -----
Income before equity in losses of affiliates
  and extraordinary item.........................     2.8        2.4        2.1
Equity in losses of affiliates...................    (0.1)      (0.2)      (0.2)
                                                    -----      -----      -----
Income before extraordinary item.................     2.7        2.2        1.9
Extraordinary item - loss on early extinguishment
  of debt, net of income taxes...................     --         --        (0.2)
                                                    -----      -----      -----
Net income.......................................     2.7%       2.2%       1.7%
                                                    =====      =====      =====

     Summary results for our business segments for the years ended December 31, 2002, 2001, and 2000 are provided below.

                                                 Year Ended December 31,
                                           ----------------------------------
                                             2002         2001         2000
                                             ----         ----         ----
                                                   (Dollars in millions)

Net sales:
  Metal food containers..............      $1,487.0     $1,401.1     $1,387.7
  Plastic containers.................         501.3        493.6        399.0
  Metal closures.....................          --           46.3         90.8
                                           --------     --------     --------
     Consolidated....................      $1,988.3     $1,941.0     $1,877.5
                                           ========     ========     ========

Income from operations:
  Metal food containers(1)...........      $  120.6     $  108.3     $  120.2
  Plastic containers(2)..............          52.9         46.0         36.9
  Metal closures.....................           --           3.3          3.7
  Corporate..........................          (5.6)        (5.2)        (3.7)
                                           --------     --------     --------
     Consolidated....................      $  167.9     $  152.4     $  157.1
                                           ========     ========     ========

------------


(1) Includes rationalization credits of $5.4 million in 2002 and net rationalization charges of $5.8 million in 2001. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2002 included elsewhere in this Annual Report.

(2) Includes a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2002 included elsewhere in this Annual Report.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Net Sales. Consolidated net sales increased $47.3 million, or 2.4 percent, to $1.988 billion for the year ended December 31, 2002, as compared to net sales of $1.941 billion for 2001. This increase was largely the result of higher net sales of the metal food container business and, to a lesser extent, of the plastic container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture in July 2001.

     Net sales for the metal food container business were $1.487 billion for the year ended December 31, 2002, an increase of $85.9 million, or 6.1 percent, from net sales of $1.401 billion for 2001. This increase was primarily attributable to higher unit volume principally as a result of new business on the West Coast and a stronger fruit and vegetable pack as compared to 2001.

     Net sales for the plastic container business of $501.3 million for the year ended December 31, 2002 increased $7.7 million, or 1.6 percent, from net sales of $493.6 million for 2001. This increase was primarily a result of higher unit volume due primarily to new business, partially offset by lower average selling prices due principally to the pass through of lower resin costs and a less favorable sales mix.

     Cost of Goods Sold. Cost of goods sold was 88.0 percent of consolidated net sales for the year ended December 31, 2002, an increase of 0.4 percentage points as compared to 2001. This increase was principally due to the effect of price adjustments related to certain contract negotiations, higher manufacturing costs to initially absorb new business in the metal food container business and higher depreciation expense, partially offset by higher volume and the elimination of goodwill amortization in both the metal food container and the plastic container businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.2 million, or 3.8 percent of consolidated net sales, for the year ended December 31, 2002, as compared to $78.5 million, or
4.0 percent of consolidated net sales for 2001. This decrease was primarily due to net payments received in settlement of certain litigation in 2002, partially offset by higher selling and commercial development expenses in the plastic container business.

     Income from Operations. Income from operations for 2002 increased by $15.5 million, or 10.2 percent, to $167.9 million as compared to $152.4 million for the same period in 2001, and operating margin increased to 8.4 percent from 7.9 percent. The increases in income from operations and operating margin were primarily a result of higher volumes, rationalization credits in 2002 as compared to net rationalization charges in 2001 and the elimination of goodwill amortization, partially offset by the effect of price adjustments relating to certain contract negotiations, higher depreciation expense, higher costs to initially absorb new business in the metal food container business and the impact of contributing the metal closures business to the White Cap joint venture in July 2001.

     We recorded rationalization credits in 2002 totaling $5.6 million. These rationalization credits included $2.4 million related primarily to the decision to support new business requirements by continuing to operate the Kingsburg, California metal food container facility that was previously expected to be closed, $3.0 million related primarily to certain previously written down assets of the metal food container business that were placed back in service to meet business requirements and $0.2 million related to certain aspects of a rationalization plan to close a plastic container manufacturing facility that were completed at amounts less than originally estimated. In 2001, we recorded net rationalization charges totaling $9.3 million. These net rationalization charges included a $5.8 million charge in the metal food container business, comprised of a charge of $7.0 million, including $4.2 million for the non-cash write-down in carrying value of assets, primarily relating to the planned closing of two metal food container manufacturing facilities (including the Kingsburg, California facility) and a $1.2 million credit as a result of certain assets of the metal food container business that were placed back in service, and a $3.5 million charge related to closing a plastic container manufacturing facility.

     Income from operations of the metal food container business for 2002 increased $12.3 million, or 11.4 percent, to $120.6 million as compared to $108.3 million in 2001, and operating margin increased to 8.1 percent from 7.7 percent. The increases in income from operations and operating margin were principally due to higher volume, rationalization credits in 2002 as compared to net rationalization charges in 2001 and the elimination of goodwill amortization, partially offset by the effect of price adjustments relating to certain contract negotiations, higher depreciation expense, higher manufacturing costs to initially absorb new business, start-up costs related to the manufacture of convenience ends and increased employee health and welfare costs.

     Income from operations of the plastic container business for 2002 increased $6.9 million, or 15.0 percent, to $52.9 million as compared to $46.0 million in 2001, and operating margin increased to 10.6 percent from 9.3 percent. The increases in income from operations and operating margin were primarily a result of higher volumes, a rationalization charge recorded in 2001, the elimination of goodwill amortization and improved operational efficiencies, partially offset by higher depreciation expense, higher selling and commercial development expenses and higher employee health and welfare costs.

     Interest Expense. Interest expense decreased $7.4 million to $73.8 million for the year ended December 31, 2002 as compared to $81.2 million in 2001. This decrease resulted primarily from a lower average interest rate and approximately $75 million in lower average borrowings during 2002 as compared to 2001. Despite the add-on issuance of $200 million of 9% Debentures and higher interest rate spreads over LIBOR as a result of the refinancing of the U.S. Credit Agreement, we experienced a lower average interest rate as compared to 2001 as a result of lower LIBOR rates.

     Income Taxes. The provision for income taxes for the year ended December 31, 2002 and 2001 was recorded at an estimated effective annual income tax rate of 39.5 percent and 39.7 percent, respectively.

     Net Income and Earnings per Share. Net income for the year ended December 31, 2002 was $53.8 million, or $2.93 per diluted share, as compared to net income of $41.8 million, or $2.31 per diluted share, for 2001. Net income for 2002 included our share of White Cap's rationalization charge of $2.0 million, net of income taxes, or $0.11 per diluted share, and our share of White Cap's gain on the sale of assets of $0.7 million, net of income taxes, or $0.04 per diluted share. Net income for 2002 also included rationalization credits totaling $5.6 million, or $0.18 per diluted share, and an extraordinary charge, net of income taxes, of $0.6 million, or $0.03 per diluted share, for the write-off of unamortized debt issuance costs as a result of the refinancing of the U.S. Credit Agreement. Net income for 2001 included net rationalization charges of $9.3 million, or $0.31 per diluted share, a gain on assets contributed to the White Cap joint venture of $4.9 million, or $0.16 per diluted share, and equity in losses of Packtion of $3.8 million, or $0.21 per diluted share.

     Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," required us to eliminate the amortization of goodwill effective January 1, 2002. For the year ended December 31, 2001, we recorded goodwill amortization of approximately $5.0 million, or $0.17 per diluted share. During 2002, the metal food container and plastic container businesses benefited from the elimination of $2.3 million and $2.7 million, respectively, of goodwill amortization.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Net Sales. Consolidated net sales increased $63.5 million, or 3.4 percent, to $1.941 billion for the year ended December 31, 2001, as compared to net sales of $1.878 billion for 2000. This increase was the result of increased net sales of the plastic container business largely due to the acquisition of RXI in October 2000 and slightly higher net sales of the metal food container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture in July 2001.

     Net sales for the metal food container business were $1.401 billion for the year ended December 31, 2001, an increase of $13.4 million, or 1.0 percent, from net sales of $1.388 billion for 2000. This increase was primarily due to the acquisition of new food can customers and a favorable sales mix primarily driven by increased sales of convenience ends, largely offset by weaker fruit and vegetable packs in 2001 as compared to 2000 and generally softer market conditions in the first half of 2001 as compared to 2000.

     Net sales for the plastic container business of $493.6 million for the year ended December 31, 2001 increased $94.6 million, or 23.7 percent, from net sales of $399.0 million for 2000. This increase in net sales was largely due to the acquisition of RXI in October 2000. Additionally, customer inventory restocking in the first half of 2001 more than offset generally softer market conditions later in 2001.

     Net sales for the metal closure business were $46.3 million for the year ended December 31, 2001, as compared to net sales of $90.8 million for 2000. The decrease in net sales was a result of contributing the metal closure business to the White Cap joint venture on July 1, 2001.

     Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.6 percent for the year ended December 31, 2001, a decrease of 0.2 percentage point as compared to 87.8 percent in 2000. The increase in gross profit margin was attributable to higher margins from the plastic container business and was offset in part by lower margins realized by the metal food container business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $78.5 million, or 4.0 percent of consolidated net sales, for the year ended December 31, 2001, as compared to $72.1 million, or
3.8 percent of consolidated net sales, for 2000. This increase in selling, general and administrative expenses as a percent of consolidated net sales was primarily a result of costs we incurred related to the secondary public offering by a selling stockholder in November 2001.

     Income from Operations. Income from operations for the year ended December 31, 2001 decreased $4.7 million, or 3.0 percent, to $152.4 million as compared to income from operations of $157.1 million for 2000, and operating margin decreased to 7.9 percent from 8.4 percent. The decreases in income from operations and operating margin were primarily a result of net rationalization charges, lower operating income in the metal food container business and the impact of contributing the metal closure business to the White Cap joint venture, partially offset by higher sales in the plastic container business.

     During 2001, we recorded net rationalization charges of $9.3 million. These net rationalization charges included a $5.8 million charge in the metal food container business, comprised of a charge of $7.0 million, including $4.2 million for the non-cash write-down in carrying value of assets, primarily relating to the planned closing of two metal food container manufacturing facilities and a $1.2 million credit as a result of certain assets of the metal food container business that were placed back in service, and a charge of $3.5 million related to closing a plastic container manufacturing facility.

     Income from operations for the metal food container business for the year ended December 31, 2001 was $108.3 million, a $11.9 million decrease from income from operations of $120.2 million for 2000, and operating margin decreased to
7.7 percent from 8.7 percent. The lower income from operations and operating margin of the metal food container business was principally attributable to net rationalization charges, higher energy costs, higher depreciation expense, start-up costs related to the manufacture of convenience ends and higher employee medical costs, partially offset by benefits realized from a previous plant rationalization and a favorable sales mix.

     Income from operations for the plastic container business for the year ended December 31, 2001 was $46.0 million, a $9.1 million increase over income from operations of $36.9 million for 2000, and operating margin increased to 9.3 percent from 9.2 percent. The increase in income from operations and operating margin for the plastic container business was primarily a result of higher unit volume, partially offset by a rationalization charge.

     Income from operations for the metal closure business for the year ended December 31, 2001 was $3.3 million, as compared to income from operations of $3.7 million for 2000. The decrease in income from operations was the result of contributing the metal closure business to the White Cap joint venture on July 1, 2001.

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

       Income Taxes. The provision for income taxes for the year ended December 31, 2001 was recorded at an effective tax rate of 39.7 percent, as compared to
39.1 percent for 2000.

     Net Income and Earnings per Share. Net income for the year ended December 31, 2001 was $41.8 million, or $2.31 per diluted share, as compared to net income of $31.3 million, or $1.74 per diluted share, for 2000. Net income for the year ended December 31, 2001 included net rationalization charges of $9.3 million, or $0.31 per diluted share, equity in losses of Packtion of $3.8 million, or $0.21 per diluted share, and the gain on assets contributed to the White Cap joint venture of $4.9 million, or $0.16 per diluted share. Net income for the year ended December 31, 2000 included equity in losses of Packtion of $4.6 million, or $0.26 per diluted share, and the extraordinary loss, net of income taxes, of $4.2 million, or $0.23 per diluted share, related to the early extinguishment of our 13-1/4% Subordinated Debentures, or the 13-1/4% Debentures.

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

     On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Debentures. The newly issued 9% Debentures were an add-on issuance under the indenture for our existing 9% Debentures originally issued in June 1997 and have identical terms to the existing 9% Debentures. The issue price for the new 9% Debentures was 103% of their principal amount. Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under the U.S. Credit Agreement.

     On June 28, 2002, we completed the refinancing of the U.S. Credit Agreement by entering into a new $850 million senior secured credit facility. The New Credit Agreement provided us with $100 million of A term loans and $350 million of B term loans, and also provides us with up to $400 million of revolving loans. Under the New Credit Agreement, we may use revolving loans for working capital and other operating needs as well as for acquisitions and other permitted purposes. The New Credit Agreement also provides us with an incremental uncommitted term loan facility of up to an additional $275 million ($150 million of which has been borrowed as described below) which may be used to finance acquisitions and for other permitted purposes.

     On March 3, 2003, we completed a $150 million incremental term loan borrowing under the New Credit Agreement. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of the incremental term loans are the same as those for B term loans under the New Credit Agreement.

     In 2002, we used proceeds of $206.0 million from the add-on issuance of 9% Debentures, cash generated from operations of $163.3 million, proceeds from stock option exercises of $4.3 million and proceeds from asset sales of $1.9 million to fund capital expenditures of $119.2 million, net repayments of revolving loans and long-term debt of $193.6 million and debt issuance costs of $22.4 million and to increase cash balances by $40.3 million.

     In 2002, trade accounts receivable, net decreased $20.2 million to $124.7 million as compared to 2001, primarily due to the timing of sales. Inventories increased $10.2 million to $272.8 million in 2002 as compared to 2001 primarily due to the timing of sales and raw material purchases.

     In 2001, we used cash generated from operations of $143.0 million, cash proceeds from the White Cap joint venture of $32.4 million, proceeds from asset sales of $3.9 million, cash balances of $2.0 million and proceeds from stock option exercises of $1.0 million to fund capital expenditures of $93.0 million, net repayments of revolving loans and long-term debt of $86.3 million and our investment in Packtion of $3.0 million.

     In 2001, trade accounts receivable, net decreased $23.4 million to $144.9 million as compared to 2000 primarily due to the impact of contributing our metal closure business to the White Cap joint venture and the impact of a few customers delaying payments in 2000 until the beginning of 2001. Inventories decreased $17.1 million to $262.6 million in 2001 as compared to 2000 primarily due to the impact of contributing our metal closure business to the White Cap joint venture and the timing of raw material purchases and business requirements. Trade accounts payable decreased $34.3 million to $173.9 million principally due to the timing of payments and raw material purchases.

     In 2000, we used net borrowings of revolving loans of $243.7 million ($242.1 million under the U.S. Credit Agreement and $1.6 million under our Canadian senior secured credit facility), cash generated from operations of $95.1 million, proceeds from asset sales of $1.8 million and proceeds from stock option exercises of $0.5 million to fund the acquisition of RXI for $124.0 million, capital expenditures of $89.2 million, redemption of the 13-1/4% Debentures for $61.8 million, repayment of $39.3 million of term loan borrowings under our senior secured credit facilities, cash balances of $17.7 million, our investment in Packtion of $7.0 million, repurchases of common stock of $1.1 million and debt issuance costs of $1.0 million.

     In December 2000, we redeemed all of our outstanding 13-1/4% Debentures ($56.2 million principal amount) with lower cost revolving loans under the U.S. Credit Agreement. The redemption price for all of the 13-1/4% Debentures, including premiums, was $61.8 million. We benefited from this redemption because of the lower interest rate applicable to the revolving loans, despite the slight increase in our indebtedness as a result.

     As of December 31, 2002, there were no revolving loans outstanding under the New Credit Agreement, and, after taking into account outstanding letters of credit, the available portion of the revolving loan facility under the New Credit Agreement was $383.1 million. Revolving loans under the New Credit Agreement may be borrowed, repaid and reborrowed until their final maturity on June 28, 2008. Additionally, as of December 31, 2002, there were no outstanding revolving loans under our Canadian senior secured credit facility, and after taking into account outstanding letters of credit, the available portion of the revolving loan facility under our Canadian senior secured credit facility was $4.1 million.

     The New Credit Agreement also provided us with A term loans ($100.0 million outstanding at December 31, 2002) and B term loans ($348.3 million outstanding at December 31, 2002), which are required to be repaid in annual installments through June 28, 2008 and November 30, 2008, respectively. You should also read
Note 9 to our Consolidated Financial Statements for the year ended December 31, 2002 included elsewhere in this Annual Report.

     Under the New Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank plus a margin. Initially, the margin for Eurodollar rate loans is two percent and the margin for prime rate loans is one percent. Starting in 2003, the margins are subject to adjustment quarterly based upon financial ratios set forth in the New Credit Agreement.

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

     For 2003, we estimate that we will utilize approximately $200-225 million of revolving loans under our senior secured credit facilities for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

     Our board of directors has authorized the repurchase of up to $70 million of our common stock. As of December 31, 2002, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million. The repurchases were financed through revolving loan borrowings under the U.S. Credit Agreement. We intend to finance future repurchases, if any, of our common stock with revolving loans from the New Credit Agreement.

     In addition to our operating cash needs, we believe our cash requirements over the next few years (taking into account recent acquisitions) will consist primarily of:

    o     annual capital expenditures of $90 to $115 million;

    o annual principal amortization payments of bank term loans under the New Credit Agreement (taking into account the recent incremental term loan borrowings) of $21.7 million;

    o our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the New Credit Agreement, which bear fluctuating rates of interest, and the 9% Debentures; and

    o payments of approximately $20 million for federal, state and foreign tax liabilities in 2003, which will increase annually thereafter.

     We believe that cash generated from operations and funds from borrowings available under our senior secured credit facilities will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. We are also continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our senior secured credit facilities, to finance any such acquisition.

     Our senior secured credit facilities and the indenture with respect to the 9% Debentures contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2003 with all of these covenants.

     Our contractual cash obligations at December 31, 2002 are provided below (without taking into account the recent incremental term loan borrowings):


                                                         Payments Due By Period
                                            ------------------------------------------------
                                                                  2004-    2006-
                                              Total      2003     2005     2007   Thereafter
                                              -----      ----     ----     ----   ----------
Long-term debt .........................    $  951.2    $20.2    $40.3    $40.3     $850.4
Minimum rental commitments .............        95.3     21.1     29.9     20.6       23.7
                                            --------    -----    -----    -----     ------
  Total contractual cash obligations ...    $1,046.5    $41.3    $70.2    $60.9     $874.1
                                            ========    =====    =====    =====     ======


     At December 31, 2002, we also had outstanding letters of credit of $17.3 million that were issued under our senior secured credit facilities.

     Taking  into  account  the  recent  $150  million   incremental  term  loan
borrowings, our total contractual cash obligations increase by $1.5 million annually in 2003 through 2007 and by $142.5 million in 2008.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials.

     Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2002, we had $951.2 million of indebtedness outstanding, of which $73.3 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 2.5 percent to 6.4 percent. The aggregate notional principal amounts of these agreements totals $375 million, with $125 million aggregate notional principal amount maturing in 2003 and $250 million aggregate notional principal amount maturing in 2004. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

Rationalization (Credits) Charges and Acquisition Reserves

     During 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container facilities and to cease operation of our composite container department at our Waukegan, Illinois metal food container facility. These plans included the termination of approximately 80 plant employees, the termination of an operating lease and other plant related exit costs, including equipment dismantle costs. These decisions resulted in a rationalization charge of $7.0 million. This charge consisted of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.4 million for plant exit costs.

     During 2002, in order to support new business we decided to continue to operate our Kingsburg facility and to continue to utilize certain Northtown assets with carrying values that were previously written down as part of this rationalization charge. As a result, we recorded rationalization credits totaling $2.8 million, which consisted of $2.2 million related to certain assets with carrying values that were previously written down but remained in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that remained in service were recorded in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Through December 31, 2002, a total of $2.0 million, excluding the non-cash write-down, had been expended related to the rationalization plans for our Northtown and Waukegan facilities, which consisted of $0.8 million related to employee severance and benefits and $1.2 million related to plant exit costs. During 2002, all actions related to these rationalization plans were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit.

     In addition, during 2002 we placed an additional $2.3 million of metal food container assets with carrying values that were previously written down back in service. As a result, we recorded $2.3 million as a rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

     During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a rationalization charge of $3.5 million, which consisted of $0.9 million for employee severance and benefits and $2.6 million for plant exit costs. Through December 31, 2002, a total of $1.7 million has been expended relating to this plan. These expenditures consisted of $0.7 million related to employee severance and benefits and $1.0 million for plant exit costs. During 2002, all actions under this plan related to employee severance and benefits were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit. At December 31, 2002, this reserve had a balance of $1.6 million. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected through 2009.

     During 1999, we approved and announced to employees separate plans to exit our San Leandro and City of Industry, California metal food container facilities. These plans included the termination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs including equipment dismantle costs and contractual rent obligations. These decisions resulted in a rationalization charge of $11.9 million. This charge consisted of $7.3 million for the non-cash write-down in carrying value of assets, $2.2 million for employee severance and benefits and $2.4 million for plant exit costs. Through December 31, 2002, a total of $4.6 million, excluding the non-cash write-down, has been expended relating to these plans. These expenditures consisted of $2.2 million related to employee severance and benefits and $2.4 million for plant exit costs. All actions under these plans have been completed. During 2001, certain assets with carrying values that were previously written down as part of this rationalization charge were placed back in service. As a result, we recorded a $1.2 million rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value. The timing of cash payments under these plans was primarily dependent upon the resolution of various matters with the lessor of one of the facilities.

     Acquisition reserves established in connection with our purchase of the Food Metal and Specialty Business of American National Can Company, or AN Can, in 1995 aggregating approximately $49.5 million were recorded pursuant to plans that we began to assess and formulate at the date of the acquisition and which were finalized in 1996. These reserves consisted of employee severance and benefits costs ($26.1 million) for the termination of approximately 500 plant, selling and administrative employees, plant exit costs ($6.6 million) related to the planned closure of the St. Louis, Missouri plant, the downsizing of the Hoopeston, Illinois and Savage, Minnesota facilities and the restructuring of the St. Paul, Minnesota plant and liabilities incurred in connection with the acquisition ($16.8 million). Through December 31, 2002, a total of $47.6 million has been expended related to these plans, which consisted of $25.3 million for employee severance and benefits, $5.5 million for plant exit costs and $16.8 million for payment of acquisition related liabilities. At December 31, 2002, this reserve had a balance of $1.9 million. Although we have completed our plan, cash payments are expected to continue for pension obligations totaling $0.8 million which are required to be paid pursuant to a labor agreement in place at the time of acquisition and for the resolution of various environmental liabilities, estimated at $1.1 million, that existed at the time of the acquisition. Accordingly, cash payments related to these acquisition reserves are expected through 2004.

     You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2002 included elsewhere in this Annual Report.

Critical Accounting Policies

     Accounting principles generally accepted in the United States require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for deferred income taxes, pension expense and obligations and rationalization (credits) charges and acquisition reserves reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2002 and the accompanying notes included elsewhere in this Annual Report.

     At December 31, 2002, we had approximately $29.2 million of deferred tax assets relating to $73.3 million of net operating loss carryforwards, or NOLs, that expire between 2012 and 2022, for which no valuation allowance has been established. We had NOLs of approximately $10.9 million available to offset future consolidated taxable income (excluding CS Can), and CS Can had NOLs of approximately $62.4 million available to offset its future taxable income. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based on estimated future taxable income, the reversal of temporary differences in future periods and the utilization of tax planning strategies. Current levels of consolidated pre-tax earnings (excluding CS Can) are sufficient to generate the taxable income required to realize our deferred tax assets. Pre-tax earnings levels for CS Can would need to increase from current levels to generate sufficient taxable income to realize its deferred tax assets. We would reduce our deferred tax assets by a valuation allowance if it became more likely than not that a portion of these NOLs would not be utilized. If a valuation allowance were established, additional expense would be recorded within the provision for income taxes in our Consolidated Statements of Income in the period in which that determination was made. This process requires the use of significant judgment and estimates.

     Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our pension expense by approximately $1.1 million. For 2003, we reduced our discount rate from 7.25 percent to 7.0 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected returns on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected return on plan assets would increase our pension expense by approximately $0.6 million. For 2002, 2001 and 2000, we assumed that the expected return on our pension plan assets was 9.0 percent.

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

New Accounting Pronouncements

     Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, we stopped recording goodwill amortization as of January 1, 2002. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, we completed our review and determined that goodwill was not impaired.

     Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003. Upon adoption in 2003, we expect to reclassify previously reported extraordinary items from the loss on early extinguishment of debt to interest and other debt expense.

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

Certifications Under Section 906 Of The Sarbanes-Oxley Act Of 2002

     The written certifications of both of our Co-Chief Executive Officers and of our Chief Financial Officer with respect to this Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this Annual Report.

Forward-Looking Statements

     The statements we have made in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks. Therefore, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements. Important factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to:

   o our ability to effect cost reduction initiatives and realize benefits from capital investments;

   o our ability to locate or acquire suitable acquisition candidates that generate attractive cash returns and on acceptable terms;

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to our operations result primarily from changes in interest rates. In the normal course of business, we also have limited foreign currency risk associated with our Canadian and Mexican operations and risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

     Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objectives, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2002 and 2001, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 39 percent and 55 percent of our total debt, respectively. The decrease was primarily due to the issuance of $200 million principal amount of the 9% Debentures in 2002. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the New Credit Agreement or the U.S. Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the New Credit Agreement. You should also read Notes 4, 9 and 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

     Based on the average outstanding amount of our variable rate indebtedness in 2002, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2002 interest expense by an aggregate of approximately $4.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2002.

Foreign Currency Exchange Rate Risk

     We do not conduct a significant portion of our manufacturing or sales activity in foreign markets. Presently, our only foreign activities are conducted in Canada and Mexico. Since we do not have significant foreign operations, we do not believe it is necessary to enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

     Because our Canadian subsidiary operates within its local economic environment, we believe it is appropriate to finance such operation with local currency borrowings. In determining the amount of such borrowings, we evaluate the operation's business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. This strategy mitigates the risk of reported losses or gains in the event that the Canadian currency strengthens or weakens against the U.S. dollar. Furthermore, our Canadian operating profit is used to repay its local borrowings or is reinvested in

Canada, and is not expected to be remitted to us or invested elsewhere. As a result, it is not necessary for us to mitigate the economic effects of currency rate fluctuations on our Canadian earnings.

Commodity Pricing Risk

     We purchase commodities for our products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

     We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage up to a significant portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2002, we entered into natural gas swap agreements to hedge approximately 80 percent of our exposure to fluctuations in natural gas prices. At December 31, 2002, we had entered into natural gas swap agreements to hedge approximately 40 percent of our expected 2003 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outlines the terms necessary to evaluate these transactions.

     Based on our natural gas usage in 2002, a ten percent change in natural gas costs would have impacted our 2002 cost of goods sold by approximately $0.5 million, after taking into account the average outstanding notional amount of our natural gas swap agreements.

Item 8.  Financial Statements and Supplementary Data.

     We refer you to Item 15, "Exhibits, Financial Statements, Schedules and Reports on Form 8-K," below for a listing of financial statements and schedules included in this Annual Report which are incorporated here in this Annual Report by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 5, 2003 in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated here in this Annual Report by this reference.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 5, 2003 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and is incorporated here in this Annual Report by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 5, 2003 in the sections entitled "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and is incorporated here in this Annual Report by this reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 5, 2003 in the section entitled "Certain Relationships and Related Transactions," and is incorporated here in this Annual Report by this reference.

Item 14.  Controls and Procedures.

     Within 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in our periodic filings with the Securities and Exchange Commission have been made known to them in a timely fashion.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.



(a)
Financial Statements:

Report of Independent Auditors.........................................................       F-1

Consolidated Balance Sheets at December 31, 2002 and 2001..............................       F-2

Consolidated Statements of Income for the years ended December 31, 2002, 2001
     and 2000..........................................................................       F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
     December 31, 2002, 2001 and 2000..................................................       F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
     and 2000..........................................................................       F-5

Notes to Consolidated Financial Statements.............................................       F-6


Schedules:

I.      Condensed Financial Information of Registrant:
           Condensed Balance Sheets of Silgan Holdings Inc. (Parent Company) at
                December 31, 2002 and 2001.............................................       F-45

           Condensed Statements of Income of Silgan Holdings Inc. (Parent Company)
                for the years ended December 31, 2002, 2001 and 2000...................       F-46

           Condensed Statements of Cash Flows of Silgan Holdings Inc. (Parent
                Company) for the years ended December 31, 2002, 2001 and 2000..........       F-47

           Notes to Condensed Financial Statements.....................................       F-48

II.     Valuation and Qualifying Accounts for the years ended December 31,
           2002, 2001 and 2000.........................................................       F-50




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

  4.3 Second Supplemental Indenture, dated as of April 23, 2002, between Silgan Holdings and National City Bank, N.A. (as successor trustee), as trustee, to the Indenture dated as of June 9, 1997 between Silgan Holdings (as successor to Silgan Corporation), as issuer and National City Bank, N.A. (as successor trustee), as trustee, with respect to the 9% Debentures (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated September 18, 2002, Registration Statement No. 333-99721).

  4.4 Form of Silgan Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.10 filed with our Registration Statement on Form S-4, dated July 8, 1997, Registration Statement No. 333-30881).

  4.5 Form of Silgan Holdings' 9% Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.5 filed with our Registration Statement on Form S-4, dated September 18, 2002, Registration Statement No. 333-99721).

 10.1 Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).


 10.2 Letter agreement dated November 6, 2001 between Silgan Holdings and The Morgan Stanley Leveraged Equity Fund II, L.P. (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

Exhibit
Number                              Description
-------                             -----------

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

  10.6 Credit Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other Revolving Borrower party thereto from time to time, each other Incremental Term Loan Borrower party thereto from time to time, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc. and Fleet National Bank, as Co-Documentation Agents, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and Deutsche Bank Securities Inc., Banc of America Securities LLC and Salomon Smith Barney Inc., as Joint Book Managers (incorporated by reference to
          Exhibit 99.1 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.7 US Security Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.8 US Pledge Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.9 US Borrower/Subsidiaries Guaranty, dated as of June 28, 2002, made by each of Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Corporation, Silgan LLC, RXI Plastics, Inc. and Silgan Vacuum Closure Holding Company in favor of the creditors thereunder (incorporated by reference to Exhibit 99.4 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

Exhibit
Number                              Description
-------                             -----------


 10.10 Asset Purchase Agreement, dated as of June 2, 1995, between American National Can Company and Silgan Containers (incorporated by reference to Exhibit 1 filed with our Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

 10.11 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to
          Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

 10.12 Underwriting Agreement, dated as of February 13, 1997, among Silgan Holdings, Silgan Corporation, Silgan Containers, Silgan Plastics, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 10.13 Placement Agreement between Silgan Corporation and Morgan Stanley & Co. Incorporated, dated June 3, 1997 (incorporated by reference to
          Exhibit 99.1 filed with our Current Report on Form 8-K dated June 9, 1997, Commission File No. 000-22117).

 10.14 Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.17 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

 10.15 Registration Rights Agreement dated as of April 23, 2002 between Silgan Holdings and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Fleet Securities, Inc. (incorporated by reference to Exhibit 4.6 filed with our Registration Statement on Form S-4, dated September 18, 2002, Registration Statement No. 333-99721).

+10.16 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.17 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell
          F.  Gervais and Aim  Packaging,  Inc.  (incorporated  by  reference to
          Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.18 Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

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

+10.22    Form  of  Silgan   Holdings   Nonstatutory   Stock  Option   Agreement
          (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

*10.23    Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan.

  *12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

  *21     Subsidiaries of the Registrant.

  *23     Consent of Ernst & Young LLP.



(b)    Reports on Form 8-K:

1. On November 14, 2002, we filed a Current Report on Form 8-K which indicated pursuant to Item 9 that the written certifications of both of our Co-Chief Executive Officers and our Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanied our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2002 as additional correspondence, and with which copies of such written certifications were furnished.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SILGAN HOLDINGS INC.



Date:  March 31, 2003                    By  /s/ R. Philip Silver
                                             -------------------------
                                             R. Philip Silver
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----
                              Chairman of the Board and
                              Co-Chief Executive Officer
/s/ R. Philip Silver         (Principal Executive Officer)       March 31, 2003
----------------------
(R. Philip Silver)

                            President, Co-Chief Executive
                                Officer and Director
/s/ D. Greg Horrigan        (Principal Executive Officer)        March 31, 2003
----------------------
(D. Greg Horrigan)

/s/ Leigh J. Abramson                Director                    March 31, 2003
----------------------
(Leigh J. Abramson)

/s/ John W. Alden                    Director                    March 31, 2003
----------------------
(John W. Alden)

/s/ Jeffrey C. Crowe                 Director                    March 31, 2003
----------------------
(Jeffrey C. Crowe)

/s/ Edward A. Lapekas                Director                    March 31, 2003
----------------------
(Edward A. Lapekas)

                           Executive Vice President and
                             Chief Financial Officer
/s/ Anthony J. Allott      (Principal Financial Officer)         March 31, 2003
----------------------
(Anthony J. Allott)

                           Vice President and Controller
/s/ Nancy Merola           (Principal Accounting Officer)        March 31, 2003
----------------------
(Nancy Merola)

                                     CERTIFICATIONS


I, R. Philip Silver, certify that:

     1.   I have  reviewed  this annual  report on Form 10-K of Silgan  Holdings
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003



                                            /s/ R. Philip Silver
                                            --------------------------
                                            Chairman of the Board and
                                            Co-Chief Executive Officer


I, D. Greg Horrigan, certify that:

     1.   I have  reviewed  this annual  report on Form 10-K of Silgan  Holdings
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003



                                            /s/ D. Greg Horrigan
                                            --------------------------
                                            President and
                                            Co-Chief Executive Officer




I, Anthony J. Allott, certify that:

     1.   I have  reviewed  this annual  report on Form 10-K of Silgan  Holdings
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003


                                             /s/ Anthony J. Allott
                                             ----------------------------
                                             Executive Vice President and
                                             Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Silgan Holdings Inc.



     We have audited the accompanying consolidated financial statements and schedules of Silgan Holdings Inc. as listed in the accompanying index to the financial statements (Item 15(a)). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 15(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
January  28, 2003,  except for  the
second and third paragraphs of  Note
20, as to which the date is March 3,
2003 and for the fourth paragraph of
Note  20, as  to which  the  date is
March 28, 2003.

                              SILGAN HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001
                 (Dollars in thousands, except per share data)

                                                         2002           2001
                                                         ----           ----
Assets
Current assets:
     Cash and cash equivalents ....................   $   58,318     $   18,009
     Trade accounts receivable, less allowances
        of $2,864 and $3,449, respectively ........      124,657        144,903
     Inventories ..................................      272,836        262,627
     Prepaid expenses and other current assets ....       13,988         12,053
                                                      ----------     ----------
         Total current assets .....................      469,799        437,592

Property, plant and equipment, net ................      705,746        677,542
Goodwill, net .....................................      141,481        141,465
Other assets ......................................       57,399         55,221
                                                      ----------     ----------
                                                      $1,374,425     $1,311,820
                                                      ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt ............   $   20,170     $   57,999
     Trade accounts payable .......................      172,703        173,851
     Accrued payroll and related costs ............       56,238         59,215
     Accrued liabilities ..........................       15,825         26,653
                                                      ----------     ----------
         Total current liabilities ................      264,936        317,718

Long-term debt ....................................      936,655        886,770
Other liabilities .................................      109,742         92,184

Commitments and contingencies

Stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized, 20,916,317
       and 20,539,145 shares issued and
       18,230,842 and 17,853,670 shares
       outstanding, respectively)..................          209            205
     Paid-in capital ..............................      124,872        118,319
     Retained earnings (accumulated deficit) ......       18,871        (34,937)
     Accumulated other comprehensive loss .........      (20,467)        (8,046)
     Treasury stock at cost (2,685,475 shares) ....      (60,393)       (60,393)
                                                      ----------     ----------
         Total stockholders' equity ...............       63,092         15,148
                                                      ----------     ----------
                                                      $1,374,425     $1,311,820
                                                      ==========     ==========


             See notes to consolidated financial statements.


                                        SILGAN HOLDINGS INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31, 2002, 2001 and 2000
                           (Dollars in thousands, except per share data)


                                                                  2002            2001            2000
                                                                  ----            ----            ----
Net sales ..............................................      $1,988,284      $1,940,994      $1,877,497

Cost of goods sold .....................................       1,749,731       1,700,708       1,648,247
                                                              ----------      ----------      ----------

     Gross profit ......................................         238,553         240,286         229,250

Selling, general and administrative expenses ...........          76,216          78,541          72,148

Rationalization (credits) charges ......................          (5,603)          9,334            --
                                                              ----------      ----------      ----------

     Income from operations ............................         167,940         152,411         157,102

Gain on assets contributed to affiliate ................            --             4,908            --


Interest and other debt expense ........................          73,789          81,192          91,178
                                                              ----------      ----------      ----------

     Income before income taxes, equity in losses
          of affiliates and extraordinary item .........          94,151          76,127          65,924

Provision for income taxes .............................          37,190          30,222          25,790
                                                              ----------      ----------      ----------

     Income before equity in losses of affiliates and
         extraordinary item ............................          56,961          45,905          40,134

Equity in losses of affiliates .........................          (2,554)         (4,140)         (4,610)
                                                              ----------      ----------      ----------

     Income before extraordinary item ..................          54,407          41,765          35,524

Extraordinary item - loss on early extinguishment
  of debt, net of income taxes .........................            (599)           --            (4,216)
                                                              ----------      ----------      ----------


     Net income ........................................      $   53,808      $   41,765      $   31,308
                                                              ==========      ==========      ==========


Basic earnings per share:
     Income before extraordinary item ..................          $ 3.00           $2.35          $ 2.01
     Extraordinary item ................................           (0.03)            --            (0.24)
                                                                  ------           -----          ------
Basic net income per share .............................          $ 2.97           $2.35          $ 1.77
                                                                  ======           =====          ======

Diluted earnings per share:
     Income before extraordinary item ..................          $ 2.96           $2.31          $ 1.97
     Extraordinary item ................................           (0.03)            --            (0.23)
                                                                  ------           -----          ------
Diluted net income per share ...........................          $ 2.93           $2.31          $ 1.74
                                                                  ======           =====          ======


                           See notes to consolidated financial statements.

                                                            SILGAN HOLDINGS INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           For the years  ended  December  31,  2002, 2001 and 2000
                                                     (Dollars and shares in thousands)

                                                 Common Stock                  Retained     Accumulated                 Total
                                                 ------------                  Earnings        Other                 Stockholders'
                                                           Par     Paid-in   (Accumulated  Comprehensive  Treasury      Equity
                                                Shares    Value    Capital      Deficit)       Loss        Stock     (Deficiency)
                                                ------    -----   ---------   -----------  -------------  --------   -------------
Balance at January 1, 2000 ...............      17,547     $201    $118,666    $(108,010)   $   (273)     $(59,318)    $(48,734)

Comprehensive income:

   Net income ............................        --        --         --         31,308        --            --         31,308

   Minimum pension liability .............        --        --         --           --          (797)         --           (797)

   Foreign currency translation ..........        --        --         --           --          (518)         --           (518)
                                                                                                                       --------
   Comprehensive income ..................                                                                               29,993
                                                                                                                       --------
Stock option exercises, including
  tax provision of $826 ..................         256        3        (317)        --          --            --           (314)

Equity affiliate closing costs ...........        --        --         (250)        --          --            --           (250)

Repurchase of common stock ...............        (100)     --         --           --          --          (1,075)      (1,075)
                                                ------     ----    --------    ---------    --------      --------     --------

Balance at December 31, 2000 .............      17,703      204     118,099      (76,702)     (1,588)      (60,393)     (20,380)

Comprehensive income:

   Net income ............................        --        --         --         41,765        --            --         41,765

   Minimum pension liability, net of
     tax benefit of $1,885 ...............        --        --         --           --        (1,966)         --         (1,966)

   Change in fair value of
    derivatives, net of tax
      benefit of $2,151 ..................        --        --         --           --        (3,267)         --         (3,267)

   Foreign currency translation ..........        --        --         --           --        (1,225)         --         (1,225)
                                                                                                                       --------
   Comprehensive income ..................                                                                               35,307
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $595 ....................         151        1       1,622         --          --            --          1,623

Dilution of investment in
  equity affiliate .......................        --        --       (1,402)        --          --            --         (1,402)

                                                ------     ----    --------    ---------    --------      --------     --------
Balance at December 31, 2001 .............      17,854      205     118,319      (34,937)     (8,046)      (60,393)      15,148

Comprehensive income:

   Net income ............................        --        --         --         53,808        --            --         53,808

   Minimum pension liability, net of
    tax benefit of $8,336 ................        --        --         --           --       (12,792)         --        (12,792)

   Change in fair value of
    derivatives, net of tax
     benefit of $314 .....................        --        --         --           --           453          --            453

   Foreign currency translation ..........        --        --         --           --           (82)         --            (82)
                                                                                                                       --------
   Comprehensive income ..................                                                                               41,387
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $2,254 ..................         377        4       6,553         --          --            --          6,557
                                                ------     ----    --------    ---------    --------      --------     --------
Balance at December 31, 2002 .............      18,231     $209    $124,872    $  18,871    $(20,467)     $(60,393)    $ 63,092
                                                ======     ====    ========    =========    ========      ========     ========

                                                See notes to consolidated financial statements.



                                                  SILGAN HOLDINGS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 2002, 2001 and 2000
                                                 (Dollars in thousands)


                                                                              2002           2001            2000
                                                                              ----           ----            ----
Cash flows provided by (used in) operating activities:
     Net income ....................................................     $    53,808      $  41,765      $   31,308
     Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation .............................................          94,936         89,772          84,577
          Amortization of goodwill and other intangibles ...........             779          5,759           4,392
          Amortization of debt issuance costs ......................           2,588          1,675           1,658
          Rationalization (credits) charges ........................          (5,603)         9,334            --
          Equity in losses of affiliates ...........................           4,222          4,140           4,610
          Gain on assets contributed to affiliate ..................            --           (4,908)           --
          Deferred income tax provision ............................          25,219         13,852          11,749
          Extraordinary item .......................................             983           --             6,926
          Other changes that provided (used) cash,
             net of effects of acquisitions:
               Trade accounts receivable ...........................          20,246         19,179         (26,995)
               Inventories .........................................         (10,209)         1,220         (18,366)
               Trade accounts payable ..............................          (1,148)       (34,293)         21,106
               Accrued liabilities .................................         (12,273)         4,312         (19,610)
               Other, net ..........................................         (10,255)        (8,824)         (6,210)
                                                                         -----------      ---------      ----------
          Net cash provided by operating activities ................         163,293        142,983          95,145
                                                                         -----------      ---------      ----------

Cash flows provided by (used in) investing activities:
     Investment in equity affiliate ................................            --           (3,039)         (7,026)
     Proceeds from equity affiliate ................................            --           32,388            --
     Acquisition of businesses .....................................            --             --          (124,015)
     Capital expenditures ..........................................        (119,160)       (93,042)        (89,227)
     Proceeds from asset sales .....................................           1,915          3,901           1,789
                                                                         -----------      ---------      ----------
          Net cash used in investing activities ....................        (117,245)       (59,792)       (218,479)
                                                                         -----------      ---------      ----------

Cash flows provided by (used in) financing activities:
     Borrowings under revolving loans ..............................       1,163,580        710,749       1,198,459
     Repayments under revolving loans ..............................      (1,496,605)      (746,719)       (954,724)
     Proceeds from stock option exercises ..........................           4,303          1,028             512
     Repurchase of common stock ....................................            --             --            (1,075)
     Proceeds from issuance of long-term debt ......................         656,000           --              --
     Repayments of long-term debt ..................................        (310,573)       (50,313)       (101,124)
     Debt issuance costs ...........................................         (22,444)          --            (1,052)
                                                                         -----------      ---------      ----------
          Net cash (used in) provided by financing activities ......          (5,739)       (85,255)        140,996
                                                                         -----------      ---------      ----------

Cash and cash equivalents:
     Net increase (decrease) .......................................          40,309         (2,064)         17,662
     Balance at beginning of year ..................................          18,009         20,073           2,411
                                                                         -----------      ---------      ----------
     Balance at end of year ........................................     $    58,318      $  18,009      $   20,073
                                                                         ===========      =========      ==========

Interest paid ......................................................     $    73,251      $  85,825      $   91,200
Income taxes paid, net of refunds ..................................          14,374          8,308          13,352



                               See notes to consolidated financial statements.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

The functional currency for our foreign operations is the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of our cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $88.3 million at December 31, 2002 and $74.8 million at December 31, 2001 are included in trade accounts payable.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis, or LIFO.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.4 million in 2002 and $1.6 million in 2001 was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

Goodwill, Net. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the accounting treatment for business combinations to require the use of purchase accounting and prohibit the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill to eliminate amortization of goodwill on transactions consummated after June 30, 2001 and of all other goodwill as of January 1, 2002. As a result, we stopped recording goodwill amortization as of January 1, 2002. Intangible assets with definite lives will continue to be amortized over their useful lives.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1.   Summary of Significant Accounting Policies  (continued)

Goodwill, Net (continued). Net income and earnings per share would have been as follows had the provisions of SFAS No. 142 been applied as of January 1, 2000:



                                                                 2002           2001           2000
                                                                 ----           ----           ----
                                                           (Dollars in thousands, except per share data)
Net income:
     Income before extraordinary item ..................       $54,407        $41,765        $35,524
     Add back of goodwill amortization .................          --            3,017          2,561
                                                               -------        -------        -------
     Adjusted income before extraordinary item .........        54,407         44,782         38,085
     Extraordinary item ................................          (599)          --           (4,216)
                                                               -------        -------        -------
     Adjusted net income ...............................       $53,808        $44,782        $33,869
                                                               =======        =======        =======

Basic earnings per share:
     Income before extraordinary item ..................        $ 3.00          $2.35         $ 2.01
     Add back of goodwill amortization .................           --            0.17           0.14
                                                                ------          -----         ------
     Adjusted income before extraordinary item .........          3.00           2.52           2.15
     Extraordinary item ................................         (0.03)           --           (0.24)
                                                                ------          -----         ------
     Adjusted net income ...............................        $ 2.97          $2.52         $ 1.91
                                                                ======          =====         ======

Diluted earnings per share:
     Income before extraordinary item ..................        $ 2.96          $2.31         $ 1.97
     Add back of goodwill amortization .................           --            0.17           0.14
                                                                ------          -----         ------
     Adjusted income before extraordinary item .........          2.96           2.48           2.11
     Extraordinary item ................................         (0.03)           --           (0.23)
                                                                ------          -----         ------
     Adjusted net income ...............................        $ 2.93          $2.48         $ 1.88
                                                                ======          =====         ======


SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. During 2002, we completed our review and determined that goodwill was not impaired. Goodwill, net for our metal food container and plastic container businesses was $47.7 million (net of accumulated amortization of $14.7 million) and $93.8 million (net of accumulated amortization of $10.9 million), respectively, at both December 31, 2002 and 2001.

Impairment of Long-Lived Assets. We assess long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. An impairment exists if the estimate of future undiscounted cash flows generated by the assets is less than the carrying value of the assets. If impairment is determined to exist, any related impairment loss is then measured by comparing the fair value of the assets to their carrying amount.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1.   Summary of Significant Accounting Policies  (continued)

Impairment of Long-Lived Assets (continued). Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact our financial position or results of operations.

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 12 years), intangible pension asset and investments in equity affiliates.

Hedging Instruments. We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair values. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on our financial position or results of operations.

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1.   Summary of Significant Accounting Policies  (continued)

Revenue Recognition. Revenues are recognized when goods are shipped and the title and risk of loss pass to the customer. Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of goods sold in our Consolidated Statements of Income.

Stock-Based Compensation. We have two stock-based compensation plans. See Note 14 for further discussion. We apply the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant. If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended December 31, 2002, 2001 and 2000, net income and basic and diluted earnings per share would have been as follows:



                                                            2002         2001         2000
                                                            ----         ----         ----
                                                    (Dollars in thousands, except per share data)


    Net income, as reported ..........................    $53,808      $41,765      $31,308
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value method for all stock option
       awards, net of income taxes ...................      1,165        1,337        1,443
                                                          -------      -------      -------
    Pro forma net income .............................    $52,643      $40,428      $29,865
                                                          =======      =======      =======

    Earnings per share:
        Basic net income per share - as reported .....      $2.97        $2.35        $1.77
                                                            =====        =====        =====
        Basic net income per share - pro forma .......       2.90         2.27         1.69
                                                            =====        =====        =====

        Diluted net income per share - as reported ...       2.93         2.31         1.74
                                                            =====        =====        =====
        Diluted net income per share - pro forma .....       2.88         2.26         1.69
                                                            =====        =====        =====


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1.   Summary of Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 are effective for us on January 1, 2003. Upon adoption in 2003, we expect to reclassify previously reported extraordinary items from the loss on early extinguishment of debt to interest and other debt expense.

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


Note 2.   Acquisitions

On October 1, 2000, we acquired all of the outstanding capital stock of RXI Holdings, Inc., or RXI Plastics, a manufacturer and seller of rigid plastic packaging, for $124.0 million in cash. We financed the purchase price through revolving loan borrowings under our previous U.S. senior secured credit facility. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and RXI Plastics' results of operations have been included in our consolidated operating results from the date of acquisition.

See Note 20 which includes a discussion of acquisitions subsequent to December 31, 2002.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 3.   Rationalization (Credits) Charges and Acquisition Reserves

2001 Rationalization Plans
--------------------------

During 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container facilities and to cease operation of our composite container department at our Waukegan, Illinois metal food container facility. These plans included the termination of approximately 80 plant employees, the termination of an operating lease and other plant related exit costs, including equipment dismantle costs. These decisions resulted in a rationalization charge of $7.0 million. This charge consisted of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.4 million for plant exit costs.

During 2002, in order to support new business we decided to continue to operate our Kingsburg facility and to continue to utilize certain Northtown assets with carrying values that were previously written down as part of this rationalization charge. As a result, we recorded rationalization credits totaling $2.8 million, which consisted of $2.2 million related to certain assets with carrying values that were previously written down but remained in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that remained in service were recorded in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Through December 31, 2002, a total of $2.0 million, excluding the non-cash write-down, had been expended related to the rationalization plans for our Northtown and Waukegan facilities, which consisted of $0.8 million related to employee severance and benefits and $1.2 million related to plant exit costs. During 2002, all actions related to these rationalization plans were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit.

Activity in our Northtown, Kingsburg and Waukegan plant rationalization reserve, excluding the non-cash write-down and related credits, is summarized as follows:



                                                  Employee         Plant
                                                  Severance        Exit        Acquisition
                                                and Benefits       Costs       Liabilities     Total
                                                ------------       -----       -----------     -----
                                                                  (Dollars in thousands)

     Balance at December 31, 2000 ..........       $ --           $  --           $ --        $  --
     2001 Rationalization Charge ...........        1,421           1,425           --          2,846
     2001 Utilized .........................          (88)            (26)          --           (114)
                                                   ------         -------         -----       -------
     Balance at December 31, 2001 ..........        1,333           1,399           --          2,732
     2002 Rationalization Credits ..........         (605)           (262)          --           (867)
     2002 Utilized .........................         (728)         (1,137)          --         (1,865)
                                                   ------         -------         -----       -------
     Balance at December 31, 2002 ..........       $ --           $  --           $ --        $  --
                                                   ======         =======         =====       =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 3.   Rationalization (Credits) Charges and Acquisition Reserves (continued)

2001 Rationalization Plans  (continued)
--------------------------

During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a rationalization charge of $3.5 million, which consisted of $0.9 million for employee severance and benefits and $2.6 million for plant exit costs. Through December 31, 2002, a total of $1.7 million has been expended relating to this plan. These expenditures consisted of $0.7 million related to employee severance and benefits and $1.0 million for plant exit costs. During 2002, all actions under this plan related to employee severance and benefits were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit. At December 31, 2002, this reserve had a balance of $1.6 million. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected through 2009.

Activity in our Fairfield plant rationalization reserve is summarized as follows:



                                                  Employee         Plant
                                                  Severance        Exit        Acquisition
                                                and Benefits       Costs       Liabilities     Total
                                                ------------       -----       -----------     -----
                                                                  (Dollars in thousands)

     Balance at December 31, 2000 ..........       $ --           $  --           $ --        $  --
     2001 Rationalization Charge ...........         874           2,616            --          3,490
     2001 Utilized .........................        (637)           (749)           --         (1,386)
                                                   -----          ------          -----       -------
     Balance at December 31, 2001 ..........         237           1,867            --          2,104
     2002 Rationalization Credit ...........        (237)            --             --           (237)
     2002 Utilized .........................         --             (273)           --           (273)
                                                   -----          ------          -----       -------
     Balance at December 31, 2002 ..........       $ --           $1,594          $ --        $ 1,594
                                                   =====          ======          =====       =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 3.   Rationalization (Credits) Charges and Acquisition Reserves (continued)

1999 Rationalization Plans
--------------------------

During 1999, we approved and announced to employees separate plans to exit our San Leandro and City of Industry, California metal food container facilities. These plans included the termination of approximately 130 plant employees, termination of two operating leases and other plant related exit costs including equipment dismantle costs and contractual rent obligations. These decisions resulted in a rationalization charge of $11.9 million. This charge consisted of $7.3 million for the non-cash write-down in carrying value of assets, $2.2 million for employee severance and benefits and $2.4 million for plant exit costs. Through December 31, 2002, a total of $4.6 million, excluding the non-cash write-down, has been expended relating to these plans. These expenditures consisted of $2.2 million related to employee severance and benefits and $2.4 million for plant exit costs. All actions under these plans have been completed. During 2001, certain assets with carrying values that were previously written down as part of this rationalization charge were placed back in service. As a result, we recorded a $1.2 million rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value. The timing of cash payments under these plans was primarily dependent upon the resolution of various matters with the lessor of one of the facilities.

Activity in our San Leandro and City of Industry plant rationalization reserve, excluding the non-cash write down and related credit, is summarized as follows:



                                                  Employee         Plant
                                                  Severance        Exit        Acquisition
                                                and Benefits       Costs       Liabilities     Total
                                                ------------       -----       -----------     -----
                                                                  (Dollars in thousands)

     Balance at December 31, 1999 ..........       $ 1,792        $ 2,332         $ --        $ 4,124
     2000 Utilized .........................        (1,792)        (1,726)          --         (3,518)
                                                   -------        -------         -----       -------
     Balance at December 31, 2000 ..........          --              606           --            606
     2001 Utilized .........................          --             (409)          --           (409)
                                                   -------        -------         -----       -------
     Balance at December 31, 2001 ..........          --              197           --            197
     2002 Utilized .........................          --             (197)          --           (197)
                                                   -------        -------         -----       -------
     Balance at December 31, 2002 ..........       $  --          $  --           $ --        $  --
                                                   =======        =======         =====       =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 3.   Rationalization (Credits) Charges and Acquisition Reserves (continued)

Acquisition Reserves
--------------------

Acquisition reserves established in connection with our purchase of the Food Metal and Specialty Business of American National Can Company, or AN Can, in 1995 aggregating approximately $49.5 million were recorded pursuant to plans that we began to assess and formulate at the date of the acquisition and which were finalized in 1996. These reserves consisted of employee severance and benefits costs ($26.1 million) for the termination of approximately 500 plant, selling and administrative employees, plant exit costs ($6.6 million) related to the planned closure of the St. Louis, Missouri plant, the downsizing of the Hoopeston, Illinois and Savage, Minnesota facilities and the restructuring of the St. Paul, Minnesota plant and liabilities incurred in connection with the acquisition ($16.8 million). Through December 31, 2002, a total of $47.6 million has been expended related to these plans, which consisted of $25.3 million for employee severance and benefits, $5.5 million for plant exit costs and $16.8 million for payment of acquisition related liabilities. At December 31, 2002, this reserve had a balance of $1.9 million. Although we have completed our plan, cash payments are expected to continue for pension obligations totaling $0.8 million which are required to be paid pursuant to a labor agreement in place at the time of acquisition and for the resolution of various environmental liabilities, estimated at $1.1 million, that existed at the time of the acquisition. Accordingly, cash payments related to these acquisition reserves are expected through 2004.

Activity in our AN Can acquisition reserves is summarized as follows:



                                                  Employee         Plant
                                                  Severance        Exit        Acquisition
                                                and Benefits       Costs       Liabilities      Total
                                                ------------       -----       -----------      -----
                                                                  (Dollars in thousands)

     Balance at December 31, 1999 ..........       $2,555         $ 4,451        $ 6,704       $13,710
     2000 Utilized .........................         (191)         (1,829)        (2,704)       (4,724)
                                                   ------         -------        -------       -------
     Balance at December 31, 2000 ..........        2,364           2,622          4,000         8,986
     2001 Utilized .........................         (873)           (645)        (2,000)       (3,518)
                                                   ------         -------        -------       -------
     Balance at December 31, 2001 ..........        1,491           1,977          2,000         5,468
     2002 Utilized .........................         (744)           (858)        (2,000)       (3,602)
                                                   ------         -------        -------       -------
     Balance at December 31, 2002 ..........       $  747         $ 1,119        $  --         $ 1,866
                                                   ======         =======        =======       =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 3.   Rationalization (Credits) Charges and Acquisition Reserves (continued)

Summary
-------

In addition to the previously discussed rationalization credits and charges, during 2002 we placed an additional $2.3 million of metal food container assets with carrying values that were previously written down back in service. As a result, we recorded $2.3 million as a rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Rationalization (credits) and charges for the years ended December 31 are summarized as follows:

                                                  2002         2001         2000
                                                  ----         ----         ----
                                                      (Dollars in thousands)

     Northtown, Kingsburg, Waukegan .......     $(3,041)     $ 7,033       $ --
     Fairfield ............................        (237)       3,490         --
     San Leandro, City of Industry ........        --         (1,189)        --
     Other assets .........................      (2,325)        --           --
                                                -------      -------       -----
                                                $(5,603)     $ 9,334       $ --
                                                =======      =======       =====

At December 31, 2002 and 2001, rationalization and acquisition reserves were included in our Consolidated Balance Sheets as follows:


                                                 2002           2001
                                                 ----           ----
                                                (Dollars in thousands)

     Accrued liabilities ..................     $1,813        $ 8,492
     Other liabilities ....................      1,647          2,009
                                                ------        -------
                                                $3,460        $10,501
                                                ======        =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 4.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders' Equity (Deficiency). Amounts included in accumulated other comprehensive loss at December 31 are as follows:

                                                         2002          2001
                                                         ----          ----
                                                       (Dollars in thousands)

     Foreign currency translation ..............      $ (1,998)      $(1,916)
     Change in fair value of derivatives .......        (2,814)       (3,267)
     Minimum pension liability .................       (15,655)       (2,863)
                                                      --------       -------
       Accumulated other comprehensive loss ....      $(20,467)      $(8,046)
                                                      ========       =======


The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the year ended December 31, 2002 and December 31, 2001 was net losses of $5.0 million and $2.7 million, net of income taxes, respectively. For the year ended December 31, 2001, the change in fair value of derivatives component of accumulated other comprehensive loss is comprised of a $0.1 million charge, net of income taxes, for the cumulative effect of adopting SFAS No. 133 and an additional charge of $3.2 million, net of both income taxes and net losses reclassified to earnings, for the change in fair value of derivatives.

We estimate that we will reclassify $2.3 million, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss as a charge to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 10 which includes a discussion of hedging activities.

For the year ended December 31, 2002, the foreign currency translation and minimum pension liability components of accumulated other comprehensive loss included $0.4 million and $5.6 million, respectively, related to our equity investment in Amcor White Cap LLC.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 5.   Inventories

The components of inventories at December 31 are as follows:

                                                    2002           2001
                                                    ----           ----
                                                  (Dollars in thousands)

     Raw materials ........................      $ 31,925       $ 28,032
     Work-in-process ......................        50,941         45,510
     Finished goods .......................       171,341        168,362
     Spare parts and other ................        13,944         13,698
                                                 --------       --------
                                                  268,151        255,602
     Adjustment to value inventory
        at cost on the LIFO method ........         4,685          7,025
                                                 --------       --------
                                                 $272,836       $262,627
                                                 ========       ========


The amount of inventory recorded on the first-in, first-out method at December 31, 2002 and 2001 was $23.6 million and $22.3 million, respectively.


Note 6.   Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31 is as follows:


                                                        2002            2001
                                                        ----            ----
                                                       (Dollars in thousands)

     Land ......................................    $    7,943      $    7,869
     Buildings and improvements ................       135,499         128,815
     Machinery and equipment ...................     1,120,617       1,055,207
     Construction in progress ..................        80,626          56,504
                                                    ----------      ----------
                                                     1,344,685       1,248,395
     Accumulated depreciation ..................      (638,939)       (570,853)
                                                    ----------      ----------
         Property, plant and equipment, net ....    $  705,746      $  677,542
                                                    ==========      ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 7.   Other Assets

Other assets at December 31 are as follows:

                                                    2002           2001
                                                    ----           ----
                                                  (Dollars in thousands)

     Debt issuance costs ..................       $31,121        $13,727
     Intangible pension asset .............        10,349         10,855
     Investments in equity affiliates
        (see Note 8) ......................           457         14,342
     Other ................................        21,327         22,783
                                                  -------        -------
                                                   63,254         61,707
     Accumulated amortization .............        (5,855)        (6,486)
                                                  -------        -------
                                                  $57,399        $55,221
                                                  =======        =======


Note 8.   Investments in Equity Affiliates

Amcor White Cap LLC
-------------------

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that is a leading supplier of an extensive range of metal and plastic closures to consumer goods packaging companies in the food and beverage industries in North America. The venture operates under the name Amcor White Cap LLC, or White Cap. We contributed $48.4 million of metal closure assets, including our manufacturing facilities in Evansville and Richmond, Indiana, and $7.1 million of metal closure liabilities to White Cap in return for a 35 percent interest in and $32.4 million of cash proceeds from the joint venture. Net sales of our metal closure business, which was contributed to the White Cap joint venture, totaled $46.3 million and $90.8 million in 2001 and 2000, respectively. Schmalbach-Lubeca AG contributed the remaining metal and plastic closure operations to the joint venture. In July 2002, Amcor Ltd. purchased Schmalbach-Lubeca AG's interest in the joint venture.

We account for our investment in the White Cap joint venture using the equity method. During 2002, we recorded equity in losses of White Cap of $2.6 million, net of income taxes. As part of the integration of the contributed businesses, the White Cap joint venture instituted a program to rationalize its operations. As a result, our equity in losses of White Cap for 2002 included $2.0 million, net of income taxes, for our portion of White Cap's rationalization charge to close its Chicago, Illinois metal closure manufacturing facility and $0.7 million, net of income taxes, for our portion of White Cap's gain on the sale of certain assets at a price in excess of book value. During 2001, we recorded equity in losses of White Cap of $0.3 million and a gain on the assets contributed to the joint venture of $4.9 million.

In March 2003, we acquired the remaining 65 percent equity interest in the White Cap joint venture that we did not already own. See Note 20 which includes a discussion of the acquisition.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 8.   Investments in Equity Affiliates  (continued)

Packtion Corporation
--------------------

In April 2000, we, together with Morgan Stanley Private Equity and Diamondcluster International Inc., agreed to invest in Packtion Corporation, or Packtion, an e-commerce joint venture aimed at integrating the packaging supply chain from design through manufacturing and procurement. The parties agreed to make the investments through Packaging Markets LLC, a limited liability company. The joint venture was expected to provide a comprehensive online marketplace for packaging goods and services and to combine content, tools and collaboration capabilities to streamline the product development process and enhance transaction opportunities for buyers and sellers of packaging. The products that Packtion was developing included a web-based software tool to enable product and package design, development and collaboration; an internet-based secure environment enabling the sharing of packaging related product information and the transaction of business electronically; and an informational source of packaging related knowledge, tools and expert services. Packtion had insignificant sales for internet consulting services and incurred net losses. We accounted for our investment in Packtion using the equity method.

In June and August 2000, we invested a total of $7.0 million in Packtion representing approximately a 45 percent interest in Packtion. For the year ended December 31, 2000, we recorded equity in losses of Packtion aggregating $4.6 million. In addition, we recorded our share of Packtion's closing costs, $0.2 million, as a reduction to our investment. In the first quarter of 2001, in connection with an investment by The Proctor & Gamble Company and E. I. Du Pont de Nemours & Co. in Packtion, we invested an additional $3.1 million bringing our total investment to $10.1 million representing approximately a 25 percent interest in Packtion. In connection with this transaction, we also recorded a reduction to paid-in capital of $1.4 million due to the dilution of our investment. Packtion was dissolved on May 31, 2001, after its board of directors determined that there had been slower than anticipated market acceptance of its business. During 2001, we recorded equity in losses of Packtion aggregating $3.8 million, which included our final losses and eliminated our investment.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt

Long-term debt at December 31 is as follows:

                                                        2002            2001
                                                        ----            ----
                                                       (Dollars in thousands)
     Bank debt:
        Bank revolving loans ...................      $   --          $333,025
        Bank A term loans ......................       100,000         119,413
        Bank B term loans ......................       348,250         186,588
        Canadian Bank Facility .................          --             2,639
                                                      --------        --------
          Total bank debt ......................       448,250         641,665

     Subordinated debt:
        9% Senior Subordinated Debentures ......       505,575         300,000
        Other ..................................         3,000           3,104
                                                      --------        --------
          Total subordinated debt ..............       508,575         303,104
                                                      --------        --------

     Total debt ................................       956,825         944,769
        Less current portion ...................        20,170          57,999
                                                      --------        --------
                                                      $936,655        $886,770
                                                      ========        ========


The aggregate annual maturities of long-term debt at December 31, 2002 are as follows (dollars in thousands):

               2003 ............             $ 20,170
               2004 ............               20,170
               2005 ............               20,170
               2006 ............               20,170
               2007 ............               20,170
               Thereafter ......              850,400
                                             --------
                                             $951,250
                                             ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt  (continued)

Bank Credit Agreement
---------------------

On June 28, 2002, we completed the refinancing of our previous U.S. senior secured credit facility, or the U.S. Credit Agreement, by entering into a new $850 million senior secured credit facility, or the New Credit Agreement. The New Credit Agreement provided us with $100 million of A term loans and $350 million of B term loans and also provides us with up to $400 million of revolving loans. Pursuant to the New Credit Agreement, we also have a $275 million incremental uncommitted term loan facility. See Note 20 which includes a discussion of borrowings under the incremental term loan facility subsequent to December 31, 2002.

The A term loans and revolving loans mature on June 28, 2008 and the B term loans mature on November 30, 2008. Principal on the A term loans and B term loans is required to be repaid in scheduled annual installments. During 2002, we repaid $1.8 million of B term loans under the New Credit Agreement. During 2002 and 2001, we repaid $119.4 million and $39.8 million, respectively, of A term loans and $186.6 million and $2.0 million, respectively, of B term loans under the U.S. Credit Agreement. The New Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50 percent of our excess cash flow. Generally, prepayments are allocated pro rata to the A term loans and B term loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of term loans.

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

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the New Credit Agreement until their final maturity. We are required to maintain, for at least one period of 30 consecutive days during each calendar year, total average unutilized revolving loan commitments of at least $90 million. At December 31, 2002, there were no revolving loans outstanding and, after taking into account letters of credit of $16.9 million, borrowings available under the revolving credit facility of the New Credit Agreement were $383.1 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

Borrowings under the New Credit Agreement may be designated as base rate or Eurodollar rate borrowings. The base rate is the higher of the prime lending rate of Deutsche Bank Trust Company Americas or 1/2 of one percent in excess of the overnight federal funds rate. Initially, the interest rate for all loans under the New Credit Agreement is the base rate plus a margin of one percent or the Eurodollar rate plus a margin of two percent. After December 31, 2002, the interest rate margin on base rate and Eurodollar rate borrowings will be reset quarterly based upon our total leverage ratio, as defined in the New Credit Agreement. As of December 31, 2002, the interest rate for Eurodollar rate borrowings was 3.4 percent. There were no base rate borrowings outstanding at December 31, 2002. For 2002, 2001 and 2000, the weighted average annual interest rate paid on term loans was 4.0 percent, 6.0 percent and 7.8 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 3.3 percent, 5.3 percent and 7.5 percent, respectively. We have entered into interest rate swap agreements with an aggregate notional amount of $375 million to convert interest rate exposure from variable rates to fixed rates of interest. See Note 10 which includes a discussion of the interest rate swap agreements.

The New Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility. Initially, the commitment fee is 0.50 percent per annum. After December 31, 2002, the commitment fee will be reset quarterly based on our total leverage ratio.

We may utilize up to a maximum of $50 million of our revolving loan facility under the New Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The New Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as Eurodollar rate loans (two percent at December 31, 2002) and to the issuers of letters of credit of a facing fee of 1/4 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

The indebtedness under the New Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of our real and personal property. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the New Credit Agreement. At December 31, 2002, we had assets of a U.S. subsidiary of $139.0 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The New Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including interest coverage and total leverage ratios, each as defined in the New Credit Agreement. We are currently in compliance with all covenants under the New Credit Agreement.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the summer and fall packing season. Seasonal accounts are generally settled by year end. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2002, 2001 and 2000, the average amount of revolving loans outstanding, including seasonal borrowings, was $258.8 million, $497.0 million and $339.5 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $485.3 million, $584.3 million and $529.9 million, respectively.

As a result of refinancing our U.S. Credit Agreement, we recorded an extraordinary charge of $0.6 million, net of income taxes, or $0.03 per diluted share, in 2002 for the write-off of unamortized debt issuance costs related to the U.S. Credit Agreement.

Canadian Bank Facility
----------------------

Through a wholly owned Canadian subsidiary, we have a Canadian bank facility, or the Canadian Bank Facility, with various Canadian banks. The Canadian Bank Facility initially provided our Canadian subsidiaries with Cdn. $26.5 million (U.S. $18.5 million) of term loans, and provides such subsidiaries with up to Cdn. $6.5 million (U.S. $4.5 million) of revolving loans. At December 31, 2002, there were no term loans outstanding under the Canadian Bank Facility. During 2002 and 2001, we repaid Cdn. $4.2 million (U.S. $2.6 million) and Cdn. $12.8 million (U.S. $8.2 million), respectively, of term loans under the Canadian Bank Facility.

Revolving loans may be borrowed, repaid and reborrowed until maturity on December 31, 2003. There were no revolving loans outstanding under the Canadian Bank Facility at December 31, 2002 and December 31, 2001.

Revolving loan and term loan borrowings may be designated as Canadian Prime Rate or Bankers Acceptance borrowings. Currently, Canadian Prime Rate borrowings bear interest at the Canadian Prime Rate, as defined in the Canadian Bank Facility, plus no margin. Bankers Acceptance borrowings bear interest at the rate for bankers acceptances plus a margin of one percent. Similar to the New Credit Agreement, the interest rate margin on both Canadian Prime Rate and Bankers Acceptance borrowings will be reset quarterly based upon our consolidated total leverage ratio.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt  (continued)

Canadian Bank Facility (continued)
----------------------

The indebtedness under the Canadian Bank Facility is guaranteed by Holdings and certain of its subsidiaries and is secured by a security interest in substantially all of the real and personal property of our Canadian subsidiaries and all of the stock of our Canadian subsidiaries. The Canadian Bank Facility contains covenants which are generally no more restrictive than and are generally similar to the covenants in the New Credit Agreement.

9% Senior Subordinated Debentures
---------------------------------

On April 29, 2002, we issued an additional $200 million aggregate principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. The newly issued 9% Debentures were an add-on issuance under the indenture for our existing 9% Debentures originally issued in June 1997 and have identical terms to the existing 9% Debentures. The issue price for the new 9% Debentures was 103% of their principal amount (effective interest rate of 8.4 percent). Net cash proceeds received from this issuance were approximately $202 million, after deducting selling commissions and offering expenses payable by us. The net proceeds from this issuance were used to repay a portion of our revolving loan obligations under the U.S. Credit Agreement.

The $500 million  aggregate  principal  amount of the 9% Debentures  are general unsecured obligations of Holdings, subordinate in right of payment to obligations under the New Credit Agreement and the Canadian Bank Facility and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 9% Debentures is payable semi-annually in cash on the first day of each June and December.

The 9% Debentures are redeemable, at the option of Holdings, in whole or in part, at any time after June 1, 2002 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning June 1 of the years set forth below:


                    Year                   Redemption Price
                    ----                   ----------------

                    2002 ............          104.500%
                    2003 ............          103.375%
                    2004 ............          102.250%
                    2005 ............          101.125%
                    Thereafter ......          100.000%

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 9.   Long-Term Debt  (continued)

9% Senior Subordinated Debentures (continued)
---------------------------------

Upon the occurrence of a change of control, as defined in the indenture relating to the 9% Debentures, Holdings is required to make an offer to purchase the 9% Debentures at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture relating to the 9% Debentures contains covenants which are generally less restrictive than those under the New Credit Agreement and Canadian Bank Facility.

13 1/4% Subordinated Debentures
-------------------------------

In December 2000, we redeemed all $56.2 million principal amount of our outstanding 13 1/4% Subordinated Debentures due 2006, or the 13 1/4% Debentures. The redemption price was 109.938% of the principal amount, or approximately $61.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the U.S. Credit Agreement and the other documents governing our indebtedness, we funded the redemption with lower cost revolving loans under the U.S. Credit Agreement. As a result, in 2000, we recorded an extraordinary loss of $4.2 million, net of income taxes, or $0.23 per diluted share, for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs related to the 13 1/4% Debentures.


Note 10.  Financial Instruments

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair market value. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31 (bracketed amounts represent assets):



                                                   2002                      2001
                                           ---------------------     ---------------------
                                           Carrying       Fair       Carrying       Fair
                                            Amount        Value       Amount        Value
                                            ------        -----       ------        -----
                                                        (Dollars in thousands)

     Bank debt .......................     $448,250     $448,250     $641,665     $641,665
     Subordinated debt ...............      505,575      518,750      300,000      305,250
     Interest rate swap agreements ...        6,526        6,526        5,037        5,037
     Natural gas swap agreements .....         (569)        (569)       1,768        1,768


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 10.  Financial Instruments  (continued)

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of our 9% Debentures is estimated based on quoted market prices.

Interest Rate and Natural Gas Swap Agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2002 and 2001 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

Derivative Instruments and Hedging Activities
---------------------------------------------

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During each of 2002 and 2001, ineffectiveness for our hedges reduced net income by $0.2 million and was recorded primarily in interest and other debt expense in our Consolidated Statements of Income.

The fair value of the outstanding swap agreements in effect at December 31, 2002 and 2001 was recorded in our Consolidated Balance Sheets as a net liability of $6.0 million ($5.6 million in other liabilities, $0.9 million in accrued interest payable and $0.5 million in other assets) and $6.8 million ($6.7 million in other liabilities, $1.1 million in accrued interest payable and $1.0 million in other assets), respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive loss.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 10.  Financial Instruments  (continued)

Interest Rate Swap Agreements
-----------------------------

We have entered into interest rate swap agreements with major banks to manage a portion of our exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2002 and 2001, the aggregate notional principal amount of these agreements was $375 million and $275 million, respectively. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 2.5 percent to 6.4 percent and receive floating rates of interest based on three month LIBOR. These agreements mature in 2003 ($125 million notional principal amount) and 2004 ($250 million notional principal amount). The difference between amounts to be paid or received on interest rate swap agreements is recorded as interest expense. Net payments of $7.2 million, net payments of $2.0 million and net receipts of $0.6 million were made under these interest rate swap agreements for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, interest rate swap agreements for an aggregate notional principal amount of $100 million expired. No interest rate swap agreements expired during 2001.

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with major financial institutions to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 80 percent and 35 percent of our exposure to fluctuations in natural gas prices in 2002 and 2001, respectively. At December 31, 2002 and December 31, 2001, the aggregate notional principal amount of these agreements was 0.9 million MMBtu and 1.6 million MMBtu of natural gas, respectively. These agreements are with institutions that are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed natural gas prices ranging from $3.22 to $4.23 per MMBtu and receive a NYMEX-based natural gas price. These agreements mature in 2003 (0.8 million MMBtu notional principal amount) and 2004 (0.1 million MMBtu notional principal amount). Gains and losses on these natural gas swap agreements are deferred and recognized when the related costs are recorded to cost of goods sold. Payments under these natural gas swap agreements were $1.2 million and $1.3 million during 2002 and 2001, respectively, and payments and receipts under these agreements were essentially equal in 2000. During 2002 and 2001, natural gas swap agreements for aggregate notional amounts of 1.5 million MMBtu and 0.8 million MMBtu of natural gas expired, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 10.  Financial Instruments (continued)

Concentration of Credit Risk
----------------------------

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers accounted for approximately 34.9 percent, 33.6 percent and 33.7 percent of our net sales in 2002, 2001 and 2000, respectively. The receivable balances from these customers collectively represented 27.4 percent and 31.1 percent of our trade accounts receivable at December 31, 2002 and 2001, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit pack processing business. Exposure to losses is dependent on each customer's financial position. We perform ongoing credit evaluations of our customers' financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.


Note   11.        Commitments and Contingencies

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

               2003 ............              $21,085
               2004 ............               16,242
               2005 ............               13,665
               2006 ............               11,408
               2007 ............                9,181
               Thereafter ......               23,706
                                              -------
                                              $95,287
                                              =======


Rent expense was approximately $23.5 million, $22.8 million and $19.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 12.  Retirement Benefits   (continued)

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:


                                                                 Pension Benefits               Postretirement Benefits
                                                             ------------------------          -------------------------
                                                                2002             2001             2002             2001
                                                                ----             ----             ----             ----
                                                                                (Dollars in thousands)


Change in Benefit Obligation
Obligation at beginning of year .....................        $137,488         $128,840         $ 50,674         $ 49,682
   Service cost .....................................           7,787            7,653            1,385            1,778
   Interest cost ....................................          10,018            9,472            3,584            3,640
   Actuarial losses .................................           5,307            2,438            1,127            2,494
   Plan amendments ..................................             865              785              (71)            --
   Benefits paid ....................................          (5,170)          (5,004)          (3,252)          (2,475)
   Participants' contributions ......................            --               --                308              218
   Acquisition ......................................            --              1,519             --              1,211
   Curtailments or settlements ......................            --             (8,215)            --             (5,874)
                                                             --------         --------         --------         --------
Obligation at end of year ...........................         156,295          137,488           53,755           50,674

Change in Plan Assets
Fair value of plan assets at beginning of year ......          99,960           97,770             --               --
   Actual return on plan assets .....................          (5,986)             508             --               --
   Employer contributions ...........................          24,970           15,585            2,944            2,257
   Participants' contributions ......................            --               --                308              218
   Benefits paid ....................................          (5,170)          (5,004)          (3,252)          (2,475)
   Curtailments or settlements ......................            --             (7,927)            --               --
   Expenses .........................................            (979)            (972)            --               --
                                                             --------         --------         --------         --------
Fair value of plan assets at end of year ............         112,795           99,960             --               --

Funded Status
Funded Status .......................................         (43,500)         (37,528)         (53,755)         (50,674)
   Unrecognized actuarial loss ......................          30,474            9,116            6,781            5,710
   Unrecognized prior service cost ..................          14,504           15,803               34              109
                                                             --------         --------         --------         --------
Net amount recognized ...............................        $  1,478         $(12,609)        $(46,940)        $(44,855)
                                                             ========         ========         ========         ========

Amounts recognized in the Consolidated Balance Sheets
   Prepaid benefit cost .............................        $ 16,516         $  4,005         $   --           $   --
   Accrued benefit liability ........................         (41,958)         (32,217)         (46,940)         (44,855)
   Intangible asset .................................          10,349           10,855             --               --
   Accumulated other comprehensive loss .............          16,571            4,748             --               --
                                                             --------         --------         --------         --------
Net amount recognized ...............................        $  1,478         $(12,609)        $(46,940)        $(44,855)
                                                             ========         ========         ========         ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note   12.        Retirement Benefits  (continued)

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:


                                                               Pension Benefits                   Postretirement Benefits
                                                       ---------------------------------       ------------------------------
                                                         2002         2001         2000        2002        2001        2000
                                                         ----         ----         ----        ----        ----        ----
                                                                               (Dollars in thousands)

Service cost .....................................     $ 7,787      $ 7,653      $ 6,986      $1,385      $1,778      $1,228
Interest cost ....................................      10,018        9,472        8,671       3,584       3,640       3,220
Expected return on plan assets ...................      (9,144)      (8,754)      (7,925)       --          --          --
Amortization of prior service cost ...............       2,164        2,108        1,745           5          15          15
Amortization of actuarial losses (gains) .........          58          (93)        (143)         57          23          20
Losses due to settlement or curtailment ..........        --            151          311        --          --          --
                                                       -------      -------      -------      ------      ------      ------
Net periodic benefit cost ........................     $10,883      $10,537      $ 9,645      $5,031      $5,456      $4,483
                                                       =======      =======      =======      ======      ======      ======



Our principal pension and postretirement benefit plans used the following weighted average actuarial assumptions at December 31:

                                                     2002          2001
                                                     ----          ----

          Discount rate .....................        7.00%         7.25%
          Expected return on plan assets ....        9.00%         9.00%
          Rate of compensation increase .....        3.60%         3.60%

The assumed health care cost trend rates used to determine the accumulated postretirement benefit obligation in 2002 were 12.0 percent for pre-age 65 retirees and 10.0 percent for post-age 65 retirees, declining gradually to an ultimate rate of 5.0 percent in 2009. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1-Percentage    1-Percentage
                                                  Point Increase  Point Decrease
                                                  --------------  --------------
                                                      (Dollars in thousands)

   Effect on postretirement benefit cost.........     $  523         $  (436)
   Effect on postretirement benefit obligation...      4,309          (3,701)

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 12.  Retirement Benefits  (continued)

We participate in several multi-employer pension plans which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2002, 2001 and 2000 were $4.7 million, $4.6 million and $4.7 million, respectively.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $6.6 million in 2002, $6.4 million in 2001 and $5.1 million in 2000.


Note 13.  Income Taxes

The components of the provision for income taxes are as follows:

                                2002           2001           2000
                                ----           ----           ----
                                     (Dollars in thousands)
     Current:
          Federal ....        $ 5,527        $11,618        $ 7,859
          State ......            843          1,372            816
          Foreign ....          3,549          3,380          2,656
                              -------        -------        -------
                                9,919         16,370         11,331
     Deferred:
          Federal ....         22,825         12,378         10,372
          State ......          2,325          2,182            953
          Foreign ....             69           (708)           424
                              -------        -------        -------
                               25,219         13,852         11,749
                              -------        -------        -------
                              $35,138        $30,222        $23,080
                              =======        =======        =======

The provision for income taxes is included in our Consolidated Statements of Income as follows:

                                                  2002        2001        2000
                                                  ----        ----        ----
                                                     (Dollars in thousands)
     Income before equity in losses of
       affiliates and extraordinary item ...    $37,190     $30,222     $25,790
     Equity in losses of affiliates ........     (1,668)        -          -
     Extraordinary item ....................       (384)        -        (2,710)
                                                -------     -------     -------
                                                $35,138     $30,222     $23,080
                                                =======     =======     =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 13.  Income Taxes  (continued)

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:


                                                       2002         2001         2000
                                                       ----         ----         ----
                                                           (Dollars in thousands)

     Income taxes computed at the statutory
         U.S. federal income tax rate ...........    $31,131      $26,644      $20,649
     State and foreign taxes, net of federal
         tax benefit ............................      2,873        1,955        1,109
     Amortization of goodwill ...................       --          1,309        1,009
     Other ......................................      1,134          314          313
                                                     -------      -------      -------
                                                     $35,138      $30,222      $23,080
                                                     =======      =======      =======

     Effective tax rate .........................       39.5%        39.7%        39.1%



Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Significant components of our deferred tax assets and liabilities at December 31 are as follows:



                                                                       2002           2001
                                                                       ----           ----
                                                                     (Dollars in thousands)

     Deferred tax assets:
          Pension and postretirement liabilities ............      $  25,394      $  24,694
          Rationalization and other accrued liabilities .....         16,863         24,971
          Net operating loss carryforwards ..................         29,226         39,128
          AMT and other credit carryforwards ................         30,272         25,405
          Other .............................................          6,780          5,729
                                                                   ---------      ---------
              Total deferred tax assets .....................        108,535        119,927

     Deferred tax liabilities:
          Property, plant and equipment .....................       (115,494)      (115,060)
          Other .............................................        (11,998)       (10,843)
                                                                   ---------      ---------
              Total deferred tax liabilities ................       (127,492)      (125,903)
                                                                   ---------      ---------
     Net deferred tax liability .............................      $ (18,957)     $  (5,976)
                                                                   =========      =========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 13.  Income Taxes  (continued)

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except CS Can, which files a separate consolidated U.S. federal income tax return. At December 31, 2002, we had net operating loss carryforwards of approximately $10.9 million that are available to offset future consolidated taxable income (excluding CS Can) and that expire in 2012. At December 31, 2002, CS Can had net operating loss carryforwards of approximately $62.4 million that are available to offset its future taxable income and that expire from 2018 through 2022. We believe that it is more likely than not that these net operating loss carryforwards will be available to reduce future income tax liabilities based upon estimated future taxable income, the reversal of temporary differences in future periods and the utilization of tax planning strategies. We also have $26.8 million of alternative minimum tax credits and CS Can has $0.8 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments.

Pre-tax income of foreign subsidiaries was $11.1 million in 2002, $10.7 million in 2001 and $8.9 million in 2000. At December 31, 2002, approximately $30.3 million of accumulated earnings of foreign subsidiaries are expected to be permanently reinvested. Accordingly, applicable U.S. federal income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable to estimate.


Note 14.  Stock Option Plans

We have established a stock option plan, or the Plan, for key employees pursuant to which options to purchase shares of our common stock may be granted. The Plan authorizes grants of non-qualified or incentive stock options to purchase shares of our common stock. A maximum of 3,533,417 shares may be issued for stock options under the Plan. As of December 31, 2002, there were options for 695,074 shares of our common stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of our common stock on the grant date. The stock options granted under the Plan generally vest ratably over a five year period beginning one year after the grant date and have a term of ten years.

We have also established a stock option plan, or the Directors' Plan, for non-employee directors pursuant to which options to purchase shares of our common stock may be granted. The Directors' Plan authorizes grants of non-qualified stock options to purchase shares of our common stock. A maximum of 60,000 shares may be issued for stock options under the Directors' Plan. As of December 31, 2002, there were options for 54,000 shares of our common stock available for future issuance under the Directors' Plan. The exercise price of the stock options granted under the Directors' Plan is the fair market value of our common stock on the grant date. The stock options granted under the Directors' Plan generally vest six months after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 14.  Stock Option Plans  (continued)

The following is a summary of stock option activity for years ended December 31, 2002, 2001 and 2000:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------    ----------------

  Options outstanding at December 31, 1999 .....      857,268        $11.17
                                                    =========

     Granted ...................................      823,900        $13.62
     Exercised .................................     (256,203)         2.00
     Canceled ..................................     (236,500)        21.88
                                                    ---------
  Options outstanding at December 31, 2000 .....    1,188,465         12.71
                                                    =========

     Granted ...................................      100,000        $20.76
     Exercised .................................     (150,773)         6.82
     Canceled ..................................         --             --
                                                    ---------
  Options outstanding at December 31, 2001 .....    1,137,692         14.20
                                                    =========

     Granted ...................................      151,440        $37.89
     Exercised .................................     (377,172)        11.41
     Canceled ..................................     (144,600)        15.57
                                                    ---------
  Options outstanding at December 31, 2002 .....      767,360         19.99
                                                    =========

At December 31, 2002, 2001 and 2000, the remaining contractual life of options outstanding was 7.4 years, 7.0 years and 7.5 years, respectively, and there were 220,280, 402,372 and 360,065 options exercisable with weighted average exercise prices of $17.88, $12.26 and $8.12, respectively.

The following is a summary of stock options outstanding and exercisable at December 31, 2002 by range of exercise price:


    Range of                           Remaining          Weighted                           Weighted
    Exercise           Number         Contractual          Average                            Average
     Prices          Outstanding      Life (Years)      Exercise Price     Exercisable     Exercise Price
     ------          -----------      ------------      --------------     -----------     --------------

$ 7.25 - $14.09        463,920            7.2               $13.53           124,280           $13.52
 17.00 -  22.13        130,000            6.1                20.53            80,000            21.22
 25.15 -  37.26         48,000            8.0                31.67            16,000            34.97
 38.00 -  42.22        125,440            9.4                38.85              --                --
                       -------                                               -------
                       767,360                                               220,280
                       =======                                               =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 14.  Stock Option Plans  (continued)

The weighted average fair value of options granted was $25.49, $14.01 and $9.28 for 2002, 2001 and 2000, respectively.

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2002, 2001 and 2000:

                                             2002       2001       2000
                                             ----       ----       ----

      Risk-free interest rate ........       5.4%       4.5%       6.6%
      Expected volatility ............      59.6%      60.3%      60.6%
      Dividend yield .................        -          -          -
      Expected option life (years)....         8          8          8



Note 15.  Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock from time to time in the open market, through privately negotiated transactions or through block purchases. Our repurchases of common stock are recorded as treasury stock and result in a charge to stockholders' equity. Through December 31, 2002, we repurchased 2,708,975 shares of our common stock for $61.0 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 16.  Earnings Per Share

The components of the calculation of earnings per share are as follows:



                                                              2002         2001        2000
                                                              ----         ----        ----
                                                            (Dollars and shares in thousands)

     Income before extraordinary item ..................    $54,407      $41,765     $35,524
     Extraordinary item ................................       (599)        --        (4,216)
                                                            -------      -------     -------
         Net income ....................................    $53,808      $41,765     $31,308
                                                            =======      =======     =======

     Weighted average number of shares used in:
         Basic earnings per share ......................     18,135       17,777      17,652
         Assumed exercise of employee stock options ....        242          304         351
                                                             ------       ------      ------
         Diluted earnings per share ....................     18,377       18,081      18,003
                                                             ======       ======      ======



Options to purchase 16,494 to 174,223 shares of common stock at prices ranging from $25.15 to $42.22 per share for 2002, 172,826 to 842,289 shares of common stock at prices ranging from $11.63 to $36.75 per share for 2001 and 743,575 to 997,900 shares of common stock at prices ranging from $9.31 to $36.75 per share for 2000 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.


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

In 2002, 2001 and 2000, in consideration for its services, S&H received a fee in an amount equal to 90.909 percent of 4.95 percent of our consolidated EBDIT (as defined in the Management Agreements) until our consolidated EBDIT had reached the scheduled amount set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. We paid $5.2 million, $5.1 million and $4.9 million to S&H under the Management Agreements in 2002, 2001 and 2000, respectively. These payments to S&H were allocated, based upon EBDIT, as a charge to operating income of each of our business segments. Under the terms of the Management Agreements, we have agreed, subject to certain exceptions, to indemnify S&H and any of its affiliates, officers, directors, employees, subcontractors, consultants or controlling persons against any loss or damage they may sustain arising in connection with the Management Agreements.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 17.  Related Party Transactions (continued)

During 2001 and 2000, The Morgan Stanley Leveraged Equity Fund II, L.P., an affiliate of Morgan Stanley, held a significant amount of our common stock. In each of 2001 and 2000, we paid Morgan Stanley $0.5 million for financial advisory services. In 2002 and 2001, we entered into natural gas swap agreements with Morgan Stanley Capital Group, Inc., or MSCG, an affiliate of Morgan Stanley, for an aggregate notional principal amount of 0.8 million and 1.0 million MMBtu of natural gas. During 2002 and 2001, an aggregate notional principal amount of 0.9 million MMBtu and 0.1 million MMBtu, respectively, of these natural gas swap agreements were settled under which we received and paid insignificant amounts to MSCG. In 2002, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley, a combined $4.9 million in underwriting fees related to the New Credit Agreement and the add-on issuance of the 9% Debentures. Mr. Abramson, a director of Holdings, is a Managing Director of Morgan Stanley & Co. Incorporated, an affiliate of Morgan Stanley.

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $0.4 million, $0.7 million and $0.9 million in 2002, 2001 and 2000, respectively. Mr. Crowe, a director of Holdings, is the Chairman of the Board, President and Chief Executive Officer of Landstar System, Inc.


Note 18.  Business Segment Information

We are engaged in the packaging industry and report our results primarily in two business segments: metal food containers and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food and paperboard containers. The plastic containers segment manufactures custom designed plastic containers for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products, as well as plastic bowls and cans, plastic closures, caps, sifters and fitments and thermoformed plastic tubs for personal care, food, pet care and household products. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production and marketing strategies. Each segment operates primarily in the United States. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 18.  Business Segment Information (continued)

Information for each of the past three years for our business segments is as follows:



                                       Metal Food         Plastic           Metal
                                      Containers(1)     Containers(2)     Closures       Corporate         Total
                                      -------------     -------------     --------       ---------         -----
                                                                (Dollars in thousands)

2002
----
Net sales ........................     $1,486,950         $501,334        $  --          $  --          $1,988,284
Depreciation and amortization ....         59,435           36,225           --               55            95,715
Segment income from operations ...        120,587           52,916           --           (5,563)          167,940

Segment assets ...................        901,628          472,549           --             --           1,374,177
Capital expenditures .............         82,836           36,287           --               37           119,160

2001
----
Net sales ........................     $1,401,146         $493,598        $46,250        $  --          $1,940,994
Depreciation and amortization ....         55,097           37,864          2,475             95            95,531
Segment income from operations ...        108,360           45,992          3,268         (5,209)          152,411

Segment assets ...................        856,336          454,104           --             --           1,310,440
Capital expenditures .............         54,869           37,340            761             72            93,042

2000
----
Net sales ........................     $1,387,705         $398,953        $90,839        $  --          $1,877,497
Depreciation and amortization ....         53,063           30,887          4,917            102            88,969
Segment income from operations ...        120,238           36,890          3,675         (3,701)          157,102

Segment assets ...................        860,546          466,663         54,166           --           1,381,375
Capital expenditures .............         58,617           28,292          2,298             20            89,227

-------------------------------

(1) Includes rationalization credits of $5.4 million in 2002 and net rationalization charges of $5.8 million in 2001. Includes goodwill amortization of $2.3 million and $2.4 million in 2001 and 2000, respectively.

(2) Includes a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001. Includes goodwill amortization of $2.7 million and $1.8 million in 2001 and 2000, respectively.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 18.  Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes, equity in losses of affiliates and extraordinary item as follows:



                                                           2002         2001          2000
                                                           ----         ----          ----
                                                               (Dollars in thousands)

     Total segment income from operations .........     $167,940     $152,411      $157,102
     Gain on assets contributed to affiliate ......         --         (4,908)         --
     Interest and other debt expense ..............       73,789       81,192        91,178
                                                        --------     --------      --------
          Income before income taxes,
             equity in losses of affiliates
                and extraordinary item ............     $ 94,151     $ 76,127      $ 65,924
                                                        ========     ========      ========



Total segment assets are reconciled to total assets as follows:

                                         2002            2001
                                         ----            ----
                                       (Dollars in thousands)

     Total segment assets .......     $1,374,177     $1,310,440
     Other assets ...............            248          1,380
                                      ----------     ----------
          Total assets ..........     $1,374,425     $1,311,820
                                      ==========     ==========

Financial information relating to our operations by geographic area is as follows:


                                             2002          2001          2000
                                             ----          ----          ----
                                                 (Dollars in thousands)
     Net sales:
         United States ...............   $1,928,058    $1,882,114    $1,823,349
         Canada ......................       60,226        58,880        54,148
                                         ----------    ----------    ----------
           Total net sales ...........   $1,988,284    $1,940,994    $1,877,497
                                         ==========    ==========    ==========

     Long-lived assets:
         United States ...............   $  824,571    $  796,632
         Canada ......................       22,656        22,375
                                         ----------    ----------
           Total long-lived assets ...   $  847,227    $  819,007
                                         ==========    ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 18.  Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers  segment to Nestle Food Company accounted for
12.1 percent, 10.8 percent and 11.8 percent of our consolidated net sales during 2002, 2001 and 2000, respectively. Sales of our metal food containers segment to Campbell Soup Company accounted for 11.4 percent, 12.2 percent and 10.7 percent of our consolidated net sales during 2002, 2001 and 2000, respectively. Sales of our metal food containers segment to Del Monte Corporation accounted for 9.9 percent, 10.1 percent, and 10.7 percent of our consolidated net sales during 2002, 2001 and 2000, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 19.  Quarterly Results of Operations  (Unaudited)

The following table presents our quarterly results of operations for the years ended December 31, 2002 and 2001:


                                             First      Second       Third      Fourth
                                             -----      ------       -----      ------
                                           (Dollars in thousands, except per share data)

2002 (1)
----
Net sales ..............................   $424,256    $456,249    $640,854    $466,925
Gross profit ...........................     52,487      57,427      81,234      47,405
Income before extraordinary item .......     11,343      10,674      26,198       6,192
Net income .............................     11,343      10,075      26,198       6,192

Basic earnings per share: (2)
  Income before extraordinary item .....      $0.63       $0.59       $1.44       $0.34
  Net income ...........................       0.63        0.56        1.44        0.34

Diluted earnings per share: (2)
  Income before extraordinary item .....      $0.62       $0.58       $1.42       $0.34
  Net income ...........................       0.62        0.55        1.42        0.34

2001 (3)
----
Net sales ..............................   $443,514    $445,417    $590,791    $461,272
Gross profit ...........................     50,930      57,192      78,978      53,186
Net income .............................      2,225       7,447      27,279       4,814

Basic net income per share (2) .........      $0.13       $0.42       $1.53       $0.27
Diluted net income per share (2) .......       0.12        0.41        1.50        0.26

-------------------------

(1) Net income for the first, third and fourth quarters of 2002 includes rationalization credits of $2.3 million, $2.6 million and $0.7 million, respectively. Net income for the second quarter of 2002 includes an extraordinary loss of $0.6 million, net of income taxes.
(2) Earnings per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.
(3) Net income for the first quarter of 2001 includes a rationalization charge of $3.5 million. Net income for the third quarter of 2001 includes a gain on assets contributed to affiliate of $5.3 million. Net income for the fourth quarter of 2001 includes net rationalization charges of $5.8 million and a reduction of $0.4 million to the gain on assets contributed to affiliate.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 20.  Subsequent Events

In January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. The purchase price, including additional production capacity recently installed and currently being installed, was approximately $32 million in cash.

In March 2003, we acquired the remaining 65 percent equity interest in the White Cap joint venture that we did not already own from Amcor White Cap Inc. for $37.1 million in cash and refinanced approximately $90 million of debt of the business.

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the New Credit Agreement. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of the incremental term loans are the same as those for B term loans under the New Credit Agreement. This borrowing reduces our incremental uncommitted term loan facility under the New Credit Agreement to $125 million.

On March 28, 2003, we announced that we will acquire PCP Can Manufacturing, Inc., a subsidiary of Pacific Coast Producers, or PCP, through which PCP self-manufactures its metal food containers. The transaction is expected to close in April 2003.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SILGAN HOLDINGS INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Dollars in thousands)


                                                          2002          2001
                                                          ----          ----
Assets
Current assets:
   Cash and cash equivalents ...................     $       62      $    189
   Notes receivable - subsidiaries .............         20,170        56,685
   Interest receivable - subsidiaries ..........          3,792         3,054
   Other current assets ........................          4,297         5,239
                                                     ----------      --------
     Total current assets ......................         28,321        65,167

Notes receivable - subsidiaries ................        933,655       549,316
Investment in and amounts due from
  subsidiaries .................................         49,838          --
Other assets ...................................         31,636        38,780
                                                     ----------      --------
                                                     $1,043,450      $653,263
                                                     ==========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt ...........     $   20,170      $ 56,685
   Accrued interest payable ....................          3,792         3,054
   Accounts payable and accrued liabilities ....            736         1,495
                                                     ----------      --------
     Total current liabilities .................         24,698        61,234


Excess of distributions over investment
  in subsidiaries ..............................           --           9,373
Long-term debt .................................        933,655       549,316
Other liabilities ..............................         22,005        18,192

Stockholders' equity:
   Common stock ................................            209           205
   Paid-in capital .............................        124,872       118,319
   Retained earnings (accumulated deficit) .....         18,871       (34,937)
   Accumulated other comprehensive loss ........        (20,467)       (8,046)
   Treasury stock at cost (2,685,475 shares) ...        (60,393)      (60,393)
                                                     ----------      --------
     Total stockholders' equity ................         63,092        15,148
                                                     ----------      --------
                                                     $1,043,450      $653,263
                                                     ==========      ========


             See notes to condensed financial statements.



                      SILGAN HOLDINGS INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)


                                                             2002         2001         2000
                                                             ----         ----         ----

Net sales ..............................................   $  --        $  --        $  --

Cost of goods sold .....................................      --           --           --
                                                           -------      -------      -------
     Gross profit ......................................      --           --           --

Selling, general and administrative expenses ...........     4,495        4,879        3,137
                                                           -------      -------      -------
     Loss from operations ..............................    (4,495)      (4,879)      (3,137)

Interest and other debt expense ........................      --           --           --
                                                           -------      -------      -------
     Loss before income taxes, equity in losses
        of affiliate and equity in earnings of
             consolidated subsidiaries .................    (4,495)      (4,879)      (3,137)

Benefit from income taxes ..............................    (1,779)      (1,937)      (1,227)
                                                           -------      -------      -------
     Loss before equity in losses of affiliate
        and equity in earnings of consolidated
             subsidiaries ..............................    (2,716)      (2,942)      (1,910)

Equity in losses of affiliate ..........................      --         (3,804)      (4,610)
                                                           -------      -------      -------
     Loss before equity in earnings
       of consolidated subsidiaries ....................    (2,716)      (6,746)      (6,520)

Equity in earnings of consolidated subsidiaries ........    56,524       48,511       37,828
                                                           --------     -------      -------
     Net income ........................................   $53,808      $41,765      $31,308
                                                           =======      =======      =======


                  See notes to condensed financial statements.




                                     SILGAN HOLDINGS INC. (Parent Company)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                             For the years ended December 31, 2002, 2001 and 2000
                                            (Dollars in thousands)

                                                                              2002           2001           2000
                                                                              ----           ----           ----

Cash flows provided by (used in) operating activities:
     Net income ....................................................      $  53,808       $ 41,765       $ 31,308
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
           Equity in earnings of consolidated subsidiaries .........        (56,524)       (48,511)       (37,828)
           Equity in losses of affiliate ...........................           --            3,804          4,610
           Deferred income tax benefit .............................         (1,779)        (1,937)        (1,227)
           Changes in other assets and liabilities, net ............           (360)         7,047          9,634
                                                                          ---------       --------       --------
           Net cash (used in) provided by operating activities .....         (4,855)         2,168          6,497
                                                                          ---------       --------       --------

Cash flows provided by (used in) investing activities:
     Notes receivable - subsidiaries ...............................       (347,824)        41,758         92,988
     Investment in equity affiliate ................................           --           (3,039)        (7,026)
     Cash distribution received from subsidiaries ..................           --             --            1,075
                                                                          ---------       --------       --------
           Net cash (used in) provided by investing activities .....       (347,824)        38,719         87,037
                                                                          ---------       --------       --------

Cash flows provided by (used in) financing activities:
     Proceeds from issuance of long-term debt ......................        656,000           --             --
     Repayments of long-term debt ..................................       (307,751)       (41,758)       (92,988)
     Proceeds from stock option exercises ..........................          4,303          1,028            512
     Repurchase of common stock ....................................           --             --           (1,075)
                                                                          ---------       --------       --------
           Net cash provided by (used in) financing activities .....        352,552        (40,730)       (93,551)
                                                                          ---------       --------       --------

Cash and cash equivalents:
     Net (decrease) increase .......................................           (127)           157            (17)
     Balance at beginning of year ..................................            189             32            (49)
                                                                          ---------       --------       --------
     Balance at end of year ........................................      $      62       $    189       $     32
                                                                          =========       ========       ========



                             See notes to condensed financial statements.


                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 1.   Basis of Presentation

Silgan Holdings Inc., or Holdings or the Parent Company, has two wholly owned subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. Holdings' investment in its subsidiaries is stated at cost plus its share of the undistributed earnings/losses of its subsidiaries.The Parent Company's financial statements should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.


Note 2.   Long-Term Debt

Long-term debt at December 31 is as follows:

                                                      2002           2001
                                                      ----           ----
                                                    (Dollars in thousands)
Bank debt:
   Bank A term loans .......................       $100,000       $119,413
   Bank B term loans .......................        348,250        186,588
                                                   --------       --------
     Total bank debt .......................        448,250        306,001
                                                   --------       --------

Subordinated debt:
   9% Senior Subordinated Debentures .......        505,575        300,000
                                                   --------       --------

Total Debt .................................        953,825        606,001
   Less current portion ....................         20,170         56,685
                                                   --------       --------
                                                   $933,655       $549,316
                                                   ========       ========

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


Note 2.   Long-Term Debt (continued)

The aggregate annual maturities of long-term debt at December 31, 2002 are as follows (dollars in thousands):

               2003 ............             $ 20,170
               2004 ............               20,170
               2005 ............               20,170
               2006 ............               20,170
               2007 ............               20,170
               Thereafter ......              847,400
                                             --------
                                             $948,250
                                             ========

As of December 31, 2002 and 2001, the obligations of Holdings had been pushed down to its subsidiaries. In 2002 and 2001, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.


Note 3.   Guarantees

Pursuant to the New Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the New Credit Agreement. Holdings' subsidiaries may borrow up to $400 million of revolving loans under the New Credit Agreement. Holdings' guarantee under the New Credit Agreement is secured by a pledge by Holdings of all of the stock of its U.S. subsidiaries. Holdings also guarantees all of the indebtedness of its Canadian subsidiaries under the Canadian Bank Facility. At December 31, 2002, there were no term loans or revolving loans outstanding under the Canadian Bank Facility. Holdings' guarantee under the Canadian Bank Facility is secured by a pledge by Holdings of all of the stock of its Canadian subsidiaries.


Note 4.   Dividends from Subsidiaries

For the years ended December 31, 2002 and 2001, Holdings did not receive any cash dividends from its consolidated subsidiaries accounted for by the equity method. For the year ended December 31, 2000, Holdings received cash dividends of $1.1 million from its consolidated subsidiaries accounted for by the equity method.



                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    SILGAN HOLDINGS INC.
                                   For the years ended December 31, 2002, 2001 and 2000
                                                   (Dollars in thousands)



                                                                             Additions
                                                                      ----------------------

                                                       Balance at     Charged to    Charged                        Balance
                                                       beginning      costs and     to other                      at end of
Description                                            of period       expenses     accounts     Deductions        period
-----------                                            ----------     ----------    --------     ----------       ---------

For the year ended December 31, 2002:

Allowance for doubtful
    accounts receivable .........................        $3,449         $  119       $ --        $  (704)(1)       $2,864
                                                         ======         ======       ====        =======           ======
For the year ended December 31, 2001:

Allowance for doubtful
    accounts receivable .........................        $3,001         $1,697       $(10)       $(1,239)(1)       $3,449
                                                         ======         ======       ====         ======           ======
For the year ended December 31, 2000:

Allowance for doubtful
    accounts receivable .........................        $2,991         $  165       $305        $  (460)(1)       $3,001
                                                         ======         ======       ====        =======           ======



(1) Uncollectible accounts written off, net of recoveries.


                              INDEX TO EXHIBITS


Exhibit No.                            Exhibit
-----------                            -------

   10.23     Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan.

     12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

     21      Subsidiaries of Registrant.

     23      Consent of Ernst & Young LLP.