Form 10-Q
period 2003-03-31
SILGAN HOLDINGS INC
filed 2003-05-15
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

Commission file number 000-22117

SILGAN HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1269834
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Landmark Square
Stamford, Connecticut	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (203) 975-7110

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

As of April 30, 2003, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 18,239,242.

SILGAN HOLDINGS INC.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited, see Note 1)

	March 31, 2003	March 31, 2002	Dec. 31, 2002

Assets
Current assets
Cash and cash equivalents	$31,200	$14,175	$58,318
Trade accounts receivable, net	182,411	169,702	124,657
Inventories	357,636	324,634	272,836
Prepaid expenses and other current assets	16,448	12,253	13,988

Total current assets	587,695	520,764	469,799
Property, plant and equipment, net	830,356	678,012	705,746
Goodwill, net	195,771	141,459	141,481
Other assets	56,913	53,955	57,399

	$1,670,735	$1,394,190	$1,374,425

Liabilities and Stockholders’ Equity
Current liabilities
Bank revolving loans	$78,500	$91,625	$—
Current portion of long-term debt	21,670	57,952	20,170
Trade accounts payable	139,079	135,172	172,703
Accrued payroll and related costs	69,120	65,435	56,238
Accrued liabilities	36,292	39,588	15,825

Total current liabilities	344,661	389,772	264,936
Long-term debt	1,084,989	886,767	936,655
Other liabilities	170,924	87,702	109,742

Total liabilities	1,600,574	1,364,241	1,311,333
Stockholders’ equity
Common stock	209	207	209
Paid-in capital	125,009	119,935	124,872
Retained earnings (accumulated deficit)	23,037	(23,594)	18,871
Accumulated other comprehensive loss	(17,701)	(6,206)	(20,467)
Treasury stock	(60,393)	(60,393)	(60,393)

Total stockholders’ equity	70,161	29,949	63,092

	$1,670,735	$1,394,190	$1,374,425

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2003	2002

Net sales	$454,377	$424,256
Cost of goods sold	404,780	371,769

Gross profit	49,597	52,487
Selling, general and administrative expenses	23,576	18,742
Rationalization credit	—	(2,259)

Income from operations	26,021	36,004
Interest and other debt expense	18,789	16,496

Income before income taxes and equity in losses of affiliate	7,232	19,508
Provision for income taxes	2,785	7,608

Income before equity in losses of affiliate	4,447	11,900
Equity in losses of affiliate, net of income taxes	281	557

Net income	$4,166	$11,343

Per share data
Basic earnings per share	$0.23	$0.63

Diluted earnings per share	$0.23	$0.62

Weighted average number of shares
Basic	18,235	17,938
Assumed exercise of employee stock options	108	337

Diluted	18,343	18,275

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	2003	2002

Cash flows provided by (used in) operating activities
Net income	$4,166	$11,343
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25,518	22,366
Amortization	1,121	608
Rationalization credit	—	(2,259)
Equity in losses of affiliate	457	912
Other changes that provided (used) cash:
Trade accounts receivable, net	(36,053)	(24,799)
Inventories	(35,453)	(62,007)
Trade accounts payable	(51,373)	(38,679)
Other, net	28,520	16,690

Net cash used in operating activities	(63,097)	(75,825)

Cash flows provided by (used in) investing activities
Purchases of businesses, net of cash acquired	(163,233)	—
Capital expenditures	(27,541)	(20,815)
Proceeds from asset sales	40	208

Net cash used in investing activities	(190,734)	(20,607)

Cash flows provided by (used in) financing activities
Borrowings under revolving loans	173,250	195,430
Repayments under revolving loans	(94,750)	(103,805)
Proceeds from stock option exercises	118	1,017
Proceeds from issuance of long-term debt	150,000	—
Repayments of long-term debt	—	(44)
Debt issuance costs	(1,905)	—

Net cash provided by financing activities	226,713	92,598

Cash and cash equivalents
Net decrease	(27,118)	(3,834)
Balance at beginning of year	58,318	18,009

Balance at end of period	$31,200	$14,175

Interest paid	$6,465	$9,334
Income taxes paid, net of refunds	(2,896)	1,851

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2002 and 2003
(Dollars and shares in thousands)
(Unaudited)

	Common Stock		Paid- in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity

	Shares	Par value

Balance at December 31, 2001	17,854	$205	$118,319	$(34,937)	$(8,046)	$(60,393)	$15,148
Comprehensive income:
Net income	—	—	—	11,343	—	—	11,343
Minimum pension liability, net of tax benefit of $74	—	—	—	—	(115)	—	(115)
Change in fair value of derivatives, net of tax provision of $1,460	—	—	—	—	2,188	—	2,188
Foreign currency translation	—	—	—	—	(233)	—	(233)

Comprehensive income							13,183
Stock option exercises, including tax benefit of $601	152	2	1,616	—	—	—	1,618

Balance at March 31, 2002	18,006	$207	$119,935	$(23,594)	$(6,206)	$(60,393)	$29,949

Balance at December 31, 2002	18,231	$209	$124,872	$18,871	$(20,467)	$(60,393)	$63,092
Comprehensive income:
Net income	—	—	—	4,166	—	—	4,166
Change in fair value of derivatives, net of tax provision of $329	—	—	—	—	404	—	404
Foreign currency translation	—	—	—	—	2,362	—	2,362

Comprehensive income							6,932
Stock option exercises, including tax benefit of $19	8	—	137	—	—	—	137

Balance at March 31, 2003	18,239	$209	$125,009	$23,037	$(17,701)	$(60,393)	$70,161

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 1.          Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

The condensed consolidated balance sheet at December 31, 2002 has been derived from our audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

You should read the accompanying financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Stock-Based Compensation.  We have two stock-based compensation plans.  We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans.  Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 1.          Significant Accounting Policies  (continued)

Stock-Based Compensation.  (continued)  If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, net income and basic and diluted earnings per share would have been as follows:

	2003	2002

	(Dollars in thousands, except per share data)
Net income, as reported	$4,166	$11,343
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of income taxes	324	315

Pro forma net income	$3,842	$11,028

Earnings per share:
Basic net income per share - as reported	$0.23	$0.63

Basic net income per share - pro forma	0.21	0.61

Diluted net income per share - as reported	$0.23	$0.62

Diluted net income per share - pro forma	0.21	0.61

Recently Adopted Accounting Pronouncements.  Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,” such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items.  Upon adoption in 2003, we reclassified previously reported extraordinary items from loss on early extinguishment of debt to interest and other debt expense.  The adoption of SFAS No. 145 did not impact our results of operations for the three months ended March 31, 2003 or 2002.

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is applicable to exit and disposal activities that are initiated after December 31, 2002.  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 2.          Acquisitions

In January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry.  The purchase price, including recently installed additional production capacity, was approximately $32 million in cash.  Thatcher Tubes had annual net sales of approximately $29 million in 2002.  Thatcher Tubes will operate as part of our plastic container business.

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap LLC, or White Cap, joint venture that we did not already own from Amcor White Cap Inc. for approximately $37 million in cash and refinanced debt and settled certain third party lease obligations of the business for approximately $94 million.  White Cap had annual net sales of approximately $250 million in 2002.  The business will operate as part of our metal food container business.

We financed these acquisitions primarily through a $150 million incremental term loan borrowing under our senior secured credit facility, or the Credit Agreement.  These acquisitions were accounted for using the purchase method of accounting.  Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the businesses’ results of operations have been included in our consolidated operating results from the date of acquisition.  The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when valuations and integration plans have been finalized.  Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

In April 2003, we acquired PCP Can Manufacturing, Inc., or PCP Can, a subsidiary of Pacific Coast Producers, or PCP, through which PCP self-manufactured a majority of its metal food containers. The purchase price was approximately $45 million in cash, including approximately $30 million for inventory.  As part of the transaction, we entered into a ten-year supply agreement with PCP under which PCP has agreed to purchase from us substantially all of its metal food container requirements.  Annual sales to PCP under the supply agreement are expected to be approximately $55 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 3.          Rationalization (Credits) Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses, including the Food Metal and Specialty business of American National Can Company, or AN Can, and to rationalize certain facilities, we have established reserves for employee severance and benefits, plant exit costs and acquisition liabilities.  Activity in our rationalization and acquisition reserves since December 31, 2002 is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Acquisition Liabilities	Total

	(Dollars in thousands)
Balance at December 31, 2002
AN Can Acquisition	$747	$1,119	—	$1,866
Fairfield Plant Rationalization	—	1,594	—	1,594

Balance at December 31, 2002	747	2,713	—	3,460

Activity for the Three Months Ended March 31, 2003
AN Can Acquisition	(217)	(231)	—	(448)
Fairfield Plant Rationalization	—	(58)	—	(58)

Total Activity	(217)	(289)	—	(506)

Balance at March 31, 2003
AN Can Acquisition	530	888	—	1,418
Fairfield Plant Rationalization	—	1,536	—	1,536

Balance at March 31, 2003	$530	$2,424	—	$2,954

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service.  As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Rationalization and acquisition reserves are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2003	March 31, 2002	Dec. 31, 2002

	(Dollars in thousands)
Accrued liabilities	$1,307	$7,586	$1,813
Other liabilities	1,647	2,009	1,647

	$2,954	$9,595	$3,460

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 4.          Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss consisted of the following:

	March 31, 2003	March 31, 2002	Dec. 31, 2002

	(Dollars in thousands)
Foreign currency translation	$364	$(2,149)	$(1,998)
Change in fair value of derivatives	(2,410)	(1,079)	(2,814)
Minimum pension liability	(15,655)	(2,978)	(15,655)

Accumulated other comprehensive loss	$(17,701)	$(6,206)	$(20,467)

Note 5.          Inventories

Inventories consisted of the following:

	March 31, 2003	March 31, 2002	Dec. 31, 2002

	(Dollars in thousands)
Raw materials	$36,402	$36,883	$31,925
Work-in-process	53,758	41,202	50,941
Finished goods	244,690	225,235	171,341
Spare parts and other	20,658	13,522	13,944

	355,508	316,842	268,151
Adjustment to value inventory at cost on the LIFO method	2,128	7,792	4,685

	$357,636	$324,634	$272,836

Note 6.          Investment in Affiliate

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG that is a leading supplier of an extensive range of metal and plastic closures to consumer goods packaging companies in the food and beverage industries in North America.  The venture operated under the name Amcor White Cap LLC.  We contributed certain metal closure assets and liabilities, including our manufacturing facilities in Evansville and Richmond, Indiana, in return for a 35 percent interest in and $32.4 million of cash proceeds from the joint venture.  Schmalbach-Lubeca AG contributed the remaining metal and plastic closure operations to the joint venture.  In July 2002, Amcor Ltd. purchased Schmalbach-Lubeca AG’s interest in the joint venture.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 6.          Investment in Affiliate  (continued)

As discussed in Note 2, in March 2003, we acquired the remaining 65 percent interest in the White Cap joint venture that we did not already own.  The business now operates under the name Silgan Closures LLC, or Silgan Closures.

Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method.  For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes.  During the first quarter of 2002, we recorded equity in losses of White Cap of $0.6 million, net of income taxes.  The results of Silgan Closures for the month of March 2003 were included with the results of our metal food container business.

Note 7.          Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2003	March 31, 2002	Dec. 31, 2002

	(Dollars in thousands)
Bank debt
Bank revolving loans	$78,500	$424,650	$—
Bank A term loans	100,000	119,413	100,000
Bank B term loans	498,250	186,588	348,250
Canadian Bank Facility	—	2,632	—

Total bank debt	676,750	733,283	448,250
Subordinated debt
9% Senior Subordinated Debentures	505,409	300,000	505,575
Other	3,000	3,061	3,000

Total subordinated debt	508,409	303,061	508,575
Total debt	1,185,159	1,036,344	956,825
Less current portion	100,170	149,577	20,170

	$1,084,989	$886,767	$936,655

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement.  The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes.  The terms of the incremental term loans are the same as those for B term loans under the Credit Agreement.  This borrowing reduced our uncommitted incremental term loan facility under the Credit Agreement to $125 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 7.          Long-Term Debt  (continued)

At March 31, 2003, amounts expected to be repaid within one year consisted of $78.5 million of bank revolving loans related primarily to seasonal working capital needs and $21.7 million of bank term loans.

Note 8.          Business Segment Information

Reportable business segment information for our business segments is as follows:

	Metal Food Containers (1)	Plastic Containers	Corporate	Total

	(Dollars in thousands)
Three Months Ended March 31, 2003
Net sales	$315,429	$138,948	$—	$454,377
Depreciation and amortization(2)	15,641	10,062	11	25,714
Segment income from operations	11,789	15,474	(1,242)	26,021

Three Months Ended March 31, 2002
Net sales	$299,358	$124,898	$—	$424,256
Depreciation and amortization(2)	13,775	8,765	15	22,555
Segment income from operations	22,454	14,834	(1,284)	36,004

(1)	Includes a rationalization credit of $2.3 million for the three months ended March 31, 2002.
(2)	Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2003 and 2002 and for the
three months then ended is unaudited)

Note 8.          Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate for the three months ended March 31 as follows:

	2003	2002

	(Dollars in thousands)
Total segment income from operations	$26,021	$36,004
Interest and other debt expense	18,789	16,496

Income before income taxes and equity in losses of affiliate	$7,232	$19,508

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.

	Three Months Ended

	March 31, 2003	March 31, 2002

Net sales
Metal food containers	69.4%	70.6%
Plastic containers	30.6	29.4

Consolidated	100.0	100.0
Cost of goods sold	89.1	87.6

Gross profit	10.9	12.4
Selling, general and administrative expenses	5.2	4.4
Rationalization credit	—	(0.5)

Income from operations	5.7	8.5
Interest and other debt expense	4.1	3.9

Income before income taxes and equity in losses of affiliate	1.6	4.6
Provision for income taxes	0.6	1.8

Income before equity in losses of affiliate	1.0	2.8
Equity in losses of affiliate, net of income taxes	0.1	0.1

Net income	0.9%	2.7%

Summary unaudited results of operations for the three months ended March 31, 2003 and 2002 are provided below:

	2003	2002

	(Dollars in millions)
Net sales
Metal food containers	$315.4	$299.4
Plastic containers	139.0	124.9

Consolidated	$454.4	$424.3

Income from operations
Metal food containers(1)	$11.8	$22.5
Plastic containers	15.5	14.8
Corporate	(1.3)	(1.3)

Consolidated	$26.0	$36.0

(1)	Includes a rationalization credit of $2.3 million for the three months ended March 31, 2002.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net Sales.  Consolidated net sales increased $30.1 million, or 7.1 percent, to $454.4 million for the first quarter of 2003, as compared to net sales of $424.3 million for the first quarter of 2002.  This increase was the result of higher net sales in the metal food container business due to the acquisition of White Cap and higher net sales of the plastic container business largely due to the acquisition of Thatcher Tubes.

Net sales for the metal food container business were $315.4 million for the first quarter of 2003, an increase of $16.0 million, or 5.3 percent, from net sales of $299.4 million for the first quarter of 2002.  This increase was primarily attributable to the inclusion of net sales of Silgan Closures for the month of March 2003.  Excluding net sales of Silgan Closures, net sales of the metal food container business decreased 1.3 percent as a result of slightly lower volumes as compared to a relatively strong first quarter in 2002.

Net sales for the plastic container business of $139.0 million for the first quarter of 2003 increased $14.1 million, or 11.3 percent, from net sales of $124.9 million for the first quarter of 2002.  This increase was primarily a result of higher unit volume due primarily to the acquisition of Thatcher Tubes in January 2003 and higher average selling prices due to the pass through of increased resin costs.

Cost of Goods Sold.  Cost of goods sold as a percentage of consolidated net sales was 89.1 percent for the first quarter of 2003, an increase of 1.5 percentage points as compared to 87.6 percent for the same period in 2002.  The decrease in gross profit margin was primarily attributable to unfavorable absorption of fixed costs in the metal food container business as an inventory reduction program was implemented during the first quarter of 2003, higher depreciation expense and employee health and welfare costs and start-up costs related to new capacity to manufacture convenience ends.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased by 0.8 percentage points to 5.2 percent for the first quarter of 2003, as compared to 4.4 percent for the same period in 2002.  This increase was largely the result of the acquisition of White Cap and higher selling, general and administrative expenses in the plastic container business primarily due to the acquisition of Thatcher Tubes.

Income from Operations.  Income from operations for the first quarter of 2003 decreased $10.0 million, or 27.8 percent, to $26.0 million, as compared to $36.0 million in the same period in 2002.  Operating margin for the first quarter of 2003 decreased 2.8 percentage points to 5.7 percent, as compared to 8.5 percent for the same period in 2002.  These decreases were primarily a result of lower income from operations and operating margin in the metal food container business.

Income from operations of the metal food container business for the first quarter of 2003 decreased $10.7 million, or 47.6 percent, to $11.8 million as compared to $22.5 million for the first quarter of 2002, and operating margin decreased 3.8 percentage points to 3.7 percent as compared to 7.5 percent for the same period in 2002.  These decreases were principally due to unfavorable absorption of fixed costs as an inventory reduction program was implemented during the first quarter of 2003, a rationalization credit of $2.3 million recorded in the first quarter of 2002 related to placing certain previously written down assets back in service, higher depreciation expense, start-up costs related to new capacity to manufacture convenience ends and increased freight and employee health and welfare costs.

Income from operations for the plastic container business for the first quarter of 2003 increased $0.7 million, or 4.7 percent, to $15.5 million as compared to $14.8 million for the same period in 2002, while operating margin decreased 0.6 percentage points to 11.2 percent as compared to 11.8 percent for the first quarter of 2002.  The increase in income from operations was primarily a result of higher unit volumes and improved operating efficiencies, partially offset by the impact of higher depreciation expense, heightened competitive activity and higher employee health and welfare costs.

Interest Expense.  Interest expense increased $2.3 million to $18.8 million for the first quarter of 2003 as compared to the same period in 2002.  This increase resulted primarily from a higher average interest rate due largely to the add-on issuance of $200 million of 9% Senior Subordinated Debentures in the second quarter of 2002 and higher interest rate spreads over LIBOR as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement in the second quarter of 2002, partially offset by the impact of lower LIBOR rates during the first quarter of 2003.

Income Taxes.  The provision for income taxes for the first quarter of 2003 and 2002 was recorded at an effective annual income tax rate of 38.5 percent and 39.0 percent, respectively.

Net Income and Earnings per Share.  Net income for the first quarter of 2003 was $4.2 million, or $0.23 per diluted share, as compared to net income of $11.3 million, or $0.62 per diluted share, for the first quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under the Credit Agreement.  Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement.  The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes.  The terms of the incremental term loans are the same as those for B term loans under the Credit Agreement.  This borrowing reduced our uncommitted incremental term loan facility under the Credit Agreement to $125 million.

For the three months ended March 31, 2003, we used net borrowings of revolving loans of $78.5 million and incremental term loans of $150 million under the Credit Agreement, cash balances of $27.1 million and proceeds from stock option exercises of $0.1 million to fund the acquisitions of White Cap and Thatcher Tubes for $163.2 million, cash used by operations of $63.1 million primarily for our seasonal working capital needs, capital expenditures of $27.5 million and debt issuance costs of $1.9 million.

For the three months ended March 31, 2002, we used net borrowings of revolving loans of $91.6 million under our previous senior secured credit facility, proceeds from stock option exercises of  $1.0 million, cash balances of $3.8 million and proceeds from asset sales of $0.2 million to fund cash used by operations of $75.8 million primarily for our seasonal working capital needs and capital expenditures of $20.8 million.

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

For 2003, we estimate that we will utilize approximately $200-$225 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.  We may use the available portion of our revolving loan facility under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of March 31, 2003, we had $78.5 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs.  The unused portion of the revolving loan facility under the Credit Agreement at March 31, 2003, after taking into account outstanding letters of credit, was $300.7 million.

In April 2003, we acquired PCP Can.  The purchase price was approximately $45 million in cash, including approximately $30 million for inventory.  As part of the transaction, we entered into a ten-year supply agreement with PCP under which PCP has agreed to purchase from us substantially all of its metal food container requirements.  Annual sales to PCP under the supply agreement are expected to be approximately $55 million.

Our Board of Directors has authorized the repurchase of up to $70 million of our common stock.  As of March 31, 2003, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million.  We intend to finance future repurchases, if any, of our common stock with revolving loan borrowings.

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service.  As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.  You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2003 included elsewhere in this Quarterly Report.

We believe that cash generated from operations and funds from the revolving loans available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future.  We have historically grown our businesses primarily through acquisitions, and we continue to evaluate acquisition opportunities in the consumer goods packaging market.  As a result, we may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.  However, in the absence of strategically compelling and immediately accretive acquisition opportunities, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2003 with all of these covenants.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,” such that most gains or losses from the extinguishment of debt will no longer be classified as extraordinary items.  Upon adoption in 2003, we reclassified previously reported extraordinary items from loss on early extinguishment of debt to interest and other debt expense.  The adoption of SFAS No. 145 did not impact our results of operations for the three months ended March 31, 2003 or 2002.

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is applicable to exit and disposal activities that are initiated after December 31, 2002.  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  In the normal course of business, we also have limited foreign currency risk associated with our operations in Canada and Mexico and risk related to commodity price changes for items such as natural gas.  We employ established policies and procedures to manage our exposure to these risks.  Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives.  We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

Item 4.  CONTROLS AND PROCEDURES

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003 and 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Co-Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Co-Chief Executive Officer.

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.

(b)  Reports on Form 8-K

1.	On January 3, 2003, we filed a Current Report on Form 8-K related to our announcement of an agreement to acquire the remaining 65 percent equity interest in Amcor White Cap, LLC.

2.

On March 5, 2003, we filed a Current Report on Form 8-K related to our announcement of the acquisition of the remaining 65 percent equity interest in Amcor White Cap, LLC and the closing on $150 million of incremental term loan borrowings.

3.

On March 31, 2003, we filed a Current Report on Form 8-K which indicated pursuant to Item 9 that the written certifications of both of our Co-Chief Executive Officers and our Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanied our Annual Report on Form 10-K for the year ending December 31, 2002 as additional correspondence and with which copies of such written certifications were furnished.

4.

On March 31, 2003, we filed a Current Report on Form 8-K related to our announcement of an agreement to acquire the metal food can manufacturing assets of Pacific Coast Producers and enter into a long-term supply agreement with Pacific Coast Producers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 15, 2003	/s/ ANTHONY J. ALLOTT

Anthony J. Allott
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2003	/s/ NANCY MEROLA

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ D. GREG HORRIGAN

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ R. PHILIP SILVER

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ ANTHONY J. ALLOTT

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003 and 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Co-Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Co-Chief Executive Officer.

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.