Form 10-Q
period 2003-06-30
SILGAN HOLDINGS INC
filed 2003-08-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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


                                 (203)975-7110
               Registrant's Telephone Number, Including Area Code

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

                            Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

As of August 1, 2003, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,241,262.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                             3

     Item 1.    Financial Statements                                       3

                Condensed Consolidated Balance Sheets at                   3
                June 30, 2003 and 2002 and December 31, 2002

                Condensed Consolidated Statements of Income for            4
                the three months ended June 30, 2003 and 2002

                Condensed Consolidated Statements of Income for the        5
                six months ended June 30, 2003 and 2002

                Condensed Consolidated Statements of Cash Flows for        6
                the six months ended June 30, 2003 and 2002

                Condensed Consolidated Statements of Stockholders'         7
                Equity for the six months ended June 30, 2002 and 2003

                Notes to Condensed Consolidated Financial Statements       8

     Item 2.    Management's Discussion and Analysis of Financial          18
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      25
                Risk

     Item 4.    Controls and Procedures                                    25

Part II.  Other Information                                                26

     Item 4.    Submission of Matters to a Vote of Security Holders        26

     Item 6.    Exhibits and Reports on Form 8-K                           27

Signatures                                                                 28

Exhibit Index                                                              29

Part I.  Financial Information
Item 1.  Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                              June 30,        June 30,        Dec. 31,
                                                                2003            2002            2002
                                                                ----            ----            ----

Assets

Current assets
     Cash and cash equivalents ........................     $   10,167      $   13,277      $   58,318
     Trade accounts receivable, net ...................        232,256         191,403         124,657
     Inventories ......................................        439,819         385,004         272,836
     Prepaid expenses and other current assets ........         14,082          12,699          13,988
                                                            ----------      ----------      ----------
         Total current assets .........................        696,324         602,383         469,799

Property, plant and equipment, net ....................        818,264         683,496         705,746
Goodwill, net .........................................        218,221         141,589         141,481
Other assets ..........................................         57,182          68,624          57,399
                                                            ----------      ----------      ----------
                                                            $1,789,991      $1,496,092      $1,374,425
                                                            ==========      ==========      ==========

Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans .............................     $  170,900      $  157,700      $     --
     Current portion of long-term debt ................         46,926           1,765          20,170
     Trade accounts payable ...........................        152,082         146,011         172,703
     Accrued payroll and related costs ................         68,003          58,418          56,238
     Accrued liabilities ..............................         39,457          36,245          15,825
                                                            ----------      ----------      ----------
         Total current liabilities ....................        477,368         400,139         264,936

Long-term debt ........................................      1,059,564         958,333         936,655
Other liabilities .....................................        165,594          92,294         109,742


Stockholders' equity
     Common stock .....................................            209             209             209
     Paid-in capital ..................................        125,009         124,174         124,872
     Retained earnings (accumulated deficit) ..........         36,575         (13,519)         18,871
     Accumulated other comprehensive loss .............        (13,935)         (5,145)        (20,467)
     Treasury stock ...................................        (60,393)        (60,393)        (60,393)
                                                            ----------      ----------      ----------
         Total stockholders' equity ...................         87,465          45,326          63,092
                                                            ----------      ----------      ----------
                                                            $1,789,991      $1,496,092      $1,374,425
                                                            ==========      ==========      ==========


                                           See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2003 and 2002
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                 2003           2002
                                                                 ----           ----

Net sales ..............................................       $545,240       $456,249

Cost of goods sold .....................................        475,045        398,822
                                                               --------       --------
     Gross profit ......................................         70,195         57,427

Selling, general and administrative expenses ...........         28,144         19,534
                                                               --------       --------

     Income from operations ............................         42,051         37,893

Interest and other debt expense ........................         20,038         19,372
                                                               --------       --------
     Income before income taxes and equity in
       losses of affiliate .............................         22,013         18,521

Provision for income taxes .............................          8,475          7,227
                                                               --------       --------
     Income before equity in losses of affiliate .......         13,538         11,294

Equity in losses of affiliate, net of income taxes .....           --            1,219
                                                               --------       --------

     Net income ........................................       $ 13,538       $ 10,075
                                                               ========       ========

Earnings per share:

     Basic net income per share ........................          $0.74          $0.56
                                                                  =====          =====

     Diluted net income per share ......................          $0.74          $0.55
                                                                  =====          =====
Weighted average number of shares:

      Basic ............................................         18,239         18,144

      Assumed exercise of employee stock options .......            156            311
                                                                 ------         ------
      Diluted ..........................................         18,395         18,455
                                                                 ======         ======

                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2003 and 2002
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                                 2003           2002
                                                                 ----           ----

Net sales ..............................................       $999,617       $880,505

Cost of goods sold .....................................        879,825        770,591
                                                               --------       --------
     Gross profit ......................................        119,792        109,914

Selling, general and administrative expenses ...........         51,720         38,276

Rationalization credit .................................           --           (2,259)
                                                               --------       --------
     Income from operations ............................         68,072         73,897

Interest and other debt expense ........................         38,827         35,868
                                                               --------       --------
     Income before income taxes and equity in
       losses of affiliate .............................         29,245         38,029

Provision for income taxes .............................         11,260         14,835
                                                               --------       --------
     Income before equity in losses of affiliate .......         17,985         23,194

Equity in losses of affiliate, net of income taxes .....            281          1,776
                                                               --------       --------

     Net income ........................................       $ 17,704       $ 21,418
                                                               ========       ========
Earnings per share:

     Basic net income per share ........................          $0.97          $1.19
                                                                  =====          =====

     Diluted net income per share ......................          $0.96          $1.17
                                                                  =====          =====
Weighted average number of shares:

     Basic .............................................         18,237         18,041

     Assumed exercise of employee stock options ........            132            324
                                                                 ------         ------
     Diluted ...........................................         18,369         18,365
                                                                 ======         ======


                             See accompanying notes.

                                      SILGAN HOLDINGS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the six months ended June 30, 2003 and 2002
                                    (Dollars in thousands)
                                         (Unaudited)


                                                                         2003              2002
                                                                         ----              ----
Cash flows provided by (used in) operating activities
     Net income ..............................................       $  17,704         $  21,418
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization .......................          56,143            48,574
         Rationalization credit ..............................            --              (2,259)
         Equity in losses of affiliate .......................             457             2,911
         Other changes that provided (used) cash:
              Trade accounts receivable, net .................         (85,898)          (46,500)
              Inventories ....................................         (88,377)         (122,377)
              Trade accounts payable .........................         (35,309)          (27,840)
              Accrued liabilities ............................          16,423             9,221
              Other, net .....................................          13,311             4,691
                                                                     ---------         ---------
         Net cash used in operating activities ...............        (105,546)         (112,161)
                                                                     ---------         ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired ...........        (206,868)             --
     Capital expenditures ....................................         (55,073)          (49,437)
     Proceeds from asset sales ...............................             325               699
                                                                     ---------         ---------
         Net cash used in investing activities ...............        (261,616)          (48,738)
                                                                     ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................         383,050           577,130
     Repayments under revolving loans ........................        (212,150)         (752,455)
     Proceeds from stock option exercises ....................             118             4,131
     Proceeds from issuance of long-term debt ................         150,000           656,000
     Repayments of long-term debt ............................            --            (307,549)
     Debt issuance costs .....................................          (2,007)          (21,090)
                                                                     ---------         ---------
         Net cash provided by financing activities ...........         319,011           156,167
                                                                     ---------         ---------

Cash and cash equivalents
     Net decrease ............................................         (48,151)           (4,732)
     Balance at beginning of year ............................          58,318            18,009
                                                                     ---------         ---------
     Balance at end of period ................................       $  10,167         $  13,277
                                                                     =========         =========

Interest paid ................................................       $  32,715         $  34,977
Income taxes paid, net of refunds ............................             (69)            3,146





                                   See accompanying notes.

                                                             SILGAN HOLDINGS INC.
                                                      CONDENSED CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                               For the six months ended June 30, 2002 and 2003
                                                     (Dollars and shares in thousands)
                                                                (Unaudited)

                                                 Common Stock                  Retained     Accumulated
                                                 ------------       Paid-      earnings        other                    Total
                                                           Par       in      (accumulated  comprehensive  Treasury   stockholders'
                                                Shares    value    capital      deficit)   income (loss)   stock        equity
                                                ------    -----   ---------  ------------  -------------  --------   -------------
Balance at December 31, 2001 .............      17,854     $205    $118,319    $(34,937)    $ (8,046)     $(60,393)     $15,148

Comprehensive income:

   Net income ............................        --        --         --        21,418         --            --         21,418

   Minimum pension liability, net of
     tax benefit of $74 ..................        --        --         --          --           (115)         --           (115)

   Change in fair value of derivatives,
     net of tax provision of $1,249 ......        --        --         --          --          1,855          --          1,855

   Foreign currency translation ..........        --        --         --          --          1,161          --          1,161
                                                                                                                        -------
Comprehensive income .....................                                                                               24,319

Stock option exercises, including
  tax benefit of $1,728 ..................         367        4       5,855        --           --            --          5,859
                                                ------     ----    --------    --------     --------      --------      -------
Balance at June 30, 2002 .................      18,221     $209    $124,174    $(13,519)     $(5,145)     $(60,393)     $45,326
                                                ======     ====    ========    ========     ========      ========      =======

Balance at December 31, 2002 .............      18,231     $209    $124,872     $18,871     $(20,467)     $(60,393)     $63,092

Comprehensive income:

   Net income ............................        --        --         --        17,704         --            --         17,704

   Change in fair value of derivatives,
    net of tax provision of $688 .........        --        --         --          --            978          --            978

   Foreign currency translation ..........        --        --         --          --          5,554          --          5,554
                                                                                                                        -------
Comprehensive income .....................                                                                               24,236

Stock option exercises, including
  tax benefit of $19 .....................           8      --          137        --           --            --            137
                                                ------     ----    --------    --------     --------      --------      -------
Balance at June 30, 2003 .................      18,239     $209    $125,009    $ 36,575     $(13,935)     $(60,393)     $87,465
                                                ======     ====    ========    ========     ========      ========      =======



                                                           See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 1.  Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc., or Holdings, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," for the three and six months ended June 30, net income and basic and diluted earnings per share would have been as follows:

                                                              Three Months Ended           Six Months Ended
                                                              ------------------           ----------------
                                                             June 30,      June 30,       June 30,    June 30,
                                                               2003          2002           2003        2002
                                                               ----          ----           ----        ----
                                                              (Dollars in thousands, except per share data)

     Net income, as reported ...........................     $13,538       $10,075        $17,704     $21,418
     Deduct:  Total stock-based employee
         compensation expense determined under
         fair value method for all stock option
         awards, net of income taxes ...................         377           397            701         713
                                                             -------       -------        -------     -------
     Pro forma net income ..............................     $13,161       $ 9,678        $17,003     $20,705
                                                             =======       =======        =======     =======

     Earnings per share:
         Basic net income per share - as reported ......       $0.74         $0.56          $0.97       $1.19
                                                               =====         =====          =====       =====
         Basic net income per share - pro forma ........        0.72          0.53           0.93        1.15
                                                               =====         =====          =====       =====

         Diluted net income per share - as reported ....       $0.74         $0.55          $0.96       $1.17
                                                               =====         =====          =====       =====
         Diluted net income per share - pro forma ......        0.72          0.53           0.93        1.13
                                                               =====         =====          =====       =====


Recently Issued Accounting Pronouncements. Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that certain gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002 as a result of the refinancing of our previous senior secured credit facility with our new senior secured credit facility, or the Credit Agreement, was reclassified to interest and other debt expense.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements (continued). Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable to exit and disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan.

In January 2003, the Financial Accounting Standards Board, or the FASB, issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 are effective for us on July 1, 2003. We do not anticipate that the adoption of FIN No. 46 will have a material effect on our financial position or results of operations.


Note 2.  Acquisitions

In January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. Including recently installed additional production capacity, the purchase price for the assets was approximately $32 million in cash. Thatcher Tubes had annual net sales of approximately $29 million in 2002. Thatcher Tubes operates as part of our plastic container business.

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap LLC, or White Cap, joint venture that we did not already own from Amcor White Cap Inc. for approximately $37 million in cash and repaid debt and purchased equipment subject to a third party lease for approximately $93 million. White Cap had annual net sales of approximately $250 million in 2002. The business operates as part of our metal food container business.

In April 2003, we acquired PCP Can Manufacturing, Inc., or Pacific Coast Can, a subsidiary of Pacific Coast Producers, or Pacific Coast, through which Pacific Coast self-manufactured a majority of its metal food containers. The purchase price was approximately $44 million in cash, including approximately $29 million for inventory. As part of the transaction, we entered into a ten-year supply agreement with Pacific Coast under which Pacific Coast has agreed to purchase from us substantially all of its metal food container requirements. Annual sales to Pacific Coast under the supply agreement are expected to be approximately $55 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 2.  Acquisitions  (continued)

We financed these acquisitions through a $150 million incremental term loan borrowing and revolving loan borrowings under the Credit Agreement. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the businesses' results of operations have been included in our consolidated operating results from the date of acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when valuations and integration plans have been finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.


Note 3.  Rationalization (Credits) Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses, including the Food Metal and Specialty business of American National Can Company, or AN Can, and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2002 is summarized as follows:


                                                        Employee          Plant
                                                        Severance         Exit
                                                       and Benefits       Costs         Total
                                                       ------------       -----         -----
                                                                 (Dollars in thousands)


Balance at December 31, 2002
----------------------------
AN Can Acquisition ................................       $  747         $1,119        $ 1,866
Fairfield Plant Rationalization ...................          --           1,594          1,594
                                                          ------         ------        -------
Balance at December 31, 2002 ......................          747          2,713          3,460

Activity for the Six Months Ended June 30, 2003
-----------------------------------------------
AN Can Acquisition ................................         (435)          (622)        (1,057)
Fairfield Plant Rationalization ...................          --            (137)          (137)
2003 Acquisition Reserves Established .............        4,554            400          4,954
2003 Acquisition Reserves Utilized ................         (153)           --            (153)
                                                          ------         ------        -------
Total Activity ....................................        3,966           (359)         3,607

Balance at June 30, 2003
------------------------
AN Can Acquisition ................................          312            497            809
Fairfield Plant Rationalization ...................          --           1,457          1,457
2003 Acquisitions .................................        4,401            400          4,801
                                                          ------         ------        -------
Balance at June 30, 2003 ..........................       $4,713         $2,354        $ 7,067
                                                          ======         ======        =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 3.  Rationalization (Credits) Charges and Acquisition Reserves  (continued)

During the second quarter of 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $5.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized within one year. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves. These reserves consisted of employee severance and benefits costs of $4.6 million and plant exit costs of $0.4 million related to the planned closing and downsizing of certain acquired facilities. Through June 30, 2003, a total of $0.2 million has been expended for employee severance and benefits related to these plans. At June 30, 2003, this reserve had a balance of $4.8 million. Cash payments related to these acquisition reserves are expected through 2004.

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                   June 30,       June 30,      Dec. 31,
                                     2003           2002          2002
                                     ----           ----          ----
                                          (Dollars in thousands)

Accrued liabilities ........       $5,235         $6,204        $1,813
Other liabilities ..........        1,832          2,009         1,647
                                   ------         ------        ------
                                   $7,067         $8,213        $3,460
                                   ======         ======        ======

In August 2003, we approved and announced to employees our plan to exit one manufacturing facility of our plastic container business. The plan includes the termination of approximately 30 plant employees and other related exit costs. This decision will result in a charge to earnings of approximately $6.7 million in the third quarter of 2003. This charge will consist of approximately $5.2 million for the non-cash write-down in carrying value of assets, approximately $0.9 million for employee severance and benefits and approximately $0.6 million for plant exit costs.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive loss consisted of the following:

                                               June 30,    June 30,   Dec. 31,
                                                 2003        2002       2002
                                                 -----       ----       ----
                                                    (Dollars in thousands)

Foreign currency translation ...............   $  3,556    $  (755)   $ (1,998)
Change in fair value of derivatives ........     (1,836)    (1,412)     (2,814)
Minimum pension liability ..................    (15,655)    (2,978)    (15,655)
                                               --------    -------    --------
   Accumulated other comprehensive loss ....   $(13,935)   $(5,145)   $(20,467)
                                               ========    =======    ========


Note 5.  Inventories

Inventories consisted of the following:

                                               June 30,    June 30,   Dec. 31,
                                                 2003        2002       2002
                                                 -----       ----       ----
                                                   (Dollars in thousands)

  Raw materials ............................   $ 35,382    $ 36,022   $ 31,925
  Work-in-process ..........................     64,827      54,475     50,941
  Finished goods ...........................    317,243     275,380    171,341
  Spare parts and other ....................     20,548      11,863     13,944
                                               --------    --------   --------
                                                438,000     377,740    268,151
  Adjustment to value inventory
    at cost on the LIFO method .............      1,819       7,264      4,685
                                               --------    --------   --------
                                               $439,819    $385,004   $272,836
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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 6.           Investment in Affiliate  (continued)

As discussed in Note 2, in March 2003, we acquired the remaining 65 percent interest in the White Cap joint venture that we did not already own. The business now operates under the name Silgan Closures LLC, or Silgan Closures.

Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method. For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business. For the second quarter and first six months of 2002, we recorded equity in losses of White Cap of $1.2 million, net of income taxes, and $1.8 million, net of income taxes, respectively.


Note 7.  Long-Term Debt

Long-term debt consisted of the following:



                                                        June 30,         June 30,       Dec. 31,
                                                          2003             2002           2002
                                                          ----             ----           ----
                                                                 (Dollars in thousands)
Bank debt
     Bank revolving loans .....................       $  170,900       $  157,700       $   --
     Bank A term loans ........................          100,000          100,000        100,000
     Bank B term loans ........................          498,250          350,000        348,250
     Canadian Bank Facility ...................             --              1,187           --
                                                      ----------       ----------       --------
        Total bank debt .......................          769,150          608,887        448,250

Subordinated debt
     9% Senior Subordinated Debentures ........          505,240          505,896        505,575
     Other ....................................            3,000            3,015          3,000
                                                      ----------       ----------       --------
        Total subordinated debt ...............          508,240          508,911        508,575

Total debt ....................................        1,277,390        1,117,798        956,825
     Less current portion .....................          217,826          159,465         20,170
                                                      ----------       ----------       --------
                                                      $1,059,564       $  958,333       $936,655
                                                      ==========       ==========       ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 7.  Long-Term Debt  (continued)

On July 30, 2003, we gave irrevocable notice of a partial redemption of $25 million principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. The redemption price will be 103.375% of the principal amount of the 9% Debentures being redeemed, or approximately $25.8 million, plus accrued and unpaid interest to the redemption date, August 29, 2003. As permitted under the Credit Agreement, we will fund this redemption with lower cost revolving loans under the Credit Agreement. As a result of this redemption, we expect to record a loss on early extinguishment of debt of approximately $1.0 million in the third quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt will be recorded as interest and other debt expense in the Condensed Consolidated Statements of Income. This redemption will reduce the principal amount of 9% Debentures outstanding to $475 million.

In June 2003, we entered into an interest rate swap agreement for an aggregate notional principal amount of $100 million. Under this agreement, we will pay a fixed rate of interest of 1.3 percent and receive a floating rate of interest based on three month LIBOR. This agreement matures in June 2005 and is accounted for as a cash flow hedge.

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of the incremental term loan borrowing are the same as those for B term loan borrowings under the Credit Agreement. This borrowing reduced our uncommitted incremental term loan facility under the Credit Agreement to $125 million.

At June 30, 2003, amounts expected to be repaid within one year consisted of $170.9 million of bank revolving loans related primarily to seasonal working capital needs, $21.7 million of bank term loans and $25.2 million (including unamortized premium) of 9% Debentures.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 8.  Business Segment Information

Reportable business segment information for our business segments is as follows:


                                                  Metal Food         Plastic
                                                  Containers(1)     Containers       Corporate         Total
                                                  ----------        ----------       ---------         -----
                                                                     (Dollars in thousands)

Three Months Ended June 30, 2003
--------------------------------
Net sales ....................................     $397,941          $147,299        $    --          $545,240
Depreciation and amortization(2) .............       18,580             9,929              11           28,520
Segment income from operations ...............       26,089            17,331          (1,369)          42,051

Three Months Ended June 30, 2002
--------------------------------
Net sales ....................................     $327,600          $128,649        $    --          $456,249
Depreciation and amortization(2) .............       14,983             9,210              18           24,211
Segment income from operations ...............       22,485            16,815          (1,407)          37,893


Six Months Ended June 30, 2003
------------------------------
Net sales ....................................     $713,370          $286,247        $    --          $999,617
Depreciation and amortization(2) .............       34,221            19,990              22           54,233
Segment income from operations ...............       37,878            32,805          (2,611)          68,072

Six Months Ended June 30, 2002
------------------------------
Net sales ....................................     $626,958          $253,547        $    --          $880,505
Depreciation and amortization(2) .............       28,758            17,975              33           46,766
Segment income from operations ...............       44,939            31,649          (2,691)          73,897

-------------

(1)  Includes a rationalization  credit of $2.3 million for the six months ended
     June 30, 2002.
(2) Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.4 million for the three months ended June 30, 2003 and 2002, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2003 and 2002 and for the
                  three and six months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate as follows:



                                                     Three Months Ended     Six Months Ended
                                                     ------------------     ----------------
                                                     June 30,   June 30,   June 30,   June 30,
                                                       2003       2002       2003       2002
                                                       ----       ----       ----       ----
                                                              (Dollars in thousands)

     Total segment income from operations ........   $42,051    $37,893    $68,072    $73,897
     Interest and other debt expense .............    20,038     19,372     38,827     35,868
                                                     -------    -------    -------    -------
       Income before income taxes and
            equity in losses of affiliate ........   $22,013    $18,521    $29,245    $38,029
                                                     =======    =======    =======    =======


Note 9.  Related Party Transactions

Previously, pursuant to management services agreements, or the Management Agreements, entered into between each of Holdings, Silgan Containers Corporation and Silgan Plastics Corporation and S&H Inc., or S&H, a company wholly owned by
R. Philip Silver, the Chairman and Co-Chief  Executive Officer of Holdings,  and
D. Greg Horrigan, the President and Co-Chief Executive Officer of Holdings, S&H provided Holdings and its subsidiaries with general management, supervision and administrative services. The parties to the Management Agreements agreed to terminate the Management Agreements effective January 1, 2003. As a result, Messrs. Silver and Horrigan became employees of Holdings effective January 1, 2003, and neither Holdings nor its subsidiaries will make any payment in 2003 under the Management Agreements.

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


RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.




                                                      Three Months Ended     Six Months Ended
                                                      ------------------     ----------------
                                                      June 30,   June 30,   June 30,   June 30,
                                                        2003       2002       2003       2002
                                                        ----       ----       ----       ----
Net sales
  Metal food containers...........................      73.0%      71.8%      71.4%      71.2%
  Plastic containers..............................      27.0       28.2       28.6       28.8
                                                       -----      -----      -----      -----
     Consolidated.................................     100.0      100.0      100.0      100.0
Cost of goods sold................................      87.1       87.4       88.0       87.5
                                                       -----      -----      -----      -----
Gross profit......................................      12.9       12.6       12.0       12.5
Selling, general and administrative expenses......       5.2        4.3        5.2        4.4
Rationalization credit ...........................       --         --         --        (0.3)
                                                       -----      -----      -----      -----
Income from operations............................       7.7        8.3        6.8        8.4
Interest and other debt expense...................       3.7        4.2        3.9        4.1
                                                       -----      -----      -----      -----
Income before income taxes and equity in
  losses of affiliate.............................       4.0        4.1        2.9        4.3
Provision for income taxes........................       1.5        1.6        1.1        1.7
                                                       -----      -----      -----      -----
Income before equity in losses of affiliate ......       2.5        2.5        1.8        2.6
Equity in losses of affiliate, net of
  income taxes...................................        --         0.3        --         0.2
                                                       -----      -----      -----      -----
Net income........................................       2.5%       2.2%       1.8%       2.4%
                                                       =====      =====      =====      =====



Summary unaudited results of operations for the three and six months ended June 30, 2003 and 2002 are provided below.

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                       June 30,   June 30,   June 30,   June 30,
                                         2003       2002       2003       2002
                                         ----       ----       ----       ----
                                                (Dollars in millions)

Net Sales
     Metal food containers ........    $397.9     $327.6     $713.4     $627.0
     Plastic containers ...........     147.3      128.6      286.2      253.5
                                       ------     ------     ------     ------
        Consolidated ..............    $545.2     $456.2     $999.6     $880.5
                                       ======     ======     ======     ======

Income from operations
     Metal food containers(1) .....    $ 26.1     $ 22.5     $ 37.9     $ 45.0
     Plastic containers ...........      17.3       16.8       32.8       31.6
     Corporate ....................      (1.3)      (1.4)      (2.6)      (2.7)
                                       ------     ------     ------     ------
        Consolidated ..............    $ 42.1     $ 37.9     $ 68.1     $ 73.9
                                       ======     ======     ======     ======

-------------

(1) Includes a rationalization credit of $2.3 million for the six months ended June 30, 2002.


Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net Sales. Consolidated net sales increased $89.0 million, or 19.5 percent, to $545.2 million for the second quarter of 2003, as compared to net sales of $456.2 million for the second quarter of 2002. This increase was the result of higher net sales in the metal food container business largely due to the acquisition of the White Cap closures business and higher net sales of the plastic container business due to higher average selling prices and the acquisition of Thatcher Tubes.

Net sales for the metal food container business were $397.9 million for the second quarter of 2003, an increase of $70.3 million, or 21.5 percent, from net sales of $327.6 million for the second quarter of 2002. This increase was largely attributable to the inclusion of net sales of Silgan Closures in the second quarter of 2003. Excluding net sales of Silgan Closures, net sales of the metal food container business for the second quarter of 2003 increased 1.2 percent as a result of slightly higher average selling prices and increased sales volumes as compared to the second quarter in 2002.

Net sales for the plastic container business of $147.3 million for the second quarter of 2003 increased $18.7 million, or 14.5 percent, from net sales of $128.6 million for the second quarter of 2002. This increase was primarily a result of higher unit volume due in part to the acquisition of Thatcher Tubes and higher average selling prices due to the pass through of significantly higher resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 87.1 percent for the second quarter of 2003, a decrease of 0.3 percentage points as compared to 87.4 percent for the same period in 2002. The increase in gross profit margin was primarily attributable to the inclusion of the recently acquired White Cap closures business and a reduction in costs incurred by the metal food container business to absorb new volume awarded in 2002, partially offset by higher depreciation expense and employee health and welfare costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.9 percentage points to 5.2 percent for the second quarter of 2003, as compared to 4.3 percent for the same period in 2002. This increase was largely the result of the acquisitions of the White Cap and Thatcher Tubes businesses, which have higher selling, general and administrative expense levels, and higher insurance and employee health and welfare costs.

Income from Operations. Income from operations for the second quarter of 2003 increased $4.2 million, or 11.1 percent, to $42.1 million, as compared to $37.9 million in the same period in 2002. Operating margin for the second quarter of 2003 decreased 0.6 percentage points to 7.7 percent, as compared to 8.3 percent for the same period in 2002. The increase in income from operations was largely due to the inclusion of the results of the recently acquired White Cap closures business, as well as increases in the remaining metal food container and the plastic container businesses.

Income from operations of the metal food container business for the second quarter of 2003 increased $3.6 million, or 16.0 percent, to $26.1 million as compared to $22.5 million for the second quarter of 2002, while operating margin decreased 0.3 percentage points to 6.6 percent as compared to 6.9 percent for the same period in 2002. The increase in income from operations was principally due to higher net sales largely as a result of the acquisition of the White Cap closures business and a reduction in costs incurred to absorb new volume awarded in 2002, partially offset by higher depreciation expense and increased employee health and welfare costs.

Income from operations of the plastic container business for the second quarter of 2003 increased $0.5 million, or 3.0 percent, to $17.3 million as compared to $16.8 million for the same period in 2002, while operating margin decreased 1.4 percentage points to 11.7 percent as compared to 13.1 percent for the second quarter of 2002. The increase in income from operations was primarily a result of higher unit volumes and improved productivity, partially offset by the impact of heightened competitive activity, higher depreciation expense and higher employee health and welfare costs.

Interest Expense. Interest expense increased $0.6 million to $20.0 million for the second quarter of 2003 as compared to the same period in 2002. This increase resulted primarily from higher average borrowings due to three acquisitions completed in early 2003, largely offset by a lower average interest rate due to lower LIBOR rates. During the quarter, lower LIBOR rates more than offset the impact on our average interest rate of the add-on issuance of $200 million of 9% Debentures at the end of April 2002 and higher interest rate spreads over LIBOR as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement at the end of June 2002. As a result of the refinancing of our previous senior secured credit facility, interest expense for the second quarter of 2002 included $1.0 million for the write-off of unamortized debt issuance costs related to that credit facility.

Income Taxes. The provision for income taxes for the second quarter of 2003 and 2002 was recorded at an effective annual income tax rate of 38.5 percent and
39.0 percent, respectively.

Net Income and Earnings per Share. Net income for the second quarter of 2003 was $13.5 million, or $0.74 per diluted share, as compared to net income of $10.1 million, or $0.55 per diluted share, for the second quarter of 2002.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net Sales. Consolidated net sales increased $119.1 million, or 13.5 percent, to $999.6 million for the six months ended June 30, 2003, as compared to net sales of $880.5 million for the same six months in the prior year. This increase was largely the result of higher net sales in the metal food container business due to the acquisition of White Cap in March 2003 and higher volumes in the plastic container business due largely to the acquisition of Thatcher Tubes in January 2003.

Net sales for the metal food container business were $713.4 million for the six months ended June 30, 2003, an increase of $86.4 million, or 13.8 percent, from net sales of $627.0 million for the same six months in the prior year. This increase was primarily attributable to the inclusion of net sales of Silgan Closures since March 2003. Excluding net sales of Silgan Closures, net sales of the metal food container business for the six months ended June 30, 2003 were essentially unchanged from the same period last year.

Net sales for the plastic container business of $286.2 million for the six months ended June 30, 2003 increased $32.7 million, or 12.9 percent, from net sales of $253.5 million for the same six months in the prior year. This increase was primarily a result of higher unit volume due largely to the acquisition of Thatcher Tubes in January 2003 and higher average selling prices due to the pass through of increased resin costs.

Cost of Goods Sold. Cost of goods sold as a percentage of consolidated net sales was 88.0 percent for the six months ended June 30, 2003, an increase of 0.5 percentage points as compared to 87.5 percent for the same period in 2002. The decrease in gross profit margin was primarily attributable to unfavorable absorption of fixed costs in the metal food container business as an inventory reduction program was implemented during the first quarter of 2003, higher depreciation expense and increased employee health and welfare costs, partially offset by the inclusion of Silgan Closures since March 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.8 percentage points to 5.2 percent for the six months ended June 30, 2003, as compared to 4.4 percent for the same period in 2002. This increase was largely the result of the acquisitions of White Cap and Thatcher Tubes, which have higher selling, general and administrative expense levels, and higher insurance and employee health and welfare costs.

Income from Operations. Income from operations for the six months ended June 30, 2003 decreased $5.8 million, or 7.8 percent, to $68.1 million, as compared to $73.9 million in the same period in 2002. Operating margin for the six months ended June 30, 2003 decreased 1.6 percentage points to 6.8 percent, as compared to 8.4 percent for the same period in 2002. These decreases were primarily a result of lower income from operations and operating margin in the metal food container business.

Income from operations of the metal food container business for the six months ended June 30, 2003 decreased $7.1 million, or 15.8 percent, to $37.9 million as compared to $45.0 million for the same period in 2002, and operating margin decreased 1.9 percentage points to 5.3 percent as compared to 7.2 percent for the same period in 2002. The decrease in income from operations was principally due to unfavorable absorption of fixed costs as an inventory reduction program was implemented during the first quarter of 2003, a rationalization credit of $2.3 million recorded in the first quarter of 2002 related to placing certain previously written down assets back in service, higher depreciation expense and increased employee health and welfare costs, partially offset by the inclusion of Silgan Closures since March 2003.

Income from operations of the plastic container business for the six months ended June 30, 2003 increased $1.2 million, or 3.8 percent, to $32.8 million as compared to $31.6 million for the same period in 2002, while operating margin decreased 1.0 percentage point to 11.5 percent as compared to 12.5 percent for the same period in 2002. The increase in income from operations was primarily a result of higher unit volumes largely due to the acquisition of Thatcher Tubes in January 2003 and improved operating efficiencies, partially offset by the impact of heightened competitive activity, higher depreciation expense and higher employee health and welfare costs.

Interest Expense. Interest expense increased $2.9 million to $38.8 million for the six months ended June 30, 2003 as compared to the same period in 2002. This increase resulted primarily from higher average borrowings due to three acquisitions completed in early 2003. The average interest rate was essentially unchanged for the first six months of 2003 as compared to the same period in 2002, as the impact of the add-on issuance of $200 million of 9% Debentures at the end of April 2002 and higher interest rate spreads over LIBOR as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement at the end of June 2002 were offset by the impact of lower LIBOR rates during the six months ended June 30, 2003. As a result of the refinancing of our previous senior secured credit facility, interest expense for the first six months of 2002 included $1.0 million for the write-off of unamortized debt issuance costs related to that credit facility.

Income Taxes. The provision for income taxes for the six months ended June 30, 2003 and 2002 was recorded at an effective annual income tax rate of 38.5 percent and 39.0 percent, respectively.

Net Income and Earnings per Share. Net income for the six months ended June 30, 2003 was $17.7 million, or $0.96 per diluted share, as compared to net income of $21.4 million, or $1.17 per diluted share, for the same period in 2002.


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

For the six months ended June 30, 2003, we used net borrowings of revolving loans of $170.9 million, incremental term loan borrowings of $150.0 million under the Credit Agreement, cash balances of $48.2 million, proceeds from asset sales of $0.3 million and proceeds from stock option exercises of $0.1 million to fund the acquisitions of White Cap, Thatcher Tubes and Pacific Coast Can for $206.9 million, cash used by operations of $105.5 million primarily for our seasonal working capital needs, capital expenditures of $55.1 million and debt issuance costs of $2.0 million.

For the six months ended June 30, 2002, we used excess proceeds of $174.7 million from the issuance of the 9% Debentures and the refinancing of our previous senior secured credit facility, cash balances of $4.7 million and proceeds from stock option exercises of $4.1 million to fund cash used in operations of $112.2 million primarily for our seasonal working capital needs, capital expenditures of $48.7 million, debt issuance costs of $21.1 million and other repayments of long-term debt of $1.5 million.

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

For 2003, we estimate that we will utilize approximately $200-$210 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements, which excludes borrowings to initially fund acquisitions and redeem 9% Debentures. We may use the available portion of our revolving loan facility under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of June 30, 2003, we had $170.9 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs. The unused portion of the revolving loan facility under the Credit Agreement at June 30, 2003, after taking into account outstanding letters of credit, was $207.2 million.

On July 30, 2003, we gave irrevocable notice of a partial redemption of $25 million principal amount of our 9% Debentures. The redemption price will be 103.375% of the principal amount of the 9% Debentures being redeemed, or approximately $25.8 million, plus accrued and unpaid interest to the redemption date, August 29, 2003. As permitted under the Credit Agreement, we will fund this redemption with lower cost revolving loans under the Credit Agreement. As a result of this redemption, we expect to record a loss on early extinguishment of debt of approximately $1.0 million in the third quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9%
Debentures. This loss on early extinguishment of debt will be recorded as interest and other debt expense in the Condensed Consolidated Statements of Income. This redemption will reduce the principal amount of 9% Debentures outstanding to $475 million.

Our Board of Directors has authorized the repurchase of up to $70 million of our common stock. As of June 30, 2003, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million. We intend to finance future repurchases, if any, of our common stock with revolving loan borrowings.

During the second quarter of 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $5.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized within one year. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves. These reserves consisted of employee severance and benefits costs of $4.6 million and plant exit costs of $0.4 million related to the planned closing and downsizing of certain acquired facilities. Through June 30, 2003, a total of $0.2 million has been expended for employee severance and benefits related to these plans. At June 30, 2003, this reserve had a balance of $4.8 million. Cash payments related to these acquisition reserves are expected through 2004. You should also read
Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 included elsewhere in this Quarterly Report.

In August 2003, we approved and announced to employees our plan to exit one manufacturing facility of our plastic container business. The plan includes the termination of approximately 30 plant employees and other related exit costs. This decision will result in a charge to earnings of approximately $6.7 million in the third quarter of 2003. This charge will consist of approximately $5.2 million for the non-cash write-down in carrying value of assets, approximately $0.9 million for employee severance and benefits and approximately $0.6 million for plant exit costs.

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 included elsewhere in this Quarterly Report.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that certain gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002 as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement was reclassified to interest and other debt expense.

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable to exit and disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 are effective for us on July 1, 2003. We do not anticipate that the adoption of FIN No. 46 will have a material effect on our financial position or results of operations.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2003 included elsewhere in this Quarterly Report.


Item 4.  CONTROLS AND PROCEDURES
         -----------------------

We carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, as of the end of the period covered by this Quarterly Report our Co-Chief Executive Officers and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on June 5, 2003 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2006 and until their successors are duly elected and qualified;
(2) approving the adoption of the Silgan Holdings Inc. Senior Executive Performance Plan; and (3) ratifying the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                             Number of Shares      Number of Shares
                                Voted For             Withheld
                                ---------             --------

      Jeffrey C. Crowe         13,636,310            3,738,801
      Edward A. Lapekas        16,813,189              561,922

Our directors whose term of office continued after the Annual Meeting are R. Philip Silver and William C. Jennings (who replaced Leigh J. Abramson on July 30, 2003), each of whose term of office as a director continues until our annual meeting of stockholders in 2004, and D. Greg Horrigan and John W. Alden, each of whose term of office as a director continues until our annual meeting of stockholders in 2005.

The adoption of the Silgan Holdings Inc. Senior Executive Performance Plan was approved at the Annual Meeting. There were 16,989,176 votes cast approving such adoption, 369,550 votes cast against such adoption and 16,385 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 was approved at the Annual Meeting. There were 17,147,174 votes cast ratifying such appointment, 225,437 votes cast against ratification of such appointment and 2,500 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                      Description
--------------                      -----------

     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2003 and 2002.

     31.1 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     31.2 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     31.3               Certification by the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act.

     32.1 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.3               Certification by the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act.


(b)  Reports on Form 8-K

     1. On April 23, 2003, we filed a Current Report on Form 8-K related to our announcement regarding our results of operations for the quarterly period ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SILGAN HOLDINGS INC.


Dated:  August 14, 2003                   /s/Anthony J. Allott
-----------------------                   -----------------------------
                                          Anthony J. Allott
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  August 14, 2003                   /s/Nancy Merola
-----------------------                   -----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                      EXHIBIT INDEX


    EXHIBIT NO.                              EXHIBIT
    -----------                              -------

        12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2003 and 2002.

        31.1 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

        31.2 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

        31.3            Certification by the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act.

        32.1 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

        32.2 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

        32.3            Certification by the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act.