Form 10-Q
period 2003-09-30
SILGAN HOLDINGS INC
filed 2003-11-14
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,265,042.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                             3

     Item 1.    Financial Statements                                       3

                Condensed Consolidated Balance Sheets at                   3
                September 30, 2003 and 2002 and December 31, 2002

                Condensed Consolidated Statements of Income for            4
                the three months ended September 30, 2003 and 2002

                Condensed Consolidated Statements of Income for the        5
                nine months ended September 30, 2003 and 2002

                Condensed Consolidated Statements of Cash Flows for        6
                the nine months ended September 30, 2003 and 2002

                Condensed Consolidated Statements of Stockholders'         7
                Equity for the nine months ended September 30, 2002
                and 2003

                Notes to Condensed Consolidated Financial Statements       8

     Item 2.    Management's Discussion and Analysis of Financial          19
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      27
                Risk

     Item 4.    Controls and Procedures                                    28

Part II.  Other Information                                                28

     Item 1.    Legal Proceedings                                          28

     Item 6.    Exhibits and Reports on Form 8-K                           29

Signatures                                                                 30

Exhibit Index                                                              31

Part I.  Financial Information
Item 1.  Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                             Sept. 30,        Sept. 30,        Dec. 31,
                                                               2003             2002             2002
                                                               ----             ----             ----

Assets

Current assets
     Cash and cash equivalents ........................     $   33,576       $   19,794       $   58,318
     Trade accounts receivable, net ...................        333,718          316,170          124,657
     Inventories ......................................        321,525          274,935          272,836
     Prepaid expenses and other current assets ........         11,125           13,512           13,988
                                                            ----------       ----------       ----------
         Total current assets .........................        699,944          624,411          469,799

Property, plant and equipment, net ....................        809,113          688,008          705,746
Goodwill, net .........................................        217,634          141,457          141,481
Other assets ..........................................         54,745           68,649           57,399
                                                            ----------       ----------       ----------
                                                            $1,781,436       $1,522,525       $1,374,425
                                                            ==========       ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans .............................     $  133,000       $  148,000       $     --
     Current portion of long-term debt ................         21,670            1,750           20,170
     Trade accounts payable ...........................        146,632          133,323          172,703
     Accrued payroll and related costs ................         71,116           55,604           56,238
     Accrued liabilities ..............................         67,544           49,076           15,825
                                                            ----------       ----------       ----------
         Total current liabilities ....................        439,962          387,753          264,936

Long-term debt ........................................      1,059,394          956,987          936,655
Other liabilities .....................................        166,949          107,357          109,742


Stockholders' equity
     Common stock .....................................            209              209              209
     Paid-in capital ..................................        125,551          124,872          124,872
     Retained earnings ................................         63,339           12,679           18,871
     Accumulated other comprehensive loss .............        (13,575)          (6,939)         (20,467)
     Treasury stock ...................................        (60,393)         (60,393)         (60,393)
                                                            ----------       ----------       ----------
         Total stockholders' equity ...................        115,131           70,428           63,092
                                                            ----------       ----------       ----------
                                                            $1,781,436       $1,522,525       $1,374,425
                                                            ==========       ==========       ==========


                                              See accompanying notes


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended September 30, 2003 and 2002
            (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)


                                                                  2003            2002
                                                                  ----            ----

Net sales ...............................................       $760,971        $640,854

Cost of goods sold ......................................        658,775         559,620
                                                                --------        --------

     Gross profit .......................................        102,196          81,234

Selling, general and administrative expenses ............         28,130          20,364

Rationalization charges (credits) .......................          7,653          (2,619)
                                                                --------        --------

     Income from operations .............................         66,413          63,489

Interest and other debt expense .........................         21,571          19,977
                                                                --------        --------

     Income before income taxes and equity in
          earnings of affiliate .........................         44,842          43,512

Provision for income taxes ..............................         18,079          17,379
                                                                --------        --------

     Income before equity in earnings of affiliate ......         26,763          26,133

Equity in earnings of affiliate, net of income taxes ....           --                65
                                                                --------        --------

     Net income .........................................       $ 26,763        $ 26,198
                                                                ========        ========


Earnings per share:

     Basic net income per share .........................          $1.47           $1.44
                                                                   =====           =====

     Diluted net income per share .......................          $1.45           $1.42
                                                                   =====           =====


Weighted average number of shares:

      Basic .............................................         18,253          18,226

      Assumed exercise of employee stock options ........            194             199
                                                                  ------          ------

      Diluted ...........................................         18,447          18,425
                                                                  ======          ======



                             See accompanying notes.



                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2003 and 2002
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                                  2003             2002
                                                                  ----             ----

Net sales ..............................................       $1,760,588       $1,521,359

Cost of goods sold .....................................        1,538,601        1,330,211
                                                               ----------       ----------

     Gross profit ......................................          221,987          191,148

Selling, general and administrative expenses ...........           79,849           58,640

Rationalization charges (credits) ......................            7,653           (4,878)
                                                               ----------       ----------

     Income from operations ............................          134,485          137,386

Interest and other debt expense ........................           60,398           55,845
                                                               ----------       ----------

     Income before income taxes and equity in
       losses of affiliate .............................           74,087           81,541

Provision for income taxes .............................           29,338           32,214
                                                               ----------       ----------

     Income before equity in losses of affiliate .......           44,749           49,327

Equity in losses of affiliate, net of income taxes .....             (281)          (1,711)
                                                               ----------       ----------

     Net income ........................................       $   44,468       $   47,616
                                                               ==========       ==========


Earnings per share:

     Basic net income per share ........................            $2.44            $2.63
                                                                    =====            =====

     Diluted net income per share ......................            $2.42            $2.59
                                                                    =====            =====

Weighted average number of shares:

     Basic .............................................           18,242           18,102

     Assumed exercise of employee stock options ........              153              283
                                                                   ------           ------

     Diluted ...........................................           18,395           18,385
                                                                   ======           ======


                                   See accompanying notes.



                                        SILGAN HOLDINGS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the nine months ended September 30, 2003 and 2002
                                       (Dollars in thousands)
                                             (Unaudited)

                                                                         2003               2002
                                                                         ----               ----
Cash flows provided by (used in) operating activities
     Net income ..............................................       $  44,468         $    47,616
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization .......................          86,223              73,762
         Rationalization charges (credits) ...................           7,653              (4,878)
         Equity in losses of affiliate .......................             457               2,805
         Other changes that provided (used) cash, net
           of effects from acquisitions:
              Trade accounts receivable, net .................        (186,641)           (171,267)
              Inventories ....................................          30,267             (12,308)
              Trade accounts payable .........................         (40,137)            (40,528)
              Accrued liabilities ............................          44,783              20,343
              Other, net .....................................          16,981              18,207
                                                                     ---------         -----------
         Net cash provided by (used in) operating
           activities ........................................           4,054             (66,248)
                                                                     ---------         -----------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired ...........        (207,676)               --
     Capital expenditures ....................................         (79,160)            (77,653)
     Proceeds from asset sales ...............................           1,619                 844
                                                                     ---------         -----------
         Net cash used in investing activities ...............        (285,217)            (76,809)
                                                                     ---------         -----------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................         614,100             953,730
     Repayments under revolving loans ........................        (481,100)         (1,138,755)
     Proceeds from stock option exercises ....................             485               4,303
     Proceeds from issuance of long-term debt ................         150,000             656,000
     Repayments of long-term debt ............................         (25,000)           (308,823)
     Debt issuance costs .....................................          (2,064)            (21,613)
                                                                     ---------         -----------
         Net cash provided by financing activities ...........         256,421             144,842
                                                                     ---------         -----------

Cash and cash equivalents
     Net (decrease) increase .................................         (24,742)              1,785
     Balance at beginning of year ............................          58,318              18,009
                                                                     ---------         -----------
     Balance at end of period ................................       $  33,576         $    19,794
                                                                     =========         ===========

Interest paid ................................................       $  42,091         $    40,520
Income taxes paid, net of refunds ............................             449               3,993




                                       See accompanying notes.

                                                             SILGAN HOLDINGS INC.
                                                      CONDENSED CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                            For the nine months ended September 30, 2002 and 2003
                                                     (Dollars and shares in thousands)
                                                                (Unaudited)

                                                 Common Stock                  Retained     Accumulated
                                                 ------------       Paid-      earnings        other                    Total
                                                           Par       in      (accumulated  comprehensive  Treasury   stockholders'
                                                Shares    value    capital      deficit)   income (loss)   stock        equity
                                                ------    -----   ---------  ------------  -------------  --------   -------------
Balance at December 31, 2001 .............      17,854     $205    $118,319    $(34,937)     $ (8,046)    $(60,393)    $ 15,148

Comprehensive income:

   Net income ............................        --        --         --        47,616          --           --         47,616

   Minimum pension liability, net of
     tax benefit of $74 ..................        --        --         --          --            (115)        --           (115)

   Change in fair value of derivatives,
     net of tax provision of $925 ........        --        --         --          --           1,389         --          1,389

   Foreign currency translation ..........        --        --         --          --            (167)        --           (167)
                                                                                                                       --------
Comprehensive income .....................                                                                               48,723

Stock option exercises, including
  tax benefit of $2,254 ..................         377        4       6,553        --            --           --          6,557
                                                ------     ----    --------    --------      --------     --------     --------
Balance at September 30, 2002 ............      18,231     $209    $124,872    $ 12,679      $ (6,939)    $(60,393)    $ 70,428
                                                ======     ====    ========    ========      ========     ========     ========

Balance at December 31, 2002 .............      18,231     $209    $124,872     $18,871      $(20,467)    $(60,393)     $63,092

Comprehensive income:

   Net income ............................        --        --         --        44,468          --           --         44,468

   Change in fair value of derivatives,
    net of tax provision of $1,015 .......        --        --         --          --           1,559         --          1,559

   Foreign currency translation ..........        --        --         --          --           5,333         --          5,333
                                                                                                                       --------
Comprehensive income .....................                                                                               51,360

Stock option exercises, including
  tax benefit of $194 ....................          34      --          679        --            --           --            679
                                                ------     ----    --------    --------      --------     --------     --------
Balance at September 30, 2003 ............      18,265     $209    $125,551    $ 63,339      $(13,575)    $(60,393)    $115,131
                                                ======     ====    ========    ========      ========     ========     ========



                                                           See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


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

The condensed consolidated balance sheet at December 31, 2002 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," for the three and nine months ended September 30, net income and basic and diluted earnings per share would have been as follows:

                                                               Three Months Ended           Nine Months Ended
                                                               ------------------           -----------------
                                                             Sept. 30,     Sept. 30,      Sept. 30,   Sept. 30,
                                                               2003          2002           2003        2002
                                                               ----          ----           ----        ----
                                                               (Dollars in thousands, except per share data)

       Net income, as reported ..........................     $26,763       $26,198        $44,468     $47,616
       Deduct:  Total stock-based employee
           compensation expense determined under
           fair value method for all stock option
           awards, net of income taxes ..................         317            76          1,010         783
                                                              -------       -------        -------     -------
       Pro forma net income .............................     $26,446       $26,122        $43,458     $46,833
                                                              =======       =======        =======     =======

       Earnings per share:
           Basic net income per share - as reported .....      $1.47          $1.44          $2.44       $2.63
                                                               =====          =====          =====       =====
           Basic net income per share - pro forma .......       1.45           1.43           2.38        2.59
                                                               =====          =====          =====       =====

           Diluted net income per share - as reported ...      $1.45          $1.42          $2.42       $2.59
                                                               =====          =====          =====       =====
           Diluted net income per share - pro forma .....       1.44           1.42           2.37        2.56
                                                               =====          =====          =====       =====



Recently Issued Accounting Pronouncements. Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that certain gains or losses from the extinguishment of debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002 as a result of the refinancing of our previous senior secured credit facility with our new senior secured credit facility, or the Credit Agreement, was reclassified to interest and other debt expense in the Condensed Consolidated Statements of Income.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                three and nine months then ended is unaudited)


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

In January 2003, the Financial Accounting Standards Board, or the FASB, issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 are effective for us on December 31, 2003. We do not anticipate that the adoption of FIN No. 46 will have a material effect on our financial position or results of operations.


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


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


Note 3.  Rationalization Charges (Credits) and Acquisition Reserves

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



                                                        Employee          Plant
                                                        Severance         Exit
                                                       and Benefits       Costs         Total
                                                       ------------       -----         -----
                                                                 (Dollars in thousands)


Balance at December 31, 2002
----------------------------
AN Can Acquisition ................................       $   747        $1,119        $ 1,866
Fairfield Plant Rationalization ...................           --          1,594          1,594
                                                          -------        ------        -------
Balance at December 31, 2002 ......................           747         2,713          3,460

Activity for the Nine Months Ended September 30, 2003
-----------------------------------------------------
AN Can Acquisition ................................          (631)         (924)        (1,555)
Fairfield Plant Rationalization ...................           --           (230)          (230)
2003 Acquisition Reserves Established .............         4,594           614          5,208
2003 Acquisition Reserves Utilized ................        (1,271)          --          (1,271)
2003 Rationalization Reserves Established .........         1,376         1,190          2,566
2003 Rationalization Reserves Utilized ............          (470)          --            (470)
                                                          -------        ------        -------
Total Activity ....................................         3,598           650          4,248

Balance at September 30, 2003
-----------------------------
AN Can Acquisition ................................           116           195            311
Fairfield Plant Rationalization ...................           --          1,364          1,364
2003 Acquisitions .................................         3,323           614          3,937
2003 Rationalizations .............................           906         1,190          2,096
                                                          -------        ------        -------
Balance at September 30, 2003 .....................       $ 4,345        $3,363        $ 7,708
                                                          =======        ======        =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization Charges (Credits) and Acquisition Reserves  (continued)

2003 Acquisition Reserves
-------------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $5.2 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized within one year. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves. Currently, these plans include exiting the Lodi, California metal food can manufacturing facility and the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities. These reserves consisted of employee severance and benefits costs of $4.6 million and plant exit costs of $0.6 million related to the planned closing and downsizing of certain acquired facilities. Through September 30, 2003, a total of $1.3 million has been expended for employee severance and benefits related to these plans. At September 30, 2003, this reserve had a balance of $3.9 million. Cash payments related to these acquisition reserves are expected through 2004.

2003 Rationalizations
---------------------

In the third quarter of 2003, we approved and announced to employees our plans to exit the Norwalk, Connecticut and Anaheim, California manufacturing facilities of our plastic container business and the Queretaro, Mexico metal closures manufacturing facility. These plans include the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $7.7 million in the third quarter of 2003. This charge consisted of $5.1 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.2 million for plant exit costs. Through September 30, 2003, in addition to the write-down in carrying value of assets, a total of $0.5 million has been expended for employee severance and benefits. At September 30, 2003, this reserve had a balance of $2.1 million. Additional rationalization charges related to these facility closings are expected in the fourth quarter of 2003. The timing of certain cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

2002 Rationalization Credits
----------------------------

During the third quarter of 2002, in order to support new business we decided to continue to operate our Kingsburg, California manufacturing facility. As a result, we recorded a $2.1 million rationalization credit, which consisted of $1.5 million related to certain assets with carrying values that were previously written down but will now remain in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that remained in service were recorded in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Also, during the third quarter of 2002, all actions related to our rationalization plans for our Northtown, Missouri and Waukegan, Illinois metal food container manufacturing facilities related to employee severance and benefits and plant exit costs were completed at amounts less than originally estimated, and all actions related to our rationalization plan for our Fairfield, Ohio plastic container manufacturing facility related to employee severance were completed at amounts less than originally estimated. Accordingly, we reversed $0.5 million of rationalization reserves as a rationalization credit.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 3.  Rationalization Charges (Credits) and Acquisition Reserves  (continued)

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                   Sept. 30,       Sept. 30,     Dec. 31,
                                     2003            2002          2002
                                     ----            ----          ----
                                          (Dollars in thousands)

Accrued liabilities ........        $5,515         $1,883         $1,813
Other liabilities ..........         2,193          2,009          1,647
                                    ------         ------         ------
                                    $7,708         $3,892         $3,460
                                    ======         ======         ======


Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive loss consisted of the following:



                                                  Sept. 30,       Sept. 30,        Dec. 31,
                                                    2003            2002             2002
                                                    ----            ----             ----
                                                           (Dollars in thousands)

Foreign currency translation ................     $  3,335        $(2,083)        $ (1,998)
Change in fair value of derivatives .........       (1,255)        (1,878)          (2,814)
Minimum pension liability ...................      (15,655)        (2,978)         (15,655)
                                                  --------        -------         --------
   Accumulated other comprehensive loss .....     $(13,575)       $(6,939)        $(20,467)
                                                  ========        =======         ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)



Note 5.  Inventories

Inventories consisted of the following:



                                                  Sept. 30,      Sept. 30,      Dec. 31,
                                                    2003           2002           2002
                                                    ----           ----           ----
                                                          (Dollars in thousands)

   Raw materials ...........................      $ 32,820       $ 32,153       $ 31,925
   Work-in-process .........................        61,100         51,101         50,941
   Finished goods ..........................       204,268        171,264        171,341
   Spare parts and other ...................        20,576         13,916         13,944
                                                  --------       --------       --------
                                                   318,764        268,434        268,151
   Adjustment to value inventory
       at cost on the LIFO method ..........         2,761          6,501          4,685
                                                  --------       --------       --------
                                                  $321,525       $274,935       $272,836
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

Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method. For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business. For the third quarter of 2002, we recorded equity in earnings of White Cap of $0.1 million, net of income taxes. For the nine months ended September 30, 2002, we recorded equity in losses of White Cap of $1.7 million, net of income taxes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:

                                             Sept. 30,    Sept. 30,    Dec. 31,
                                               2003         2002         2002
                                               ----         ----         ----
                                                   (Dollars in thousands)

Bank debt
     Bank revolving loans ...............   $  133,000   $  148,000    $   --
     Bank A term loans ..................      100,000      100,000     100,000
     Bank B term loans ..................      498,250      350,000     348,250
                                            ----------   ----------    --------
        Total bank debt .................      731,250      598,000     448,250

Subordinated debt
     9% Senior Subordinated Debentures ..      479,814      505,737     505,575
     Other ..............................        3,000        3,000       3,000
                                            ----------   ----------    --------
        Total subordinated debt .........      482,814      508,737     508,575
                                            ----------   ----------    --------

Total debt ..............................    1,214,064    1,106,737     956,825
     Less current portion ...............      154,670      149,750      20,170
                                            ----------   ----------    --------
                                            $1,059,394   $  956,987    $936,655
                                            ==========   ==========    ========

6 3/4% Notes
------------

On November 14, 2003, we expect to issue $200 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes, in a private placement. The 6 3/4% Notes will be general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 6 3/4% Notes will be payable semi-annually in cash. The 6 3/4% Notes are subject to certain transfer restrictions until we complete a registered exchange offer. The net cash proceeds from this issuance are expected to be used to redeem a portion of our 9% Debentures.

Credit Agreement
----------------

On November 13, 2003, we amended the Credit Agreement to, among other things, increase the uncommitted incremental term loan facility by $200 million and provide us with greater ability to redeem the 9% Debentures or any other subordinated indebtedness. This increases our uncommitted incremental term loan facility under the Credit Agreement to $325 million. Additionally, we have received commitments from lenders under the Credit Agreement to provide us with up to $200 million of incremental term loans subject to the satisfaction of certain conditions. The terms of these incremental term loans are expected to be the same as those for B term loans under the Credit Agreement. We anticipate using the proceeds from these incremental term loans and other funds to fully redeem all remaining outstanding 9% Debentures. If and once these commitments are funded, our uncommitted incremental term loan facility under the Credit Agreement will be reduced to $125 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 7.  Long-Term Debt (continued)

Credit Agreement  (continued)
----------------

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of this incremental term loan borrowing are the same as those for B term loans under the Credit Agreement.

9% Debentures
-------------

On August 29, 2003, we redeemed $25 million principal amount of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. The redemption price was 103.375% of the principal amount of the 9% Debentures redeemed, or approximately $25.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the Credit Agreement, we funded this redemption with lower cost revolving loans under the Credit Agreement. As a result of this redemption, we recorded a loss on early extinguishment of debt of approximately $1.0 million in the third quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt was recorded as interest and other debt expense in the Condensed Consolidated Statements of Income. This redemption reduced the principal amount of 9% Debentures outstanding to $475 million.

During the fourth quarter of 2003, we anticipate that we will fully redeem the $475 million remaining outstanding principal amount of the 9% Debentures. The redemption price will be 103.375% of the principal amount of the outstanding 9% Debentures, or approximately $491.0 million, plus accrued and unpaid interest, if any, to the redemption date. We anticipate funding this redemption with the proceeds from the issuance of the 6 3/4% Notes and from incremental term loans and other funds under the Credit Agreement. As a result of this anticipated redemption, we expect to record a loss on early extinguishment of debt of approximately $18.2 million in the fourth quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt will be recorded as interest and other debt expense in the Condensed Consolidated Statements of Income.

General
-------

In June 2003, we entered into an interest rate swap agreement for an aggregate notional principal amount of $100 million. Under this agreement, we will pay a fixed rate of interest of 1.3 percent and receive a floating rate of interest based on three month LIBOR. This agreement matures in June 2005 and is accounted for as a cash flow hedge.

At September 30, 2003, amounts expected to be repaid within one year consisted of $133.0 million of bank revolving loans related primarily to seasonal working capital needs and $21.7 million of bank term loans.

                                          SILGAN HOLDINGS INC.
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Information at September 30, 2003 and 2002 and for the
                            three and nine months then ended is unaudited)


Note 8.  Business Segment Information

Reportable business segment information for our business segments is as follows:


                                                   Metal Food        Plastic
                                                   Containers(1)    Containers(2)     Corporate          Total
                                                   ----------       ----------        ---------          -----
                                                                      (Dollars in thousands)

Three Months Ended September 30, 2003
-------------------------------------

Net sales ....................................     $  621,721        $139,250         $   --         $  760,971
Depreciation and amortization(3) .............         18,185          10,785               9            28,979
Segment income from operations ...............         63,491           4,326          (1,404)           66,413

Three Months Ended September 30, 2002
-------------------------------------

Net sales ....................................     $  517,279        $123,575         $   --          $  640,854
Depreciation and amortization(3) .............         15,508           8,798              11             24,317
Segment income from operations ...............         55,440           9,551          (1,502)            63,489

Nine Months Ended September 30, 2003
------------------------------------

Net sales ....................................     $1,335,091        $425,497         $   --          $1,760,588
Depreciation and amortization(3) .............         52,405          30,776              31             83,212
Segment income from operations ...............        101,369          37,131          (4,015)           134,485

Nine Months Ended September 30, 2002
------------------------------------

Net sales ....................................     $1,144,237        $377,122         $   --          $1,521,359
Depreciation and amortization(3) .............         44,266          26,773              44             71,083
Segment income from operations ...............        100,379          41,200          (4,193)           137,386

-------------

    (1)  Segment income from operations  includes a  rationalization  charge of  $0.6 million  recorded in  the third quarter of 2003 and rationalization credits of $2.3 million in each of the first and third quarters of 2002.
    (2)  Segment income from operations  includes a  rationalization  charge of  $7.1 million recorded  in  the third quarter of 2003 and a rationalization credit of $0.3 million recorded in the third quarter of 2002.
    (3)  Depreciation and amortization excludes amortization of debt issuance costs of  $1.1 million and $0.9 million for the  three months ended September 30, 2003 and 2002, respectively, and $3.0 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2003 and 2002 and for the
                 three and nine months then ended is unaudited)


Note 8.  Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes and equity in earnings (losses) of affiliate as follows:


                                                      Three Months Ended          Nine Months Ended
                                                      ------------------          -----------------
                                                    Sept. 30,    Sept. 30,      Sept. 30,     Sept. 30,
                                                      2003         2002           2003          2002
                                                      ----         ----           ----          ----
                                                                 (Dollars in thousands)

     Total segment income from operations .....     $66,413      $63,489        $134,485      $137,386
     Interest and other debt expense ..........      21,571       19,977          60,398        55,845
                                                    -------      -------        --------      --------
         Income before income taxes and
           equity in earnings (losses)
           of affiliate .......................     $44,842      $43,512        $ 74,087      $ 81,541
                                                    =======      =======        ========      ========



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


RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.


                                                       Three Months Ended        Nine Months Ended
                                                       ------------------        -----------------
                                                      Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                                        2003        2002          2003        2002
                                                        ----        ----          ----        ----
Net sales
  Metal food containers...........................      81.7%       80.7%         75.8%       75.2%
  Plastic containers..............................      18.3        19.3          24.2        24.8
                                                       -----       -----         -----       -----
     Consolidated.................................     100.0       100.0         100.0       100.0
Cost of goods sold................................      86.6        87.3          87.4        87.4
                                                       -----       -----         -----       -----
Gross profit......................................      13.4        12.7          12.6        12.6
Selling, general and administrative expenses......       3.7         3.2           4.6         3.9
Rationalization charges (credits) ................       1.0        (0.4)          0.4        (0.3)
                                                       -----       -----         -----       -----
Income from operations............................       8.7         9.9           7.6         9.0
Interest and other debt expense...................       2.8         3.1           3.4         3.7
                                                       -----       -----         -----       -----
Income before income taxes and equity in
  earnings (losses) of affiliate..................       5.9         6.8           4.2         5.3
Provision for income taxes........................       2.4         2.7           1.7         2.1
                                                       -----       -----         -----       -----
Income before equity in earnings (losses) of
  affiliate.......................................       3.5         4.1           2.5         3.2
Equity in earnings (losses) of affiliate, net of
  income taxes....................................       --          --            --         (0.1)
                                                       -----       -----         -----       -----
Net income........................................       3.5%        4.1%          2.5%        3.1%
                                                       =====       =====         =====       =====



Summary unaudited results of operations for the three and nine months ended September 30, 2003 and 2002 are provided below.



                                        Three Months Ended         Nine Months Ended
                                        ------------------         -----------------
                                       Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                         2003        2002          2003         2002
                                         ----        ----          ----         ----
                                                   (Dollars in millions)

Net sales
     Metal food containers ........     $621.7       $517.3      $1,335.1     $1,144.3
     Plastic containers ...........      139.3        123.6         425.5        377.1
                                        ------       ------      --------     --------
        Consolidated ..............     $761.0       $640.9      $1,760.6     $1,521.4
                                        ======       ======      ========     ========

Income from operations
     Metal food containers(1) .....     $ 63.5       $ 55.4      $  101.4     $  100.4
     Plastic containers(2) ........        4.3          9.6          37.1         41.2
     Corporate ....................       (1.4)        (1.5)         (4.0)        (4.2)
                                        ------       ------      --------     --------
        Consolidated ..............     $ 66.4       $ 63.5      $  134.5     $  137.4
                                        ======       ======      ========     ========

-------------

     (1) Includes a rationalization charge of $0.6 million recorded in the third quarter of 2003 and rationalization credits of $2.3 million in each of the first and third quarters of 2002.
     (2) Includes a rationalization charge of $7.1 million recorded in the third quarter of 2003 and a rationalization credit of $0.3 million recorded in the third quarter of 2002.



Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net sales. Consolidated net sales increased $120.1 million, or 18.7 percent, to $761.0 million for the third quarter of 2003, as compared to net sales of $640.9 million for the third quarter of 2002. This increase was the result of higher net sales in the metal food container business due to the acquisitions of the White Cap closures and Pacific Coast Can manufacturing businesses and higher net sales of the plastic container business due in part to the acquisition of Thatcher Tubes.

Net sales for the metal food container business were $621.7 million for the third quarter of 2003, an increase of $104.4 million, or 20.2 percent, from net sales of $517.3 million for the third quarter of 2002. This increase was largely attributable to the inclusion of net sales of recently acquired businesses. Excluding net sales of Silgan Closures, net sales of the metal food container business for the third quarter of 2003 increased 7.2 percent due to increased sales volumes as a result of the acquisition of the Pacific Coast Can manufacturing business and slightly higher average selling prices as compared to the third quarter in 2002.

Net sales for the plastic container business of $139.3 million for the third quarter of 2003 increased $15.7 million, or 12.7 percent, from net sales of $123.6 million for the third quarter of 2002. This increase was primarily a result of higher unit volume due in part to the acquisition of Thatcher Tubes and higher average selling prices due to the pass through of higher resin costs as compared to the same period last year.

Cost of goods sold. Cost of goods sold as a percentage of consolidated net sales was 86.6 percent for the third quarter of 2003, a decrease of 0.7 percentage points as compared to 87.3 percent for the same period in 2002. The increase in gross profit margin was primarily attributable to increased sales of value-added products and a reduction in costs incurred by the metal food container business to absorb new volume awarded in 2002, partially offset by higher employee health and welfare costs.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.5 percentage points to 3.7 percent for the third quarter of 2003, as compared to 3.2 percent for the same period in 2002. This increase was largely the result of the higher selling, general and administrative expense levels at the recently acquired White Cap closures and Thatcher Tubes businesses, as well as higher insurance and employee health and welfare costs.

Income from operations. Income from operations for the third quarter of 2003 increased $2.9 million, or 4.6 percent, to $66.4 million, as compared to $63.5 million in the same period in 2002. Operating margin for the third quarter of 2003 decreased 1.2 percentage points to 8.7 percent, as compared to 9.9 percent for the same period in 2002. The increase in income from operations was largely due to the inclusion of the results of the recently acquired businesses and higher net sales in the plastic container business, partially offset by rationalization charges in 2003 as compared to rationalization credits in 2002.

Income from operations of the metal food container business for the third quarter of 2003 increased $8.1 million, or 14.6 percent, to $63.5 million as compared to $55.4 million for the third quarter of 2002, while operating margin decreased 0.5 percentage points to 10.2 percent as compared to 10.7 percent for the same period in 2002. The increase in income from operations was principally due to higher net sales largely as a result of the recently acquired businesses, increased sales of value-added products and a reduction in costs incurred to absorb new volume awarded in 2002, partially offset by a rationalization charge of $0.6 million in the third quarter of 2003 as compared to a rationalization credit of $2.3 million in the same quarter last year, higher depreciation expense and increased employee health and welfare costs.

Income from operations of the plastic container business for the third quarter of 2003 decreased $5.3 million, or 55.2 percent, to $4.3 million as compared to $9.6 million for the same period in 2002, while operating margin decreased 4.7 percentage points to 3.1 percent as compared to 7.8 percent for the third quarter of 2002. The decrease in income from operations was primarily a result of rationalization charges of $7.1 million (including the non-cash write-down in carrying value of assets of approximately $5.1 million) related to closing two manufacturing facilities. Excluding the impact of rationalization charges, income from operations increased due to higher unit volumes and improved productivity, partially offset by the impact of heightened competitive activity, higher depreciation expense and higher employee health and welfare costs.

Interest and other debt expense. Interest and other debt expense increased $1.6 million to $21.6 million for the third quarter of 2003 as compared to the same period in 2002. This increase resulted primarily from a loss on early extinguishment of debt of $1.0 million for the premium paid and write-off of unamortized debt issuance costs and premium as a result of the redemption of $25 million of 9% Debentures in August 2003 and higher average borrowings due to three acquisitions completed in early 2003, partially offset by a lower average interest rate primarily due to lower LIBOR rates.

Income taxes. The provision for income taxes for the third quarter of 2003 and 2002 was recorded at an effective income tax rate of 40.3 percent and 39.9 percent, respectively.

Net income and earnings per share. Net income for the third quarter of 2003 was $26.8 million, or $1.45 per diluted share, as compared to net income of $26.2 million, or $1.42 per diluted share, for the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net sales. Consolidated net sales increased $239.2 million, or 15.7 percent, to $1,760.6 million for the nine months ended September 30, 2003, as compared to net sales of $1,521.4 million for the same nine months in the prior year. This increase was largely the result of higher net sales in the metal food container business due to the acquisitions of the White Cap closures and Pacific Coast Can manufacturing businesses in early 2003 and higher volumes in the plastic container business due in part to the acquisition of Thatcher Tubes in January 2003.

Net sales for the metal food container business were $1,335.1 million for the nine months ended September 30, 2003, an increase of $190.8 million, or 16.7 percent, from net sales of $1,144.3 million for the same nine months in the prior year. This increase was primarily attributable to the inclusion of net sales of the recently acquired businesses in 2003. Excluding net sales of Silgan Closures, net sales of the metal food container business for the nine months ended September 30, 2003 increased 3.3 percent due to increased sales volumes as a result of the acquisition of the Pacific Coast Can manufacturing business and slightly higher selling prices as compared to the same nine months in the prior year.

Net sales for the plastic container business of $425.5 million for the nine months ended September 30, 2003 increased $48.4 million, or 12.8 percent, from net sales of $377.1 million for the same nine months in the prior year. This increase was primarily a result of higher unit volume due in part to the acquisition of Thatcher Tubes in January 2003 and higher average selling prices due to the pass through of higher resin costs.

Cost of goods sold. Cost of goods sold as a percentage of consolidated net sales was essentially unchanged at 87.4 percent for the nine months ended September 30, 2003 as compared to the same period in 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased by
0.7 percentage points to 4.6 percent for the nine months ended September 30, 2003, as compared to 3.9 percent for the same period in 2002. This increase was largely the result of the higher selling, general and administrative expense levels at the recently acquired White Cap closures and Thatcher Tubes businesses, as well as higher employee health and welfare costs.

Income from operations. Income from operations for the nine months ended September 30, 2003 decreased $2.9 million, or 2.1 percent, to $134.5 million, as compared to $137.4 million in the same period in 2002. Operating margin for the nine months ended September 30, 2003 decreased 1.4 percentage points to 7.6 percent, as compared to 9.0 percent for the same period in 2002. These decreases were primarily a result of rationalization charges in 2003 as compared to rationalization credits in 2002, higher depreciation expense and higher employee health and welfare costs, partially offset by the inclusion of the results of the businesses acquired in early 2003, increased sales of value-added products and a reduction in costs incurred by the metal food container business to absorb new volume awarded in 2002.

Income from operations of the metal food container business for the nine months ended September 30, 2003 increased $1.0 million to $101.4 million as compared to $100.4 million for the same period in 2002. Operating margin for the metal food container business decreased 1.2 percentage points to 7.6 percent as compared to
8.8 percent for the same period in 2002. The increase in income from operations was principally due to the inclusion of the results of the recently acquired businesses in 2003, increased sales of value-added products and a reduction in costs incurred to absorb new volume awarded in 2002, partially offset by a rationalization charge of $0.6 million in 2003 as compared to a rationalization credit of $2.6 million in 2002 related to placing certain previously written down assets back in service, higher depreciation expense and increased employee health and welfare costs.

Income from operations of the plastic container business for the nine months ended September 30, 2003 decreased $4.1 million, or 10.0 percent, to $37.1 million as compared to $41.2 million for the same period in 2002, while operating margin decreased 2.2 percentage points to 8.7 percent as compared to
10.9 percent for the same period in 2002. The decrease in income from operations was primarily a result of rationalization charges of $7.1 million in 2003 related to closing two manufacturing facilities. Excluding the impact of rationalization charges, income from operations increased due to higher unit volumes largely due to the acquisition of Thatcher Tubes in January 2003 and improved productivity, partially offset by the impact of heightened competitive activity, higher depreciation expense and higher employee health and welfare costs.

Interest and other debt expense. Interest and other debt expense increased $4.6 million to $60.4 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase resulted primarily from higher average borrowings due to the three acquisitions completed in early 2003. The average interest rate was lower for the first nine months of 2003 as compared to the same period in 2002, as lower LIBOR rates more than offset the impact of the add-on issuance of $200 million of 9% Debentures at the end of April 2002 and higher interest rate spreads over LIBOR as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement at the end of June 2002. As a result of our redemption of $25 million of 9% Debentures in August 2003, interest and other debt expense for the first nine months of 2003 included a loss on early extinguishment of debt of $1.0 million. As a result of the refinancing of our previous senior secured credit facility, interest expense for the first nine months of 2002 included a loss on early extinguishment of debt of $1.0 million for the write-off of unamortized debt issuance costs related to that credit facility.

Income taxes. The provision for income taxes for the nine months ended September 30, 2003 and 2002 was recorded at an effective annual income tax rate of 39.6 percent and 39.5 percent, respectively.

Net income and earnings per share. Net income for the nine months ended September 30, 2003 was $44.5 million, or $2.42 per diluted share, as compared to net income of $47.6 million, or $2.59 per diluted share, for the same period in 2002.


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

For the nine months ended September 30, 2003, we used net borrowings of revolving loans of $133.0 million, incremental term loan borrowings of $150.0 million under the Credit Agreement, cash balances of $24.7 million, cash provided by operations of $4.1 million, proceeds from asset sales of $1.6 million and proceeds from stock option exercises of $0.5 million to fund the acquisitions of White Cap, Thatcher Tubes and Pacific Coast Can for $207.7 million, capital expenditures of $79.2 million, the partial redemption of $25 million of 9% Debentures and debt issuance costs of $2.0 million.

For the nine months ended September 30, 2002, we used proceeds of $206.0 million from the add-on issuance of 9% Debentures, proceeds from stock option exercises of $4.3 million and proceeds from asset sales of $0.8 million to fund capital expenditures of $77.6 million, cash used in operations of $66.2 million primarily for our seasonal working capital needs, net repayments of revolving loans and long-term debt of $43.9 million and debt issuance costs of $21.6 million and to increase cash balances by $1.8 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

During the third quarter of 2003, we utilized approximately $176.4 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements, excluding borrowings to initially fund acquisitions and redeem 9% Debentures. We may use the available portion of our revolving loan facility under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of September 30, 2003, we had $133.0 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs. The unused portion of the revolving loan facility under the Credit Agreement at September 30, 2003, after taking into account outstanding letters of credit, was $245.1 million.

On November 14, 2003, we expect to issue $200 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013 in a private placement. The 6 3/4% Notes will be general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 6 3/4% Notes will be payable semi-annually in cash. The 6 3/4% Notes are subject to certain transfer restrictions until we complete a registered exchange offer. The net cash proceeds from this issuance are expected to be used to redeem a portion of our 9% Debentures.

On November 13, 2003, we amended the Credit Agreement to, among other things, increase the uncommitted incremental term loan facility by $200 million and provide us with greater ability to redeem the 9% Debentures or any other subordinated indebtedness. This increases our uncommitted incremental term loan facility under the Credit Agreement to $325 million. Additionally, we have received commitments from lenders under the Credit Agreement to provide us with up to $200 million of incremental term loans subject to the satisfaction of certain conditions. The terms of these incremental term loans are expected to be the same as those for B term loans under the Credit Agreement. We anticipate using the proceeds from these incremental term loans and other funds to fully redeem all remaining outstanding 9% Debentures. If and once these commitments are funded, our uncommitted incremental term loan facility under the Credit Agreement will be reduced to $125 milllion.

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of this incremental term loan borrowing are the same as those for B term loans under the Credit Agreement.

On August 29, 2003, we redeemed $25 million principal amount of our 9% Debentures. The redemption price was 103.375% of the principal amount of the 9% Debentures redeemed, or approximately $25.8 million, plus accrued and unpaid interest to the redemption date. As permitted under the Credit Agreement, we funded this redemption with lower cost revolving loans under the Credit
Agreement. As a result of this redemption, we recorded a loss on early extinguishment of debt of approximately $1.0 million in the third quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt was recorded as interest and other debt expense in the Condensed Consolidated
Statements of Income. This redemption reduced the principal amount of 9% Debentures outstanding to $475 million.

During the fourth quarter of 2003, we anticipate that we will fully redeem the $475 million remaining outstanding principal amount of the 9% Debentures. The redemption price will be 103.375% of the principal amount of the outstanding 9% Debentures, or approximately $491.0 million, plus accrued and unpaid interest, if any, to the redemption date. We anticipate funding this redemption with the proceeds from the issuance of the 6 3/4% Notes and from incremental term loans and other funds under the Credit Agreement. As a result of this anticipated redemption, we expect to record a loss on early extinguishment of debt of approximately $18.2 million in the fourth quarter of 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt will be recorded as interest and other debt expense in the Condensed Consolidated Statements of Income.

Our Board of Directors has authorized the repurchase of up to $70 million of our common stock. As of September 30, 2003, we have repurchased 2,708,975 shares of our common stock for an aggregate cost of approximately $61.0 million. We intend to finance future repurchases, if any, of our common stock with revolving loan borrowings. For the nine months ended September 30, 2003 and 2002, we did not repurchase any shares of our common stock.

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $5.2 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized within one year. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves. Currently, these plans include exiting the Lodi, California metal food can manufacturing facility and the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities. These reserves consisted of employee severance and benefits costs of $4.6 million and plant exit costs of $0.6 million related to the planned closing and downsizing of certain acquired facilities. Through September 30, 2003, a total of $1.3 million has been expended for employee severance and benefits related to these plans. At September 30, 2003, this reserve had a balance of $3.9 million. Cash payments related to these acquisition reserves are expected through 2004. You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003 included elsewhere in this Quarterly Report.

In the third quarter of 2003, we approved and announced to employees our plans to exit the Norwalk, Connecticut and Anaheim, California manufacturing facilities of our plastic container business and the Queretaro, Mexico metal closures manufacturing facility. These plans include the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $7.7 million in the third quarter of 2003. This charge consisted of $5.1 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits and $1.2 million for plant exit costs. Through September 30, 2003 in addition to the write-down in carrying value of assets, a total of $0.5 million has been expended for employee severance and benefits. At September 30, 2003, this reserve had a balance of $2.1 million. Additional rationalization charges related to these facility closings are expected in the fourth quarter of 2003. The timing of certain cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

During the third quarter of 2002, in order to support new business we decided to continue to operate our Kingsburg, California manufacturing facility. As a result, we recorded a $2.1 million rationalization credit, which consisted of $1.5 million related to certain assets with carrying values that were previously written down but will now remain in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that remained in service were recorded in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Also, during the third quarter of 2002, all actions related to our rationalization plans for our Northtown, Missouri and Waukegan, Illinois metal food container manufacturing facilities related to employee severance and benefits and plant exit costs were completed at amounts less than originally estimated, and all actions related to our rationalization plan for our Fairfield, Ohio plastic container manufacturing facility related to employee severance were completed at amounts less than originally estimated. Accordingly, we reversed $0.5 million of rationalization reserves as a rationalization credit.

During the first quarter of 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Condensed Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

We believe that cash generated from operations and funds from the revolving loans available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. We have historically grown our businesses primarily through acquisitions, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. As a result, we may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of compelling (i.e., strategic and immediately accretive) acquisition opportunities, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 are effective for us on December 31, 2003. We do not anticipate that the adoption of FIN No. 46 will have a material effect on our financial position or results of operations.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2003 included elsewhere in this Quarterly Report.

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


Part II.  Other Information

Item 1.  Legal Proceedings

In June 2001, the Company received a fine from the Jefferson County, Alabama Department of Health, or Jefferson County, for $2.3 million for alleged air violations at its Tarrant City, Alabama leased facility. The alleged violations stem from activities occurring during the facility's ownership by a predecessor owner, which the Company discovered and voluntarily disclosed to such state agency last year. In August 2003, the Company entered into a settlement agreement and release with Jefferson County pursuant to which it agreed to pay $350,000 to settle such alleged violations.

In July 2003, the Company entered into a Consent Decree pursuant to which it agreed to pay the federal Environmental Protection Agency a $659,500 fine and make certain plant and operational changes in response to alleged past violations of the federal Clean Air Act at six of its facilities in California. The Consent Decree has been filed with the U. S. District Court, Eastern District of California, and the fine will be payable after entry of the Consent Decree. However, the Consent Decree can only be entered by the court if the applicable notice period expires without comments other than those which are agreed to by us.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                      Description
--------------                      -----------

     12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2003 and 2002.

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

     31.3              Certification  by the Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act.

     32.1 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.3              Certification by the Chief Financial Officer  pursuant to
                       Section 906 of the Sarbanes-Oxley Act.


(b)  Reports on Form 8-K


     1. On July 23, 2003, we filed a Current Report on Form 8-K related to our announcement regarding our results of operations for the quarterly period ended June 30, 2003.

     2. On July 31, 2003, we filed a Current Report on Form 8-K related to our announcement of a partial redemption of $25 million principal amount of our 9% Debentures.

     3. On August 4, 2003, we filed a Current Report on Form 8-K related to our announcement of the election of William C. Jennings as a member of our Board of Directors and as the Chairman of our Audit Committee.

     4. On August 14, 2003, we filed a Current Report on Form 8-K related to our announcement of the closing of our manufacturing facility in Norwalk, Connecticut, and a revision to our third quarter and full year 2003 earnings estimates for the related rationalization charges.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SILGAN HOLDINGS INC.


Dated:  November 13, 2003                 /s/Anthony J. Allott
-------------------------                 -----------------------------
                                          Anthony J. Allott
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Dated:  November 13, 2003                 /s/Nancy Merola
-------------------------                 -----------------------------
                                          Nancy Merola
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                      EXHIBIT INDEX


    EXHIBIT NO.                              EXHIBIT
    -----------                              -------

        12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2003 and 2002.

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