Form 10-K
period 2003-12-31
SILGAN HOLDINGS INC
filed 2004-03-15
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the price at which the Registrant's Common Stock was last sold as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $344.9 million. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2004, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 18,352,842.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                      TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----

PART I............................................................................................1
   Item 1.    Business............................................................................1
   Item 2.    Properties.........................................................................13
   Item 3.    Legal Proceedings..................................................................14
   Item 4.    Submission of Matters to a Vote of Security Holders................................14
PART II..........................................................................................15
   Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities.....................................................15
   Item 6.    Selected Financial Data............................................................15
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................18
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................32
   Item 8.    Financial Statements and Supplementary Data........................................33
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...............................................................33
   Item 9A.   Controls and Procedures............................................................33
PART III.........................................................................................34
   Item 10.   Directors and Executive Officers of the Registrant.................................34
   Item 11.   Executive Compensation.............................................................34
   Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................34
   Item 13.   Certain Relationships and Related Transactions.....................................34
   Item 14.   Principal Accountant Fees and Services.............................................34
PART IV..........................................................................................35
   Item 15.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K..................35



                                     PART I

Item 1.  Business.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $2.312 billion in 2003. Our products are used for a wide variety of end markets and we operate 63 manufacturing plants throughout the United States and Canada. Our products include:

     o steel and aluminum containers for human and pet food and metal, composite and plastic closures for food and beverage products; and

     o custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of approximately 51 percent in 2003. Our leadership in this market is driven by our high levels of quality, service and technological support, low cost producer position, strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2003, our metal food container business had net sales of $1.751 billion (approximately 76 percent of our consolidated net sales) and income from operations of $126.0 million (approximately 72 percent of our consolidated income from operations excluding corporate expense). Additionally, with our acquisition in March 2003 of the remaining 65 percent equity interest in the Amcor White Cap, LLC joint venture, or White Cap, that we did not already own, we are also a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Following the acquisition, we renamed this business Silgan Closures LLC, or Silgan Closures, and began integrating it with our metal food container business.

     We are also a leading manufacturer of plastic containers in North America for personal care products. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2003, our plastic container business had net sales of $561.7 million (approximately 24 percent of our consolidated net sales) and income from operations of $48.0 million (approximately 28 percent of our consolidated income from operations excluding corporate expense).

     Our customer base includes some of the world's best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers' business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2004 approximately 90 percent of our projected metal food container sales and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

     Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs and build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We believe that we will accomplish this goal because of our leading market positions and management expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.

Our History

     We were founded in 1987 by our Co-Chief Executive Officers, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty businesses. Most recently, in April 2003, we acquired PCP Can Manufacturing, Inc., or Pacific Coast Can, the can manufacturing business of Pacific Coast Producers, or Pacific Coast. As part of this acquisition, we entered into a multi-year supply agreement with Pacific Coast for its requirements of metal food containers. In March 2003, we also acquired the remaining 65 percent equity interest in White Cap that we did not already own. This business manufactures metal, composite and plastic closures for food and beverage products. Additionally, in January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a manufacturer of decorated plastic tubes primarily for personal care products.

     As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately 51 percent in 2003. Our plastic container business has also improved its market position since 1987, with sales increasing more than sixfold to $561.7 million in 2003. The following chart shows our acquisitions since our inception:

           Acquired Business                     Year          Products
           -----------------                     ----          --------
Nestle Food Company's metal container            1987    Metal food containers
  manufacturing division
Monsanto Company's plastic container business    1987    Plastic containers
Fort Madison Can Company of The Dial             1988    Metal food containers
  Corporation
Seaboard Carton Division of Nestle Food Company  1988    Paperboard containers
Aim Packaging, Inc.                              1989    Plastic containers
Fortune Plastics Inc.                            1989    Plastic containers
Express Plastic Containers Limited               1989    Plastic containers
Amoco Container Company                          1989    Plastic containers
Del Monte Corporation's U.S. can manufacturing   1993    Metal food containers
  operations
Food Metal and Specialty business of American    1995    Metal food containers,
  National Can Company                                   steel closures and Omni
                                                         plastic containers
Finger Lakes Packaging Company, Inc., a          1996    Metal food containers
  subsidiary of Birds Eye Foods, Inc.
Alcoa Inc.'s North American aluminum roll-on     1997    Aluminum roll-on
  closure business                                       closures
Rexam plc's North American plastic container     1997    Plastic containers and
  business                                               closures
Winn Packaging Co.                               1998    Plastic containers
Campbell Soup Company's steel container          1998    Metal food containers
  manufacturing business
Clearplass Containers, Inc.                      1998    Plastic containers
RXI Holdings, Inc.                               2000    Plastic containers and
                                                         plastic closures, caps,
                                                         sifters and fitments
Thatcher Tubes LLC                               2003    Plastic tubes
Amcor White Cap, LLC                             2003    Metal, composite and
                                                         plastic closures
Pacific Coast Producers' can manufacturing       2003    Metal food containers
  operations

Our Strategy

     We intend to enhance our position as a leading supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

Supply "Best Value" Packaging Products With High Levels of Quality, Service and Technological Support

     Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be "best value." In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made significant capital investments to offer our customers value-added features such as our family of Quick Top(TM) easy-open ends for our metal food containers. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. With our acquisition of Thatcher Tubes, we believe that we are one of the few plastic packaging businesses that can custom design and manufacture both plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technology support.

Maintain Low Cost Producer Position

     We will continue pursuing opportunities to strengthen our low cost position in our business by:

     o maintaining a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of consolidated net sales;

     o    achieving and maintaining economies of scale;

     o prudently investing in new technologies to increase manufacturing and production efficiency;

     o    rationalizing our existing plant structure; and

     o    serving our customers from our strategically located plants.

     Through our facilities dedicated to our metal food container products, we believe that we provide the most comprehensive equipment capabilities in the industry throughout North America. Through our facilities dedicated to our plastic container products, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We also have the ability to provide our customers with both plastic containers and plastic tubes that are custom designed as well as plastic closures. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

Utilize Leverage to Support Growth and Increase Shareholder Value

     Our financial strategy is to use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, to make value enhancing acquisitions. In so using leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of such acquisition opportunities, we intend to use our cash flow to repay debt or for other permitted purposes. As we announced last year, we intend to focus on reducing our debt over the next three years in the absence of compelling (i.e., strategic and immediately accretive) acquisitions. As a result, we expect to reduce our debt by $200-$300 million over the period from 2004 through 2006, of which at least $75 million is expected in 2004.

Expand Through Acquisitions and Internal Growth

     We intend to continue to increase our market share in our current business lines through acquisitions and, particularly in plastic containers, internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to rapidly increase our net sales and income from operations, which have grown at a compound annual growth rate of 13.6 percent and 14.9 percent, respectively, over the last ten years.

     During the past sixteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle Food Company, or Nestle, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, and Campbell Soup Company, or Campbell, as well as our recent acquisition of Pacific Coast Can, reflect this trend. We estimate that approximately 9 percent of the market for metal food containers is still served by self-manufacturers.

     We have improved our market position for our plastic container business since 1987, with sales increasing more than sixfold to $561.7 million in 2003. We achieved this improvement primarily through strategic acquisitions, including most recently Thatcher Tubes, as well as through internal growth. The plastic container business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. With our acquisition of Thatcher Tubes in January 2003, we extended our business into decorated plastic tubes primarily for personal care products to complement our plastic container business. We also expect to continue to generate internal growth in our plastic container business. For example, we will aggressively market our decorated plastic tubes to existing customers of our plastic container business. Additionally, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

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

Metal Food Containers--76 percent of our consolidated net sales in 2003

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States of 51 percent in 2003, and one of the largest manufacturers of metal, composite and plastic vacuum closures in North America for food and beverage products. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as metal containers for soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2003, our metal food container business had net sales of $1.751 billion (approximately 76 percent of our consolidated net sales) and income from operations of $126.0 million (approximately 72 percent of our consolidated income from operations excluding corporate expense). Since 1993, our metal food container business has realized compound annual unit sales growth of approximately 12 percent. We estimate that approximately 90 percent of our projected metal food container sales in 2004 will be pursuant to multi-year customer supply arrangements.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures or packaged in larger consumer or institutional quantities or where the long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality and high levels of service and value-added features such as our family of Quick Top(TM) easy-open ends.

     With our acquisition in March 2003 of the remaining 65 percent equity interest in White Cap, we also manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink tea, sports drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, beer and liquor, fruit, vegetables, preserves, baby food, baby juice, infant formula and dairy products. We also provide customers with sealing/capping equipment to complement our closure product offering for food and beverage products. As a result of our extensive range of metal, composite and plastic closures and our geographic presence, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

Plastic Containers--24 percent of our consolidated net sales in 2003

     We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. Approximately 55 percent of Silgan Plastics' sales in 2003 were to the personal care and health care markets. For 2003, Silgan
Plastics  had net sales of  $561.7  million  (approximately  24  percent  of our consolidated net sales) and income from operations of $48.0 million (approximately 28 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with sales increasing more than sixfold.

     We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments, premium bottled water and liquor. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes. As a result of our acquisition of Thatcher Tubes, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. Additionally, we manufacture our innovative Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products.

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

Manufacturing and Production

     As is the practice in the industry, most of our customers provide us with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. These estimates enable us to effectively manage production and control working capital requirements. We schedule our production to meet customers' requirements. Because the production time for our products is short, the backlog of customer orders in relation to our sales is not material. As of March 1, 2004, we operated 63 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of our customers.

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

     We also manufacture plastic closures, caps, sifters and fitments using runnerless injection molding technology. In this process, pellets of plastic resin are melted and forced under pressure into a mold, where they take the mold's shape. Our thermoformed plastic tubs are manufactured by melting pellets of plastic resin into a plastic sheet. The plastic sheets are then stamped by hot molds to form plastic tubs. Our Omni plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping. We designed the equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives in aesthetically pleasing contoured designs, such as for Campbell's Soup at Hand(TM) product.

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

Raw Materials

     Based upon our existing arrangements with suppliers and our current and anticipated requirements, we believe that we have made adequate provisions for acquiring our raw materials. As a result of significant consolidation of suppliers, we are, however, dependent upon a limited number of suppliers for our steel, aluminum, coatings and compound raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our multi-year customer supply arrangements and otherwise.

Metal Food Container Business

     We use tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal food container products. We use tin plated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. We use resins in pellet form, such as homopolymer, polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of plastic closures. Our material requirements are supplied through contracts and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to make the purchases at comparable prices or terms. Although there has been significant consolidation of suppliers, we believe that we have made adequate provision to purchase sufficient quantities of these raw materials for the foreseeable future.

Plastic Container Business

     The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing. We believe that we have made adequate provision to purchase sufficient quantities of resins for the foreseeable future.

Sales and Marketing

     Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products in most areas of North America primarily by a direct sales force and for our plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal food business generally sells to customers within a 300 mile radius of its manufacturing plants.

     In 2003, 2002, and 2001, approximately 11 percent, 13 percent, and 11 percent, respectively, of our net sales were to Nestle; approximately 11 percent, 10 percent, and 10 percent, respectively, of our net sales were to Del Monte; and approximately 12 percent, 12 percent, and 12 percent, respectively, of our net sales were to Campbell. No other customer accounted for more than 10 percent of our total net sales during those years.

Metal Food Container Business

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in 2003 in the United States of approximately 51 percent. Our largest customers for this segment include Campbell, Del Monte, Nestle, ConAgra Foods Inc., Pacific Coast, Hormel Foods Corp., or Hormel, General Mills, Inc., Seneca Foods L.L.C., Unilever, N.V., Mead Johnson Nutritionals, a subsidiary of Bristol-Myers Squibb Company, Dial and Signature Fruit Company.

     We have entered into multi-year supply arrangements with many of our customers, including Nestle, Del Monte, Campbell and several other major food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2004 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

     Since our inception in 1987, we have supplied Nestle with substantially all of its U.S. metal container requirements purchased from third party manufacturers. In 2003, our total net sales of metal containers to Nestle were $218.8 million.

     We currently have supply agreements with Nestle under which we supply Nestle with a large majority of its U.S. metal container requirements. We recently extended the terms of the Nestle agreements with respect to approximately half of the metal containers supplied thereunder from the end of 2004 to the end of 2009. The terms of the Nestle agreements continue through 2008 for the remaining metal containers currently supplied thereunder. Net sales to Nestle in 2003 under the Nestle agreements represented approximately 7 percent of our consolidated net sales.

     The Nestle agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. These agreements contain provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In the event we breach any one of the agreements, Nestle may terminate that agreement.

     In connection with our acquisition of Del Monte's U.S. metal food container manufacturing operations in December 1993, we entered into a long-term supply agreement with Del Monte that currently continues through 2006. Additionally, we have a supply agreement with DLM Foods Inc., a subsidiary of Del Monte, that continues through 2008 for metal containers for food products acquired by DLM Foods Inc. from H. J. Heinz Company, or Heinz, in 2002. Under these supply agreements, we supply Del Monte and its subsidiary with a large majority of their U.S. metal container requirements for food and beverage products. These supply agreements provide for certain prices for our metal containers and specify that those prices will be increased or decreased based upon specified cost change formulas. In 2003, our net sales of metal containers to Del Monte amounted to $244.6 million.

     In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or CS Can, we entered into a ten-year supply agreement with Campbell. Campbell has agreed to purchase from us substantially all of its steel container requirements to be used for the packaging of foods and beverages in the United States. In 2003, our net sales of metal containers to Campbell were $246.4 million.

     The Campbell agreement provides certain prices for containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon specified cost change formulas. The Campbell agreement permits Campbell to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we supply to Campbell. The proposals must be for the remainder of the term of the Campbell agreement and for 100 percent of the annual volume of containers at one or more of Campbell's food processing plants. We have the right to retain the business subject to the terms and conditions of the competitive proposal. Upon any material breach by us, Campbell has the right to terminate this agreement. In addition, Campbell has the right, at the end of the term of the Campbell agreement or upon the occurrence of specified material defaults under other agreements with Campbell, to purchase from us the assets used to manufacture containers for Campbell. These assets are located at the facilities we lease from Campbell. The purchase price for the assets would be determined at the time of purchase in accordance with an agreed upon formula that is related to the net book value of the assets.

     With the acquisition of White Cap in March 2003, we are a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. The largest customers for these products include Pepsico Inc., Campbell, The Coca-Cola Company, Heinz, Anheuser Busch Companies Inc., Cadbury Schweppes plc, Unilever, N.V. and Dean Foods Company. We have multi-year supply arrangements with many customers for these products.

Plastic Container Business

     We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

     We are a leading manufacturer of plastic containers in North America for personal care products. Approximately 55 percent of our plastic containers are sold for personal care and health care products, such as hair care, skin care and oral care, and pharmaceutical products. Our largest customers in these product segments include Unilever Home and Personal Care North America (a unit of Unilever, N.V.), Pfizer Inc., The Procter & Gamble Company, L'Oreal, Avon Products Inc., Alberto Culver USA, Inc., Johnson & Johnson and Neutrogena Corporation.

     With our acquisition of Thatcher Tubes in January 2003, we also manufacture decorated plastic tubes, primarily for personal care products. Customers of this product segment include Johnson & Johnson, Neutrogena Corporation, L'Oreal and Alticor Inc.

     We also manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Procter & Gamble Company, The Clorox Company, Nestle's Purina Pet Care, Kraft Foods Inc. and S.C. Johnson & Sons, Inc. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Unilever Best Foods, Campbell, Hormel, Nestle's Nesquik, Nice-Pak Products, Inc., The Kroger Company and McCormick & Company, Incorporated.

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

Competition

     The packaging industry is highly competitive. We compete in this industry with manufacturers of similar and other types of packaging, as well as fillers, food processors and packers who manufacture containers for their own use and for sale to others. We attempt to compete effectively through the quality of our products, competitive pricing and our ability to meet customer requirements for delivery, performance and technical assistance.

     Because of the high cost of transporting empty containers, our metal food container business generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be disadvantaged by the relocation of a major customer.

Metal Food Container Business

     Of the commercial metal food container manufacturers, Ball Corporation and Crown Cork and Seal Company, Inc. are our most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe that metal containers are superior to plastic, composite and paper containers in applications, where the contents are processed at high temperatures or packaged in larger consumer or institutional quantities or where long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport. Our metal, composite and plastic closure business competes primarily with Crown Cork and Seal Company, Inc., Alcoa Closure Systems International, Inc., Owens-Illinois, Inc., Kerr Group, Inc. and Portola Packaging, Inc.

Plastic Container Business

     Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Owens-Illinois, Inc., Alpla-Werke Alwin Lehner GmbH & Co., Plastipak Packaging Inc., Consolidated Container Company LLC, Constar International, Inc., Amcor PET Packaging, Rexam plc, CCL Industries Inc., Tubed Products, Inc. and Cebal Americas. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

Employees

     As of December 31, 2003, we employed approximately 1,700 salaried and 6,700 hourly employees on a full-time basis. Approximately 55 percent of our hourly plant employees as of that date were represented by a variety of unions. In addition, as of December 31, 2003, in connection with our acquisition of Campbell's steel container manufacturing business, Campbell provided us with approximately 160 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

     Our labor contracts expire at various times between 2004 and 2008. As of December 31, 2003, contracts covering approximately 11 percent of our hourly employees will expire during 2004. We expect no significant changes in our relations with these unions.

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

     In July 2003, we agreed to a Consent Decree pursuant to which, following entry of the Consent Decree with the court, we would pay the federal Environmental Protection Agency a $659,500 fine and make certain plant and operational changes in response to alleged past violations of the federal Clean Air Act at six of our facilities in California. The Consent Decree was filed with the U.S. District Court, Eastern District of California, and was entered by the court in December 2003 upon expiration of the notice period without comments. As a result of the entry of the Consent Decree, we paid this fine in late December 2003. In August 2003, we entered into a settlement agreement and release with Jefferson County, Alabama Department of Health pursuant to which we paid $350,000 to settle allegations of past air pollution violations at our Tarrant City, Alabama leased facility.

     Our management does not believe that any of the regulatory matters described above, individually or in the aggregate, will have a material effect on our capital expenditures, earnings, financial position or competitive position.

Research and Product Development

     Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facility in Oconomowoc, Wisconsin, and our research, product development and product engineering efforts relating to our metal, composite and plastic closures business for food and beverage products are conducted at our research facility in Downers Grove, Illinois. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

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

     We maintain a website, the internet address of which is www.silgan.com. Information contained on our website is not part of this Annual Report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (or any amendments to those reports) and Forms 3, 4 and 5 filed on behalf of our directors and executive officers as soon as reasonably practicable after such documents are electronically filed or furnished to the SEC.

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

     We own and lease properties for use in the ordinary course of business. The properties consist primarily of 40 operating facilities for the metal food container business and 23 operating facilities for the plastic container business. We own 27 of these facilities and lease 36. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2004 for our metal food container business:

                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Tarrant, AL.................................      89,100 (leased)
     Antioch, CA.................................     144,500 (leased)
     Kingsburg, CA...............................      35,600 (leased)
     Lodi, CA....................................     133,000 (leased)
     Modesto, CA.................................      37,800 (leased)
     Modesto, CA.................................     128,000 (leased)
     Modesto, CA.................................     150,000 (leased)
     Riverbank, CA...............................     167,000
     Sacramento, CA..............................     284,900 (leased)
     Stockton, CA................................     243,500
     Athens, GA..................................     113,000 (leased)
     Champaign, IL...............................     119,000 (leased)
     Chicago, IL.................................     467,900
     Hoopeston, IL...............................     323,000
     Rochelle, IL................................     175,000
     Waukegan, IL................................      40,000 (leased)
     Evansville, IN..............................     186,000
     Hammond, IN.................................     158,000 (leased)
     Laporte, IN.................................     144,000 (leased)
     Richmond, IN................................     462,700
     Fort Madison, IA............................     121,000 (56,000 leased)
     Ft. Dodge, IA...............................     155,200 (leased)
     Benton Harbor, MI...........................      20,200 (leased)
     Savage, MN..................................     160,000
     St. Paul, MN................................     470,000
     Mt. Vernon, MO..............................     100,000
     St. Joseph, MO..............................     173,700
     Maxton, NC..................................     231,800 (leased)
     Edison, NJ..................................     265,500
     Lyons, NY...................................     149,700
     Napoleon, OH................................     339,600 (leased)
     West Hazleton, PA...........................     151,500 (leased)
     Crystal City, TX............................      26,000 (leased)
     Paris, TX...................................     266,300 (leased)
     Toppenish, WA...............................     105,000
     Menomonee Falls, WI.........................     116,000
     Menomonie, WI...............................     129,400 (leased)
     Oconomowoc, WI..............................     105,200
     Plover, WI..................................      91,400 (leased)
     Waupun, WI..................................     212,000

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2004 for our plastic container business:

                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Valencia, CA................................     122,500 (leased)
     Deep River, CT..............................     140,000
     Monroe, GA..................................     139,600
     Flora, IL...................................      56,400
     Woodstock, IL...............................     186,700 (leased)
     Woodstock, IL...............................     129,800 (leased)
     Ligonier, IN................................     469,000 (276,000 leased)
     Plainfield, IN..............................     105,700 (leased)
     Seymour, IN.................................     400,600
     Franklin, KY................................     122,000 (leased)
     Cape Girardeau, MO..........................      71,700 (leased)
     Penn Yan, NY................................     100,000
     Ottawa, OH..................................     267,000
     Port Clinton, OH............................     298,900 (leased)
     Langhorne, PA...............................     156,000 (leased)
     Houston, TX.................................     335,200
     Richmond, VA................................      70,000 (leased)
     Triadelphia, WV.............................     168,400
     Mississauga, Ontario........................      75,000 (leased)
     Mississauga, Ontario........................      62,600 (leased)
     Scarborough, Ontario........................     117,000
     Lachine, Quebec.............................     113,300 (leased)
     Lachine, Quebec.............................      77,800 (leased)

     We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois and Norcross, Georgia. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we sublease or plan to sell other facilities that we previously operated.

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

     Substantially all of our facilities are subject to liens in favor of the lenders under our senior secured credit facility, or the Credit Agreement, to which we and our subsidiaries are parties.

Item 3.  Legal Proceedings.

     We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of March 1, 2004, we had approximately 61 holders of record of our common stock. We have never declared or paid cash dividends on our common stock. We currently retain all available funds for use in the operation and expansion of our business and do not pay cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by our Board of Directors. We are allowed to pay cash dividends on our common stock up to specified limits under the Credit Agreement and our indenture for our 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market System for the periods indicated below.

                                               High              Low
                                               ----              ---
          2002
          ----
          First Quarter................       $34.04           $21.40
          Second Quarter...............        42.83            33.27
          Third Quarter................        42.14            24.35
          Fourth Quarter...............        29.88            18.41


                                               High              Low
                                               ----              ---
          2003
          ----
          First Quarter................       $25.95           $19.50
          Second Quarter...............        31.56            22.43
          Third Quarter................        33.91            27.60
          Fourth Quarter...............        43.79            31.00

Item 6.  Selected Financial Data.

     In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2003. Our consolidated financial statements for the five years ended December 31, 2003 have been audited by Ernst & Young LLP, independent auditors.

     You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                          Selected Financial Data



                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                         2003(a)       2002         2001        2000(b)       1999
                                                         -------       ----         ----        -------       ----
                                                                (Dollars in millions, except per share data)


Operating Data:
Net sales...........................................    $2,312.2     $1,988.3     $1,941.0     $1,877.5     $1,892.1
Cost of goods sold .................................     2,026.7      1,749.7      1,700.7      1,648.3      1,656.7
                                                        --------     --------     --------     --------     --------
Gross profit .......................................       285.5        238.6        240.3        229.2        235.4
Selling, general and administrative expenses .......       108.4         76.2         78.6         72.1         75.0
Rationalization charges (credits) ..................         9.0         (5.6)         9.3         --           36.1
                                                        --------     --------     --------     --------     --------
Income from operations .............................       168.1        168.0        152.4        157.1        124.3
Interest and other debt expense before loss
   on early extinguishment of debt .................        78.8         73.8         81.2         91.2         86.1
Loss on early extinguishment of debt (c) ...........        19.2          1.0         --            6.9         --
                                                        --------     --------     --------     --------     --------
Interest and other debt expense ....................        98.0         74.8         81.2         98.1         86.1
                                                        --------     --------     --------     --------     --------
Gain on assets contributed to affiliate ............        --           --            4.9         --           --
Income before income taxes and equity in
   losses of affiliates ............................        70.1         93.2         76.1         59.0         38.2
Provision for income taxes .........................        27.8         36.8         30.2         23.1         14.3
                                                        --------     --------     --------     --------     --------
Income before equity in losses of affiliates .......        42.3         56.4         45.9         35.9         23.9
Equity in losses of affiliates .....................        (0.3)        (2.6)        (4.1)        (4.6)        --
                                                        --------     --------     --------     --------     --------
Net income .........................................    $   42.0     $   53.8     $   41.8     $   31.3     $   23.9
                                                        ========     ========     ========     ========     ========
Per Share Data:
Basic net income per share..........................       $2.30        $2.97        $2.35        $1.77        $1.35
                                                           =====        =====        =====        =====        =====

Diluted net income per share........................       $2.28        $2.93        $2.31        $1.74        $1.32
                                                           =====        =====        =====        =====        =====

Selected Segment Data: (d)
Net sales:
   Metal food containers............................    $1,750.5     $1,487.0     $1,447.4     $1,478.5     $1,541.6
   Plastic containers...............................       561.7        501.3        493.6        399.0        350.5
Income from operations:
   Metal food containers (e)........................       126.0        120.6        111.6        123.9         88.2
   Plastic containers (f)...........................        48.0         52.9         46.0         36.9         40.0



                                                                                                   (continued)


                                                          Selected Financial Data



                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                         2003(a)       2002         2001        2000(b)       1999
                                                         -------       ----         ----        -------       ----
                                                                (Dollars in millions, except per share data)

Other Data:
Capital expenditures................................    $  105.9     $  119.2     $   93.0     $   89.2     $   87.4
Depreciation and amortization (g)...................       111.3         95.7         95.5         89.0         86.0
Net cash provided by operating activities...........       234.9        163.3        143.0         95.1        143.3
Net cash used in investing activities...............      (310.0)      (117.2)       (59.8)      (218.5)       (84.9)
Net cash provided by (used in) financing
   activities.......................................        28.8         (5.7)       (85.3)       141.0        (60.7)

Balance Sheet Data (at end of period):
Goodwill, net.......................................    $  202.4     $  141.5     $  141.5     $  153.0     $  107.6
Total assets........................................     1,621.1      1,404.0      1,311.8      1,383.8      1,185.3
Total debt..........................................     1,002.6        956.8        944.8      1,031.5        883.3
Stockholders' equity (deficiency)...................       120.8         63.1         15.1        (20.4)       (48.7)




                        Notes to Selected Financial Data

(a) In January 2003, we acquired Thatcher Tubes. In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own. In April 2003, we acquired Pacific Coast Can.
(b)  In October 2000, we acquired RXI Holdings, Inc.
(c) Effective January 1, 2003, we adopted Statement of Financial Accounting Standards, or SFAS, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," such that gains or losses from the extinguishment of our debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary items for losses on early extinguishment of debt of $1.0 million and $6.9 million before income taxes recorded for 2002 and 2000, respectively, were reclassified to loss on early extinguishment of debt in our Consolidated Statements of Income.
(d) After contributing our metal closures business to the White Cap joint venture in 2001, we reported the results of that business separately for periods prior to the formation of White Cap. After our acquisition of White Cap in 2003, we report the results of Silgan Closures as part of our metal food container business. As a result, for 2001, 2000 and 1999 we have included the results of the metal closures business with our metal food container business. The metal closures business had net sales of $46.3 million, $90.8 million and $101.6 million and income from operations of $3.3 million, $3.7 million and $3.7 million in 2001, 2000 and 1999, respectively.
(e) Income from operations of the metal food container business includes rationalization charges of $1.2 million in 2003, rationalization credits of $5.4 million in 2002, net rationalization charges of $5.8 million in 2001 and rationalization charges of $36.1 million in 1999.
(f) Income from operations of the plastic container business includes rationalization charges of $7.8 million in 2003, a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001.
(g) Depreciation and amortization excludes amortization of debt issuance costs. Depreciation and amortization includes goodwill amortization of $5.0 million, $4.2 million and $3.9 million in 2001, 2000 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2003. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food, metal, composite and plastic closures for food and beverage products and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2003 of approximately 51 percent in the United States, a leading manufacturer of plastic containers in North America for personal care products and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products.

     Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and complete acquisitions that generate attractive cash returns. We have grown our net sales at a compounded annual rate of 13.6 percent over the past ten years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow to repay debt or for other permitted purposes.

Sales Growth

     We have increased sales and market share in our metal food container and plastic container businesses through both acquisitions and, particularly in our plastic container business, internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

     During the past sixteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Birds Eye and Campbell, as well as our recent acquisition of Pacific Coast Can, reflect this trend.

     The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top(TM) easy-open ends. We anticipate that the market will decline slightly in the future, despite increased demand for convenience products such as single-serve sizes and easy-open ends.

     We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $561.7 million in 2003. We achieved this improved market position primarily through strategic acquisitions, including most recently Thatcher Tubes, as well as through internal growth. The plastic container business of the consumer goods packaging industry is a highly fragmented business with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the part of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. With our acquisition of Thatcher Tubes in 2003, we extended our business into decorated plastic tubes primarily for personal care products to complement our plastic container business. We also expect to continue to generate internal growth in our plastic container business.

Operating Performance

     We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling and minimizing product transportation costs. Additionally, our metal food container business has entered into a long-term technical agreement with Daiwa Can Company, or Daiwa, of Tokyo, Japan. Daiwa is a major producer of metal food and beverage containers as well as plastic containers for cosmetics and foods in Japan, and our relationship with Daiwa gives us access to manufacturing processes and materials technologies that have been exclusively developed by Daiwa. We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top(TM) easy-open ends for metal food containers. Over the past five years, we have invested $494.8 million in capital to maintain our market position, improve our productivity, reduce our manufacturing costs and invest in new market opportunities.

     Historically, we have been successful in renewing our multi-year supply arrangements with our customers. Recently, our plastic container business began to experience increased competitive pressures from new market entrants focused on larger customers in value-added markets. As a result, our plastic container business extended the term of several major supply agreements with various customers, but at lower prices, and elected not to meet competitive bids for some products. We estimate that approximately 90 percent of our projected metal food container sales in 2004 and a majority of our projected plastic container sales in 2004 will be under multi-year arrangements. Many of these multi-year supply arrangements generally provide for the pass through of changes in material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs.

     Our metal food container business' sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

Use of Capital

     Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using leverage, supported by our stable cash flows, and to make value enhancing acquisitions. In so using leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of such acquisition opportunities, we intend to use our cash flow to repay debt or for other permitted purposes.

     As we announced after completing three acquisitions in early 2003, we intend to focus on reducing debt over the next few years. We stated that our debt at year-end 2003 would increase by only approximately $100 million over year-end 2002 despite spending approximately $175 million for these acquisitions, excluding certain acquired inventory, and paying $16.9 million in redemption premiums in connection with the redemption of our 9% Senior Subordinated Debentures due 2009, or our 9%

Debentures. In fact, our year-end 2003 debt increased by only $45.8 million as compared to 2002. Additionally, as we also announced, in the absence of compelling acquisitions, we intend to continue to focus on reducing our debt and expect to further reduce our debt by $200-300 million over the next three years, of which at least $75 million is expected in 2004.

     To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under the Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2003 we had $349.6 million of indebtedness which bore interest at floating rates.

     In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2003, our aggregate interest and other debt expense was
58.3 percent of our income from operations as compared to 44.5 percent, 53.3 percent, 62.4 percent and 69.2 percent for 2002, 2001, 2000, and 1999, respectively.

     In 2003, we took advantage of favorable debt markets and refinanced all $500 million principal amount of our outstanding 9% Debentures with lower cost 6 3/4% Notes, incremental term loans and revolving loans under the Credit Agreement and funds from operations. Due to this refinancing, in 2003 we recorded a loss on early extinguishment of debt of $19.2 million for the premium paid in connection with the redemption of the 9% Debentures and for the write-off of unamortized debt issuance costs and unamortized premium related to the 9% Debentures. As a result of this refinancing, we expect significantly lower interest expense in 2004 as compared to 2003.

Acquisitions

     In January 2003, we acquired substantially all of the assets of Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. Including additional production capacity installed shortly before the acquisition, the purchase price for the assets was approximately $32 million in cash. Thatcher Tubes had annual net sales of approximately $29 million in 2002. Thatcher Tubes operates as part of our plastic container business and extends our personal care business into decorated plastic tubes.

     In March 2003, we acquired the remaining 65 percent equity interest in White Cap that we did not already own from Amcor White Cap, Inc. for approximately $37 million in cash. Additionally, we refinanced debt of White Cap and purchased equipment subject to a third party lease for approximately $93 million. The business now operates under the name Silgan Closures and is a leading manufacturer of metal, composite and plastic vacuum closures in North
America for food and beverage products. White Cap had annual net sales of approximately $250 million in 2002. The business operates as part of our metal food container business.

     In April 2003, we acquired Pacific Coast Can, a subsidiary of Pacific Coast, which self-manufactured a majority of its metal food container requirements. This acquisition continued the trend of food processors selling their metal food container manufacturing businesses. The purchase price was approximately $44 million in cash, including approximately $29 million for inventory. As part of the transaction, we entered into a ten-year supply agreement with Pacific Coast under which Pacific Coast has agreed to purchase from us substantially all of its metal food container requirements. Pacific Coast Can operates as part of our metal food container business.

Results of Operations

     The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated

Financial Statements for the year ended December 31, 2003 and the accompanying notes included elsewhere in this Annual Report.

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2003       2002       2001
                                                     ----       ----       ----
Operating Data:
Net sales:
  Metal food containers..........................    75.7%      74.8%      74.6%
  Plastic containers.............................    24.3       25.2       25.4
                                                    -----      -----      -----
     Consolidated................................   100.0      100.0      100.0
Cost of goods sold...............................    87.6       88.0       87.6
                                                    -----      -----      -----
Gross profit.....................................    12.4       12.0       12.4
Selling, general and administrative expenses.....     4.7        3.8        4.0
Rationalization charges (credits)................     0.4       (0.2)       0.5
                                                    -----      -----      -----
Income from operations...........................     7.3        8.4        7.9
Gain on assets contributed to affiliate..........     --         --         0.3
Interest and other debt expense..................     4.3        3.8        4.2
                                                    -----      -----      -----
Income before income taxes and equity in
  losses of affiliates ..........................     3.0        4.6        4.0
Provision for income taxes.......................     1.2        1.8        1.6
                                                    -----      -----      -----
Income before equity in losses of affiliates.....     1.8        2.8        2.4
Equity in losses of affiliates, net of
  income taxes...................................     --        (0.1)      (0.2)
                                                    -----      -----      -----
Net income.......................................     1.8%       2.7%       2.2%
                                                    =====      =====      =====

     Summary results for our business segments for the years ended December 31, 2003, 2002 and 2001 are provided below.


                                                 Year Ended December 31,
                                           ----------------------------------
                                             2003         2002        2001(3)
                                             ----         ----        -------
                                                  (Dollars in millions)

Net sales:
  Metal food containers .............      $1,750.5     $1,487.0     $1,447.4
  Plastic containers ................         561.7        501.3        493.6
                                           --------     --------     --------
     Consolidated ...................      $2,312.2     $1,988.3     $1,941.0
                                           ========     ========     ========

Income from operations:
  Metal food containers(1) ..........      $  126.0     $  120.6     $  111.6
  Plastic containers(2) .............          48.0         52.9         46.0
  Corporate .........................          (5.9)        (5.6)        (5.2)
                                           --------     --------     --------
     Consolidated ...................      $  168.1     $  167.9     $  152.4
                                           ========     ========     ========


(1) Includes rationalization charges of $1.2 million in 2003, rationalization credits of $5.4 million in 2002 and net rationalization charges of $5.8 million and goodwill amortization of $2.3 million in 2001. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

(2) Includes rationalization charges of $7.8 million in 2003, a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million and goodwill amortization of $2.7 million in 2001. You should also read
     Note 3 to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

(3) After contributing our metal closures business to the White Cap joint venture in 2001, we reported the results of that business separately for periods prior to the formation of White Cap. After our acquisition of White Cap in 2003, we report the results of Silgan Closures as part of our metal food container business. As a result, for 2001 we have included the results of the metal closures business with our metal food container business. The metal closures business had net sales of $46.3 million and income from operations of $3.3 million in 2001.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Overview. Consolidated net sales were $2.312 billion in 2003, representing a 16.3 percent increase as compared to 2002 primarily as a result of the inclusion of three businesses acquired during early 2003. These acquisitions represent a continued strengthening of our franchise market positions, bringing our unit volume market share in the United States metal food can market to over 50 percent, putting us in a leadership position in the metal, composite and plastic vacuum closure market for food and beverage products and further extending our product line to plastic tubes for the personal care market. Income from operations in 2003 also increased as compared to 2002, despite the inclusion of $9.0 million of rationalization charges in 2003 and $5.6 million of rationalization credits in 2002. Operating margin in 2003 declined by 1.1 percentage points as compared to 2002 as a result of rationalization charges in 2003 as compared to rationalization credits in 2002 and the inclusion of the acquired Silgan Closures business. Silgan Closures had lower operating margins than the rest of the metal food container business as it continues to execute a major restructuring program initiated prior to our acquisition of the business. Net income in 2003 of $42.0 million, or $2.28 per diluted share, declined by $0.65 per diluted share as compared to 2002 as a result of rationalization charges of $9.0 million, or $0.30 per diluted share, and a loss on early extinguishment of debt of $19.2 million, or $0.63 per diluted share. Both the plant rationalizations and, more importantly, the refinancing of our debt are expected to be accretive to our results in 2004 and beyond.

     Net Sales. The $323.9 million increase in consolidated net sales in 2003 as compared to 2002 was largely the result of higher net sales of the metal food container business due to the recently acquired businesses.

     Net sales for the metal food container business increased $263.5 million, or 17.7 percent, in 2003 as compared to 2002. This increase was primarily attributable to the inclusion of net sales of the White Cap closures and Pacific Coast Can businesses.

     Net sales for the plastic container business in 2003 increased $60.4 million, or 12.0 percent, as compared to 2002. This increase was primarily a result of higher unit volume due largely to the acquisition of Thatcher Tubes and higher average selling prices due to the pass through of increased resin costs.

     Gross Profit. The increase in gross profit margin for 2003 as compared to 2002 was principally due to increased sales of value-added products, largely offset by heightened competitive activities in the plastic container business, inflation in employee benefit costs and higher depreciation expense.

     Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses as a percentage of consolidated net sales for 2003 as compared to 2002 was largely due to higher levels of such expenses in the recently acquired White Cap closures and Thatcher Tubes businesses, inflation in employee benefits costs and the favorable impact in 2002 of net payments received in settlement for certain litigation.

     Income from Operations. Income from operations for 2003 increased by $0.2 million as compared to 2002 while operating margin decreased to 7.3 percent from
8.4 percent. The increase in income from operations would have been $14.6 million higher were it not for rationalization charges in 2003 as compared to rationalization credits in 2002. During 2003, we recorded rationalization charges totaling $9.0 million (including the non-cash write-down in carrying value of assets of approximately $5.3 million) related to closing two plastic container manufacturing facilities and one metal closure manufacturing facility. We recorded rationalization credits in 2002 totaling $5.6 million.

     Income from operations of the metal food container business for 2003 increased $5.4 million, or

4.5 percent, as compared to 2002, while operating margin decreased to 7.2 percent from 8.1 percent. The increase in income from operations was principally due to the inclusion of the results of the recently acquired businesses, increased sales of Quick Top(TM) easy-open ends and improved operating efficiencies, partially offset by rationalization charges in 2003 as compared to rationalization credits in 2002, higher depreciation expense and inflation in employee benefit costs. The decrease in operating margin was due primarily to rationalization charges in 2003 as compared to rationalization credits in 2002 and the inclusion of the results of Silgan Closures.

     Income from operations of the plastic container business for 2003 decreased $4.9 million, or 9.3 percent, as compared to 2002, and operating margin decreased to 8.5 percent from 10.6 percent. The decreases in income from operations and operating margin were primarily a result of rationalization charges in 2003 as compared to a rationalization credit in 2002, increased pricing pressures due to heightened competitive activities, higher depreciation expense and inflation in employee benefits costs, partially offset by higher unit volume and improved productivity. Operating margin was negatively impacted as higher sales associated with higher resin costs did not result in a corresponding increase in income from operations.

     Interest and Other Debt Expense. Interest and other debt expense in 2003 increased $23.2 million to $98.0 million as compared to 2002. This increase resulted primarily from a $19.2 million loss on early extinguishment of debt as a result of refinancing all $500 million of the 9% Debentures and higher average borrowings during the year due to three acquisitions completed in early 2003, partially offset by a lower average interest rate in 2003. Interest and other debt expense for 2002 included a $1.0 million loss on early extinguishment of debt related to refinancing of our previous senior secured credit facility.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Overview. Consolidated net sales in 2002 increased $47.3 million, or 2.4 percent, as compared to 2001 primarily as a result of higher unit volume in the metal food container business due to new business awarded and a stronger fruit and vegetable pack. Income from operations increased by $15.5 million and operating margin increased to 8.4 percent due to the increased volume, rationalization credits in 2002 as compared to rationalization charges in 2001 and the elimination of goodwill amortization. Partially offsetting these improvements were price adjustments related to certain contract negotiations, higher depreciation expense, higher costs to initially absorb new business and the impact of contributing the metal closures business to the White Cap joint venture in July 2001. As a result, net income for 2002 was $53.8 million, or $2.93 per diluted share, as compared to net income of $41.8 million, or $2.31 per diluted share, for 2001. Net income for 2002 included rationalization credits of $5.6 million, or $0.18 per diluted share, equity in losses of White Cap of $2.6 million, or $0.14 per diluted share, and a loss on early extinguishment of debt of $1.0 million, or $0.03 per diluted share. Net income for 2001 included net rationalization charges of $9.3 million, or $0.31 per diluted share, a gain on assets contributed to the White Cap joint venture of $4.9 million, or $0.16 per diluted share, equity in losses of Packtion Corporation, a dissolved e-commerce venture, of $3.8 million, or $0.21 per diluted share, and equity in losses of White Cap of $0.3 million, or $0.02 per diluted share.

     Net Sales. Consolidated net sales increased $47.3 million, or 2.4 percent, for 2002 as compared to 2001. This increase was largely the result of higher net sales of the metal food container business and, to a lesser extent, of the plastic container business, partially offset by the impact of contributing the metal closure business to the White Cap joint venture in July 2001. Net sales of the metal closure business in 2001 were $46.3 million.

     Net sales for the metal food container business increased $39.6 million, or
2.7 percent, for 2002 as compared to 2001. This increase was primarily attributable to higher unit volume principally as a result of new business on the West Coast and a stronger fruit and vegetable pack as compared to 2001, partially offset by the impact of contributing the metal closure business to the White Cap joint venture in July 2001.

     Net  sales for the  plastic  container  business  for 2002  increased  $7.7 million, or 1.6 percent, from 2001. This increase was primarily a result of higher unit volume due primarily to new business, partially offset by lower average selling prices due principally to the pass through of lower resin costs and a less favorable sales mix.

     Gross Profit. The decrease in gross profit margin for 2002 as compared to 2001 was principally due to the effect of price adjustments related to certain contract negotiations, higher manufacturing costs to initially absorb new business in the metal food container business and higher depreciation expense, partially offset by higher volume and the elimination of goodwill amortization in both the metal food container and the plastic container businesses.

     Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales for 2002 as compared to 2001 was primarily due to net payments received in settlement of certain litigation in 2002, partially offset by higher selling and commercial development expenses in the plastic container business.

     Income from Operations. Income from operations for 2002 increased by $15.5 million, or 10.2 percent, as compared to 2001, and operating margin increased to
8.4 percent from 7.9 percent. Income from operations and operating margin were higher in both the metal food container and plastic container businesses. We recorded rationalization credits in 2002 totaling $5.6 million and net rationalization charges of $9.3 million in 2001.

     Income from operations of the metal food container business for 2002 increased $9.0 million, or 8.1 percent, as compared to 2001, and operating margin increased to 8.1 percent from 7.7 percent. The increases in income from operations and operating margin were principally due to higher volume, rationalization credits in 2002 as compared to net rationalization charges in 2001 and the elimination of goodwill amortization, partially offset by the effect of price adjustments relating to certain contract negotiations, the impact of contributing the metal closures business to the White Cap joint venture in July 2001, higher depreciation expense, higher manufacturing costs to initially absorb new business, start-up costs related to the manufacture of convenience ends and increased employee health and welfare costs. Income from operations of the metal closures business in 2001 was $3.3 million.

     Income from operations of the plastic container business for 2002 increased $6.9 million, or 15.0 percent, as compared to 2001, and operating margin increased to 10.6 percent from 9.3 percent. The increases in income from operations and operating margin were primarily a result of higher volumes, a rationalization charge recorded in 2001, the elimination of goodwill amortization and improved operational efficiencies, partially offset by higher depreciation expense, higher selling and commercial development expenses and higher employee health and welfare costs.

     Interest and Other Debt Expense. Interest and other debt expense decreased $6.4 million in 2002 as compared to 2001. This decrease resulted primarily from a lower average interest rate and approximately $75 million in lower average borrowings during 2002 as compared to 2001. Despite an add-on issuance of $200 million of 9% Debentures and higher interest rate spreads over LIBOR, we experienced a lower average interest rate in 2002 as compared to 2001 as a result of lower LIBOR rates. Interest and other debt expense for 2002 included a loss on early extinguishment of debt of $1.0 million for the write-off of unamortized debt issuance costs related to our previous senior secured credit facility.

     Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," required us to eliminate the amortization of goodwill effective January 1, 2002. For 2001, we recorded goodwill amortization of approximately $5.0 million, or $0.17 per diluted share.

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

     During 2003, we amended the Credit Agreement to, among other things, increase the uncommitted incremental term loan facility by $200 million and provide us with greater ability to redeem our 9% Debentures or any other subordinated indebtedness.

     In March 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement and used the proceeds largely to finance the acquisitions of White Cap and Thatcher Tubes. In December 2003, we completed an additional $200 million incremental term loan borrowing under the Credit Agreement and used the proceeds and other funds to redeem outstanding 9% Debentures. The terms of these incremental term loans are the same as those for B term loans under the Credit Agreement. Our uncommitted incremental term loan facility under the Credit Agreement at December 31, 2003 was $125 million.

     In November 2003, we issued $200 million aggregate principal amount of 6 3/4% Notes. The issue price for the 6 3/4% Notes was 100% of their principal amount. The 6 3/4% Notes are general unsecured obligations of the Company, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of the Company. Interest on the 6 3/4% Notes will be payable semi-annually in cash on the 15th day of each May and November. The net cash proceeds from this issuance and other funds were used to redeem our 9% Debentures.

     During 2003, we redeemed all $500 million of our outstanding 9% Debentures. The redemption price was 103.375% of the principal amount, or $516.9 million, plus accrued and unpaid interest to the redemption date. We funded this redemption with the proceeds from the issuance of the 6 3/4% Notes, incremental term loans and revolving loans under the Credit Agreement and funds from operations. As a result of this redemption, we expect significantly lower interest expense in 2004 as compared to 2003. We recorded a loss on early extinguishment of debt of approximately $19.2 million in 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures. This loss on early extinguishment of debt was recorded as interest and other debt expense in our Consolidated Statements of Income.

     In 2003, we used cash from incremental term loan borrowings of $350 million, cash from operations of $234.9 million, proceeds from the issuance of the 6 3/4% Notes of $200 million, cash balances of $46.2 million, net borrowings of revolving loans of $25.0 million, proceeds from asset sales of $3.7 million and proceeds from stock option exercises of $0.6 million to redeem the 9% Debentures for $516.9 million, purchase businesses for $207.8 million, fund capital expenditures of $105.9 million, repay term loans under the Credit Agreement of $23.6 million and pay debt issuance costs of $6.2 million.

     In 2003, trade accounts receivable, net, inventories and trade accounts payable increased primarily due to acquisitions completed in 2003. The increase in inventories was partially offset by a successful finished goods inventory reduction program in our metal food container business.

     In 2002, we used proceeds of $206.0 million from an add-on issuance of 9% Debentures, cash generated from operations of $163.3 million, proceeds from stock option exercises of $4.3 million and proceeds from asset sales of $1.9 million to fund capital expenditures of $119.2 million, net repayments of revolving loans and long-term debt of $193.6 million and debt issuance costs of $22.4 million and to increase cash balances by $40.3 million.

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

     As of December 31, 2003, there were $25.0 million of revolving loans outstanding under the Credit Agreement, and, after taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement was $352.1 million. Revolving loans under the Credit Agreement may be borrowed, repaid and reborrowed until their final maturity on June 28, 2008.

     The Credit Agreement also provided us with A term loans ($83.3 million outstanding at December 31, 2003) and B term loans ($691.3 million outstanding at December 31, 2003), which are required to be repaid in annual installments through June 28, 2008 and November 30, 2008, respectively. You should also read
Note 9 to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

     Under the Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank Trust Company Americas plus a margin. The margins are subject to adjustment quarterly based upon financial ratios set forth in the Credit Agreement.

     Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

     For 2004, we estimate that we will utilize approximately $225-250 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

     In addition to our operating cash needs, we believe our cash requirements over the next few years (taking into account recent acquisitions) will consist primarily of:

     o    annual capital expenditures of $90 to $110 million;

     o annual principal amortization payments of bank term loans under the Credit Agreement of $23.7 million and the repayment in 2004 of $25.0 million of revolving loans outstanding under the Credit Agreement at year-end 2003;

     o our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes; and

     o payments of approximately $15 million for federal, state and foreign tax liabilities in 2004, which will increase annually thereafter.

     We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service and tax obligations for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.

     The Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2004 with all of these covenants.

     You should also read Note 13 to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

Contractual Obligations

     Our contractual cash obligations at December 31, 2003 are provided below:




                                                           Payment due by period
                                           -----------------------------------------------------
                                                       Less than     1-3        3-5    More than
                                             Total       1 year     years      years    5 years
                                             -----     ---------    -----      -----   ---------
                                                           (Dollars in millions)
Long-term debt obligations (1) ......      $1,002.6      $48.7      $47.3     $706.6     $200.0
Operating lease obligations .........         119.1       23.8       39.6       24.0       31.7
Purchase obligations (2) ............           8.7        8.7        --         --         --
                                           --------      -----      -----     ------     ------
Total (3) ...........................      $1,130.4      $81.2      $86.9     $730.6     $231.7
                                           ========      =====      =====     ======     ======



(1)  These amounts represent expected cash payments of our long-term debt.

(2) Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.

(3) Minimum pension funding requirements and other postretirement benefit plan funding are not included as such amounts have not been determined. Based on current tax law, the minimum required contributions to our pension plans are expected to be approximately $6.1 million in 2004. However, this estimate is subject to change based on current tax proposals before Congress, as well as asset performance significantly above or below the assumed long-term rate of return on plan assets. During 2003, we made pension and other postretirement benefit plan contributions of approximately $46.8 million, of which approximately $12.8 million represented minimum funding requirements.

     At December 31, 2003, we also had outstanding letters of credit of $22.9 million that were issued under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials.

     Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2003, we had $1.003 billion of indebtedness outstanding, of which $349.6 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 1.3 percent to 3.8 percent. At December 31, 2003, the aggregate notional principal amounts of these agreements was $550 million (including $100 million notional principal amount that became effective on January 1, 2004), with $250 million aggregate notional principal amount of these agreements maturing in 2004 and $100 million aggregate notional principal amount of these agreements maturing in each of 2005, 2007 and 2008. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

Rationalization Charges (Credits) and Acquisition Reserves

     During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized during the first quarter of 2004. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves during the first quarter of 2004. Currently, these plans include exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility. These plans include the termination of approximately 380 plant and administrative employees and other related plant exit costs. These reserves consisted of employee severance and benefits costs of $4.4 million and plant exit costs of $1.6 million related to the planned closing of the previously discussed acquired facilities. Through December 31, 2003, a total of $1.2 million and $0.5 million has been expended for employee severance and benefits and plant exit costs related to these plans, respectively. At December 31, 2003, these reserves had an aggregate balance of $4.3 million. Cash payments related to these reserves are expected through 2004.

     During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility. These plans include the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. Through December 31, 2003, a total of $1.5 million and $0.6 million has been expended for employee severance and benefits and plant exit costs, respectively. At December 31, 2003, these reserves had an aggregate balance of $1.6 million. Additional rationalization charges related to these facility closings are expected in the first quarter of 2004. The timing of certain cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

     We recorded rationalization credits in 2002 totaling $5.6 million. These rationalization credits included $2.4 million related primarily to the decision to support new business requirements by continuing to operate our Kingsburg, California metal food container facility that was previously expected to be closed, $3.0 million related primarily to certain previously written down assets of the metal food container business that were placed back in service to meet business requirements and $0.2 million related to certain aspects of a rationalization plan to close a plastic container manufacturing facility that were completed at amounts less than originally estimated. In 2001, we recorded net rationalization charges totaling $9.3 million. These net rationalization charges included a $5.8 million charge in the metal food container business, comprised of a charge of $7.0 million, including $4.2 million for the non-cash write-down in carrying value of assets, primarily relating to the planned closing of two metal food container manufacturing facilities (including our Kingsburg, California facility) and a $1.2 million credit as a result of certain assets of the metal food container business that were placed back in service, and a $3.5 million charge related to closing our Fairfield, Ohio plastic container manufacturing facility.

     Under our rationalization and acquisition plans, we made cash payments of $6.0 million, $5.9 million and $6.1 million, respectively in 2003, 2002 and 2001. Additional cash spending is expected in 2004 under our 2003 acquisition plans, 2003 rationalization plans and Fairfield rationalization plan.

     You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2003 included elsewhere in this Annual Report.

Critical Accounting Policies

     Accounting principles generally accepted in the United States require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for deferred income taxes, pension expense and obligations, rationalization charges (credits) and acquisition reserves and testing goodwill for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2003 and the accompanying notes included elsewhere in this Annual Report.

     At December 31, 2003, CS Can had approximately $18.8 million of deferred tax assets relating to $53.7 million of net operating loss carryforwards, or NOLs, that expire between 2019 and 2022, for which no valuation allowance has been established. These NOLs are available to offset future taxable income of CS Can. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based on estimated future taxable income and the reversal of temporary differences in future periods. Current levels of CS Can pre-tax earnings are sufficient to generate the taxable income required to realize our deferred tax assets. We would reduce our deferred tax assets by a valuation allowance if it became more likely than not that a portion of these NOLs would not be utilized. If a valuation allowance were established, additional expense would be recorded within the provision for income taxes in our Consolidated Statements of Income in the period in which that determination was made. This process requires the use of significant judgment and estimates.

     Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. A 75 basis point decrease in the discount rate would increase our pension expense by approximately $2.8 million. For 2004, we reduced our discount rate from 7.00 percent to 6.25 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $1.3 million. For 2003, 2002 and 2001, we assumed that the expected return on our pension plan assets was 9.0 percent.

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

     SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for impairment require us to make assumptions regarding the expected earnings and cash flows of our reporting units. These assumptions are based on our internal forecasts. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our Consolidated Statements of Income.

New Accounting Pronouncements

     Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that gains or losses from the extinguishment of our debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002 as a result of the refinancing of our previous senior secured credit facility with the Credit Agreement was reclassified to loss on early extinguishment of debt in our Consolidated Statements of Income.

     Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable to exit and disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The adoption of SFAS No. 146 did not have a significant effect on our financial position or results of operations.

     In December 2003, the Financial Accounting Standards Board, or the FASB, issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures about plan assets, benefit obligations, expected cash flows and net periodic benefit costs for defined benefit plans. In 2003, we adopted the additional disclosure requirements, except for certain disclosures about estimated future benefit payments which are not required until 2004.

     In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization

Act of 2003." Specific authoritative guidance on the accounting for the federal subsidy is pending, and therefore we have elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. As a result, in accordance with FSP No. 106-1, our accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not reflect the effects of the Act on the plans. Specific authoritative guidance, when issued, could require us to change previously reported information.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 will be effective for us on March 31, 2004. The adoption of FIN No. 46 is not expected to impact our financial position or results of operations.

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

     o our ability to locate or acquire suitable acquisition candidates on acceptable terms;

     o our ability to assimilate the operations of our acquired businesses into our existing operations;

     o our ability to generate sufficient cash flow to invest in our business and service our indebtedness;

     o    limitations  and   restrictions   contained  in  our  instruments  and
          agreements governing our indebtedness;

     o our ability to retain sales with our major customers or to satisfy our obligations under our contracts;

     o the size and quality of the vegetable and fruit harvests in the midwest and west regions of the United States or our ability to collect our seasonal receivables;

     o our ability to obtain sufficient quantities of raw materials or to maintain the ability to pass raw material price increases through to our customers;

     o compliance by our suppliers with the terms of our arrangements with them;

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

     o    changes in labor relations and costs;

     o the performance of the investments in our pension plans against the level expected;

     o changes in our evaluation of goodwill recorded on our consolidated balance sheets;

     o our ability to refinance the Credit Agreement prior to its maturity in 2008, which will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our then outstanding indebtedness and other factors including market conditions; and

     o other factors described elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to our operations result primarily from changes in interest rates. In the normal course of business, we also have limited foreign currency risk associated primarily with our Canadian operations and risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

     Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objectives, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2003 and 2002, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 31 percent and 39 percent of our total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the Credit Agreement. You should also read Notes 4, 9 and 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

     Based on the average outstanding amount of our variable rate indebtedness in 2003, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2003 interest expense by an aggregate of approximately $3.9 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2003.

Foreign Currency Exchange Rate Risk

     We do not conduct a significant portion of our manufacturing or sales activity in foreign markets. Presently, our foreign activities are conducted primarily in Canada. Since we do not have significant foreign operations, we do not believe it is necessary to enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk.

Commodity Pricing Risk

     We purchase commodities for our products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

     We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage up to a significant portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2003 and 2002, we entered into natural gas swap agreements to hedge approximately 40 percent and 80 percent, respectively, of our exposure to fluctuations in natural gas prices. At December 31, 2003, we had entered into natural gas swap agreements to hedge approximately 25 percent of our expected 2004 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 10 to our Consolidated Financial Statements included elsewhere in this Annual Report which outlines the terms necessary to evaluate these transactions.

     Based on our natural gas usage in 2003, a ten percent change in natural gas costs would have impacted our 2003 cost of goods sold by approximately $1.5 million, after taking into account the average outstanding notional amount of our natural gas swap agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A.  Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, as of the end of the period covered by this Annual Report our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Annual Report has been made known to them in a timely fashion.

     There were no changes in our internal controls over financial reporting during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 27, 2004 in the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated here in this Annual Report by this reference.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 27, 2004 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and is incorporated here in this Annual Report by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 27, 2004 in the sections entitled "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," and is incorporated here in this Annual Report by this reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 27, 2004 in the section entitled "Certain Relationships and Related Transactions," and is incorporated here in this Annual Report by this reference.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 27, 2004 in the section entitled "Ratification of Appointment of Independent Auditor" and is incorporated here in this Annual Report by this reference.



                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)
Financial Statements:

Report of Independent Auditors.....................................................................           F-1

Consolidated Balance Sheets at December 31, 2003 and 2002..........................................           F-2

Consolidated Statements of Income for the years ended December 31, 2003, 2002
     and 2001......................................................................................           F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
     December 31, 2003, 2002 and 2001..............................................................           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002
     and 2001......................................................................................           F-5

Notes to Consolidated Financial Statements.........................................................           F-6


Schedules:

I. Condensed Financial Information of Registrant:
                Condensed Balance Sheets of Silgan Holdings Inc. (Parent Company) at
                          December 31, 2003 and 2002.................................................         F-45

                Condensed Statements of Income of Silgan Holdings Inc. (Parent Company)
                        for the years ended December 31, 2003, 2002 and 2001.........................         F-46

                Condensed Statements of Cash Flows of Silgan Holdings Inc. (Parent
                        Company) for the years ended December 31, 2003, 2002 and 2001................         F-47

                Notes to Condensed Financial Statements..............................................         F-48

II. Valuation and Qualifying Accounts for the years ended December 31,
                2003, 2002 and 2001..................................................................         F-50


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

   4.1 Indenture, dated as of November 14, 2003, between Silgan Holdings and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to
          Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-11893).

   4.2 Form of Silgan Holdings 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-11893).

   4.3 Registration Rights Agreement dated as of October 30, 2003 between Silgan Holdings and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-11893).

  10.1 Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

  10.2 Credit Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other Revolving Borrower party thereto from time to time, each other Incremental Term Loan Borrower party thereto from time to time, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A. and Citicorp USA, Inc., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc. and Fleet National Bank, as Co-Documentation Agents, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and Deutsche Bank Securities Inc., Banc of America Securities LLC and Salomon Smith Barney Inc., as Joint Book Managers (incorporated by reference to
          Exhibit 99.1 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.3 First Amendment to the Credit Agreement dated as of November 4, 2003 among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, the Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-11893).

Exhibit
Number                             Description
-------                            -----------

  10.4 US Security Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.5 US Pledge Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.6 US Borrower/Subsidiaries Guaranty, dated as of June 28, 2002, made by each of Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Corporation, Silgan LLC, RXI Plastics, Inc. and Silgan Vacuum Closure Holding Company in favor of the creditors thereunder (incorporated by reference to Exhibit 99.4 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.7 Asset Purchase Agreement, dated as of June 2, 1995, between American National Can Company and Silgan Containers (incorporated by reference to Exhibit 1 filed with our Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

  10.8 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to
          Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

  10.9 Underwriting Agreement, dated as of February 13, 1997, among Silgan Holdings, Silgan Corporation, Silgan Containers, Silgan Plastics, The Morgan Stanley Leveraged Equity Fund II, L.P., Bankers Trust New York Corporation and the underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.40 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  10.10 Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.17 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

 +10.11 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

Exhibit
Number                             Description
-------                            -----------


 +10.12 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell
          F.  Gervais and Aim  Packaging,  Inc.  (incorporated  by  reference to
          Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

 +10.13 Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

 +10.14 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.15 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.16 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 +10.17   Form  of   Silgan  Holdings   Nonstatutory  Stock   Option   Agreement
          (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  10.18 Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

*+10.19   Silgan Holdings Inc. Senior Executive Performance Plan.

 *12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

 *14 Code of Ethics applicable to Silgan Holdings' principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions.

 *21      Subsidiaries of the Registrant.

 *23      Consent of Ernst & Young LLP.

 *31.1 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

 *31.2 Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
Number                             Description
-------                            -----------

 *31.3 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

 *32.1 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

 *32.2 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

 *32.3 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.


(b)      Reports on Form 8-K:

     1.   On October 23, 2003, we filed a Current Report on Form 8-K pursuant to
          Item 12 thereof related to the press release we issued reporting our earnings for the three and nine month periods ended September 30, 2003.

     2.   On October 30, 2003, we filed a Current Report on Form 8-K pursuant to
          Item 5 thereof related to the press release we issued to announce our planned offering of senior subordinated notes.

     3. On November 14, 2003, we filed a Current Report on Form 8-K pursuant to Items 5 and 9 thereof related to the press release we issued announcing that we had (i) completed a private placement of $200 million of our 6 3/4% Notes, (ii) received commitments for a $200 million additional term loan borrowing under our senior secured credit facility, and (iii) issued a notice to redeem our remaining 9% Debentures, using proceeds from such private placement and term loan borrowings as well as other funds.

-----------------
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SILGAN HOLDINGS INC.



Date:  March 15, 2004                    By  /s/ R. Philip Silver
                                             --------------------------
                                             R. Philip Silver
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----
                              Chairman of the Board and
                              Co-Chief Executive Officer
/s/ R. Philip Silver         (Principal Executive Officer)       March 15, 2004
-----------------------
(R. Philip Silver)

                            President, Co-Chief Executive
                                Officer and Director
/s/ D. Greg Horrigan        (Principal Executive Officer)        March 15, 2004
-----------------------
(D. Greg Horrigan)

/s/ John W. Alden                    Director                    March 15, 2004
-----------------------
(John W. Alden)

/s/ Jeffrey C. Crowe                 Director                    March 15, 2004
-----------------------
(Jeffrey C. Crowe)

/s/ William C. Jennings              Director                    March 15, 2004
-----------------------
(William C. Jennings)

/s/ Edward A. Lapekas                Director                    March 15, 2004
-----------------------
(Edward A. Lapekas)

                           Executive Vice President and
                             Chief Financial Officer
/s/ Anthony J. Allott      (Principal Financial Officer)         March 15, 2004
-----------------------
(Anthony J. Allott)

                           Vice President and Controller
/s/ Nancy Merola           (Principal Accounting Officer)        March 15, 2004
-----------------------
(Nancy Merola)

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

     In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 15(a)) present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
January 28, 2004

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                  (Dollars in thousands, except per share data)

                                                          2003           2002
                                                          ----           ----
Assets
Current assets:
     Cash and cash equivalents ....................   $   12,100     $   58,318
     Trade accounts receivable, less allowances
        of $3,086 and $2,864, respectively ........      159,273        124,657
     Inventories ..................................      320,194        272,836
     Prepaid expenses and other current assets ....       53,731         43,521
                                                      ----------     ----------
         Total current assets .....................      545,298        499,332

Property, plant and equipment, net ................      817,850        705,746
Goodwill, net .....................................      202,421        141,481
Other assets ......................................       55,515         57,399
                                                      ----------     ----------
                                                      $1,621,084     $1,403,958
                                                      ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt ............   $   48,670     $   20,170
     Trade accounts payable .......................      211,639        172,703
     Accrued payroll and related costs ............       65,940         56,238
     Accrued liabilities ..........................       24,518         15,825
                                                      ----------     ----------
         Total current liabilities ................      350,767        264,936

Long-term debt ....................................      953,910        936,655
Other liabilities .................................      195,602        139,275

Commitments and contingencies

Stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized,
       20,958,517 and 20,916,317 shares issued
       and 18,273,042 and 18,230,842 shares
       outstanding, respectively) .................          210            209
     Paid-in capital ..............................      125,758        124,872
     Retained earnings ............................       60,905         18,871
     Accumulated other comprehensive loss .........       (5,675)       (20,467)
     Treasury stock at cost (2,685,475 shares) ....      (60,393)       (60,393)
                                                      ----------     ----------
         Total stockholders' equity ...............      120,805         63,092
                                                      ----------     ----------
                                                      $1,621,084     $1,403,958
                                                      ==========     ==========


                 See notes to consolidated financial statements.


                                         SILGAN HOLDINGS INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                         For the years ended December 31, 2003, 2002 and 2001
                            (Dollars in thousands, except per share data)


                                                                  2003            2002            2001
                                                                  ----            ----            ----
Net sales ..............................................      $2,312,165      $1,988,284      $1,940,994

Cost of goods sold .....................................       2,026,687       1,749,731       1,700,708
                                                              ----------      ----------      ----------

     Gross profit ......................................         285,478         238,553         240,286

Selling, general and administrative expenses ...........         108,393          76,216          78,541

Rationalization charges (credits) ......................           8,993          (5,603)          9,334
                                                              ----------      ----------      ----------

     Income from operations ............................         168,092         167,940         152,411

Interest and other debt expense before loss on
    early extinguishment of debt .......................          78,861          73,789          81,192

Loss on early extinguishment of debt ...................          19,173             983            --
                                                              ----------      ----------      ----------

     Interest and other debt expense ...................          98,034          74,772          81,192

Gain on assets contributed to affiliate ................            --              --             4,908
                                                              ----------      ----------      ----------
     Income before income taxes and equity
         in losses of affiliates .......................          70,058          93,168          76,127

Provision for income taxes .............................          27,743          36,806          30,222
                                                              ----------      ----------      ----------

     Income before equity in losses of affiliates ......          42,315          56,362          45,905

Equity in losses of affiliates .........................            (281)         (2,554)         (4,140)
                                                              ----------      ----------      ----------

     Net income ........................................      $   42,034      $   53,808      $   41,765
                                                              ==========      ==========      ==========


Basic net income per share .............................           $2.30           $2.97           $2.35
                                                                   =====           =====           =====

Diluted net income per share ...........................           $2.28           $2.93           $2.31
                                                                   =====           =====           =====


                          See notes to consolidated financial statements.

                                                       SILGAN HOLDINGS INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      For the years  ended  December  31,  2003, 2002 and 2001
                                                (Dollars and shares in thousands)

                                                 Common Stock                  Retained     Accumulated                 Total
                                                 ------------                  Earnings        Other                 Stockholders'
                                                           Par     Paid-in   (Accumulated  Comprehensive  Treasury      Equity
                                                Shares    Value    Capital      Deficit)   Income (Loss)   Stock     (Deficiency)
                                                ------    -----    -------   ------------  -------------  --------   -------------
Balance at January 1, 2001 ...............      17,703     $204    $118,099    $(76,702)    $ (1,588)     $(60,393)    $(20,380)

Comprehensive income:

   Net income ............................        --        --         --        41,765         --            --         41,765

   Minimum pension liability, net of
     tax benefit of $1,885 ...............        --        --         --          --         (1,966)         --         (1,966)

   Change in fair value of derivatives,
     net of tax benefit of $2,151 ........        --        --         --          --         (3,267)         --         (3,267)

   Foreign currency translation ..........        --        --         --          --         (1,225)         --         (1,225)
                                                                                                                       --------
   Comprehensive income ..................                                                                               35,307
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $595 ....................         151        1       1,622        --           --            --          1,623

Dilution of investment in
  equity affiliate  ......................        --        --       (1,402)       --           --            --         (1,402)
                                                ------     ----    --------    --------     --------      --------     --------

Balance at December 31, 2001 .............      17,854      205     118,319     (34,937)      (8,046)      (60,393)      15,148

Comprehensive income:

   Net income ............................        --        --         --        53,808         --            --         53,808

   Minimum pension liability, net of
     tax benefit of $8,336 ...............        --        --         --          --        (12,792)         --        (12,792)

   Change in fair value of
    derivatives, net of tax
      provision of $314 ..................        --        --         --          --            453          --            453

   Foreign currency translation ..........        --        --         --          --            (82)         --            (82)
                                                                                                                       --------
   Comprehensive income ..................                                                                               41,387
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $2,254 ..................         377        4       6,553        --           --            --          6,557
                                                ------     ----    --------    --------     --------      --------     --------
Balance at December 31, 2002 .............      18,231      209     124,872      18,871      (20,467)      (60,393)      63,092

Comprehensive income:

   Net income ............................        --        --         --        42,034         --            --         42,034

   Minimum pension liability, net of
    tax provision of $3,961 ..............        --        --         --          --          6,106          --          6,106

   Change in fair value of
    derivatives, net of tax
     provision of $1,338 .................        --        --         --          --          2,053          --          2,053

   Foreign currency translation ..........        --        --         --          --          6,633          --          6,633
                                                                                                                       --------
   Comprehensive income ..................                                                                               56,826
                                                                                                                       --------
Stock option exercises, including
  tax benefit of $240 ....................         42         1         886        --           --            --            887
                                                ------     ----    --------    --------     --------      --------     --------
Balance at December 31, 2003 .............      18,273     $210    $125,758    $ 60,905     $ (5,675)     $(60,393)    $120,805
                                                ======     ====    ========    ========     ========      ========     ========

                                          See notes to consolidated financial statements.



                                                  SILGAN HOLDINGS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 2003, 2002 and 2001
                                                 (Dollars in thousands)


                                                                              2003             2002           2001
                                                                              ----             ----           ----
Cash flows provided by (used in) operating activities:
     Net income ....................................................       $  42,034      $    53,808      $  41,765
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation .............................................         110,724           94,936         89,772
          Amortization of goodwill and other intangibles ...........             590              779          5,759
          Amortization of debt issuance costs ......................           3,888            2,588          1,675
          Rationalization charges (credits) ........................           8,993           (5,603)         9,334
          Loss on early extinguishment of debt .....................          19,173              983           --
          Equity in losses of affiliates ...........................             457            4,222          4,140
          Gain on assets contributed to affiliate ..................            --               --           (4,908)
          Deferred income tax provision ............................          25,742           25,219         13,852
          Other changes that provided (used) cash, net of
             effects of acquisitions:
               Trade accounts receivable ...........................         (12,465)          20,246         19,179
               Inventories .........................................          28,109          (10,209)         1,220
               Trade accounts payable ..............................          25,328           (1,148)       (34,293)
               Accrued liabilities .................................          (6,443)         (12,273)         4,312
               Other, net ..........................................         (11,224)         (10,255)        (8,824)
                                                                           ---------      -----------      ---------
          Net cash provided by operating activities ................         234,906          163,293        142,983
                                                                           ---------      -----------      ---------

Cash flows provided by (used in) investing activities:
     Investment in equity affiliate ................................            --               --           (3,039)
     Proceeds from equity affiliate ................................            --               --           32,388
     Purchases of businesses, net of cash acquired .................        (207,793)            --             --
     Capital expenditures ..........................................        (105,912)        (119,160)       (93,042)
     Proceeds from asset sales .....................................           3,739            1,915          3,901
                                                                           ---------      -----------      ---------
          Net cash used in investing activities ....................        (309,966)        (117,245)       (59,792)
                                                                           ---------      -----------      ---------

Cash flows provided by (used in) financing activities:
     Borrowings under revolving loans ..............................         905,800        1,163,580        710,749
     Repayments under revolving loans ..............................        (880,800)      (1,496,605)      (746,719)
     Proceeds from stock option exercises ..........................             647            4,303          1,028
     Proceeds from issuance of long-term debt ......................         550,000          656,000           --
     Repayments of long-term debt ..................................        (540,545)        (310,573)       (50,313)
     Debt issuance costs ...........................................          (6,260)         (22,444)          --
                                                                           ---------      -----------      ---------
          Net cash provided by (used in) financing activities ......          28,842           (5,739)       (85,255)
                                                                           ---------      -----------      ---------

Cash and cash equivalents:
     Net (decrease) increase .......................................         (46,218)          40,309         (2,064)
     Balance at beginning of year ..................................          58,318           18,009         20,073
                                                                           ---------      -----------      ---------
     Balance at end of year ........................................       $  12,100      $    58,318      $  18,009
                                                                           =========      ===========      =========

Interest paid ......................................................       $  93,514      $    73,251      $  85,825
Income taxes paid, net of refunds ..................................           2,803           14,374          8,308




                                  See notes to consolidated financial statements.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc., or Holdings, conducts its business through its wholly owned operating subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. We are engaged in the manufacture and sale of steel and aluminum containers for human and pet food, metal, composite and plastic closures for food and beverage products and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our businesses are principally based in the United States.

Basis of Presentation. The consolidated financial statements include the accounts of Holdings and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

The principal functional currency for our foreign operations is the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. The carrying values of these assets approximate their fair values. As a result of our cash management system, checks issued and presented to the banks for payment may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $99.4 million at December 31, 2003 and $88.3 million at December 31, 2002 are included in trade accounts payable.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis, or LIFO.

Property, Plant and Equipment, Net. Property, plant and equipment, net is stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Design and development costs for molds, dies and other tools that we do not own and that will be used to produce products that will be sold under long-term supply arrangements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment, Net (continued). Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.0 million in 2003 and $1.4 million in 2002 was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

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

Net income and earnings per share would have been as follows had the provisions of SFAS No. 142 been applied as of January 1, 2001:


                                                     2003          2002          2001
                                                     ----          ----          ----
                                              (Dollars in thousands, except per share data)
Net income:
     Net income ............................       $42,034       $53,808       $41,765
     Add back of goodwill amortization .....          --            --           3,017
                                                   -------       -------       -------
     Adjusted net income ...................       $42,034       $53,808       $44,782
                                                   =======       =======       =======

Basic earnings per share:
     Net income ............................         $2.30         $2.97         $2.35
     Add back of goodwill amortization .....           --            --           0.17
                                                     -----         -----         -----
     Adjusted net income ...................         $2.30         $2.97         $2.52
                                                     =====         =====         =====

Diluted earnings per share:
     Net income ............................         $2.28         $2.93         $2.31
     Add back of goodwill amortization .....           --            --           0.17
                                                     -----         -----         -----
     Adjusted net income ...................         $2.28         $2.93         $2.48
                                                     =====         =====         =====

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies (continued)

Goodwill, Net (continued). SFAS No. 142 also requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. We completed our 2003 review and determined that goodwill was not impaired. Changes in the carrying amount of goodwill, net are as follows:


                                                       Metal Food        Plastic
                                                       Containers      Containers          Total
                                                       ----------      ----------          -----
                                                                  (Dollars in thousands)

          Balance at December 31, 2001 ........         $ 47,680         $93,785         $141,465
          Currency translation ................             --                16               16
                                                        --------         -------         --------
          Balance at December 31, 2002 ........           47,680          93,801          141,481
          Acquisitions ........................           55,350           5,050           60,400
          Currency translation ................             --               540              540
                                                        --------         -------         --------
          Balance at December 31, 2003 ........         $103,030         $99,391         $202,421
                                                        ========         =======         ========



Goodwill, net for our metal food container business includes accumulated amortization of $14.7 million at both December 31, 2003 and 2002. Goodwill, net for our plastic container business includes accumulated amortization of $11.1 million and $10.9 million at December 31, 2003 and 2002, respectively.

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

Other Assets. Other assets consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 10 years) and an intangible pension asset.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies (continued)

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

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 requires all derivative instruments to be recorded in the Consolidated Balance Sheets at their fair values. Changes in the fair values of derivatives will be recorded each period in earnings or other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, did not have a significant impact on our financial position or results of operations.

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. Income taxes are calculated for Holdings, Silgan Equipment Company, or Silgan Equipment, and the acquired steel container manufacturing business of Campbell Soup Company, or CS Can, on a separate return basis. U.S. income taxes have not been provided on the accumulated earnings of our foreign subsidiaries since these earnings are expected to be permanently reinvested.

Revenue Recognition. Revenues are recognized when goods are shipped and the title and risk of loss pass to the customer. Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of goods sold in our Consolidated Statements of Income.

Stock-Based Compensation. We have two stock-based compensation plans, one for key employees and one for non-employee directors. See Note 14 for further discussion. We apply the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant. If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended December 31, 2003, 2002 and 2001, net income and basic and diluted earnings per share would have been as follows:

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued).


                                                                           2003            2002            2001
                                                                           ----            ----            ----
                                                                      (Dollars in thousands, except per share data)

          Net income, as reported ..............................         $42,034         $53,808         $41,765
          Deduct:  Total stock-based employee
             compensation expense determined under
             the fair value method for all stock option
             awards, net of income taxes .......................           1,441           1,165           1,337
                                                                         -------         -------         -------
          Pro forma net income .................................         $40,593         $52,643         $40,428
                                                                         =======         =======         =======

          Earnings per share:
              Basic net income per share - as reported .........           $2.30           $2.97           $2.35
                                                                           =====           =====           =====
              Basic net income per share - pro forma ...........            2.22            2.90            2.27
                                                                           =====           =====           =====

              Diluted net income per share - as reported .......           $2.28           $2.93           $2.31
                                                                           =====           =====           =====
              Diluted net income per share - pro forma .........            2.22            2.88            2.26
                                                                           =====           =====           =====


Recently Adopted Accounting Pronouncements. Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," such that gains or losses from the extinguishment of our debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002 as a result of the refinancing of our previous senior secured credit facility with our new senior secured credit facility was reclassified to loss on early extinguishment of debt in our Consolidated Statements of Income.

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is applicable to exit and disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The adoption of SFAS No. 146 did not have a significant effect on our financial position or results of operations.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.   Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued). In December 2003, the Financial Accounting Standards Board, or the FASB, issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures about plan assets, benefit obligations, expected cash flows and net periodic benefit costs for defined benefit plans. In 2003, we adopted the additional disclosure requirements, except for certain disclosures about estimated future benefit payments which are not required until 2004.

Recently Issued Accounting Pronouncement. In January 2003, the FASB issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 will be effective for us on March 31, 2004. The adoption of FIN No. 46 is not expected to impact our financial position or results of operations.

Note 2.   Acquisitions

In January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. Including additional production capacity installed shortly before the acquisition, the purchase price for the assets was approximately $32 million in cash. Thatcher Tubes had annual net sales of approximately $29 million in 2002. Thatcher Tubes operates as part of our plastic container business.

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap, LLC, or White Cap, joint venture that we did not already own from Amcor White Cap, Inc. for approximately $37 million in cash. Additionally, we refinanced debt of White Cap and purchased equipment subject to a third party lease for approximately $93 million. White Cap had annual net sales of approximately $250 million in 2002. The business operates as part of our metal food container business.

In April 2003, we acquired PCP Can Manufacturing, Inc., or Pacific Coast Can, a subsidiary of Pacific Coast Producers, or Pacific Coast, through which Pacific Coast self-manufactured a majority of its metal food containers. The purchase price was approximately $44 million in cash, including approximately $29 million for inventory. As part of the transaction, we entered into a ten-year supply agreement with Pacific Coast under which Pacific Coast has agreed to purchase from us substantially all of its metal food container requirements. Pacific Coast Can operates as part of our metal food container business.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 2.   Acquisitions (continued)

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the businesses' results of operations have been included in our consolidated operating results from the date of acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision during the first quarter of 2004 when valuations and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Note 3.   Rationalization Charges (Credits) and Acquisition Reserves

2003 Acquisition Plans
----------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions and which will be finalized within one year. As we continue to assess, formulate and finalize our integration plans, there may be revisions to these acquisition reserves during the first quarter of 2004. Currently, these plans include exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility. These plans include the termination of approximately 380 plant and administrative employees and other related plant exit costs. These reserves consisted of employee severance and benefits costs of $4.4 million and plant exit costs of $1.6 million related to the planned closing of the previously discussed acquired facilities. Through December 31, 2003, a total of $1.2 million and $0.5 million has been expended for employee severance and benefits and plant exit costs related to these plans, respectively. At December 31, 2003, these reserves had an aggregate balance of $4.3 million. Cash payments related to these reserves are expected through 2004.

Activity in our 2003 acquisition plans reserves is summarized as follows:


                                                    Employee
                                                   Severance    Plant Exit
                                                 and Benefits     Costs        Total
                                                 ------------     -----        -----
                                                         (Dollars in thousands)

          Balance at December 31, 2002 .....       $  --         $ --         $  --
          2003 Reserves Established ........         4,451        1,559         6,010
          2003 Utilized ....................        (1,167)        (523)       (1,690)
                                                   -------       ------       -------
          Balance at December 31, 2003 .....       $ 3,284       $1,036       $ 4,320
                                                   =======       ======       =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3.   Rationalization Charges (Credits) and Acquisition Reserves (continued)

2003 Rationalization Plans
--------------------------

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility. These plans include the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. Through December 31, 2003, a total of $1.5 million and $0.6 million has been expended for employee severance and benefits and plant exit costs, respectively. At December 31, 2003, these reserves had an aggregate balance of $1.6 million. Additional rationalization charges related to these facility closings are expected in the first quarter of 2004. The timing of certain cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

Activity in our 2003 rationalization plans reserves is summarized as follows:


                                                       Employee                       Non-Cash
                                                      Severance      Plant Exit        Asset
                                                     and Benefits      Costs        Write-Down       Total
                                                     ------------      -----        ----------       -----
                                                                      (Dollars in thousands)


          Balance at December 31, 2002 ..........     $  --           $ --           $  --          $  --
          2003 Rationalization Charge ...........       2,097          1,588           5,308          8,993
          2003 Utilized .........................      (1,502)          (617)         (5,308)        (7,427)
                                                      -------         ------         -------        -------
          Balance at December 31, 2003 ..........     $   595         $  971         $  --          $ 1,566
                                                      =======         ======         =======        =======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3.   Rationalization Charges (Credits) and Acquisition Reserves (continued)

Fairfield Rationalization Plan
------------------------------

During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a rationalization charge of $3.5 million, which consisted of $0.9 million for employee severance and benefits and $2.6 million for plant exit costs. Through December 31, 2003, a total of $2.0 million has been expended relating to this plan. These expenditures consisted of $0.7 million related to employee severance and benefits and $1.3 million for plant exit costs. During 2002, all actions under this plan related to employee severance and benefits were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit. At December 31, 2003, this reserve had a balance of $1.3 million. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected through 2009.

Activity in our Fairfield rationalization plan reserve is summarized as follows:


                                                          Employee
                                                         Severance     Plant Exit
                                                       and Benefits      Costs         Total
                                                       ------------      -----         -----
                                                                (Dollars in thousands)

          Balance at December 31, 2000 .............      $ --          $  --         $  --
          2001 Rationalization Charge ..............        874          2,616         3,490
          2001 Utilized ............................       (637)          (749)       (1,386)
                                                          -----         ------        ------
          Balance at December 31, 2001 .............        237          1,867         2,104
          2002 Rationalization Credit ..............       (237)           --           (237)
          2002 Utilized ............................        --            (273)         (273)
                                                          -----         ------        ------
          Balance at December 31, 2002 .............        --           1,594         1,594
          2003 Utilized ............................        --            (321)         (321)
                                                          -----         ------        ------
          Balance at December 31, 2003 .............      $ --          $1,273        $1,273
                                                          =====         ======        ======



                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3.   Rationalization Charges (Credits) and Acquisition Reserves (continued)

AN Can Acquisition Plan
-----------------------

Acquisition reserves established in connection with our purchase of the Food Metal and Specialty Business of American National Can Company, or AN Can, in 1995 aggregating approximately $49.5 million were recorded pursuant to plans that we began to assess and formulate at the date of the acquisition and which were finalized in 1996. These reserves consisted of employee severance and benefits costs ($26.1 million) for the termination of approximately 500 plant, selling and administrative employees, plant exit costs ($6.6 million) related to the planned closure of the St. Louis, Missouri plant, the downsizing of the Hoopeston, Illinois and Savage, Minnesota facilities and the restructuring of the St. Paul, Minnesota plant and liabilities incurred in connection with the acquisition ($16.8 million). Through December 31, 2003, a total of $49.5 million has been expended related to these plans, which consisted of $26.1 million for employee severance and benefits costs, $6.6 million for plant exit costs and $16.8 million for payment of acquisition related liabilities. During 2003, all actions under this plan were completed.

Activity in our AN Can acquisition plan reserve is summarized as follows:


                                                   Employee
                                                  Severance     Plant Exit    Acquisition
                                                and Benefits      Costs       Liabilities       Total
                                                ------------      -----       -----------       -----
                                                                 (Dollars in thousands)


         Balance at December 31, 2000 .....       $2,364         $2,622         $ 4,000        $ 8,986
         2001 Utilized ....................         (873)          (645)         (2,000)        (3,518)
                                                  ------         ------         -------        -------
         Balance at December 31, 2001 .....        1,491          1,977           2,000          5,468
         2002 Utilized ....................         (744)          (858)         (2,000)        (3,602)
                                                  ------         ------         -------        -------
         Balance at December 31, 2002 .....          747          1,119            --            1,866
         2003 Utilized ....................         (747)        (1,119)           --           (1,866)
                                                  ------         ------         -------        -------
         Balance at December 31, 2003 .....       $ --           $ --           $  --          $  --
                                                  ======         ======         =======        =======


Northtown, Kingsburg and Waukegan Rationalization Plans
-------------------------------------------------------

During 2001, we approved and announced to employees separate plans to exit our Northtown, Missouri and Kingsburg, California metal food container facilities and to cease operation of the composite container department at our Waukegan, Illinois metal food container facility. These decisions resulted in a rationalization charge of $7.0 million. This charge consisted of $4.2 million for the non-cash write-down in carrying value of assets, $1.4 million for employee severance and benefits costs and $1.4 million for plant exit costs.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3.   Rationalization Charges (Credits) and Acquisition Reserves (continued)

Northtown, Kingsburg and Waukegan Rationalization Plans  (continued)
-------------------------------------------------------

During 2002, in order to support new business, we decided to continue to operate our Kingsburg facility and to utilize certain Northtown assets with carrying values that were previously written down as part of this restructuring charge. As a result, we recorded a $2.8 million rationalization credit, which consisted of $2.2 million related to certain assets with carrying values that were previously written down but were placed back in service and $0.6 million for the reversal of rationalization reserves related to employee severance and benefits and plant exit costs. The assets that remained in service were recorded in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value. Also, during 2002, all actions related to our rationalization plans for our Northtown, Missouri and Waukegan, Illinois metal food container manufacturing facilities were completed at amounts less than originally estimated. Accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit.

San Leandro and City of Industry Rationalization Plans
------------------------------------------------------

During 2001, certain assets with carrying values that were previously written down as part of our plans to exit our San Leandro and City of Industry, California metal food container facilities were placed back in service. As a result, we recorded a $1.2 million rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Other Assets
------------

During 2002, we placed certain assets of our metal food container business with carrying values that were previously written down back in service. As a result, we recorded a $2.3 million rationalization credit and recorded those assets in our Consolidated Balance Sheets at their depreciated cost, which approximated fair value.

Summary
-------

Rationalization charges (credits) and for the years ended December 31 are summarized as follows:


                                                        2003       2002        2001
                                                        ----       ----        ----
                                                          (Dollars in thousands)

          2003 Rationalization plans ................  $8,993    $  --       $  --
          Fairfield plan ............................    --         (237)      3,490
          Northtown, Kingsburg and Waukegan plans ...    --       (3,041)      7,033
          San Leandro and City of Industry plans ....    --         --        (1,189)
          Other assets ..............................    --       (2,325)       --
                                                       ------    -------     -------
                                                       $8,993    $(5,603)    $ 9,334
                                                       ======    =======     =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 3.   Rationalization Charges (Credits) and Acquisition Reserves (continued)

Summary (continued)
-------

At December 31, rationalization and acquisition reserves were included in our Consolidated Balance Sheets as follows:

                                          2003       2002
                                          ----       ----
                                       (Dollars in thousands)

          Accrued liabilities .......    $5,572     $1,813
          Other liabilities .........     1,587      1,647
                                         ------     ------
                                         $7,159     $3,460
                                         ======     ======

Note 4.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in our Consolidated Statements of Stockholders' Equity (Deficiency). Amounts included in accumulated other comprehensive income (loss) at December 31 are as follows:

                                                          2003         2002
                                                          ----         ----
                                                        (Dollars in thousands)

          Foreign currency translation ..............   $ 4,635     $ (1,998)
          Change in fair value of derivatives .......      (761)      (2,814)
          Minimum pension liability .................    (9,549)     (15,655)
                                                        -------     --------
            Accumulated other comprehensive loss ....   $(5,675)    $(20,467)
                                                        =======     ========

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive income (loss) for the year ended December 31, 2003, 2002 and 2001 was net losses of $2.2 million, $5.0 million and $2.7 million, net of income taxes, respectively.

We estimate that we will reclassify $3.9 million, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive income (loss) as a charge to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 10 which includes a discussion of hedging activities.

For the year ended December 31, 2002, the foreign currency translation and minimum pension liability components of accumulated other comprehensive income
(loss) included $0.4 million and $5.6 million, respectively, related to our equity investment in White Cap. See Note 8 which includes a discussion of our equity investment in White Cap.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 5.   Inventories

The components of inventories at December 31 are as follows:

                                                  2003          2002
                                                  ----          ----
                                                (Dollars in thousands)

          Raw materials ...................     $ 36,732      $ 31,925
          Work-in-process .................       52,815        50,941
          Finished goods ..................      213,481       171,341
          Spare parts and other ...........       20,267        13,944
                                                --------      --------
                                                 323,295       268,151
          Adjustment to value inventory
             at cost on the LIFO method ...       (3,101)        4,685
                                                --------      --------
                                                $320,194      $272,836
                                                ========      ========

Inventories include $30.3 million and $23.6 million recorded on the first-in, first-out method at December 31, 2003 and 2002, respectively.

Note 6.   Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31 is as follows:

                                                          2003          2002
                                                          ----          ----
                                                       (Dollars in thousands)

          Land ....................................   $   10,060    $    7,943
          Buildings and improvements ..............      168,236       135,499
          Machinery and equipment .................    1,309,756     1,120,617
          Construction in progress ................       60,068        80,626
                                                      ----------    ----------
                                                       1,548,120     1,344,685
          Accumulated depreciation ................     (730,270)     (638,939)
                                                      ----------    ----------
              Property, plant and equipment, net ...  $  817,850    $  705,746
                                                      ==========    ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 7.   Other Assets

Other assets at December 31 are as follows:

                                                 2003         2002
                                                 ----         ----
                                              (Dollars in thousands)

          Debt issuance costs ............     $24,505      $31,121
          Intangible pension asset .......      16,416       10,349
          Other ..........................      19,330       21,784
                                               -------      -------
                                                60,251       63,254
          Accumulated amortization .......      (4,736)      (5,855)
                                               -------      -------
                                               $55,515      $57,399
                                               =======      =======


Note 8.   Investments in Equity Affiliates

Amcor White Cap, LLC
--------------------

Effective July 1, 2001, we formed a joint venture company with Schmalbach-Lubeca AG. The joint venture was a leading supplier of an extensive range of metal and plastic closures to consumer goods packaging companies in the food and beverage industries in North America. The venture operated under the name Amcor White Cap, LLC. We contributed $48.4 million of metal closure assets, including our manufacturing facilities in Evansville and Richmond, Indiana, and $7.1 million of metal closure liabilities to White Cap in return for a 35 percent interest in and $32.4 million of cash proceeds from the joint venture. Net sales of our metal closure business, which was contributed to the White Cap joint venture, totaled $46.3 million in 2001. Schmalbach-Lubeca AG contributed the remaining metal and plastic closure operations to the joint venture. In July 2002, Amcor Ltd. purchased Schmalbach-Lubeca AG's interest in the joint venture.

As discussed in Note 2, in March 2003, we acquired the remaining 65 percent equity interest in the White Cap joint venture that we did not already own. The business now operates under the name Silgan Closures LLC, or Silgan Closures. Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method. For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business.

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9.   Long-Term Debt

Long-term debt at December 31 is as follows:

                                                           2003         2002
                                                           ----         ----
                                                        (Dollars in thousands)
          Bank debt:
             Bank revolving loans .................   $   25,000     $   --
             Bank A term loans ....................       83,330      100,000
             Bank B term loans ....................      691,250      348,250
                                                      ----------     --------
               Total bank debt ....................      799,580      448,250

          Subordinated debt:
             6 3/4% Senior Subordinated Notes .....      200,000         --
             9% Senior Subordinated Debentures ....        --         505,575
             Other ................................        3,000        3,000
                                                      ----------     --------
               Total subordinated debt ............      203,000      508,575
                                                      ----------     --------

          Total debt ..............................    1,002,580      956,825
             Less current portion .................       48,670       20,170
                                                      ----------     --------
                                                      $  953,910     $936,655
                                                      ==========     ========

The aggregate annual maturities of our debt are as follows (dollars in thousands):

          2004 ............       $   48,670
          2005 ............           23,670
          2006 ............           23,670
          2007 ............           23,670
          2008 ............          682,900
          Thereafter ......          200,000
                                  ----------
                                  $1,002,580
                                  ==========

Bank Credit Agreement
---------------------

On June 28, 2002, we completed the refinancing of our previous U.S. senior secured credit facility, or the Previous U.S. Credit Agreement, by entering into a new $850 million senior secured credit facility, or the Credit Agreement. As a result of refinancing our Previous U.S. Credit Agreement, we recorded a loss on early extinguishment of debt of $1.0 million in 2002 for the write-off of unamortized debt issuance costs related to the Previous U.S. Credit Agreement. The Credit Agreement initially provided us with $100 million of A term loans and $350 million of B term loans and also provides us with up to $400 million of revolving loans.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9.   Long-Term Debt (continued)

Bank Credit Agreement  (continued)
---------------------

Pursuant to the Credit Agreement, we also had a $275 million uncommitted incremental term loan facility. The uncommitted incremental term loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance permitted acquisitions, refinance any indebtedness assumed as part of a permitted acquisition, refinance or repurchase subordinated debt and repay outstanding revolving loans.

On March 3, 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement, reducing the uncommitted incremental term loan facility to $125 million. The proceeds were used largely to finance the acquisitions of White Cap and Thatcher Tubes. The terms of this incremental term loan borrowing are the same as those for B term loans under the Credit Agreement.

On November 13, 2003, we amended the Credit Agreement to, among other things, increase the uncommitted incremental term loan facility by $200 million and provide us with greater ability to redeem our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, or any other subordinated indebtedness. This increased our uncommitted incremental term loan facility under the Credit
Agreement to $325 million. On December 15, 2003, we completed a $200 million incremental term loan borrowing under the Credit Agreement. The terms of this incremental term loan borrowing are the same as those for B term loans under the Credit Agreement. We used the proceeds from this incremental term loan to redeem a portion of our outstanding 9% Debentures. Our uncommitted incremental term loan facility under the Credit Agreement at December 31, 2003 was $125 million.

The A term loans and revolving loans mature on June 28, 2008 and the B term loans mature on November 30, 2008. Principal on the A term loans and B term loans is required to be repaid in scheduled annual installments. During 2003, we repaid $16.7 million of A term loans and $7.0 million of B term loans under the Credit Agreement. During 2002, we repaid $1.8 million of B term loans under the Credit Agreement. During 2002, we repaid $119.4 million of A term loans and $186.6 million of B term loans under the Previous U.S. Credit Agreement.

The Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of indebtedness, except proceeds used to refinance other existing indebtedness; with proceeds received from certain assets sales; and, under certain circumstances, with 50 percent of our excess cash flow, as defined in the Credit Agreement. Generally, prepayments are allocated pro rata to the A term loans and B term loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of term loans.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9.   Long-Term Debt (continued)

Bank Credit Agreement (continued)
---------------------

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity. We are required to maintain, for at least one period of 30 consecutive days during each calendar year, total average unutilized revolving loan commitments of at least $90 million. At December 31, 2003, there were $25.0 million of revolving loans outstanding and, after taking into account letters of credit of $22.9 million, borrowings available under the revolving credit facility of the Credit Agreement were $352.1 million.

Borrowings  under  the  Credit  Agreement  may be  designated  as  base  rate or
Eurodollar rate borrowings. The base rate is the higher of the prime lending rate of Deutsche Bank Trust Company Americas or 1/2 of one percent in excess of the overnight federal funds rate. Currently, base rate borrowings bear interest at the base rate plus a margin of 1.25 percent, and Eurodollar rate borrowings bear interest at the Eurodollar rate plus a margin of 2.25 percent. In accordance with the Credit Agreement, the interest rate margin on base rate and Eurodollar rate borrowings is reset quarterly based upon our total leverage ratio, as defined in the Credit Agreement. As of December 31, 2003, the interest rate for Eurodollar rate borrowings was 3.5 percent. There were no base rate borrowings outstanding at December 31, 2003. For 2003, 2002 and 2001, the weighted average annual interest rate paid on term loans was 3.4 percent, 4.0 percent and 6.0 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 3.5 percent, 3.3 percent and 5.3 percent, respectively. We have entered into interest rate swap agreements with an aggregate notional amount of $550 million to convert interest rate exposure from variable rates to fixed rates of interest. See Note 10 which includes a discussion of the interest rate swap agreements.

The Credit  Agreement  provides for the payment of a commitment fee ranging from
0.25 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.50 percent at December 31, 2003). The commitment fee is reset quarterly based on our total leverage ratio.

We may utilize up to a maximum of $50 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as Eurodollar rate loans (2.25 percent at December 31, 2003) and to the issuers of letters of credit of a facing fee of 1/4 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9.    Long-Term Debt (continued)

Bank Credit Agreement  (continued)
---------------------

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of our real and personal property. The stock of certain of our subsidiaries has also been pledged as security to the lenders under the Credit Agreement. At December 31, 2003, we had assets of a U.S. subsidiary of $135.2 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including interest coverage and total leverage ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2003, 2002 and 2001, the average amount of revolving loans outstanding, including seasonal borrowings, was $131.0 million, $258.8 million and $497.0 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $260.0 million, $485.3 million and $584.3 million, respectively.

6 3/4% Senior Subordinated Notes
--------------------------------

On November 14, 2003, we issued $200 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The issue price for the 6 3/4% Notes was 100% of their principal amount. Net cash proceeds from this issuance were used to redeem a portion of our 9% Debentures.

The 6 3/4% Notes are general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 6 3/4% Notes is payable semi-annually in cash on the 15th day of each May and November.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 9.   Long-Term Debt (continued)

6 3/4% Senior Subordinated Notes  (continued)
--------------------------------

The 6 3/4% Notes are redeemable, at the option of Holdings, in whole or in part, at any time after November 15, 2008 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning November 15, of the years set forth below:

          Year                 Redemption Price
          ----                 ----------------

          2008 ............        103.375%
          2009 ............        102.250%
          2010 ............        101.125%
          Thereafter ......        100.000%

Upon the occurrence of a change of control, as defined in the indenture relating to the 6 3/4% Notes, Holdings is required to make an offer to purchase the 6 3/4% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of purchase.

The indenture relating to the 6 3/4% Notes contains covenants which are generally less restrictive than those under the Credit Agreement.

9% Senior Subordinated Debentures
---------------------------------

In 2003, we redeemed all $500 million principal amount of our outstanding 9% Debentures. The redemption price was 103.375% of the principal amount, or $516.9 million, plus accrued and unpaid interest to the redemption date. As permitted under the Credit Agreement and the other documents governing our indebtedness, we funded the redemption with the 6 3/4% Notes, incremental term loans and revolving loans under the Credit Agreement and funds from operations. As a result, in 2003, we recorded a loss on early extinguishment of debt of $19.2 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the 9% Debentures.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 10.  Financial Instruments

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31 (bracketed amounts represent assets):


                                                   2003                      2002
                                           ---------------------     ---------------------
                                           Carrying       Fair       Carrying       Fair
                                            Amount        Value       Amount        Value
                                            ------        -----       ------        -----
                                                        (Dollars in thousands)

     Bank debt .......................     $799,580     $799,580     $448,250     $448,250
     Subordinated debt ...............      200,000      199,250      505,575      518,750
     Interest rate swap agreements ...        3,679        3,679        6,526        6,526
     Natural gas swap agreements .....         (218)        (218)        (569)        (569)



Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of our 6 3/4% Notes and 9% Debentures is estimated based on quoted market prices.

Interest rate and natural gas swap agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2003 and 2002 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

Derivative Instruments and Hedging Activities
---------------------------------------------

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for speculative purposes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 10.  Financial Instruments (continued)

Derivative Instruments and Hedging Activities  (continued)
---------------------------------------------

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2003, 2002 and 2001, ineffectiveness for our hedges reduced net income by $0.5 million, $0.2 million and $0.2 million, respectively, and was recorded primarily in interest and other debt expense in our Consolidated Statements of Income.

The fair value of the outstanding swap agreements in effect at December 31, 2003 and 2002 was recorded in our Consolidated Balance Sheets as a net liability of $3.5 million ($2.4 million in other liabilities, $1.3 million in accrued interest payable and $0.2 million in other assets) and $6.0 million ($5.6 million in other liabilities, $0.9 million in accrued interest payable and $0.5 million in other assets), respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive loss.

Interest Rate Swap Agreements
-----------------------------

We have entered into interest rate swap agreements with major banks to manage a portion of our exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2003 and 2002, the aggregate notional principal amount of these agreements was $550 million (including $100 million notional principal amount that became effective on January 1, 2004) and $375 million, respectively. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 1.3 percent to 3.8 percent and receive floating rates of interest based on three month LIBOR. These agreements mature as follows: $250 million notional principal amount in 2004 and $100 million notional principal amount in each of 2005, 2007 and 2008. The difference between amounts to be paid or received on interest rate swap agreements is recorded as interest expense. Net payments of $4.8 million, $7.2 million and $2.0 million were made under these interest rate swap agreements for the years ended December 31, 2003, 2002 and 2001, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 10.  Financial Instruments (continued)

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with major financial institutions to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 40 percent and 80 percent of our exposure to fluctuations in natural gas prices in 2003 and 2002, respectively. At December 31, 2003 and 2002, the aggregate notional principal amount of these agreements was 0.7 million and 0.9 million MMBtu of natural gas, respectively. These agreements are with institutions that are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed natural gas prices ranging from $4.18 to $5.46 per MMBtu and receive a NYMEX-based natural gas price. These agreements mature in 2004 (0.6 million MMBtu notional principal amount) and 2005 (0.1 million MMBtu notional principal amount). Gains and losses on these natural gas swap agreements are deferred and recognized when the related costs are recorded to cost of goods sold. Payments received under these natural gas swap agreements were $1.2 million during 2003. Payments made under these natural gas swap agreements were $1.2 million and $1.3 million during 2002 and 2001, respectively.

Concentration of Credit Risk
----------------------------

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers accounted for approximately 33.0 percent, 34.9 percent and 33.6 percent of our net sales in 2003, 2002 and 2001, respectively. The receivable balances from these customers collectively represented 32.4 percent and 27.4 percent of our trade accounts receivable at December 31, 2003 and 2002, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit pack processing business. Exposure to losses is dependent on each customer's financial position. We perform ongoing credit evaluations of our customers' financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 11.  Commitments and Contingencies

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

          2004 ............         $ 23,806
          2005 ............           21,102
          2006 ............           18,504
          2007 ............           14,812
          2008 ............            9,158
          Thereafter ......           31,696
                                    --------
                                    $119,078
                                    ========

Rent expense was approximately $27.6 million, $23.5 million and $22.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 12.  Retirement Benefits

We sponsor a number of defined benefit and defined contribution pension plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service.

We also sponsor other postretirement benefits plans, including unfunded defined benefit health care and life insurance plans, that provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health care benefits are paid as covered expenses are incurred.

The measurement date for our retirement plans is December 31 of each year.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 12.  Retirement Benefits (continued)

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

                                                                                                         Other
                                                                  Pension Benefits              Postretirement Benefits
                                                             -------------------------         -------------------------
                                                                2003             2002             2003             2002
                                                                ----             ----             ----             ----
                                                                                (Dollars in thousands)


Change in Benefit Obligation
Obligation at beginning of year .....................        $156,295         $137,488         $ 53,755         $ 50,674
   Service cost .....................................          10,047            7,787            2,264            1,385
   Interest cost ....................................          17,757           10,018            5,121            3,584
   Actuarial losses .................................          32,015            5,307           13,689            1,127
   Plan amendments ..................................          12,159              865             --                (71)
   Benefits paid ....................................         (15,252)          (5,170)          (4,869)          (3,252)
   Participants' contributions ......................            --               --                696              308
   Acquisitions .....................................         109,775             --             22,221             --
                                                             --------         --------         --------         --------
Obligation at end of year ...........................         322,796          156,295           92,877           53,755

Change in Plan Assets
Fair value of plan assets at
  beginning of year .................................         112,795           99,960             --               --
   Actual return on plan assets .....................          40,913           (5,986)            --               --
   Employer contributions ...........................          42,584           24,970            4,173            2,944
   Participants' contributions ......................            --               --                696              308
   Benefits paid ....................................         (15,252)          (5,170)          (4,869)          (3,252)
   Acquisitions .....................................          74,763             --               --               --
   Expenses .........................................          (1,245)            (979)            --               --
                                                             --------         --------         --------         --------
Fair value of plan assets at end of year ............         254,558          112,795             --               --

Funded Status
Funded Status .......................................         (68,238)         (43,500)         (92,877)         (53,755)
   Unrecognized actuarial loss ......................          37,559           30,474           20,629            6,781
   Unrecognized prior service cost ..................          22,831           14,504               29               34
                                                             --------         --------         --------         --------
Net (liability) asset recognized ....................        $ (7,848)        $  1,478         $(72,219)        $(46,940)
                                                             ========         ========         ========         ========

Amounts recognized in the Consolidated
Balance Sheets
   Prepaid benefit cost .............................        $ 21,199         $ 16,516         $   --           $   --
   Accrued benefit cost .............................         (61,273)         (41,958)         (72,219)         (46,940)
   Intangible asset .................................          16,416           10,349             --               --
   Accumulated other comprehensive loss .............          15,810           16,571             --               --
                                                             --------         --------         --------         --------
Net (liability) asset recognized ....................        $ (7,848)        $  1,478         $(72,219)        $(46,940)
                                                             ========         ========         ========         ========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 12.  Retirement Benefits (continued)

The accumulated benefit obligation for all defined benefit plans at December 31, 2003 and 2002 was $295.8 million and $136.3 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $263.2 million, $242.4 million and $200.4 million, respectively, at December 31, 2003 and $156.3 million, $136.3 million and $112.8 million, respectively, at December 31, 2002.

Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

                                                    2003        2002
                                                    ----        ----

          Discount rate ......................      6.25%       7.00%
          Expected return on plan assets .....      9.00%       9.00%
          Rate of compensation increase ......      3.30%       3.60%
          Health care cost trend rate:
             Assumed for next year ...........        10%         11%
             Ultimate rate ...................         5%          5%
             Year that the ultimate rate
                is reached ...................       2009        2009

Our expected return on plan assets is determined by the plan assets' historical long-term investment performance, current and expected asset allocation and estimates of future long-term returns on those types of plan assets.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

                                                                                                           Other
                                                                Pension Benefits                  Postretirement Benefits
                                                       ----------------------------------      ----------------------------
                                                          2003         2002         2001        2003       2002       2001
                                                          ----         ----         ----        ----       ----       ----
                                                                                (Dollars in thousands)

Service cost .....................................     $ 10,047      $ 7,787      $ 7,653      $2,264     $1,385     $1,778
Interest cost ....................................       17,757       10,018        9,472       5,121      3,584      3,640
Expected return on plan assets ...................      (15,337)      (9,144)      (8,754)       --         --         --
Amortization of prior service cost ...............        2,802        2,164        2,108           5          5         15
Amortization of actuarial losses (gains) .........        1,372           58          (93)        320         57         23
Settlement or curtailment loss ...................          149         --            151        --         --         --
                                                       --------      -------      -------      ------     ------     ------
Net periodic benefit cost ........................     $ 16,790      $10,883      $10,537      $7,710     $5,031     $5,456
                                                       ========      =======      =======      ======     ======     ======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 12.  Retirement Benefits (continued)

Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

                                                    2003      2002      2001
                                                    ----      ----      ----

          Discount rate ......................      7.00%     7.25%     7.50%
          Expected return on plan assets .....      9.00%     9.00%     9.00%
          Rate of compensation increase ......      3.60%     3.60%     3.75%
          Health care cost trend rate ........        11%        9%        9%

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:


                                                               1-Percentage    1-Percentage
                                                              Point Increase  Point Decrease
                                                              --------------  --------------
                                                                  (Dollars in thousands)
          Effect on service and interest cost .............      $  957          $  (762)
          Effect on postretirement benefit obligation .....       9,693           (8,102)


In December 2003, the U.S. enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Specific authoritative guidance on the accounting for the federal subsidy is pending, and therefore we have elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. As a result, in accordance with FSP No. 106-1, our accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not reflect the effects of the Act on the plans. Specific authoritative guidance, when issued, could require us to change previously reported information.

We participate in several multi-employer pension plans which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2003, 2002 and 2001 were $5.7 million, $4.7 million and $4.6 million, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 12.  Retirement Benefits (continued)

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $7.7 million in 2003, $6.4 million in 2002 and $6.2 million in 2001.

Plan Assets
-----------

The weighted-average asset allocation for our pension plans at December 31 was as follows:

                                                2003          2002
                                                ----          ----

          Equity securities ............         57%           50%
          Debt securities ..............         40%           36%
          Cash and cash equivalents ....          3%           14%
                                                ----          ----
                                                100%          100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58%/42% allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. At December 31, 2003 and 2002, the timing of our cash contributions resulted in a higher than targeted investment in cash and cash equivalents.

Based on current tax law,  the  minimum  required  contributions  to our pension plans are expected to be approximately $6.1 million in 2004. However, this estimate is subject to change based on current tax proposals before Congress, as well as asset performance significantly above or below the assumed long-term rate of return on plan assets. It has been our practice to make contributions in accordance with ERISA minimum requirements, except that under certain circumstances we may make contributions, up to the extent they are tax deductible, in excess of the minimum amounts required in order to reduce our unfunded pension liability.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 13.  Income Taxes

The components of the provision for income taxes are as follows:


                                                                2003          2002         2001
                                                                ----          ----         ----
                                                                     (Dollars in thousands)
          Current:
               Federal .................................      $(1,081)      $ 5,527      $11,618
               State ...................................         (194)          843        1,372
               Foreign .................................        3,100         3,549        3,380
                                                              -------       -------      -------
                   Current income tax provision ........        1,825         9,919       16,370


          Deferred:
               Federal .................................       22,885        22,825       12,378
               State ...................................        2,763         2,325        2,182
               Foreign .................................           94            69         (708)
                                                              -------       -------      -------
                   Deferred income tax provision .......       25,742        25,219       13,852
                                                              -------       -------      -------
                                                              $27,567       $35,138      $30,222
                                                              =======       =======      =======


The provision for income taxes is included in our Consolidated Statements of Income as follows:


                                                                2003          2002         2001
                                                                ----          ----         ----
                                                                     (Dollars in thousands)

          Income before equity in losses of affiliates ...    $27,743       $36,806      $30,222
          Equity in losses of affiliates .................       (176)       (1,668)        --
                                                              -------       -------      -------
                                                              $27,567       $35,138      $30,222
                                                              =======       =======      =======



The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:


                                                                2003          2002         2001
                                                                ----          ----         ----
                                                                     (Dollars in thousands)
          Income taxes computed at the statutory
              U.S. federal income tax rate ...............    $24,360       $31,131      $26,644
          State income taxes, net of federal
              tax benefit ................................      3,174         3,148        2,702
          Tax liabilities no longer required .............     (2,420)         --           --
          Amortization of goodwill .......................       --            --          1,309
          Valuation allowance ............................      1,488          --           --
          Other ..........................................        965           859         (433)
                                                              -------       -------      -------
                                                              $27,567       $35,138      $30,222
                                                              =======       =======      =======

        Effective tax rate ...............................       39.6%         39.5%        39.7%


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 13.  Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Significant components of our deferred tax assets and liabilities at December 31 are as follows:



                                                                       2003             2002
                                                                       ----             ----
                                                                       (Dollars in thousands)
     Deferred tax assets:
          Pension and postretirement liabilities ...........       $  35,421        $  25,394
          Rationalization and other accrued liabilities ....          22,247           16,863
          AMT and other credit carryforwards ...............          30,089           30,272
          Net operating loss carryforwards .................          27,251           29,226
          Other ............................................          27,334           10,897
                                                                   ---------        ---------
              Total deferred tax assets ....................         142,342          112,652

     Deferred tax liabilities:
          Property, plant and equipment ....................        (134,588)        (115,494)
          Other ............................................          (9,838)         (11,998)
                                                                   ---------        ---------
              Total deferred tax liabilities ...............        (144,426)        (127,492)
                                                                   ---------        ---------

     Valuation allowance ...................................         (18,713)          (6,878)
                                                                   ---------        ---------
     Net deferred tax liability ............................       $ (20,797)       $ (21,718)
                                                                   =========        =========


At December 31, 2003 and 2002, the net deferred tax liability in our Consolidated Balance Sheets is comprised of current deferred tax assets of $39.7 million and $29.5 million, respectively, and long-term deferred tax liabilities of $60.5 million and $51.3 million, respectively.

The valuation allowance in 2003 includes deferred tax assets of $10.3 million resulting from operations acquired. Subsequent recognition of these tax benefits, if any, will be allocated to reduce goodwill of the acquired operations. The valuation allowance also includes current year losses of certain foreign operations of $1.5 million, capital loss carryforwards of $4.1 million and state and local net operating loss and credit carryforwards totaling $2.8 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 13.  Income Taxes (continued)

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except CS Can and Silgan Equipment, which file separate consolidated U.S. federal income tax returns. At December 31, 2003, we had net operating loss carryforwards, or NOLs, of approximately $5.2 million that are available to offset future consolidated taxable income (excluding CS Can and Silgan Equipment) and that expire in 2012. At December 31, 2003, CS Can had NOLs of approximately $53.7 million that are available to offset its future taxable income and that expire from 2019 through 2022. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based upon estimated future taxable income and the reversal of temporary differences in future periods.

At December 31, 2003, we had $26.0 million of alternative minimum tax credits and CS Can has $0.3 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments. We also had state tax NOLs of approximately $5.2 million that are available to offset future taxable income and that expire from 2004 to 2022.

Pre-tax income of our Canadian subsidiaries was $9.4 million in 2003, $11.1 million in 2002 and $10.7 million in 2001. At December 31, 2003, approximately $36.3 million of accumulated earnings of our Canadian subsidiaries are expected to be permanently reinvested. Accordingly, applicable U.S. federal income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable to estimate.

Note 14.  Stock Option Plans

We have established a stock option plan, or the Plan, for key employees pursuant to which options to purchase shares of our common stock may be granted. The Plan authorizes grants of non-qualified or incentive stock options to purchase shares of our common stock. A maximum of 3,533,417 shares may be issued for stock options under the Plan. As of December 31, 2003, there were options for 496,374 shares of our common stock available for future issuance under the Plan. The exercise price of the stock options granted under the Plan is the fair market value of our common stock on the grant date. The stock options granted under the Plan generally vest ratably over a four to five year period beginning one year after the grant date and have a term of seven to ten years.

We have also established a stock option plan, or the Directors' Plan, for non-employee directors pursuant to which options to purchase shares of our common stock may be granted. The Directors' Plan authorizes grants of non-qualified stock options to purchase shares of our common stock. A maximum of 60,000 shares may be issued for stock options under the Directors' Plan. As of December 31, 2003, there were options for 51,000 shares of our common stock available for future issuance under the Directors' Plan. The exercise price of the stock options granted under the Directors' Plan is the fair market value of our common stock on the grant date. The stock options granted under the Directors' Plan generally vest six months after the grant date and have a term of ten years.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 14.  Stock Option Plans (continued)

The following is a summary of stock option activity for years ended December 31, 2003, 2002 and 2001:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------    ----------------

  Options outstanding at December 31, 2000 .....    1,188,465        $12.71
                                                    =========

       Granted .................................      100,000        $20.76
       Exercised ...............................     (150,773)         6.82
       Canceled ................................        --             --
                                                    ---------
  Options outstanding at December 31, 2001 .....    1,137,692         14.20
                                                    =========

       Granted .................................      151,440        $37.89
       Exercised ...............................     (377,172)        11.41
       Canceled ................................     (144,600)        15.57
                                                    ---------
  Options outstanding at December 31, 2002 .....      767,360         19.99
                                                    =========

       Granted .................................      231,500        $29.18
       Exercised ...............................      (42,200)        15.33
       Canceled ................................      (29,800)        17.97
                                                    ---------
  Options outstanding at December 31, 2003 .....      926,860         22.56
                                                    =========

At December 31, 2003, 2002 and 2001, the remaining contractual life of options outstanding was 6.7 years, 7.4 years and 7.0 years, respectively, and there were 346,048, 220,280 and 402,372 options exercisable with weighted average exercise prices of $18.71, $17.88 and $12.26, respectively.

The following is a summary of stock options outstanding and exercisable at December 31, 2003 by range of exercise price:

                                        Outstanding                                  Exercisable
                       -----------------------------------------------       ---------------------------
    Range of                           Remaining          Weighted                          Weighted
    Exercise                          Contractual          Average                           Average
     Prices            Number         Life (Years)      Exercise Price       Number       Exercise Price
    --------           ------         ------------      --------------       ------       --------------
$ 7.25 - $ 9.81         42,000            6.6               $ 8.84            19,600          $ 8.77
 11.63 -  17.00        402,920            6.1                14.26           206,360           14.35
 20.25 -  30.19        175,500            6.6                22.31            80,500           22.99
 31.90 -  42.22        306,440            7.6                35.50            39,588           37.67
                       -------                                               -------
                       926,860                                               346,048
                       =======                                               =======



The weighted average fair value of options granted was $16.08, $25.49 and $14.01 for 2003, 2002 and 2001, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 14.  Stock Option Plans (continued)

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2003, 2002 and 2001:

                                               2003      2002      2001
                                               ----      ----      ----

      Risk-free interest rate ..........        3.7%      5.4%      4.5%
      Expected volatility ..............       56.7%     59.6%     60.3%
      Dividend yield ...................        --        --        --
      Expected option life (years) .....          6         8         8


Note 15.  Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock from time to time in the open market, through privately negotiated transactions or through block purchases. Our repurchases of common stock are recorded as treasury stock and result in a charge to stockholders' equity. As of December 31, 2003, we had repurchased 2,708,975 shares of our common stock for $61.0 million.

Note 16.  Earnings Per Share

The components of the calculation of earnings per share are as follows:


                                                              2003      2002      2001
                                                              ----      ----      ----
                                                         (Dollars and shares in thousands)

      Net income ........................................   $42,034   $53,808   $41,765
                                                            =======   =======   =======

      Weighted average number of shares used in:
          Basic earnings per share ......................    18,249    18,135    17,777
          Assumed exercise of employee stock options ....       165       242       304
                                                             ------    ------    ------
          Diluted earnings per share ....................    18,414    18,377    18,081
                                                             ======    ======    ======


Options to purchase 135,940 to 233,440 shares of common stock at prices ranging from $22.13 to $42.22 per share for 2003, 16,494 to 174,223 shares of common stock at prices ranging from $25.15 to $42.22 per share for 2002 and 172,826 to 842,289 shares of common stock at prices ranging from $11.63 to $36.75 per share for 2001 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 17.  Related Party Transactions

Prior to 2003, pursuant to management services agreements, or the Management Agreements, entered into between each of Holdings, Containers and Plastics and S&H Inc., or S&H, a company wholly owned by R. Philip Silver, the Chairman and Co-Chief Executive Officer of Holdings, and D. Greg Horrigan, the President and Co-Chief Executive Officer of Holdings. S&H provided Holdings and its subsidiaries with general management, supervision and administrative services. The parties to the Management Agreements agreed to terminate the Management Agreements effective January 1, 2003. As a result, Messrs. Silver and Horrigan became employees of Holdings effective January 1, 2003, and neither Holdings nor its subsidiaries made any payment in 2003 under the Management Agreements.

In 2002 and 2001, in consideration for its services, S&H received a fee in an amount equal to 90.909 percent of 4.95 percent of our consolidated EBDIT (as defined in the Management Agreements) until our consolidated EBDIT had reached the scheduled amount set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. We paid $5.2 million and $5.1 million to S&H under the Management Agreements in 2002 and 2001, respectively. These payments to S&H were allocated, based upon EBDIT, as a charge to income from operations of each of our business segments.

During 2001, The Morgan Stanley Leveraged Equity Fund II, L.P., an affiliate of Morgan Stanley & Co. Incorporated, or Morgan Stanley, held a significant amount of our common stock. Additionally, Mr. Abramson, a Managing Director of Morgan Stanley, served as a director of Holdings until July 2003. In 2001, we paid Morgan Stanley $0.5 million for financial advisory services. In 2003, 2002 and 2001, we entered into natural gas swap agreements with Morgan Stanley Capital Group, Inc., or MSCG, an affiliate of Morgan Stanley, for an aggregate notional principal amount of 0.8 million, 0.8 million and 1.0 million MMBtu of natural gas. During 2003, 2002 and 2001, an aggregate notional principal amount of 0.9 million, 0.9 million and 0.1 million MMBtu, respectively, of these natural gas swap agreements were settled under which we received $1.2 million in 2003 from MSCG and paid insignificant amounts to MSCG in 2002 and 2001. In 2003, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley, a combined $2.2 million in underwriting fees related to the issuance of the 6 3/4% Notes and the Credit Agreement. In 2002, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc. a combined $4.9 million in underwriting fees related to the Credit Agreement and the add-on issuance of the 9% Debentures.

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $1.1 million, $0.4 million and $0.7 million in 2003, 2002 and 2001, respectively. Mr. Crowe, a director of Holdings, is the Chairman of the Board, President and Chief Executive Officer of Landstar System, Inc.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 18.  Business Segment Information

We are engaged in the packaging industry and report our results in two business segments: metal food containers and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food and metal, composite and plastic closures for food and beverage products. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production and marketing strategies. Each segment operates primarily in the United States. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

After contributing our metal closures business to the White Cap joint venture in 2001, we reported the results of that business separately for periods prior to the formation of White Cap. After our acquisition of White Cap in 2003, we report the results of Silgan Closures as part of our metal food container business. Therefore, for 2001 we have included the results of the metal closures business with our metal food container business.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 18.  Business Segment Information (continued)

Information for each of the past three years for our business segments is as follows:


                                                 Metal Food         Plastic
                                                Containers(1)     Containers(2)       Corporate          Total
                                                -------------     -------------       ---------          -----
2003
----
Net sales ...............................        $1,750,510         $561,655          $  --           $2,312,165
Depreciation and amortization ...........            70,349           40,925               40            111,314
Segment income from operations ..........           125,938           48,010           (5,856)           168,092

Segment assets ..........................         1,081,463          499,848             --            1,581,311
Capital expenditures ....................            67,610           38,294                8            105,912

2002
----
Net sales ...............................        $1,486,950         $501,334          $  --           $1,988,284
Depreciation and amortization ...........            59,435           36,225               55             95,715
Segment income from operations ..........           120,587           52,916           (5,563)           167,940

Segment assets ..........................           901,628          472,549             --            1,374,177
Capital expenditures ....................            82,836           36,287               37            119,160

2001
----
Net sales ...............................        $1,447,396         $493,598          $  --           $1,940,994
Depreciation and amortization ...........            57,572           37,864               95             95,531
Segment income from operations ..........           111,628           45,992           (5,209)           152,411

Segment assets ..........................           856,336          454,104             --            1,310,440
Capital expenditures ....................            55,630           37,340               72             93,042

-------------------------------

(1) Segment income from operations for the metal food container business includes rationalization charges of $1.2 million in 2003, rationalization credits of $5.4 million in 2002 and net rationalization charges of $5.8 million in 2001. Depreciation and amortization and segment income from operations include goodwill amortization of $2.3 million in 2001.
(2) Segment income from operations for the plastic container business includes rationalization charges of $7.8 million in 2003, a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001. Depreciation and amortization and segment income from operations include goodwill amortization of $2.7 million in 2001.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 18.  Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliates as follows:

                                                    2003       2002       2001
                                                    ----       ----       ----
                                                      (Dollars in thousands)

    Total segment income from operations ......   $168,092   $167,940   $152,411
    Interest and other debt expense ...........     98,034     74,772     81,192
    Gain on assets contributed to affiliate ...      --         --         4,908
                                                  --------   --------   --------

         Income before income taxes and
            equity in losses of affiliates ...    $ 70,058   $ 93,168   $ 76,127
                                                  ========   ========   ========

Total segment assets at December 31 are reconciled to total assets as follows:

                                            2003            2002
                                            ----            ----
                                          (Dollars in thousands)

    Total segment assets .........      $1,581,311      $1,374,177
    Other assets .................          39,773          29,781
                                        ----------      ----------
         Total assets ............      $1,621,084      $1,403,958
                                        ==========      ==========

Financial information relating to our operations by geographic area is as follows:


                                                      2003              2002              2001
                                                      ----              ----              ----
                                                              (Dollars in thousands)
    Net sales:
        United States ....................        $2,241,204        $1,928,058        $1,882,114
        Canada ...........................            65,419            60,226            58,880
        Mexico ...........................             5,542             --                --
                                                  ----------        ----------        ----------
          Total net sales ................        $2,312,165        $1,988,284        $1,940,994
                                                  ==========        ==========        ==========

    Long-lived assets:
        United States ....................        $  985,591        $  824,571
        Canada ...........................            28,058            22,656
        Mexico ...........................             6,622             --
                                                  ----------        ----------
          Total long-lived assets ........        $1,020,271        $  847,227
                                                  ==========        ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note   18.        Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers  segment to Nestle Food Company accounted for
9.5 percent, 12.1 percent and 10.8 percent of our consolidated net sales during 2003, 2002 and 2001, respectively. Sales of our metal food containers segment to Campbell Soup Company accounted for 11.1 percent, 11.4 percent and 12.2 percent of our consolidated net sales during 2003, 2002 and 2001, respectively. Sales of our metal food containers segment to Del Monte Corporation accounted for 10.8 percent, 9.9 percent, and 10.1 percent of our consolidated net sales during 2003, 2002 and 2001, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 19.  Quarterly Results of Operations (Unaudited)

The following table presents our quarterly results of operations for the years ended December 31, 2003 and 2002:

                                                   First        Second         Third         Fourth
                                                   -----        ------         -----         ------
                                                    (Dollars in thousands, except per share data)

2003 (1)
--------
Net sales ..................................     $454,377      $545,240      $760,971      $551,577
Gross profit ...............................       49,597        70,195       102,196        63,490
Net income (loss) ..........................        4,166        13,538        26,763        (2,433)

Basic net income (loss) per share (3) ......        $0.23         $0.74         $1.47        $(0.13)
Diluted net income (loss) per share (3) ....         0.23          0.74          1.45         (0.13)

2002 (2)
--------
Net sales ..................................     $424,256      $456,249      $640,854      $466,925
Gross profit ...............................       52,487        57,427        81,234        47,405
Net income .................................       11,343        10,075        26,198         6,192

Basic net income per share (3) .............        $0.63         $0.56         $1.44         $0.34
Diluted net income per share (3) ...........         0.62          0.55          1.42          0.34

-------------------------
(1) Net income for the third and fourth quarters of 2003 includes rationalization charges of $7.6 million and $1.4 million, respectively. Net income for the third and fourth quarters of 2003 includes a loss on early extinguishment of debt of $1.0 million and $18.2 million, respectively.
(2) Net income for the first, third and fourth quarters of 2002 includes rationalization credits of $2.3 million, $2.6 million and $0.7 million, respectively. Net income for the second quarter of 2002 includes a loss on early extinguishment of debt of $1.0 million.
(3) Earnings per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      SILGAN HOLDINGS INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Dollars in thousands)


                                                         2003            2002
                                                         ----            ----
Assets
Current assets:
   Cash and cash equivalents ...................     $       62      $       62
   Notes receivable - subsidiaries .............         23,670          20,170
   Interest receivable - subsidiaries ..........          2,445           3,792
   Other current assets ........................          8,517           4,297
                                                     ----------      ----------
     Total current assets ......................         34,694          28,321

Notes receivable - subsidiaries ................        950,910         933,655
Investment in and amounts due from
   subsidiaries ................................        111,321          49,838
Other assets ...................................         23,853          31,636
                                                     ----------      ----------
                                                     $1,120,778      $1,043,450
                                                     ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt ...........     $   23,670      $   20,170
   Accrued interest payable ....................          2,445           3,792
   Accounts payable and accrued liabilities ....          4,169             736
                                                     ----------      ----------
     Total current liabilities .................         30,284          24,698

Long-term debt .................................        950,910         933,655
Other liabilities ..............................         18,779          22,005

Stockholders' equity:
   Common stock ................................            210             209
   Paid-in capital .............................        125,758         124,872
   Retained earnings ...........................         60,905          18,871
   Accumulated other comprehensive loss ........         (5,675)        (20,467)
   Treasury stock at cost (2,685,475 shares) ...        (60,393)        (60,393)
                                                     ----------      ----------
     Total stockholders' equity ................        120,805          63,092
                                                     ----------      ----------
                                                     $1,120,778      $1,043,450
                                                     ==========      ==========


                   See notes to condensed financial statements.



                                  SILGAN HOLDINGS INC. (Parent Company)
                                     CONDENSED STATEMENTS OF INCOME
                           For the years ended December 31, 2003, 2002 and 2001
                                           (Dollars in thousands)


                                                             2003          2002         2001
                                                             ----          ----         ----

Net sales ..............................................   $  --         $  --        $  --

Cost of goods sold .....................................      --            --           --
                                                           -------       -------      -------
     Gross profit ......................................      --            --           --

Selling, general and administrative expenses ...........     5,557         4,495        4,879
                                                           -------       -------      -------
     Loss from operations ..............................    (5,557)       (4,495)      (4,879)

Interest and other debt expense ........................      --            --           --
                                                           -------       -------      -------
     Loss before income taxes, equity in losses
        of affiliate and equity in earnings of
             consolidated subsidiaries .................    (5,557)       (4,495)      (4,879)

Benefit from income taxes ..............................    (2,201)       (1,779)      (1,937)
                                                           -------       -------      -------

     Loss before equity in losses of affiliate
        and equity in earnings of consolidated
        subsidiaries ...................................    (3,356)       (2,716)      (2,942)

Equity in losses of affiliate ..........................      --            --         (3,804)
                                                           -------       -------      -------
      Loss before equity in earnings
       of consolidated subsidiaries ....................    (3,356)       (2,716)      (6,746)

Equity in earnings of consolidated subsidiaries ........    45,390        56,524       48,511
                                                           -------       -------      -------

     Net income                                            $42,034       $53,808      $41,765
                                                           =======       =======      =======



                           See notes to condensed financial statements.



                                     SILGAN HOLDINGS INC. (Parent Company)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                             For the years ended December 31, 2003, 2002 and 2001
                                            (Dollars in thousands)

                                                                              2003            2002           2001
                                                                              ----            ----           ----

Cash flows provided by (used in) operating activities:
     Net income ....................................................      $  42,034       $  53,808       $ 41,765
     Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
           Equity in earnings of consolidated subsidiaries .........        (45,390)        (56,524)       (48,511)
           Equity in losses of affiliate ...........................           --              --            3,804
           Deferred income tax benefit .............................         (2,201)         (1,779)        (1,937)
           Changes in other assets and liabilities, net ............          4,910            (360)         7,047
                                                                          ---------       ---------       --------
           Net cash (used in) provided by operating activities .....           (647)         (4,855)         2,168
                                                                          ---------       ---------       --------

Cash flows provided by (used in) investing activities:
     Notes receivable - subsidiaries ...............................        (26,330)       (347,824)        41,758
     Investment in equity affiliate ................................           --              --           (3,039)
                                                                          ---------       ---------       --------
           Net cash (used in) provided by investing activities .....        (26,330)       (347,824)        38,719
                                                                          ---------       ---------       --------

Cash flows provided by (used in) financing activities:
     Proceeds from issuance of long-term debt ......................        550,000         656,000           --
     Repayments of long-term debt ..................................       (523,670)       (307,751)       (41,758)
     Proceeds from stock option exercises ..........................            647           4,303          1,028
                                                                          ---------       ---------       --------
           Net cash provided by (used in) financing activities .....         26,977         352,552        (40,730)
                                                                          ---------       ---------       --------

Cash and cash equivalents:
     Net (decrease) increase .......................................           --              (127)           157
     Balance at beginning of year ..................................             62             189             32
                                                                          ---------       ---------       --------
     Balance at end of year ........................................      $      62       $      62       $    189
                                                                          =========       =========       ========


                                   See notes to condensed financial statements.

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 1.  Basis of Presentation

Silgan Holdings Inc., or Holdings or the Parent Company, has two wholly owned subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. Holdings' investment in its subsidiaries is stated at cost plus its share of the undistributed earnings/losses of its subsidiaries. The Parent Company's financial statements should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.


Note 2.  Long-Term Debt

Long-term debt at December 31 is as follows:

                                                      2003           2002
                                                      ----           ----
                                                    (Dollars in thousands)
Bank debt:
   Bank A term loans .........................     $ 83,330       $100,000
   Bank B term loans .........................      691,250        348,250
                                                   --------       --------
     Total bank debt .........................      774,580        448,250

Subordinated debt:
   6 3/4% Senior Subordinated Notes ..........      200,000           --
   9% Senior Subordinated Debentures .........         --          505,575
                                                   --------       --------
     Total subordinated debt .................      200,000        505,575

Total debt ...................................      974,580        953,825
   Less current portion ......................       23,670         20,170
                                                   --------       --------
                                                   $950,910       $933,655
                                                   ========       ========

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Note 2.  Long-Term Debt (continued)

The aggregate annual maturities of long-term debt at December 31, 2003 are as follows (dollars in thousands):

         2004 ............          $  23,670
         2005 ............             23,670
         2006 ............             23,670
         2007 ............             23,670
         2008 ............            679,900
         Thereafter ......            200,000
                                    ---------
                                     $974,580
                                     ========

As of December 31, 2003 and 2002, the obligations of Holdings had been pushed down to its subsidiaries. In 2003 and 2002, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.


Note 3.  Guarantees

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings' subsidiaries may borrow up to $400 million of revolving loans under the Credit Agreement. Holdings' guarantee under the Credit Agreement is secured by a pledge by Holdings of all of the stock of its subsidiaries.


Note 4.  Dividends from Subsidiaries

For the years ended December 31, 2003, 2002 and 2001, Holdings did not receive any cash dividends from its consolidated subsidiaries accounted for by the equity method.



                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    SILGAN HOLDINGS INC.
                                   For the years ended December 31, 2003, 2002 and 2001
                                                   (Dollars in thousands)



                                                                             Additions
                                                                      ----------------------
                                                       Balance at     Charged to    Charged                        Balance
                                                       beginning      costs and     to other                      at end of
Description                                            of period       expenses     accounts     Deductions        period
-----------                                            ----------     ----------    --------     ----------       ---------

For the year ended December 31, 2003:

Allowance for doubtful
    accounts receivable .........................        $2,864         $  494       $ 27        $  (299)(1)       $3,086
                                                         ======         ======       ====        =======           ======
For the year ended December 31, 2002:

Allowance for doubtful
    accounts receivable .........................        $3,449         $  119       $ --        $  (704)(1)       $2,864
                                                         ======         ======       ====        =======           ======

For the year ended December 31, 2001:

Allowance for doubtful
    accounts receivable .........................        $3,001         $1,697       $(10)       $(1,239)(1)       $3,449
                                                         ======         ======       ====        =======           ======




(1) Uncollectible accounts written off, net of recoveries.

                              INDEX TO EXHIBITS


Exhibit No.                            Exhibit
-----------                            -------

   +10.19           Silgan Holdings Inc. Senior Executive Performance Plan.

    12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

    14 Code of Ethics applicable to Silgan Holdings' principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions.

    21              Subsidiaries of the Registrant.

    23              Consent of Ernst & Young LLP.

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

--------------
+Management contract or compensatory plan or arrangement.