Form 10-Q
period 2004-03-31
SILGAN HOLDINGS INC
filed 2004-05-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,352,842.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                March 31, 2004 and 2003 and December 31, 2003

                Condensed Consolidated Statements of Income for             4
                the three months ended March 31, 2004 and 2003

                Condensed Consolidated Statements of Cash Flows for         5
                the three months ended March 31, 2004 and 2003

                Condensed Consolidated Statements of Stockholders'          6
                Equity for the three months ended March 31, 2004
                and 2003

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.    Management's Discussion and Analysis of Financial          17
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      23
                Risk

     Item 4.    Controls and Procedures                                    23

Part II.  Other Information                                                24

     Item 6.    Exhibits and Reports on Form 8-K                           24

Signatures                                                                 25

Exhibit Index                                                              26

Part I.  Financial Information
Item 1.  Financial Statements


                                            SILGAN HOLDINGS INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                           (Unaudited, see Note 1)



                                                              March 31,        March 31,        Dec. 31,
                                                                2004             2003             2003
                                                                ----             ----             ----

Assets

Current assets
     Cash and cash equivalents ........................     $   18,510       $   31,200       $   12,100
     Trade accounts receivable, net ...................        194,333          182,411          159,273
     Inventories ......................................        392,473          357,636          320,194
     Prepaid expenses and other current assets ........         50,258           41,992           53,731
                                                            ----------       ----------       ----------
         Total current assets .........................        655,574          613,239          545,298

Property, plant and equipment, net ....................        811,891          830,356          817,850
Goodwill, net .........................................        204,710          195,771          202,421
Other assets ..........................................         54,294           56,913           55,515
                                                            ----------       ----------       ----------
                                                            $1,726,469       $1,696,279       $1,621,084
                                                            ==========       ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans .............................     $  164,500       $   78,500       $   25,000
     Current portion of long-term debt ................         23,670           21,670           23,670
     Trade accounts payable ...........................        154,857          139,079          211,639
     Accrued payroll and related costs ................         67,060           69,120           65,940
     Accrued liabilities ..............................         32,702           36,292           24,518
                                                            ----------       ----------       ----------
         Total current liabilities ....................        442,789          344,661          350,767

Long-term debt ........................................        953,910        1,084,989          953,910
Other liabilities .....................................        198,029          196,468          195,602


Stockholders' equity
     Common stock .....................................            210              209              210
     Paid-in capital ..................................        127,920          125,009          125,758
     Retained earnings ................................         71,990           23,037           60,905
     Accumulated other comprehensive loss .............         (7,986)         (17,701)          (5,675)
     Treasury stock ...................................        (60,393)         (60,393)         (60,393)
                                                            ----------       ----------       ----------
         Total stockholders' equity ...................        131,741           70,161          120,805
                                                            ----------       ----------       ----------
                                                            $1,726,469       $1,696,279       $1,621,084
                                                            ==========       ==========       ==========

                                           See accompanying notes.



                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended March 31, 2004 and 2003
            (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)


                                                                  2004            2003
                                                                  ----            ----

Net sales ...............................................       $518,331        $454,377

Cost of goods sold ......................................        456,171         404,780
                                                                --------        --------
     Gross profit .......................................         62,160          49,597

Selling, general and administrative expenses ............         27,626          23,576

Rationalization charges .................................            990            --
                                                                --------        --------
     Income from operations .............................         33,544          26,021

Interest and other debt expense .........................         15,222          18,789
                                                                --------        --------
     Income before income taxes and equity in
          losses of affiliate ...........................         18,322           7,232

Provision for income taxes ..............................          7,237           2,785
                                                                --------        --------
     Income before equity in losses of affiliate ........         11,085           4,447

Equity in losses of affiliate, net of income taxes ......           --               281
                                                                --------        --------
     Net income .........................................       $ 11,085        $  4,166
                                                                ========        ========

Earnings per share:

     Basic net income per share .........................          $0.61           $0.23
                                                                   =====           =====
     Diluted net income per share .......................          $0.60           $0.23
                                                                   =====           =====

Weighted average number of shares:

     Basic ..............................................         18,308          18,235

     Assumed exercise of employee stock options .........            260             108
                                                                  ------          ------

     Diluted ............................................         18,568          18,343
                                                                  ======          ======

                             See accompanying notes.



                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         2004              2003
                                                                         ----              ----
Cash flows provided by (used in) operating activities
     Net income .............................................        $  11,085         $   4,166
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization ......................           29,603            26,639
         Rationalization charges ............................              990              --
         Equity in losses of affiliate ......................             --                 457
         Other changes that provided (used) cash, net of
           effects from acquisitions:
              Trade accounts receivable, net ................          (35,061)          (36,053)
              Inventories ...................................          (72,359)          (35,453)
              Trade accounts payable ........................          (56,782)          (51,373)
              Other, net ....................................           12,179            28,520
                                                                     ---------         ---------
         Net cash used in operating activities ..............         (110,345)          (63,097)
                                                                     ---------         ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired ..........             --            (163,233)
     Capital expenditures ...................................          (24,680)          (27,541)
     Proceeds from asset sales ..............................              738                40
                                                                     ---------         ---------
         Net cash used in investing activities ..............          (23,942)         (190,734)
                                                                     ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans .......................          286,300           173,250
     Repayments under revolving loans .......................         (146,800)          (94,750)
     Proceeds from stock option exercises ...................            1,293               118
     Proceeds from issuance of long-term debt ...............             --             150,000
     Debt issuance costs ....................................              (96)           (1,905)
                                                                     ---------         ---------
         Net cash provided by financing activities ..........          140,697           226,713
                                                                     ---------         ---------

Cash and cash equivalents
     Net increase (decrease) ................................            6,410           (27,118)
     Balance at beginning of year ...........................           12,100            58,318
                                                                     ---------         ---------
     Balance at end of period ...............................        $  18,510         $  31,200
                                                                     =========         =========

Interest paid ...............................................        $  10,079         $   6,465
Income taxes paid, net of refunds ...........................              788            (2,896)



                             See accompanying notes.


                                                             SILGAN HOLDINGS INC.
                                                      CONDENSED CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                             For the three months ended March 31, 2003 and 2004
                                                     (Dollars and shares in thousands)
                                                                (Unaudited)


                                                 Common Stock                               Accumulated
                                                 ------------        Paid-                     other                    Total
                                                           Par        in       Retained    comprehensive  Treasury   stockholders'
                                                Shares    value     capital    earnings    income (loss)   stock        equity
                                                ------    -----    --------    --------    -------------  --------   -------------
Balance at December 31, 2002 .............      18,231     $209    $124,872     $18,871      $(20,467)    $(60,393)    $ 63,092

Comprehensive income:

   Net income ............................        --        --         --         4,166          --           --          4,166

   Change in fair value of derivatives,
     net of tax provision of $329 ........        --        --         --          --             404         --            404

   Foreign currency translation ..........        --        --         --          --           2,362         --          2,362
                                                                                                                       --------
Comprehensive income .....................                                                                                6,932

Stock option exercises, including
  tax benefit of $19 .....................           8      --          137        --            --           --            137
                                                ------     ----    --------     -------      --------     --------     --------
Balance at March 31, 2003 ................      18,239     $209    $125,009     $23,037      $(17,701)    $(60,393)    $ 70,161
                                                ======     ====    ========     =======      ========     ========     ========

Balance at December 31, 2003 .............      18,273     $210    $125,758     $60,905      $ (5,675)    $(60,393)    $120,805

Comprehensive income:

   Net income ............................        --        --         --        11,085          --           --         11,085

   Change in fair value of derivatives,
    net of tax benefit of $1,182 .........        --        --         --          --          (1,814)        --         (1,814)

   Foreign currency translation ..........        --        --         --          --            (497)        --           (497)
                                                                                                                       --------
Comprehensive income .....................                                                                                8,774

Stock option exercises, including
  tax benefit of $869 ....................          80      --        2,162        --            --           --          2,162
                                                ------     ----    --------     -------      --------     --------     --------
Balance at March 31, 2004 ................      18,353     $210    $127,920     $71,990      $ (7,986)    $(60,393)    $131,741
                                                ======     ====    ========     =======      ========     ========     ========



                                                           See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


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

The condensed consolidated balance sheet at December 31, 2003 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," for the three months ended March 31, net income and basic and diluted earnings per share would have been as follows:


                                                                     2004         2003
                                                                     ----         ----
                                                       (Dollars in thousands, except per share data)

Net income, as reported ....................................       $11,085       $4,166
Deduct:  Total stock-based employee
    compensation expense determined under
    fair value method for all stock option
    awards, net of income taxes ............................           475          324
                                                                   -------      -------
Pro forma net income .......................................       $10,610       $3,842
                                                                   =======      =======

Earnings per share:
    Basic net income per share - as reported ...............         $0.61        $0.23
                                                                     =====        =====
    Basic net income per share - pro forma .................          0.58         0.21
                                                                     =====        =====

    Diluted net income per share - as reported .............         $0.60        $0.23
                                                                     =====        =====
    Diluted net income per share - pro forma ...............          0.57         0.21
                                                                     =====        =====


Recently Adopted Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or the FASB, issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 were effective for us on March 31, 2004. The adoption of FIN No. 46 did not effect our financial position or results of operations.

Note 2.  Acquisitions

In January 2003, we acquired substantially all of the assets of Thatcher Tubes LLC and its affiliates, or Thatcher Tubes, a privately held manufacturer and marketer of decorated plastic tubes serving primarily the personal care industry. Including additional production capacity installed shortly before the acquisition, the purchase price for the assets was approximately $32 million in cash. Thatcher Tubes operates as part of our plastic container business.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 2.  Acquisitions  (continued)

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

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the businesses' results of operations have been included in our consolidated operating results from the date of acquisition. The allocation of purchase price was finalized during the first quarter of 2004 when valuations and integration plans were completed.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2003 is summarized as follows:


                                                                 Employee          Plant        Non-Cash
                                                                 Severance         Exit           Asset
                                                                and Benefits       Costs       Write-Down       Total
                                                                ------------       -----       ----------       -----
                                                                                 (Dollars in thousands)


Balance at December 31, 2003
----------------------------
Fairfield Rationalization ..................................      $  --           $1,273         $ --         $ 1,273
2003 Acquisitions ..........................................        3,284          1,036           --           4,320
2003 Rationalizations ......................................          595            971           --           1,566
                                                                  -------         ------         -----        -------
Balance at December 31, 2003 ...............................        3,879          3,280           --           7,159

Activity for the Three Months Ended March 31, 2004
--------------------------------------------------
Fairfield Rationalization ..................................         --              (92)          --             (92)
Finalization of 2003 Acquisition Plan Reserves .............         (103)            88           --             (15)
2003 Acquisition Plan Reserves Utilized ....................       (2,106)          (471)          --          (2,577)
2003 Rationalization Plan Reserves Established .............          480             85           --             565
2003 Rationalization Plan Reserves Utilized ................         (700)          (140)          --            (840)
Benton Harbor Rationalization Reserve Established ..........          173             11           241            425
Benton Harbor Rationalization Reserve Utilized .............         --              --           (241)          (241)
                                                                  -------         ------         -----        -------
Total Activity .............................................       (2,256)          (519)          --          (2,775)

Balance at March 31, 2004
-------------------------
Fairfield Rationalization ..................................         --            1,181           --           1,181
2003 Acquisitions ..........................................        1,075            653           --           1,728
2003 Rationalizations ......................................          375            916           --           1,291
Benton Harbor Rationalization ..............................          173             11           --             184
                                                                  -------         ------         -----        -------
Balance at March 31, 2004 ..................................      $ 1,623         $2,761         $ --         $ 4,384
                                                                  =======         ======         =====        =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves  (continued)

Benton Harbor Rationalization Plan
----------------------------------

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings of $0.4 million, which consisted of $0.2 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. Additional rationalization charges of approximately $0.2 million are expected in the second quarter of 2004, bringing the total expected charges related to this plan to an aggregate of $0.6 million in 2004. Through March 31, 2004, there were no cash payments related to closing this facility. All cash payments related to these reserves are expected in 2004.

2003 Acquisition Plans
----------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first quarter of 2004, we made cash payments totaling $2.6 million related to these plans. At March 31, 2004, these reserves had an aggregate balance of $1.7 million. All cash payments related to these plans are expected in 2004.

2003 Rationalization Plans
--------------------------

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During the first quarter of 2004, additional rationalization charges of $0.6 million were recorded related to these plans. Additional rationalization charges of approximately $0.1 million are expected in the second quarter of 2004, bringing the total expected charges related to these plans to an aggregate of $0.7 million in 2004. During the first quarter of 2004, we made cash payments totaling $0.8 million related to these plans. At March 31, 2004, these reserves had an aggregate balance of $1.3 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 3.  Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:


                                          March 31,     March 31,     Dec. 31,
                                            2004          2003          2003
                                            ----          ----          ----
                                                 (Dollars in thousands)

Accrued liabilities ...............        $2,797        $1,307        $5,572
Other liabilities .................         1,587         1,647         1,587
                                           ------        ------        ------
                                           $4,384        $2,954        $7,159
                                           ======        ======        ======


Note 4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                                 March 31,      March 31,     Dec. 31,
                                                   2004           2003          2003
                                                   ----           ----          ----
                                                        (Dollars in thousands)

Foreign currency translation ................    $ 4,138       $    364       $ 4,635
Change in fair value of derivatives .........     (2,575)        (2,410)         (761)
Minimum pension liability ...................     (9,549)       (15,655)       (9,549)
                                                 -------       --------       -------
   Accumulated other comprehensive loss .....    $(7,986)      $(17,701)      $(5,675)
                                                 =======       ========       =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 5.  Inventories

Inventories consisted of the following:


                                                        March 31,         March 31,         Dec. 31,
                                                          2004              2003              2003
                                                          ----              ----              ----
                                                                  (Dollars in thousands)

Raw materials ...............................          $ 35,119          $ 36,402          $ 36,732
Work-in-process .............................            61,538            53,758            52,815
Finished goods ..............................           280,115           244,690           213,481
Spare parts and other .......................            19,708            20,658            20,267
                                                       --------          --------          --------
                                                        396,480           355,508           323,295
Adjustment to value inventory
    at cost on the LIFO method ..............            (4,007)            2,128            (3,101)
                                                       --------          --------          --------
                                                       $392,473          $357,636          $320,194
                                                       ========          ========          ========


Note 6.  Investment in Affiliate

Prior to March 2003, we held a 35 percent interest in a joint venture company with Amcor Ltd. that was a leading supplier of an extensive range of metal and plastic closures to consumer goods packaging companies in the food and beverage industries in North America. The venture operated under the name Amcor White Cap, LLC. As discussed in Note 2, in March 2003, we acquired the remaining 65 percent equity interest in the White Cap joint venture that we did not already own. The business now operates under the name Silgan Closures LLC, or Silgan Closures.

Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method. For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 7.  Long-Term Debt

Long-term debt consisted of the following:


                                                                March 31,           March 31,           Dec. 31,
                                                                  2004                2003                2003
                                                                  ----                ----                ----
                                                                             (Dollars in thousands)
Bank debt
     Bank revolving loans ..........................          $  164,500          $   78,500          $   25,000
     Bank A term loans .............................              83,330             100,000              83,330
     Bank B term loans .............................             691,250             498,250             691,250
                                                              ----------          ----------          ----------
        Total bank debt ............................             939,080             676,750             799,580

Subordinated debt
     6 3/4% Senior Subordinated Notes ..............             200,000                --               200,000
     9% Senior Subordinated Debentures .............                --               505,409                --
     Other .........................................               3,000               3,000               3,000
                                                              ----------          ----------          ----------
        Total subordinated debt ....................             203,000             508,409             203,000
                                                              ----------          ----------          ----------

Total debt .........................................           1,142,080           1,185,159           1,002,580
     Less current portion ..........................             188,170             100,170              48,670
                                                              ----------          ----------          ----------
                                                              $  953,910          $1,084,989          $  953,910
                                                              ==========          ==========          ==========


In March 2004, we entered into interest rate swap agreements for an aggregate notional principal amount of $150 million. Under these agreements, we will pay a fixed rate of interest of 1.8 percent and receive a floating rate of interest based on three month LIBOR. These agreements mature in March 2006 and are accounted for as cash flow hedges.

At March 31, 2004, amounts expected to be repaid within one year consisted of $164.5 million of bank revolving loans related primarily to seasonal working capital needs and $23.7 million of bank term loans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 8.  Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:


                                                                                                        Other
                                                                 Pension Benefits              Postretirement Benefits
                                                             ------------------------         -------------------------
                                                                2004            2003             2004            2003
                                                                ----            ----             ----            ----
                                                                               (Dollars in thousands)


   Service cost .....................................        $ 3,188         $ 2,310          $  787           $  527
   Interest cost ....................................          4,959           3,538           1,462            1,094
   Expected return on plan assets ...................         (5,571)         (3,096)           --               --
   Amortization of prior service cost ...............            814             343               2                1
   Amortization of actuarial losses .................            438             700             291               80
   Curtailment loss .................................           --                37            --               --
                                                             -------         -------          ------           ------

   Net periodic benefit cost ........................        $ 3,828         $ 3,832          $2,542           $1,702
                                                             =======         =======          ======           ======


In December 2003, the U.S. enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Specific authoritative guidance on the accounting for the federal subsidy is pending, and therefore we have elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. As a result, in accordance with FSP No. 106-1, our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs do not reflect the effects of the Act on the plans. Specific authoritative guidance, when issued, could require us to change previously reported information.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, based on current tax law, the minimum required contributions to our pension plans are expected to be approximately $6.1 million in 2004. However, this estimate is subject to change based on asset performance significantly above or below the assumed long-term rate of return on plan assets. It has been our practice to make contributions in accordance with ERISA minimum requirements, except that under certain circumstances we may make contributions, up to the extent they are tax deductible, in excess of the minimum amounts required in order to reduce our unfunded pension liability. During the first quarter of 2004, we have made no contributions to fund our pension plans for 2004.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2004 and 2003 and for the
                      three months then ended is unaudited)


Note 9.  Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:


                                                  Metal Food         Plastic
                                                  Containers(1)     Containers(2)     Corporate        Total
                                                  ----------        ----------        ---------        -----
                                                                      (Dollars in thousands)

2004
----
Net sales ....................................     $372,936          $145,395          $  --         $518,331
Depreciation and amortization(3) .............       18,037            10,580                9         28,626
Segment income from operations ...............       21,130            13,866           (1,452)        33,544


2003
----
Net sales ....................................     $315,429          $138,948          $  --         $454,377
Depreciation and amortization(3) .............       15,641            10,062               11         25,714
Segment income from operations ...............       11,789            15,474           (1,242)        26,021
-------------


(1) Segment income from operations includes rationalization charges of $0.7 million recorded for the three months ended March 31, 2004.
(2) Segment income from operations includes rationalization charges of $0.3 million recorded for the three months ended March 31, 2004.
(3) Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively.

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate for the three months ended March 31 as follows:

                                                           2004           2003
                                                           ----           ----
                                                         (Dollars in thousands)

    Total segment income from operations ........        $33,544        $26,021
    Interest and other debt expense .............         15,222         18,789
                                                         -------        -------
      Income before income taxes and
        equity in losses of affiliate ...........        $18,322        $ 7,232
                                                         =======        =======

Note 10. Subsequent Event

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, payable on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


General

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We produce steel and aluminum containers for human and pet food, metal, composite and plastic closures for food and beverage products and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States for the year ended December 31, 2003 of approximately 51 percent, a leading manufacturer of plastic containers in North America for personal care products and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and complete acquisitions that generate attractive cash returns. We have grown our net sales over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow to repay debt or for other permitted purposes. As we previously announced, in the absence of compelling acquisitions, we intend to continue to focus on reducing our debt and expect to reduce our debt by $200 - $300 million over the next three years, of which at least $75 million is expected in 2004.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                              2004         2003
                                                              ----         ----
Net sales
  Metal food containers...............................        72.0%        69.4%
  Plastic containers..................................        28.0         30.6
                                                             -----        -----
     Consolidated.....................................       100.0        100.0
Cost of goods sold....................................        88.0         89.1
                                                             -----        -----
Gross profit..........................................        12.0         10.9
Selling, general and administrative expenses..........         5.3          5.2
Rationalization charges...............................         0.2          --
                                                             -----        -----
Income from operations................................         6.5          5.7
Interest and other debt expense.......................         3.0          4.1
                                                             -----        -----
Income before income taxes and equity in losses
  of affiliate........................................         3.5          1.6
Provision for income taxes............................         1.4          0.6
                                                             -----        -----
Income before equity in losses of affiliate...........         2.1          1.0
Equity in losses of affiliate, net of income taxes....         --           0.1
                                                             -----        -----
Net income............................................         2.1%         0.9%
                                                             =====        =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                                    2004          2003
                                                    ----          ----
                                                   (Dollars in millions)

Net sales
     Metal food containers ................        $372.9        $315.4
     Plastic containers ...................         145.4         139.0
                                                   ------        ------
        Consolidated ......................        $518.3        $454.4
                                                   ======        ======

Income from operations
     Metal food containers(1) .............        $ 21.1        $ 11.8
     Plastic containers(2) ................          13.9          15.5
     Corporate ............................          (1.5)         (1.3)
                                                   ------        ------
        Consolidated ......................        $ 33.5        $ 26.0
                                                   ======        ======

-------------

     (1) Includes rationalization charges of $0.7 million recorded in the first quarter of 2004.
     (2) Includes rationalization charges of $0.3 million recorded in the first quarter of 2004.

Three  Months  Ended March 31, 2004  Compared  with Three Months Ended March 31,
2003

Overview. Consolidated net sales were $518.3 million in the first quarter of 2004, representing a 14.1 percent increase as compared to the first quarter of 2003 primarily as a result of the inclusion of net sales of Silgan Closures, as well as higher net sales in both the metal food and plastic container businesses. Income from operations for the first quarter of 2004 increased by $7.5 million, or 28.8 percent, as compared to the same period in 2003 due to higher income from operations in the metal food container business, partially offset by lower income from operations in the plastic container business. Operating margin for the first quarter of 2004 increased by 0.8 percentage points as compared to the same period in 2003 as a result of a higher operating margin in the metal food container business, partially offset by a lower operating margin in the plastic container business. Net income for the first quarter of 2004 of $11.1 million, or $0.60 per diluted share, increased by $6.9 million, or $0.37 per diluted share, as compared to the same period in 2003 as a result of the items previously discussed, as well as lower interest and other debt expense.

Net Sales. The $63.9 million increase in consolidated net sales in the first quarter of 2004 as compared to the first quarter of 2003 was the result of higher net sales in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $57.5 million, or 18.2 percent, in the first quarter of 2004 as compared to the same period in 2003. This increase was primarily attributable to the inclusion of net sales of Silgan Closures, as well as higher food can unit volume.

Net sales for the plastic container business in the first quarter of 2004 increased $6.4 million, or 4.6 percent, as compared to the same period in 2003. This increase was primarily a result of higher average selling prices due to the pass through of increased resin costs and higher unit volume.

Gross Profit. The increase in gross profit margin for the first quarter of 2004 as compared to the same period in 2003 was principally due to increased sales of value-added products and the inclusion of Silgan Closures, partially offset by certain price concessions in the plastic container business, inflation in employee benefit costs and higher depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the first quarter of 2004 were 0.1 percentage points higher than in the same period in 2003.

Income from Operations. Income from operations for the first quarter of 2004 increased by $7.5 million as compared to the first quarter of 2003 and operating margin increased to 6.5 percent from 5.7 percent. Results for the first quarter of 2004 included rationalization charges totaling $1.0 million related to closing several manufacturing facilities.

Income from operations of the metal food container business for the first quarter of 2004 increased $9.3 million, or 78.8 percent, as compared to the same period in 2003, and operating margin increased to 5.7 percent from 3.7 percent over the same periods. These increases were principally due to the inclusion of the results of Silgan Closures and the Pacific Coast Can business; the benefits from relatively higher capital spending over the last several years, including spending on our Quick Top(TM) convenience end capacity; and the effect of a more favorable absorption of fixed costs than in the first quarter of 2003 due to an inventory reduction program implemented last year. These favorable items were partially offset by higher depreciation expense, inflation in employee benefit costs and plant rationalization costs of $0.7 million related to closing one manufacturing facility and the continued rationalization and integration of Silgan Closures' operations.

Income from operations of the plastic container business for the first quarter of 2004 decreased $1.6 million, or 10.3 percent, as compared to the same period in 2003, and operating margin decreased to 9.6 percent from 11.2 percent over the same periods. These decreases were primarily a result of certain price concessions made last year but impacting the first quarter of 2004 in response to heightened competitive activity, higher depreciation expense, inflation in employee benefit costs and plant rationalization costs of $0.3 million, partially offset by higher unit volume. Operating margin was also negatively impacted by the mathematical result of higher sales associated with the pass through of higher resin costs without a corresponding increase in income from operations.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2004 decreased $3.6 million to $15.2 million as compared to the same period in 2003. This decrease resulted primarily from a lower average interest rate as a result of the refinancing of all $500 million of the 9% Senior
Subordinated  Debentures  due 2009 in late 2003 with  lower  cost 6 3/4%  Senior
Subordinated Notes due 2013 and borrowings under the senior secured credit facility, or the Credit Agreement, partially offset by higher average borrowings due to three acquisitions in 2003.

We have entered into interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At March 31, 2004, the aggregate notional principal amount of these agreements was $700 million (including $250 million notional principal amount that will expire during 2004).


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

For the three months ended March 31, 2004, we used net borrowings of revolving loans of $139.5 million, proceeds from stock option exercises of $1.3 million and proceeds from asset sales of $0.7 million to fund cash used in operations of $110.3 million primarily for our seasonal working capital needs, capital expenditures of $24.7 million and debt issuance costs of $0.1 million and to increase cash balances by $6.4 million.

For the three months ended March 31, 2003, we used net borrowings of revolving loans of $78.5 million, incremental term loan borrowings of $150 million under the Credit Agreement, cash balances of $27.1 million and proceeds from stock option exercises of $0.1 million to fund the acquisitions of White Cap and Thatcher Tubes for $163.2 million, cash used in operations of $63.1 million primarily for our seasonal working capital needs, capital expenditures of $27.5 million and debt issuance costs of $1.9 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2004, we had $164.5 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at March 31, 2004 was $212.6 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2004, we estimate that we will utilize approximately $225 - $250 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, payable on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of acquisition opportunities that generate attractive cash returns, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2004 with all of these covenants.

Rationalization Charges and Acquisition Reserves

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings of $0.4 million, which consisted of $0.2 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. Additional rationalization charges of approximately $0.2 million are expected in the second quarter of 2004, bringing the total expected charges related to this plan to an aggregate of $0.6 million in 2004. Through March 31, 2004, there were no cash payments related to closing this facility. All cash payments related to these reserves are expected in 2004.

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first quarter of 2004, we made cash payments totaling $2.6 million related to these plans. At March 31, 2004, these reserves had an aggregate balance of $1.7 million. All cash payments related to these plans are expected in 2004.

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During the first quarter of 2004, additional rationalization charges of $0.6 million were recorded related to these plans. Additional rationalization charges of approximately $0.1 million are expected in the second quarter of 2004, bringing the total expected charges related to these plans to an aggregate of $0.7 million in 2004. During the first quarter of 2004, we made cash payments totaling $0.8 million related to these plans. At March 31, 2004, these reserves had an aggregate balance of $1.3 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

Under our rationalization and acquisition plans, we made cash payments of $3.4 million and $0.1 million, respectively, for the three months ended March 31, 2004 and 2003. Additional cash spending is expected during 2004 under our Benton Harbor, Fairfield and 2003 Rationalization plans and our 2003 Acquisition plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2004 included elsewhere in this Quarterly Report.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which expands upon existing accounting guidance on consolidation. A variable interest entity either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The provisions of FIN No. 46 were effective for us on March 31, 2004. The adoption of FIN No. 46 did not effect our financial position or results of operations.

In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Specific authoritative guidance on the accounting for the federal subsidy is pending, and therefore we have elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. As a result, in accordance with FSP No. 106-1, our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs do not reflect the effect of the Act on the plans. Specific authoritative guidance, when issued, could require us to change previously reported information.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks. You should also read Note 7 to our Condensed
Consolidated Financial Statements for the three months ended March 31, 2004 included elsewhere in this Quarterly Report.


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

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                             Description
--------------                             -----------

      10 Employment agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott.

      12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004 and 2003.

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

      31.3 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.3 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.


(b)  Reports on Form 8-K

     1. On February 4, 2004, we filed a Current Report on Form 8-K related to our announcement of our results of operations for the full year and quarterly period ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SILGAN HOLDINGS INC.



Dated:  May 10, 2004                       /s/Anthony J. Allott
                                           --------------------------------
                                           Anthony J. Allott
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




Dated:  May 10, 2004                       /s/Nancy Merola
                                           --------------------------------
                                           Nancy Merola
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                         EXHIBIT INDEX


    EXHIBIT NO.                             EXHIBIT
    -----------                             -------
        10 Employment agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott.

        12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004 and 2003.

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