Form 10-Q
period 2004-06-30
SILGAN HOLDINGS INC
filed 2004-08-06
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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


                                 (203)975-7110
              (Registrant's Telephone Number, Including Area Code)

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

As of July 31, 2004, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,377,642.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                June 30, 2004 and 2003 and December 31, 2003

                Condensed Consolidated Statements of Income for             4
                the three months ended June 30, 2004 and 2003

                Condensed Consolidated Statements of Income for             5
                the six months ended June 30, 2004 and 2003

                Condensed Consolidated Statements of Cash Flows for         6
                the six months ended June 30, 2004 and 2003

                Condensed Consolidated Statements of Stockholders'          7
                Equity for the six months ended June 30, 2004
                and 2003

                Notes to Condensed Consolidated Financial Statements        8

     Item 2.    Management's Discussion and Analysis of Financial          20
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      27
                Risk

     Item 4.    Controls and Procedures                                    28

Part II.  Other Information                                                28

     Item 4.    Submission of Matters to a Vote of Security Holders        28

     Item 6.    Exhibits and Reports on Form 8-K                           29

Signatures                                                                 30

Exhibit Index                                                              31

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                             (Unaudited, see Note 1)


                                                        June 30,       June 30,       Dec. 31,
                                                          2004           2003           2003
                                                          ----           ----           ----
Assets

Current assets
     Cash and cash equivalents ...................    $   23,908     $   10,167     $   12,100
     Trade accounts receivable, net ..............       258,753        232,256        159,273
     Inventories .................................       439,270        439,819        320,194
     Prepaid expenses and other current assets ...        44,491         39,172         53,731
                                                      ----------     ----------     ----------
         Total current assets ....................       766,422        721,414        545,298

Property, plant and equipment, net ...............       802,671        818,264        817,850
Goodwill, net ....................................       204,512        218,221        202,421
Other assets .....................................        59,885         57,182         55,515
                                                      ----------     ----------     ----------
                                                      $1,833,490     $1,815,081     $1,621,084
                                                      ==========     ==========     ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans ........................    $  226,900     $  170,900     $   25,000
     Current portion of long-term debt ...........        23,670         46,926         23,670
     Trade accounts payable ......................       168,363        152,082        211,639
     Accrued payroll and related costs ...........        69,145         68,003         65,940
     Accrued liabilities .........................        42,360         39,457         24,518
                                                      ----------     ----------     ----------
         Total current liabilities ...............       530,438        477,368        350,767

Long-term debt ...................................       953,910      1,059,564        953,910
Other liabilities ................................       194,933        190,684        195,602


Stockholders' equity
     Common stock ................................           211            209            210
     Paid-in capital .............................       128,455        125,009        125,758
     Retained earnings ...........................        87,473         36,575         60,905
     Accumulated other comprehensive loss ........        (1,433)       (13,935)        (5,675)
     Unamortized stock compensation ..............          (104)          --             --
     Treasury stock ..............................       (60,393)       (60,393)       (60,393)
                                                      ----------     ----------     ----------
         Total stockholders' equity ..............       154,209         87,465        120,805
                                                      ----------     ----------     ----------
                                                      $1,833,490     $1,815,081     $1,621,084
                                                      ==========     ==========     ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2004 and 2003
           (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                           2004         2003
                                                           ----         ----

Net sales ..........................................     $551,311     $545,240

Cost of goods sold .................................      479,556      475,045
                                                         --------     --------

     Gross profit ..................................       71,755       70,195

Selling, general and administrative expenses .......       26,314       28,144

Rationalization charge .............................          211         --
                                                         --------     --------

     Income from operations ........................       45,230       42,051

Interest and other debt expense ....................       15,083       20,038
                                                         --------     --------

     Income before income taxes ....................       30,147       22,013

Provision for income taxes .........................       11,908        8,475
                                                         --------     --------

     Net income ....................................     $ 18,239     $ 13,538
                                                         ========     ========


Earnings per share:

     Basic net income per share ....................        $0.99        $0.74
                                                            =====        =====

     Diluted net income per share ..................        $0.98        $0.74
                                                            =====        =====


Dividends per share: ...............................        $0.15        $ --
                                                            =====        =====


Weighted average number of shares:

     Basic .........................................       18,362       18,239

     Effect of dilutive securities .................          227          156
                                                           ------       ------

     Diluted .......................................       18,589       18,395
                                                           ======       ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2004 and 2003
            (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                             2004         2003
                                                             ----         ----

Net sales ............................................   $1,069,641     $999,617

Cost of goods sold ...................................      935,726      879,825
                                                         ----------     --------

     Gross profit ....................................      133,915      119,792

Selling, general and administrative expenses .........       53,940       51,720

Rationalization charges ..............................        1,201         --
                                                         ----------     --------

     Income from operations ..........................       78,774       68,072

Interest and other debt expense ......................       30,305       38,827
                                                         ----------     --------

     Income before income taxes and equity in
       losses of affiliate ...........................       48,469       29,245

Provision for income taxes ...........................       19,145       11,260
                                                         ----------     --------

     Income before equity in losses of affiliate .....       29,324       17,985

Equity in losses of affiliate, net of income taxes ...         --            281
                                                         ----------     --------

     Net income ......................................   $   29,324     $ 17,704
                                                         ==========     ========


Earnings per share:

     Basic net income per share ......................        $1.60        $0.97
                                                              =====        =====

     Diluted net income per share ....................        $1.58        $0.96
                                                              =====        =====


Dividends per share: .................................        $0.15        $ --
                                                              =====        =====


Weighted average number of shares:

     Basic ...........................................      18,335        18,237

     Effect of dilutive securities ...................         243           132
                                                            ------        ------

     Diluted .........................................      18,578        18,369
                                                            ======        ======

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          2004             2003
                                                                          ----             ----

Cash flows provided by (used in) operating activities
     Net income .................................................      $  29,324        $  17,704
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization ..........................         59,866           56,143
         Rationalization charges ................................          1,201             --
         Equity in losses of affiliate ..........................           --                457
         Other changes that provided (used) cash,
           net of effects from acquisitions:
              Trade accounts receivable, net ....................        (99,480)         (85,898)
              Inventories .......................................       (119,156)         (88,377)
              Trade accounts payable ............................        (43,276)         (35,309)
              Accrued liabilities ...............................         18,781           16,423
              Other, net ........................................          8,493           13,311
                                                                       ---------        ---------
         Net cash used in operating activities ..................       (144,247)        (105,546)
                                                                       ---------        ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired ..............           --           (206,868)
     Capital expenditures .......................................        (46,556)         (55,073)
     Proceeds from asset sales ..................................          2,101              325
                                                                       ---------        ---------
         Net cash used in investing activities ..................        (44,455)        (261,616)
                                                                       ---------        ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ...........................        535,875          383,050
     Repayments under revolving loans ...........................       (333,975)        (212,150)
     Proceeds from stock option exercises .......................          1,528              118
     Proceeds from issuance of long-term debt ...................           --            150,000
     Dividends paid on common stock .............................         (2,756)            --
     Debt issuance costs ........................................           (162)          (2,007)
                                                                       ---------        ---------
         Net cash provided by financing activities ..............        200,510          319,011
                                                                       ---------        ---------

Cash and cash equivalents
     Net increase (decrease) ....................................         11,808          (48,151)
     Balance at beginning of year ...............................         12,100           58,318
                                                                       ---------        ---------
     Balance at end of period ...................................      $  23,908        $  10,167
                                                                       =========        =========

Interest paid ...................................................      $  28,616        $  32,715
Income taxes paid, net of refunds ...............................            977              (69)


                             See accompanying notes.

                                                             SILGAN HOLDINGS INC.
                                                      CONDENSED CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                               For the six months ended June 30, 2004 and 2003
                                                     (Dollars and shares in thousands)
                                                                (Unaudited)


                                             Common Stock                        Accumulated
                                             ------------     Paid-                 other      Unamortized               Total
                                                      Par      in     Retained  comprehensive     stock     Treasury   stockholders'
                                             Shares  value   capital  earnings  income (loss)  compensation   stock      equity
                                             ------  -----   -------  --------  -------------  ------------ --------  -------------
Balance at December 31, 2002 .............   18,231   $209   $124,872  $18,871    $(20,467)       $ --      $(60,393)   $ 63,092

Comprehensive income:

   Net income ............................     --      --        --     17,704        --            --          --        17,704

   Change in fair value of derivatives,
     net of tax provision of $688 ........     --      --        --       --           978          --          --           978

   Foreign currency translation ..........     --      --        --       --         5,554          --          --         5,554
                                                                                                                        --------
Comprehensive income .....................                                                                                24,236

Stock option exercises, including
  tax benefit of $19 .....................        8    --         137     --          --          $ --          --           137
                                             ------   ----   --------  -------    --------        ------    --------    --------
Balance at June 30, 2003 .................   18,239   $209   $125,009  $36,575    $(13,935)       $ --      $(60,393)   $ 87,465
                                             ======   ====   ========  =======    ========        ======    ========    ========

Balance at December 31, 2003 .............   18,273   $210   $125,758  $60,905    $ (5,675)         --      $(60,393)   $120,805

Comprehensive income:

   Net income ............................     --      --        --     29,324        --            --          --        29,324

   Change in fair value of derivatives,
    net of tax benefit of $3,629 .........     --      --        --       --         5,555          --          --         5,555

   Foreign currency translation ..........     --      --        --       --        (1,313)         --          --        (1,313)
                                                                                                                        --------
Comprehensive income .....................                                                                                33,566

Dividend declared on common stock ........     --      --        --     (2,756)       --            --          --        (2,756)

Issuance of restricted stock units .......     --      --         127     --          --           (127)        --          --

Amortization of stock compensation .......     --      --        --       --          --             23         --            23

Stock option exercises, including
  tax benefit of $1,043 ..................       98      1      2,570     --          --            --          --         2,571
                                             ------   ----   --------  -------    --------        ------    --------    --------
Balance at June 30, 2004 .................   18,371   $211   $128,455  $87,473    $ (1,433)       $(104)    $(60,393)   $154,209
                                             ======   ====   ========  =======    ========        ======    ========    ========



                                                           See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                  three and six months then ended is unaudited)


Note 1. Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc., or Holdings, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

The condensed consolidated balance sheet at December 31, 2003 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, which plan replaced two previous plans under which stock options are still outstanding. We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options issued under these plans. Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant.

In May 2004, we adopted the Silgan Holdings Inc. 2004 Stock Incentive Plan, or the Plan, which provides for awards of stock options, stock appreciation rights, restricted stock, stock units and performance awards to our officers, other key employees and outside Directors. The Plan replaces our previous stock option plans, and all shares of our common stock reserved for issuance under those plans will no longer be available for issuance.

Shares of our common stock offered under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, stock units, restricted shares and performance awards under the Plan shall not exceed 900,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or stock unit awarded.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                  three and six months then ended is unaudited)


Note 1. Significant Accounting Policies (continued)

Stock-Based Compensation (continued). In May 2004, pursuant to the Plan we granted 3,000 restricted stock units to the independent members of our Board of Directors, which restricted stock units vest in full six months from the date of grant. A restricted stock unit represents the right to receive one share of our common stock at a future date. These restricted stock units may not be disposed of or transferred during the six-month vesting period. This grant is accounted for as a fixed grant and, accordingly, the fair value at the grant date of $42.25 per share has been charged to stockholders' equity as unamortized stock compensation and is being amortized over the six-month vesting period.

If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been as follows:


                                                                   Three Months Ended          Six Months Ended
                                                                   ------------------          ----------------
                                                                  June 30,     June 30,     June 30,      June 30,
                                                                    2004         2003         2004         2003
                                                                    ----         ----         ----         ----
                                                                   (Dollars in thousands, except per share data)

Net income, as reported ....................................      $18,239      $13,538      $29,324      $17,704
Add: Stock-based employee compensation
     expense included in reported net income,
     net of income taxes ...................................           14         --             14         --
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for all dilutive securities,
     net of income taxes ...................................         (401)        (377)        (876)        (701)
                                                                  -------      -------      -------      -------
Pro forma net income .......................................      $17,852      $13,161      $28,462      $17,003
                                                                  =======      =======      =======      =======

Earnings per share:
    Basic net income per share - as reported ...............        $0.99        $0.74        $1.60        $0.97
                                                                    =====        =====        =====         ====
    Basic net income per share - pro forma .................         0.97         0.72         1.55         0.93
                                                                    =====        =====        =====         ====

    Diluted net income per share - as reported .............        $0.98        $0.74        $1.58        $0.96
                                                                    =====        =====        =====         ====
    Diluted net income per share - pro forma ...............         0.96         0.72         1.54         0.93
                                                                    =====        =====        =====         ====



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2004 and 2003 and for the
                 three and six months then ended is unaudited)


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

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap, LLC, or White Cap, joint venture that we did not already own from Amcor White Cap, Inc. for approximately $37 million in cash. Additionally, we refinanced debt of White Cap in the amount of approximately $88 million and purchased equipment subject to a third party lease for approximately $5 million. This closures business operates as part of our metal food container business.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                   three and six months then ended is unaudited)


Note 3. Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2003 is summarized as follows:




                                                                     Employee        Plant       Non-Cash
                                                                     Severance       Exit          Asset
                                                                   and Benefits      Costs      Write Down       Total
                                                                   ------------      -----      ----------       -----
                                                                                  (Dollars in thousands)


Balance at December 31, 2003
----------------------------
Fairfield Rationalization ......................................     $  --         $1,273        $  --         $ 1,273
2003 Acquisitions ..............................................       3,284        1,036           --           4,320
2003 Rationalizations ..........................................         595          971           --           1,566
                                                                     -------       ------        -------       -------
Balance at December 31, 2003 ...................................       3,879        3,280           --           7,159

Activity for the Six Months Ended June 30, 2004
-----------------------------------------------
Fairfield Rationalization ......................................        --           (183)          --            (183)
Finalization of 2003 Acquisition Plan Reserves .................        (268)          88           --            (180)
2003 Acquisition Plan Reserves Utilized ........................      (2,733)        (613)          --          (3,346)
2003 Rationalization Plan Reserves Established .................         423          191           --             614
2003 Rationalization Plan Reserves Utilized ....................        (931)        (249)          --          (1,180)
Benton Harbor Rationalization Reserve Established ..............         210          136            241           587
Benton Harbor Rationalization Reserve Utilized .................        (210)        (136)          (241)         (587)
                                                                     -------       ------        -------       -------
Total Activity .................................................      (3,509)        (766)          --          (4,275)

Balance at June 30, 2004
------------------------
Fairfield Rationalization ......................................        --          1,090           --           1,090
2003 Acquisitions ..............................................         283          511           --             794
2003 Rationalizations ..........................................          87          913           --           1,000
Benton Harbor Rationalization ..................................        --           --             --            --
                                                                     -------       ------        -------       -------
Balance at June 30, 2004 .......................................     $   370       $2,514        $  --         $ 2,884
                                                                     =======       ======        =======       =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                   three and six months then ended is unaudited)


Note 3. Rationalization Charges and Acquisition Reserves (continued)

Benton Harbor Rationalization Plan
----------------------------------

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings of $0.4 million, which consisted of $0.2 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. In the second quarter of 2004, additional rationalization charges of $0.2 million were recorded, bringing the total charges related to this plan to an aggregate of $0.6 million in 2004. Through June 30, 2004, we made cash payments totaling $0.4 million related to this plan. All actions under this plan have been completed.

2003 Acquisition Plans
----------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first six months of 2004, we made cash payments totaling $3.3 million related to these plans. At June 30, 2004, these reserves had an aggregate balance of $0.8 million. All cash payments related to these plans are expected in 2004.

2003 Rationalization Plans
--------------------------

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During the first quarter of 2004, additional rationalization charges of $0.6 million were recorded related to these plans. During the first six months of 2004, we made cash payments totaling $1.2 million related to these plans. At June 30, 2004, these reserves had an aggregate balance of $1.0 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                   three and six months then ended is unaudited)


Note 3. Rationalization Charges and Acquisition Reserves (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                            June 30,   June 30,      Dec. 31,
                                              2004       2003         2003
                                              ----       ----         ----
                                                (Dollars in thousands)

Accrued liabilities ...............         $1,297       $5,235      $5,572
Other liabilities .................          1,587        1,832       1,587
                                            ------       ------      ------
                                            $2,884       $7,067      $7,159
                                            ======       ======      ======


Note 4. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                               June 30,   June 30,     Dec. 31,
                                                 2004       2003        2003
                                                 ----       ----        ----
                                                (Dollars in thousands)

Foreign currency translation ...............   $ 3,322    $  3,556    $ 4,635
Change in fair value of derivatives ........     4,794      (1,836)      (761)
Minimum pension liability ..................    (9,549)    (15,655)    (9,549)
                                               -------    --------    -------
   Accumulated other comprehensive loss ....   $(1,433)   $(13,935)   $(5,675)
                                               =======    ========    =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                  three and six months then ended is unaudited)


Note 5. Inventories

Inventories consisted of the following:

                                             June 30,     June 30,      Dec. 31,
                                               2004         2003         2003
                                               ----         ----         ----
                                                (Dollars in thousands)

  Raw materials ......................     $ 45,803      $ 35,382     $ 36,732
  Work-in-process ....................       64,798        64,827       52,815
  Finished goods .....................      314,410       317,243      213,481
  Spare parts and other ..............       19,744        20,548       20,267
                                           --------      --------     --------
                                            444,755       438,000      323,295
  Adjustment to value inventory
      at cost on the LIFO method .....       (5,485)        1,819       (3,101)
                                           --------      --------     --------
                                           $439,270      $439,819     $320,194
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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information at June 30, 2004 and 2003 and for the
                   three and six months then ended is unaudited)


Note 7. Long-Term Debt

Long-term debt consisted of the following:



                                                                June 30,          June 30,          Dec. 31,
                                                                  2004              2003              2003
                                                                  ----              ----              ----
                                                                            (Dollars in thousands)

Bank debt
     Bank revolving loans ..........................          $  226,900        $  170,900        $   25,000
     Bank A term loans .............................              83,330           100,000            83,330
     Bank B term loans .............................             691,250           498,250           691,250
                                                              ----------        ----------        ----------
        Total bank debt ............................           1,001,480           769,150           799,580

Subordinated debt
     6 3/4% Senior Subordinated Notes ..............             200,000              --             200,000
     9% Senior Subordinated Debentures .............                --             505,240              --
     Other .........................................               3,000             3,000             3,000
                                                              ----------        ----------        ----------
        Total subordinated debt ....................             203,000           508,240           203,000
                                                              ----------        ----------        ----------

Total debt .........................................           1,204,480         1,277,390         1,002,580
     Less current portion ..........................             250,570           217,826            48,670
                                                              ----------        ----------        ----------
                                                              $  953,910        $1,059,564        $  953,910
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

At June 30, 2004, amounts expected to be repaid within one year consisted of $226.9 million of bank revolving loans related primarily to seasonal working capital needs and $23.7 million of bank term loans.

On July 15, 2004, we completed an amendment to our senior secured credit facility that lowered the margin on our B term loans by twenty-five basis points, resulting in an interest rate on our B term loans of LIBOR plus 1.75 percent.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                  three and six months then ended is unaudited)


Note 8. Retirement Benefits

The components of the net periodic pension benefits costs are as follows:



                                                     Three Months Ended          Six Months Ended
                                                     ------------------          ----------------
                                                    June 30,    June 30,       June 30,     June 30,
                                                      2004        2003           2004         2003
                                                      ----        ----           ----         ----
                                                                   (Dollars in thousands)

  Service cost ...............................      $ 3,099     $ 2,579      $  6,287      $ 4,889
  Interest cost ..............................        4,926       4,739         9,885        8,277
  Expected return on plan assets .............       (5,560)     (4,081)      (11,131)      (7,177)
  Amortization of prior service cost .........          793         700         1,607        1,400
  Amortization of actuarial losses ...........          416         343           854          686
  Curtailment loss ...........................         --            37          --             74
                                                    -------     -------      --------      -------
  Net periodic benefit cost ..................      $ 3,674     $ 4,317      $  7,502      $ 8,149
                                                    =======     =======      ========      =======



The components of the net periodic other postretirement benefits costs are as follows:



                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------
                                                    June 30,    June 30,     June 30,      June 30,
                                                      2004        2003         2004          2003
                                                      ----        ----         ----          ----
                                                                   (Dollars in thousands)

  Service cost ...............................      $  770      $  579       $1,557        $1,106
  Interest cost ..............................       1,441       1,342        2,903         2,436
  Amortization of prior service cost .........        --             1            3             2
  Amortization of actuarial losses ...........         286          80          577           160
                                                    ------      ------       ------        ------
  Net periodic benefit cost ..................      $2,497      $2,002       $5,040        $3,704
                                                    ======      ======       ======        ======



In December 2003, the U.S. enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                  three and six months then ended is unaudited)


Note 8. Retirement Benefits (continued)

In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Since specific authoritative guidance on the accounting for the federal subsidy was pending, we elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act and will be effective for us on July 1, 2004. FSP No. 106-2 supercedes FSP No. 106-1 and requires recognition of the change in postretirement benefit obligation as an actuarial gain. At June 30, 2004, our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs do not reflect the effects of the Act on the plans because we are still in the process of concluding whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, based on current tax law, the minimum required contributions to our pension plans are expected to be approximately $6.1 million in 2004. However, this estimate is subject to change based on asset performance significantly above or below the assumed long-term rate of return on plan assets. It has been our practice to make contributions in accordance with ERISA minimum requirements, except that under certain circumstances we may make contributions, up to the extent they are tax deductible, in excess of the minimum amounts required in order to reduce our unfunded pension liability. During the first six months of 2004, we have made no contributions to fund our pension plans for 2004.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2004 and 2003 and for the
                 three and six months then ended is unaudited)


Note 9.           Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:


                                                  Metal Food         Plastic
                                                  Containers(1)     Containers(2)     Corporate         Total
                                                  ----------        ----------        ---------         -----
                                                                      (Dollars in thousands)

Three Months Ended June 30, 2004
--------------------------------

Net sales .................................        $407,084          $144,227          $  --         $  551,311
Depreciation and amortization(3) ..........          19,403             9,870               11           29,284
Segment income from operations ............          33,265            14,067           (2,102)          45,230

Three Months Ended June 30, 2003
--------------------------------

Net sales .................................        $397,941          $147,299          $  --         $  545,240
Depreciation and amortization(3) ..........          18,580             9,929               11           28,520
Segment income from operations ............          26,089            17,331           (1,369)          42,051


Six Months Ended June 30, 2004
------------------------------

Net sales .................................        $780,019          $289,622          $  --         $1,069,641
Depreciation and amortization(3) ..........          37,440            20,450               20           57,910
Segment income from operations ............          54,395            27,933           (3,554)          78,774

Six Months Ended June 30, 2003
------------------------------

Net sales .................................        $713,370          $286,247          $  --         $  999,617
Depreciation and amortization(3) ..........          34,221            19,990               22           54,233
Segment income from operations ............          37,878            32,805           (2,611)          68,072

-------------



(1) Segment income from operations includes rationalization charges of $0.2 million and $0.9 million recorded for the three and six months ended June 30, 2004, respectively.
(2) Segment income from operations includes rationalization charges of $0.3 million recorded for the six months ended June 30, 2004.
(3) Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2004 and 2003 and for the
                   three and six months then ended is unaudited)


Note 9. Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate as follows:



                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------
                                                   June 30,    June 30,      June 30,      June 30,
                                                     2004        2003          2004          2003
                                                     ----        ----          ----          ----
                                                              (Dollars in thousands)


  Total segment income from operations .......     $45,230      $42,051      $78,774       $68,072
  Interest and other debt expense ............      15,083       20,038       30,305        38,827
                                                   -------      -------      -------       -------
    Income before income taxes and
         equity in losses of affiliate .......     $30,147      $22,013      $48,469       $29,245
                                                   =======      =======      =======       =======



Note 10. Dividends

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, which was paid on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend was $2.8 million.

On July 27, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, payable on September 15, 2004 to holders of record of our common stock on September 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

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


General

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We produce steel and aluminum containers for human and pet food, metal, composite and plastic closures for food and beverage products and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, a leading manufacturer of plastic containers in North America for personal care products and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.


                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ----------------
                                                               June 30,     June 30,       June 30,    June 30,
                                                                 2004         2003           2004        2003
                                                                 ----         ----           ----        ----
Net sales
  Metal food containers..................................        73.8%        73.0%          72.9%       71.4%
  Plastic containers.....................................        26.2         27.0           27.1        28.6
                                                                -----        -----         ------       -----
     Consolidated........................................       100.0        100.0          100.0       100.0
Cost of goods sold.......................................        87.0         87.1           87.5        88.0
                                                                -----        -----         ------       -----
Gross profit.............................................        13.0         12.9           12.5        12.0
Selling, general and administrative expenses.............         4.8          5.2            5.1         5.2
Rationalization charges .................................          -            -             0.1          -
                                                                -----        -----         ------       -----
Income from operations...................................         8.2          7.7            7.3         6.8
Interest and other debt expense..........................         2.7          3.7            2.8         3.9
                                                                -----        -----         ------       -----
Income before income taxes and equity in losses
  of affiliate...........................................         5.5          4.0            4.5         2.9
Provision for income taxes...............................         2.2          1.5            1.8         1.1
                                                                -----        -----         ------       -----
Income before equity in losses of affiliate .............         3.3          2.5            2.7         1.8
Equity in losses of affiliate, net of income taxes.......          -            -              -           -
                                                                -----        -----         ------       -----
Net income...............................................         3.3%         2.5%           2.7%        1.8%
                                                                =====        =====         ======       =====


Summary unaudited results of operations for the three and six months ended June 30, 2004 and 2003 are provided below.


                                                                Three Months Ended            Six Months Ended
                                                                ------------------            ----------------
                                                               June 30,     June 30,       June 30,      June 30,
                                                                 2004         2003           2004          2003
                                                                 ----         ----           ----          ----
                                                                             (Dollars in millions)

Net sales
     Metal food containers ...........................          $407.1       $397.9        $  780.0       $713.4
     Plastic containers ..............................           144.2        147.3           289.6        286.2
                                                                ------       ------        --------       ------
        Consolidated .................................          $551.3       $545.2        $1,069.6       $999.6
                                                                ======       ======        ========       ======

Income from operations
     Metal food containers(1) ........................          $ 33.2       $ 26.1        $   54.4       $ 37.9
     Plastic containers(2) ...........................            14.1         17.3            27.9         32.8
     Corporate .......................................            (2.1)        (1.3)           (3.5)        (2.6)
                                                                ------       ------        --------       ------
        Consolidated .................................          $ 45.2       $ 42.1        $   78.8       $ 68.1
                                                                ======       ======        ========       ======


-------------

     (1) Includes rationalization charges of $0.2 million and $0.9 million recorded for the three and six months ended June 30, 2004, respectively.
     (2) Includes rationalization charges of $0.3 million recorded for the six months ended June 30, 2004.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Overview. Consolidated net sales were $551.3 million in the second quarter of 2004, representing a 1.1 percent increase as compared to the second quarter of 2003. This increase was attributable to higher net sales in the metal food container business primarily due to higher average selling prices as a result of an enhanced product mix and the pass through of increased steel costs, partially offset by lower net sales in the plastic container business. Income from operations for the second quarter of 2004 increased by $3.1 million, or 7.4 percent, as compared to the same period in 2003 due to higher income from operations in the metal food container business, largely offset by lower income from operations in the plastic container business. Operating margin for the second quarter of 2004 increased by 0.5 percentage points as compared to the same period in 2003 as a result of a higher operating margin in the metal food container business, partially offset by a lower operating margin in the plastic container business. Net income for the second quarter of 2004 of $18.2 million, or $0.98 per diluted share, increased by $4.7 million, or $0.24 per diluted share, as compared to the same period in 2003 as a result of the items previously discussed, as well as lower interest and other debt expense.

In April 2004, we entered into an extension of our supply agreements with Del Monte Corporation which extended the term to December 31, 2011. In July 2004, we entered into a five-year extension of our supply agreement with Campbell Soup
Company which extended the term to December 31, 2013. As a result, in combination with the extension of our supply agreements with Nestle Food Company late in 2003, we have recently extended the supply agreements with our three largest customers. In 2003, sales to these three customers under these supply agreements represented approximately 30 percent of our consolidated net sales. These extensions are not expected to have a material effect on our financial performance, except to extend the term of supply.

Net Sales. The $6.1 million increase in consolidated net sales in the second quarter of 2004 as compared to the second quarter of 2003 was the result of higher net sales in the metal food container business, partially offset by lower sales in the plastic container business.

Net sales for the metal food container business increased $9.2 million, or 2.3 percent, in the second quarter of 2004 as compared to the same period in 2003. This increase was attributable to higher average selling prices due to an enhanced product mix and the pass through of increased steel costs, partially offset by 3.8 percent lower food can unit volume.

Net sales for the plastic container business in the second quarter of 2004 decreased $3.1 million, or 2.1 percent, as compared to the same period in 2003. This decrease was primarily a result of lower average selling prices due to a less favorable mix of products sold during the quarter and the lagged impact of certain price concessions made last year, partially offset by the pass through of increased resin costs. Since the price concessions became effective during 2003, their comparative impact will lessen in the last half of 2004.

Gross Profit. The increase in gross profit margin for the second quarter of 2004 as compared to the same period in 2003 was principally due to the benefits of rationalization initiatives in the closures operations of our metal food container business as well as an enhanced mix of products sold in our metal food can operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the second quarter of 2004 were 0.4 percentage points lower than in the same period in 2003. The reduction was primarily a result of the benefits from the integration of the administrative functions of the closures operations into the metal food container business, offset in part by higher regulatory compliance costs.

Income from Operations. Income from operations for the second quarter of 2004 increased by $3.1 million as compared to the second quarter of 2003 and operating margin increased to 8.2 percent from 7.7 percent over the same periods. Results for the second quarter of 2004 included rationalization charges totaling $0.2 million related to closing a manufacturing facility.

Income from operations of the metal food container business for the second quarter of 2004 increased $7.1 million, or 27.2 percent, as compared to the same period in 2003, and operating margin increased to 8.2 percent from 6.6 percent over the same periods. These increases were principally due to benefits from rationalization and integration activities at the closures operations and from relatively higher capital spending over the last several years, including spending on our Quick Top(TM) convenience end capacity. These favorable items were partially offset by inflation in employee benefit costs and increases in certain other manufacturing costs, including depreciation expense.

Income from operations of the plastic container business for the second quarter of 2004 decreased $3.2 million, or 18.5 percent, as compared to the same period in 2003, and operating margin decreased to 9.8 percent from 11.7 percent over the same periods. These decreases were primarily a result of a less favorable product mix and the lagged impact of certain price concessions made last year.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2004 decreased $5.0 million to $15.1 million as compared to the same period in 2003. This decrease resulted primarily from a lower average interest rate as a result of the refinancing of all $500 million of the 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in late 2003 with $200 million of lower cost 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes, and borrowings under the senior secured credit facility, or the Credit Agreement, and lower average borrowings as a result of debt reductions late in 2003.

We have entered into interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At June 30, 2004, the aggregate notional principal amount of these agreements was $700 million, including $200 million notional principal amount that will expire early in the third quarter of 2004 and $50 million notional principal amount that will expire in the fourth quarter of 2004.


Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Overview. Consolidated net sales were $1.070 billion in the first six months of 2004, representing a 7.0 percent increase as compared to the first six months of 2003 as a result of the inclusion of net sales of Silgan Closures, as well as higher net sales in both the metal food and plastic container businesses. Income from operations for the first six months of 2004 increased by $10.7 million, or
15.7 percent, as compared to the same period in 2003 due to higher income from operations in the metal food container business, partially offset by lower income from operations in the plastic container business. Operating margin for the first six months of 2004 increased by 0.6 percentage points as compared to the same period in 2003 as a result of a higher operating margin in the metal food container business, partially offset by a lower operating margin in the plastic container business. Net income for the first six months of 2004 of $29.3 million, or $1.58 per diluted share, increased by $11.6 million, or $0.62 per diluted share, as compared to the same period in 2003 as a result of the items previously discussed, as well as lower interest expense.

Net Sales. The $70.0 million increase in consolidated net sales in the first six months of 2004 as compared to the first six months of 2003 was the result of higher net sales in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $66.6 million, or 9.3 percent, in the first six months of 2004 as compared to the same period in 2003. This increase was primarily attributable to the inclusion of net sales of Silgan Closures for the entire period, as well as higher average selling prices due to an enhanced product mix and the pass through of increased steel costs.

Net sales for the plastic container business in the first six months of 2004 increased $3.4 million, or 1.2 percent, as compared to the same period in 2003.

Gross Profit. The increase in gross profit margin for the first six months of 2004 as compared to the same period in 2003 was principally due to increased sales of value-added products and the inclusion and benefits of rationalizing the closures operations of our metal food container business. These factors were partially offset by certain price concessions in the plastic container business, inflation in employee benefit costs and higher depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of 2004 increased $2.2 million as compared with the same period of 2003 due to the inclusion of Silgan Closures for the entire 2004 period. As a percentage of consolidated net sales, selling, general and administrative expenses were 0.1 percent lower over the same periods as a result of the benefits from integrating the administrative functions of the closures operations into our metal food container business.

Income from Operations. Income from operations for the first six months of 2004 increased by $10.7 million as compared to the first six months of 2003, and operating margin increased to 7.4 percent from 6.8 percent over the same periods. Results for the first six months of 2004 included rationalization charges totaling $1.2 million related to closing several manufacturing facilities.

Income from operations of the metal food container business for the first six months of 2004 increased $16.4 million, or 43.3 percent, as compared to the same period in 2003, and operating margin increased to 7.0 percent from 5.3 percent over the same periods. These increases were principally due to the inclusion of the results of Silgan Closures, the benefits of rationalization programs implemented in Silgan Closures and benefits from relatively higher capital spending over the last several years, including spending on our Quick Top(TM) convenience end capacity. These favorable items were partially offset by higher depreciation expense, inflation in employee benefit costs and plant rationalization costs of $0.9 million related to closing one manufacturing facility and the continued rationalization and integration of Silgan Closures' operations.

Income from operations of the plastic container business for the first six months of 2004 decreased $4.8 million, or 14.6 percent, as compared to the same period in 2003, and operating margin decreased to 9.7 percent from 11.5 percent over the same periods. These decreases were primarily a result of the lagged impact of certain price concessions made last year in response to heightened competitive activity, higher depreciation expense, inflation in employee benefit costs and plant rationalization costs, partially offset by higher unit volume. Operating margin was also negatively impacted by the mathematical result of higher net sales associated with the pass through of higher resin costs without a corresponding increase in income from operations.

Interest and Other Debt Expense. Interest and other debt expense for the first six months of 2004 decreased $8.5 million to $30.3 million as compared to the same period in 2003. This decrease resulted primarily from a lower average interest rate as a result of the refinancing of all $500 million of the 9% Debentures in late 2003 with lower cost 6 3/4% Notes and borrowings under the Credit Agreement.


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

For the six months ended June 30, 2004, we used net borrowings of revolving loans of $201.9 million, proceeds from stock option exercises of $1.5 million and proceeds from asset sales of $2.1 million to fund cash used in operations of $144.2 million primarily for our seasonal working capital needs, capital expenditures of $46.5 million, dividends paid on common stock of $2.8 million and debt issuance costs of $0.2 million and to increase cash balances by $11.8 million.

For the six months ended June 30, 2003, we used net borrowings of revolving loans of $170.9 million, incremental term loan borrowings of $150 million under the Credit Agreement, cash balances of $48.2 million, proceeds from asset sales of $0.3 million and proceeds from stock option exercises of $0.1 million to fund the acquisitions of White Cap, Thatcher Tubes and Pacific Coast Can for $206.9 million, cash used in operations of $105.5 million primarily for our seasonal working capital needs, capital expenditures of $55.1 million and debt issuance costs of $2.0 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At June 30, 2004, we had $226.9 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at June 30, 2004 was $146.8 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2004, we estimate that we will utilize approximately $230 - $260 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

On July 15, 2004, we completed an amendment to the Credit Agreement that lowered the margin on our B term loans by twenty-five basis points, from an interest rate on our B term loans of LIBOR plus 200 basis points to an interest rate of LIBOR plus 175 basis points. At June 30, 2004, we had $691.3 million of outstanding B term loans.

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, which was paid on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend was $2.8 million.

On July 27, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, payable on September 15, 2004 to holders of record of our common stock on September 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations and common stock dividends for the foreseeable future, assuming we are able to refinance our Credit Agreement when it matures in 2008. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisitions. However, in the absence of acquisition opportunities that generate attractive cash returns, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2004 with all of these covenants.

Rationalization Charges and Acquisition Reserves

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings of $0.4 million, which consisted of $0.2 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. In the second quarter of 2004, additional rationalization charges of $0.2 million were recorded, bringing the total charges related to this plan to an aggregate of $0.6 million in 2004. Through June 30, 2004, we made cash payments totaling $0.4 million related to this plan. All actions under this plan have been completed.

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first six months of 2004, we made cash payments totaling $3.3 million related to these plans. At June 30, 2004, these reserves had an aggregate balance of $0.8 million. All cash payments related to these plans are expected in 2004.

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During the first quarter of 2004, additional rationalization charges of $0.6 million were recorded related to these plans. During the first six months of 2004, we made cash payments totaling $1.2 million related to these plans. At June 30, 2004, these reserves had an aggregate balance of $1.0 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

Under our rationalization and acquisition plans, we made cash payments of $5.1 million and $1.3 million, respectively, for the six months ended June 30, 2004 and 2003. Additional cash spending is expected during 2004 under our Fairfield and 2003 Rationalization plans and our 2003 Acquisition plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2004 included elsewhere in this Quarterly Report.


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

In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003." Since specific authoritative guidance on the accounting for the federal subsidy was pending, we elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act and will be effective for us on July 1, 2004. FSP No. 106-2 supercedes FSP No. 106-1 and requires recognition of the change in postretirement benefit obligation as an actuarial gain. At June 30, 2004, our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs do not reflect the effect of the Act on the plans because we are still in the process of concluding whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2004 included elsewhere in this Quarterly Report.

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


Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 27, 2004 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2007 and until their successors are duly elected and qualified;
(2) approving the adoption of the Silgan Holdings Inc. 2004 Stock Incentive Plan; and (3) ratifying the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                                    Number of Shares     Number of Shares
                                       Voted For             Withheld
                                       ---------             --------

          R. Philip Silver            13,237,581           4,488,880
          William C. Jennings         16,974,314             752,147

Our directors whose term of office continued after the Annual Meeting are D. Greg Horrigan and John W. Alden, each of whose term of office as a director continues until our annual meeting of stockholders in 2005, and Jeffrey C. Crowe and Edward A. Lapekas, each of whose term of office as a director continues until our annual meeting of stockholders in 2006.

The adoption of the Silgan Holdings Inc. 2004 Stock Incentive Plan was approved at the Annual Meeting. There were 14,253,718 votes cast approving such adoption, 2,149,838 votes cast against such adoption and 8,811 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was approved at the Annual Meeting. There were 17,581,830 votes cast ratifying such appointment, 143,275 votes cast against ratification of such appointment and 1,356 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                              Description
--------------                              -----------

     10 Second Amendment to the Credit Agreement dated as of July 15, 2004 among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, the lenders from time to time party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.

     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2004 and 2003.

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

     31.3           Certification  by the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

     32.1           Certification by the Co-Chief  Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act.

     32.2           Certification by the Co-Chief  Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act.

     32.3           Certification  by the Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act.


(b) Reports on Form 8-K

     1. On April 23, 2004, we filed a Current Report on Form 8-K related to our announcement of our results of operations for the quarterly period ended March 31, 2004.

     2. On May 3, 2004, we filed a Current Report on Form 8-K related to our announcement of the initiation of a quarterly cash dividend on our common stock.

     3. On May 11, 2004, we filed a Current Report on Form 8-K related to our announcement that Anthony J. Allott, our current Executive Vice President and Chief Financial Officer, will be promoted to President upon conclusion of our search for a new Chief Financial Officer, and that D. Greg Horrigan, our current President, will become Co-Chairman of the Board and continue in the Co-Chief Executive Officer role with
          R. Philip Silver, our current Chairman of the Board and Co-Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SILGAN HOLDINGS INC.



Dated:  August 6, 2004                    /s/Anthony J. Allott
                                          -----------------------------
                                          Anthony J. Allott
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                               EXHIBIT
-----------                               -------

     10 Second Amendment to the Credit Agreement dated as of July 15, 2004 among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, the lenders from time to time party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.

     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2004 and 2003.

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