Form 10-Q
period 2004-09-30
SILGAN HOLDINGS INC
filed 2004-11-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,422,142.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                September 30, 2004 and 2003 and December 31, 2003

                Condensed Consolidated Statements of Income for             4
                the three months ended September 30, 2004 and 2003

                Condensed Consolidated Statements of Income for             5
                the nine months ended September 30, 2004 and 2003

                Condensed Consolidated Statements of Cash Flows for         6
                the nine months ended September 30, 2004 and 2003

                Condensed Consolidated Statements of Stockholders'          7
                Equity for the nine months ended September 30, 2004
                and 2003

                Notes to Condensed Consolidated Financial Statements        8

     Item 2.    Management's Discussion and Analysis of Financial           21
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market       28
                Risk

     Item 4.    Controls and Procedures                                     29

Part II.  Other Information                                                 30

     Item 6.    Exhibits and Reports on Form 8-K                            30

Signatures                                                                  31

Exhibit Index                                                               32

Part I.  Financial Information
Item 1.  Financial Statements


                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                             (Unaudited, see Note 1)



                                                             Sept. 30,        Sept. 30,         Dec. 31,
                                                               2004             2003              2003
                                                               ----             ----              ----

Assets

Current assets
     Cash and cash equivalents ........................     $   22,877       $   33,576       $   12,100
     Trade accounts receivable, net ...................        317,450          333,718          159,273
     Inventories ......................................        307,966          321,525          320,194
     Prepaid expenses and other current assets ........         33,862           31,399           53,731
                                                            ----------       ----------       ----------
         Total current assets .........................        682,155          720,218          545,298

Property, plant and equipment, net ....................        792,903          809,113          817,850
Goodwill, net .........................................        203,606          217,634          202,421
Other assets ..........................................         55,818           54,745           55,515
                                                            ----------       ----------       ----------
                                                            $1,734,482       $1,801,710       $1,621,084
                                                            ==========       ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans .............................     $   78,100       $  133,000       $   25,000
     Current portion of long-term debt ................         23,670           21,670           23,670
     Trade accounts payable ...........................        156,832          146,632          211,639
     Accrued payroll and related costs ................         71,920           71,116           65,940
     Accrued liabilities ..............................         77,334           67,544           24,518
                                                            ----------       ----------       ----------
         Total current liabilities ....................        407,856          439,962          350,767

Long-term debt ........................................        953,910        1,059,394          953,910
Other liabilities .....................................        181,066          187,223          195,602


Stockholders' equity
     Common stock .....................................            211              209              210
     Paid-in capital ..................................        131,383          125,551          125,758
     Retained earnings ................................        123,164           63,339           60,905
     Accumulated other comprehensive loss .............         (1,204)         (13,575)          (5,675)
     Unamortized stock compensation ...................         (1,511)            --               --
     Treasury stock ...................................        (60,393)         (60,393)         (60,393)
                                                            ----------       ----------       ----------
         Total stockholders' equity ...................        191,650          115,131          120,805
                                                            ----------       ----------       ----------
                                                            $1,734,482       $1,801,710       $1,621,084
                                                            ==========       ==========       ==========


                                            See accompanying notes.


                                  SILGAN HOLDINGS INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended September 30, 2004 and 2003
                (Dollars and shares in thousands, except per share amounts)
                                      (Unaudited)


                                                                  2004            2003
                                                                  ----            ----

Net sales ...............................................       $784,847        $760,971

Cost of goods sold ......................................        679,046         658,775
                                                                --------        --------

     Gross profit .......................................        105,801         102,196

Selling, general and administrative expenses ............         28,619          28,130

Rationalization charges .................................             66           7,653
                                                                --------        --------

     Income from operations .............................         77,116          66,413

Interest and other debt expense before loss on
     early extinguishment of debt .......................         13,554          20,604

Loss on early extinguishment of debt ....................           --               967
                                                                --------        --------

     Interest and other debt expense ....................         13,554          21,571
                                                                --------        --------

     Income before income taxes .........................         63,562          44,842

Provision for income taxes ..............................         25,107          18,079
                                                                --------        --------

     Net income .........................................       $ 38,455        $ 26,763
                                                                ========        ========


Earnings per share:

     Basic net income per share .........................          $2.09           $1.47
                                                                   =====           =====

     Diluted net income per share .......................          $2.06           $1.45
                                                                   =====           =====


Dividends per share: ....................................          $0.15           $ --
                                                                   =====           =====


Weighted average number of shares:

      Basic .............................................         18,399          18,253

      Effect of dilutive securities .....................            228             194
                                                                  ------          ------

      Diluted ...........................................         18,627          18,447
                                                                  ======          ======


                                 See accompanying notes.




                                  SILGAN HOLDINGS INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the nine months ended September 30, 2004 and 2003
               (Dollars and shares in thousands, except per share amounts)
                                      (Unaudited)


                                                                  2004             2003
                                                                  ----             ----

Net sales ..............................................       $1,854,488       $1,760,588

Cost of goods sold .....................................        1,614,772        1,538,601
                                                               ----------       ----------

     Gross profit ......................................          239,716          221,987

Selling, general and administrative expenses ...........           82,559           79,849

Rationalization charges ................................            1,267            7,653
                                                               ----------       ----------

     Income from operations ............................          155,890          134,485

Interest and other debt expense before loss on
     early extinguishment of debt ......................           43,860           59,431

Loss on early extinguishment of debt ...................             --                967
                                                               ----------       ----------

     Interest and other debt expense ...................           43,860           60,398
                                                               ----------       ----------

     Income before income taxes and equity in
       losses of affiliate .............................          112,030           74,087

Provision for income taxes .............................           44,252           29,338
                                                               ----------       ----------

     Income before equity in losses of affiliate .......           67,778           44,749

Equity in losses of affiliate, net of income taxes .....             --                281
                                                               ----------       ----------

     Net income ........................................       $   67,778       $   44,468
                                                               ==========       ==========


Earnings per share:

     Basic net income per share ........................            $3.69            $2.44
                                                                    =====            =====

     Diluted net income per share ......................            $3.64            $2.42
                                                                    =====            =====


Dividends per share: ...................................            $0.30            $ --
                                                                    =====            =====


Weighted average number of shares:

     Basic .............................................           18,356           18,242

     Effect of dilutive securities .....................              239              153
                                                                   ------           ------

     Diluted ...........................................           18,595           18,395
                                                                   ======           ======

                                 See accompanying notes.



                                          SILGAN HOLDINGS INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the nine months ended September 30, 2004 and 2003
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                           2004              2003
                                                                           ----              ----
Cash flows provided by (used in) operating activities
     Net income .................................................       $  67,778         $  44,468
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization ..........................          90,718            86,223
         Rationalization charges ................................           1,267             7,653
         Equity in losses of affiliate ..........................            --                 457
         Other changes that provided (used) cash,
           net of effects from acquisitions:
              Trade accounts receivable, net ....................        (158,177)         (186,641)
              Inventories .......................................          12,148            30,267
              Trade accounts payable ............................          22,118            26,619
              Accrued liabilities ...............................          56,464            44,783
              Other, net ........................................           9,190            16,981
                                                                        ---------         ---------
         Net cash provided by operating activities ..............         101,506            70,810
                                                                        ---------         ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired ..............            --            (207,676)
     Capital expenditures .......................................         (72,919)          (79,160)
     Proceeds from asset sales ..................................           9,934             1,619
                                                                        ---------         ---------
         Net cash used in investing activities ..................         (62,985)         (285,217)
                                                                        ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ...........................         745,700           614,100
     Repayments under revolving loans ...........................        (692,600)         (481,100)
     Proceeds from stock option exercises .......................           2,262               485
     Changes in outstanding checks - principally vendors ........         (76,925)          (66,756)
     Proceeds from issuance of long-term debt ...................            --             150,000
     Repayments of long-term debt ...............................            --             (25,000)
     Dividends paid on common stock .............................          (5,519)             --
     Debt issuance costs ........................................            (662)           (2,064)
                                                                        ---------         ---------
         Net cash (used in) provided by financing activities ....         (27,744)          189,665
                                                                        ---------         ---------

Cash and cash equivalents
     Net increase (decrease) ....................................          10,777           (24,742)
     Balance at beginning of year ...............................          12,100            58,318
                                                                        ---------         ---------
     Balance at end of period ...................................       $  22,877         $  33,576
                                                                        =========         =========

Interest paid ...................................................       $  35,205         $  42,091
Income taxes paid, net of refunds ...............................             674               449


                                          See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                          For the nine months ended September 30, 2004 and 2003
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                             Common Stock                        Accumulated
                                             ------------     Paid-                 other      Unamortized                Total
                                                      Par      in      Retained comprehensive     stock     Treasury   stockholders'
                                             Shares  value   capital   earnings income (loss)  compensation   stock       equity
                                             ------  -----   -------   -------- -------------  ------------ --------   -------------
Balance at December 31, 2002 .............   18,231   $209   $124,872  $ 18,871   $(20,467)      $  --      $(60,393)    $ 63,092

Comprehensive income:

   Net income ............................     --      --        --      44,468       --            --          --         44,468

   Change in fair value of derivatives,
     net of tax provision of $1,015 ......     --      --        --        --        1,559          --          --          1,559

   Foreign currency translation ..........     --      --        --        --        5,333          --          --          5,333
                                                                                                                         --------
Comprehensive income .....................                                                                                 51,360

Stock option exercises, including
  tax benefit of $194 ....................       34    --         679      --         --            --          --            679
                                             ------   ----   --------  --------   --------       -------    --------     --------
Balance at September 30, 2003 ............   18,265   $209   $125,551  $ 63,339   $(13,575)      $  --      $(60,393)    $115,131
                                             ======   ====   ========  ========   ========       =======    ========     ========

Balance at December 31, 2003 .............   18,273   $210   $125,758  $ 60,905   $ (5,675)      $  --      $(60,393)    $120,805

Comprehensive income:

   Net income ............................     --      --        --      67,778       --            --          --         67,778

   Change in fair value of derivatives,
    net of tax provision of $1,934 .......     --      --        --        --        2,961          --          --          2,961

   Foreign currency translation ..........     --      --        --        --        1,510          --          --          1,510
                                                                                                                         --------
Comprehensive income .....................                                                                                 72,249

Dividends declared on common stock .......     --      --        --      (5,519)      --            --          --         (5,519)

Issuance of restricted stock units .......     --      --       1,631      --         --          (1,631)       --           --

Amortization of stock compensation .......     --      --        --        --         --             120        --            120

Stock option exercises, including
  tax benefit of $1,733 ..................      149      1      3,994      --         --            --          --          3,995
                                             ------   ----   --------  --------   --------       -------    --------     --------
Balance at September 30, 2004 ............   18,422   $211   $131,383  $123,164   $ (1,204)      $(1,511)   $(60,393)    $191,650
                                             ======   ====   ========  ========   ========       =======    ========     ========





                                                        See accompanying notes.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


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

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances of $22.5 million, $21.6 million and $99.4 million at September 30, 2004 and 2003 and December 31, 2003, respectively, are included in trade accounts payable in our Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2004 and 2003, we reclassified the changes in outstanding checks from operating activities to financing activities in our Condensed Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


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

In the second quarter of 2004, we granted 3,000 restricted stock units to the independent members of our Board of Directors, which vest in full six months from the date of grant. The fair value of these units at the date of grant was $0.1 million. In the third quarter of 2004, we granted 32,000 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $1.5 million. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Grants issued are accounted for as fixed grants and, accordingly, the fair value at the grant date has been charged to stockholders' equity as unamortized stock compensation and is being amortized over the respective vesting period.

Restricted stock units were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2004 because the market price at the date of grant was greater than the average market price of the common shares during such periods.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 1.     Significant Accounting Policies  (continued)

Stock-Based Compensation  (continued).

If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been as follows:


                                                             Three Months Ended          Nine Months Ended
                                                             ------------------          -----------------
                                                           Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                             2004         2003           2004        2003
                                                             ----         ----           ----        ----
                                                             (Dollars in thousands, except per share data)

   Net income, as reported ...........................      $38,455      $26,763        $67,778     $44,468
   Add: Stock-based compensation expense
        included in reported net income, net
        of income taxes ..............................           58         --               72        --
   Deduct:  Total stock-based employee
        compensation expense determined under
        fair value method for all awards,
        net of income taxes ..........................         (468)        (317)        (1,357)     (1,010)
                                                            -------      -------        -------     -------
   Pro forma net income ..............................      $38,045      $26,446        $66,493     $43,458
                                                            =======      =======        =======     =======

   Earnings per share:
        Basic net income per share - as reported .....        $2.09        $1.47          $3.69       $2.44
                                                              =====        =====          =====       =====
        Basic net income per share - pro forma .......        $2.07        $1.45          $3.62       $2.38
                                                              =====        =====          =====       =====

        Diluted net income per share - as reported ...        $2.06        $1.45          $3.64       $2.42
                                                              =====        =====          =====       =====
        Diluted net income per share - pro forma .....        $2.05        $1.44          $3.59       $2.37
                                                              =====        =====          =====       =====


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 3.     Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2003 is summarized as follows:




                                                                     Employee       Plant        Non-Cash
                                                                     Severance      Exit           Asset
                                                                   and Benefits     Costs       Write Down      Total
                                                                   ------------     -----       ----------      -----
                                                                                   (Dollars in thousands)


Balance at December 31, 2003
----------------------------
Fairfield Rationalization ......................................     $   --        $1,273          $ --        $ 1,273
2003 Acquisitions ..............................................       3,284        1,036            --          4,320
2003 Rationalizations ..........................................         595          971            --          1,566
                                                                     -------       ------          -----       -------
Balance at December 31, 2003 ...................................       3,879        3,280            --          7,159

Activity for the Nine Months Ended Sept. 30, 2004
-------------------------------------------------
Fairfield Rationalization Reserves Utilized.....................         --          (275)           --           (275)
Finalization of 2003 Acquisition Plan Reserves .................        (268)        (239)           --           (507)
2003 Acquisition Plan Reserves Utilized ........................      (2,820)        (751)           --         (3,571)
2003 Rationalization Plan Reserves Established .................         423          257            --            680
2003 Rationalization Plan Reserves Utilized ....................        (958)        (479)           --         (1,437)
Benton Harbor Rationalization Reserve Established ..............         210          136            241           587
Benton Harbor Rationalization Reserve Utilized .................        (210)        (136)          (241)         (587)
                                                                     -------       ------          -----       -------
Total Activity .................................................      (3,623)      (1,487)           --         (5,110)

Balance at September 30, 2004
-----------------------------
Fairfield Rationalization ......................................         --           998            --            998
2003 Acquisitions ..............................................         196           46            --            242
2003 Rationalizations ..........................................          60          749            --            809
Benton Harbor Rationalization ..................................         --           --             --            --
                                                                     -------       ------          -----       -------
Balance at September 30, 2004 ..................................     $   256       $1,793          $ --        $ 2,049
                                                                     =======       ======          =====       =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 3.     Rationalization Charges and Acquisition Reserves  (continued)

Benton Harbor Rationalization Plan
----------------------------------

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings during the first half of 2004 of $0.6 million. Through September 30, 2004, we made cash payments totaling $0.4 million related to this plan. All actions under this plan have been completed.

2003 Acquisition Plans
----------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first nine months of 2004, we made cash payments totaling $3.6 million related to these plans. At September 30, 2004, these reserves had an aggregate balance of $0.2 million. All cash payments related to these plans are expected in 2004.

2003 Rationalization Plans
--------------------------

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During 2004, additional rationalization charges of $0.7 million were recorded related to these plans. During the first nine months of 2004, we made cash payments totaling $1.4 million related to these plans. At September 30, 2004, these reserves had an aggregate balance of $0.8 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 3.     Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:



                                              Sept. 30,      Sept. 30,      Dec. 31,
                                                2004           2003           2003
                                                ----           ----           ----
                                                      (Dollars in thousands)

Accrued liabilities ......................     $  462         $5,515         $5,572
Other liabilities ........................      1,587          2,193          1,587
                                               ------         ------         ------
                                               $2,049         $7,708         $7,159
                                               ======         ======         ======


Note 4.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                              Sept. 30,      Sept. 30,      Dec. 31,
                                                2004           2003           2003
                                                ----           ----           ----
                                                      (Dollars in thousands)

Foreign currency translation .............     $ 6,145       $  3,335       $ 4,635
Change in fair value of derivatives ......       2,200         (1,255)         (761)
Minimum pension liability ................      (9,549)       (15,655)       (9,549)
                                               -------        -------       -------
   Accumulated other comprehensive loss...     $(1,204)      $(13,575)      $(5,675)
                                               =======       ========       =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 5.     Inventories

Inventories consisted of the following:


                                               Sept. 30,       Sept. 30,      Dec. 31,
                                                 2004            2003           2003
                                                 ----            ----           ----
                                                        (Dollars in thousands)

   Raw materials .......................       $ 42,043        $ 32,820       $ 36,732
   Work-in-process .....................         61,812          61,100         52,815
   Finished goods ......................        191,431         204,268        213,481
   Spare parts and other ...............         19,231          20,576         20,267
                                               --------        --------       --------
                                                314,517         318,764        323,295
   Adjustment to value inventory
       at cost on the LIFO method ......         (6,551)          2,761         (3,101)
                                               --------        --------       --------
                                               $307,966        $321,525       $320,194
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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 7.     Long-Term Debt

Long-term debt consisted of the following:


                                                   Sept. 30,        Sept. 30,         Dec. 31,
                                                     2004             2003              2003
                                                     ----             ----              ----
                                                             (Dollars in thousands)


Bank debt
     Bank revolving loans .................       $   78,100       $  133,000       $   25,000
     Bank A term loans ....................           83,330          100,000           83,330
     Bank B term loans ....................          691,250          498,250          691,250
                                                  ----------       ----------       ----------
        Total bank debt ...................          852,680          731,250          799,580

Subordinated debt
     6 3/4% Senior Subordinated Notes .....          200,000             --            200,000
     9% Senior Subordinated Debentures ....             --            479,814             --
     Other ................................            3,000            3,000            3,000
                                                  ----------       ----------       ----------
        Total subordinated debt ...........          203,000          482,814          203,000
                                                  ----------       ----------       ----------

Total debt ................................        1,055,680        1,214,064        1,002,580
     Less current portion .................          101,770          154,670           48,670
                                                  ----------       ----------       ----------
                                                  $  953,910       $1,059,394       $  953,910
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

In July 2004, interest rate swaps at fixed rates ranging from 2.5 percent to 2.7 percent for an aggregate notional principal amount of $200 million expired. The expiration of these interest rate swaps did not have a material effect on our financial position or results of operations.

On July 15, 2004, we completed an amendment to our senior secured credit facility that lowered the margin on our B term loans by twenty-five basis points, resulting in an interest rate on our B term loans of LIBOR plus 1.75 percent.

At September 30, 2004, our current portion of debt consisted of $78.1 million of bank revolving loans related primarily to seasonal working capital needs and $23.7 million of bank term loans.

In October 2004, interest rate swaps at fixed rates of 3.8 percent for an aggregate notional principal amount of $50 million expired. The expiration of these interest rate swaps is not expected to have a material effect on our financial position or results of operations.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 8.     Retirement Benefits

The components of the net periodic pension benefits costs are as follows:


                                                    Three Months Ended           Nine Months Ended
                                                    ------------------           -----------------
                                                  Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                    2004          2003          2004           2003
                                                    ----          ----          ----           ----
                                                                 (Dollars in thousands)

   Service cost ...........................       $ 2,405       $ 2,579       $  8,692       $  7,468
   Interest cost ..........................         5,056         4,739         14,941         13,016
   Expected return on plan assets .........        (5,556)       (4,081)       (16,687)       (11,258)
   Amortization of prior service cost .....           854           700          2,461          2,100
   Amortization of actuarial losses .......            36           343            890          1,029
   Curtailment loss .......................          --              37           --              111
                                                  -------       -------       --------       --------
   Net periodic benefit cost ..............       $ 2,795       $ 4,317       $ 10,297       $ 12,466
                                                  =======       =======       ========       ========



The components of the net periodic other postretirement benefits costs are as follows:


                                                   Three Months Ended           Nine Months Ended
                                                   ------------------           -----------------
                                                 Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                   2004          2003          2004           2003
                                                   ----          ----          ----           ----
                                                                (Dollars in thousands)

   Service cost ...........................       $ (536)       $  579        $1,021         $1,685
   Interest cost ..........................          779         1,342         3,682          3,778
   Amortization of prior service cost .....            1             1             4              3
   Amortization of actuarial losses .......         (455)           80           122            240
                                                  ------        ------        ------         ------
   Net periodic benefit cost ..............       $ (211)       $2,002        $4,829         $5,706
                                                  ======        ======        ======         ======


In the third quarter of 2004, in order to reflect the most current estimate of our postretirement plans, we recorded a reduction to our postretirement benefits expense of $1.8 million pertaining to amounts recorded earlier in the year. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the change in accounting estimate for postretirement benefits costs was accounted for in the current period, and resulted in an increase to net income of $1.1 million, or $0.06 per diluted share, for the three and nine months ended September 30, 2004.

In December 2003, the U.S. enacted into law the "Medicare Prescription Drug, Improvement and Modernization Act of 2003," or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 8.     Retirement Benefits  (continued)

In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Since specific authoritative guidance on the accounting for the federal subsidy was pending, we elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act and was effective for us on July 1, 2004. FSP No. 106-2 supercedes FSP No. 106-1 and requires recognition of the change in postretirement benefit obligation as an actuarial gain.

Some of our retiree medical programs already provide prescription drug coverage for retirees over age 65 that is at least as generous as the benefit to be provided under Medicare. This Act will reduce our share of the obligations for future retiree medical benefits in these instances. However, based on current guidance, we have determined that the impact to our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs from this Act will be insignificant. Therefore, we will incorporate the effects of this Act at our December 31, 2004 postretirement plan measurement date.

Our minimum required contributions to our pension plans, as previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, based on current tax law, were estimated at $6.1 million for 2004. In the third quarter of 2004, we revised our estimate of minimum required contributions to $2.4 million due to our prior year funding in excess of minimum requirements and the performance of the plan assets. Generally, it is our practice to make contributions in accordance with ERISA minimum requirements, except that under certain circumstances we may make contributions, up to the extent they are tax deductible, in excess of the minimum amounts required in order to reduce our unfunded pension liability. During the first nine months of 2004, we have made contributions of $2.8 million to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 9.     Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:


                                                   Metal Food         Plastic
                                                   Containers(1)     Containers(2)     Corporate        Total
                                                   ----------        ----------        ---------        -----
                                                                       (Dollars in thousands)

Three Months Ended Sept. 30, 2004
---------------------------------

Net sales ....................................     $  642,735         $142,112         $   --        $  784,847
Depreciation and amortization(3) .............         19,641           10,197               7           29,845
Segment income from operations ...............         69,168            9,860          (1,912)          77,116

Three Months Ended Sept. 30, 2003
---------------------------------

Net sales ....................................     $  621,721         $139,250         $   --        $  760,971
Depreciation and amortization(3) .............         18,185           10,785               9           28,979
Segment income from operations ...............         63,491            4,326          (1,404)          66,413


Nine Months Ended Sept. 30, 2004
--------------------------------

Net sales ....................................     $1,422,754         $431,734         $   --        $1,854,488
Depreciation and amortization(3) .............         57,081           30,647              27           87,755
Segment income from operations ...............        123,564           37,792          (5,466)         155,890

Nine Months Ended Sept. 30, 2003
--------------------------------

Net sales ....................................     $1,335,091         $425,497         $   --        $1,760,588
Depreciation and amortization(3) .............         52,405           30,776              31           83,212
Segment income from operations ...............        101,369           37,131          (4,015)         134,485

-------------


     (1) Segment income from operations includes rationalization charges of $1.0 million recorded for the nine months ended September 30, 2004 and $0.6 million for the three and nine months ended September 30, 2003.
     (2) Segment income from operations includes rationalization charges of $0.3 million recorded for the nine months ended September 30, 2004 and $7.1 million for the three and nine months ended September 30, 2003.
     (3) Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively, and $3.0 million for each of the nine month periods ended September 30, 2004 and 2003.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2004 and 2003 and for the
                 three and nine months then ended is unaudited)


Note 9.     Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate as follows:


                                                      Three Months Ended           Nine Months Ended
                                                      ------------------           -----------------
                                                    Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                      2004          2003          2004           2003
                                                      ----          ----          ----           ----
                                                                  (Dollars in thousands)

   Total segment income from operations .....       $77,116       $66,413       $155,890       $134,485
   Interest and other debt expense ..........        13,554        21,571         43,860         60,398
                                                    -------       -------       --------       --------
     Income before income taxes and
          equity in losses of affiliate .....       $63,562       $44,842       $112,030       $ 74,087
                                                    =======       =======       ========       ========


Note 10.    Dividends

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, which was paid on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend was $2.8 million.

In July 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, which was paid on September 15, 2004 to holders of record of our common stock on September 1, 2004. The cash payment for this dividend was $2.8 million.

On November 4, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, payable on December 15, 2004 to holders of record of our common stock on December 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

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

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and complete acquisitions that generate attractive cash returns. We have grown our net sales over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. In the absence of compelling acquisitions, we intend to continue to focus on reducing our debt balance from December 31, 2003 and expect to pay down between $200 - $300 million from 2004 through 2006, of which at least $100 million is expected in 2004.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.


                                                                Three Months Ended         Nine Months Ended
                                                                ------------------         -----------------
                                                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                 2004         2003         2004         2003
                                                                 ----         ----         ----         ----
Net sales
  Metal food containers..................................        81.9%        81.7%        76.7%        75.8%
  Plastic containers.....................................        18.1         18.3         23.3         24.2
                                                                -----        -----        -----        -----
     Consolidated........................................       100.0        100.0        100.0        100.0
Cost of goods sold.......................................        86.5         86.6         87.1         87.4
                                                                -----        -----        -----        -----
Gross profit.............................................        13.5         13.4         12.9         12.6
Selling, general and administrative expenses.............         3.7          3.7          4.5          4.6
Rationalization charges .................................         --           1.0          --           0.4
                                                                -----        -----        -----        -----
Income from operations...................................         9.8          8.7          8.4          7.6
Interest and other debt expense..........................         1.7          2.8          2.4          3.4
                                                                -----        -----        -----        -----
Income before income taxes and equity in losses
  of affiliate...........................................         8.1          5.9          6.0          4.2
Provision for income taxes...............................         3.2          2.4          2.4          1.7
                                                                -----        -----        -----        -----
Income before equity in losses of affiliate .............         4.9          3.5          3.6          2.5
Equity in losses of affiliate, net of income taxes.......         --           --           --           --
                                                                -----        -----        -----        -----
Net income...............................................         4.9%         3.5%         3.6%         2.5%
                                                                =====        =====        =====        =====


Summary unaudited results of operations for the three and nine months ended September 30, 2004 and 2003 are provided below.


                                           Three Months Ended          Nine Months Ended
                                           ------------------          -----------------
                                         Sept. 30,    Sept. 30,     Sept. 30,      Sept. 30,
                                           2004         2003          2004           2003
                                           ----         ----          ----           ----
                                                       (Dollars in millions)

Net sales
     Metal food containers ........       $642.7       $621.7       $1,422.8       $1,335.1
     Plastic containers ...........        142.1        139.3          431.7          425.5
                                          ------       ------       --------       --------
        Consolidated ..............       $784.8       $761.0       $1,854.5       $1,760.6
                                          ======       ======       ========       ========

Income from operations
     Metal food containers(1) .....       $ 69.2       $ 63.5       $  123.6       $  101.4
     Plastic containers(2) ........          9.8          4.3           37.8           37.1
     Corporate ....................         (1.9)        (1.4)          (5.5)          (4.0)
                                          ------       ------       --------       --------
        Consolidated ..............       $ 77.1       $ 66.4       $  155.9       $  134.5
                                          ======       ======       ========       ========

-------------

     (1) Includes rationalization charges of $1.0 million recorded for the nine months ended September 30, 2004 and $0.6 million for the three and nine months ended September 30, 2003.
     (2) Includes rationalization charges of $0.3 million recorded for the nine months ended September 30, 2004 and $7.1 million for the three and nine months ended September 30, 2003.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Overview. Consolidated net sales were $784.8 million in the third quarter of 2004, representing a 3.1 percent increase as compared to the third quarter of 2003. This increase was primarily attributable to higher average selling prices as a result of the pass through of increased raw material costs in both the metal food and plastic container businesses. Income from operations for the third quarter of 2004 increased by $10.7 million, or 16.1 percent, as compared to the same period in 2003, primarily due to the inclusion of rationalization charges of $7.7 million in 2003 and better margins in 2004 in the metal food container business resulting from an improved product mix and strong operating results at Silgan Closures. Net income for the third quarter of 2004 of $38.4 million, or $2.06 per diluted share, increased by $11.6 million, or $0.61 per diluted share, as compared to the same period in 2003 as a result of the items previously discussed, as well as lower interest and other debt expense.

Net Sales. The $23.8 million increase in consolidated net sales in the third quarter of 2004 as compared to the third quarter of 2003 was primarily the result of higher average selling prices resulting from the pass through of higher raw material costs in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $21.0 million, or 3.4 percent, in the third quarter of 2004 as compared to the same period in 2003. This increase was primarily attributable to higher average selling prices due to the pass through of higher steel costs.

Net sales for the plastic container business in the third quarter of 2004 increased $2.8 million, or 2.0 percent, as compared to the same period in 2003. This increase was principally a result of higher average selling prices due to the pass through of increased resin costs, partially offset by the effect of price concessions made last year and a less favorable mix of products sold due to weak demand from certain customers in the personal care market.

Gross Profit. The slight increase in gross profit margin for the third quarter of 2004 as compared to the same period in 2003 was principally due to better margins in the metal food container business resulting from an improved product mix and the benefits of rationalization initiatives in the closures operations, partially offset by the impact of prior year price concessions and a less favorable product mix in our plastic container business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the third quarter of 2004 remained constant at 3.7 percent as compared to the same period in 2003.

Income from Operations. Income from operations for the third quarter of 2004 increased by $10.7 million as compared to the third quarter of 2003 and operating margin increased to 9.8 percent from 8.7 percent over the same periods. Results for the third quarter of 2003 included rationalization charges totaling $7.7 million related to closing several manufacturing facilities.

Income from operations of the metal food container business for the third quarter of 2004 increased $5.7 million, or 9.0 percent, as compared to the same period in 2003, and operating margin increased to 10.8 percent from 10.2 percent over the same periods. These increases were principally due to the effect of an improved mix of products sold as well as the benefits from rationalization and integration activities at the closures operations, partially offset by increases in manufacturing costs.

In the third quarter of 2004, in order to reflect the most current estimate of our postretirement plans, we recorded a reduction to our postretirement benefits expense of $1.8 million pertaining to amounts recorded earlier in the year. This adjustment resulted in a benefit to our third quarter 2004 income from operations of $2.1 million as compared to the third quarter of 2003, which was largely offset by increases in other employee health and welfare related costs in the quarter. Our postretirement benefits costs in the fourth quarter of 2004 are expected to be consistent with the same period in the prior year.

Income from operations of the plastic container business for the third quarter of 2004 increased $5.5 million as compared to the same period in 2003, and operating margin increased to 6.9 percent from 3.1 percent over the same periods. Income from operations and operating margin in the third quarter of 2003 included rationalization charges totaling $7.1 million related to closing two manufacturing facilities. Income from operations and operating margin in the third quarter of 2004 were negatively impacted by a less favorable mix of products sold, prior year price concessions and higher manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2004 decreased $8.0 million to $13.6 million as compared to the same period in 2003. This decrease resulted primarily from a lower average interest rate as a result of the refinancing of all $500 million of the 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, in late 2003 with $200 million of lower cost 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes, and borrowings under the senior secured credit facility, or the Credit Agreement, and lower average borrowings as a result of debt reductions late in 2003.

We have entered into interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. In July 2004, interest rate swaps at fixed rates ranging from 2.5 percent to 2.7 percent for an aggregate notional principal amount of $200 million expired. The expiration of these interest rate swaps did not have a material effect on our financial position or results of operations. At September 30, 2004, the aggregate notional principal amount of our interest rate swap agreements was $500 million, including $50 million notional principal amount that expired in October 2004. The expiration of these interest rate swaps in October 2004 is not expected to have a material effect on our financial position or results of operations.


Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Overview. Consolidated net sales were $1.855 billion in the first nine months of 2004, representing a 5.3 percent increase as compared to the first nine months of 2003 as a result of the inclusion of net sales of Silgan Closures, as well as higher net sales in both the metal food and plastic container businesses due to the effect of the pass through of higher raw material costs. Income from operations for the first nine months of 2004 increased by $21.4 million, or 15.9 percent, as compared to the same period in 2003. The increase in income from operations was primarily a result of the integration and rationalization benefits from businesses acquired in early 2003, increased sales of value-added products and the incurrence of rationalization charges of $7.7 million in 2003, partially offset by higher depreciation and manufacturing expenses. Net income for the first nine months of 2004 of $67.7 million, or $3.64 per diluted share, increased by $23.2 million, or $1.22 per diluted share, as compared to the same period in 2003 as a result of the items previously discussed, as well as lower interest expense.

Net Sales. The $93.9 million increase in consolidated net sales in the first nine months of 2004 as compared to the first nine months of 2003 was the result of higher net sales in the metal food container business primarily due to the acquisition of Silgan Closures in early 2003 and the effect of the pass through of higher raw material costs in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $87.7 million, or 6.6 percent, in the first nine months of 2004 as compared to the same period in 2003. This increase was primarily attributable to the inclusion of net sales of Silgan Closures for the entire period in 2004, as well as higher average selling prices due to the pass through of increased steel costs and an enhanced product mix.

Net sales for the plastic container business in the first nine months of 2004 increased $6.2 million, or 1.5 percent, as compared to the same period in 2003. This increase was principally a result of higher average selling prices due to the pass through of increased resin costs, partially offset by a less favorable mix of products sold.

Gross Profit. The increase in gross profit margin for the first nine months of 2004 as compared to the same period in 2003 was principally due to increased sales of value-added products and the inclusion of and benefits from rationalizing the closures operations of our metal food container business. These factors were partially offset by the impact of prior year price concessions in the plastic container business and higher depreciation and manufacturing expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2004 increased $2.7 million as compared with the same period in 2003 due to the inclusion of Silgan Closures for the entire 2004 period. As a percentage of consolidated net sales, selling, general and administrative expenses were 0.1 percent lower over the same periods as a result of the benefits from integrating the administrative functions of the closures operations into our metal food container business.

Income from Operations. Income from operations for the first nine months of 2004 increased by $21.4 million as compared to the first nine months of 2003, and operating margin increased to 8.4 percent from 7.6 percent over the same periods. Results for the first nine months of 2003 included rationalization charges totaling $7.7 million related to closing several manufacturing facilities.

Income from operations of the metal food container business for the first nine months of 2004 increased $22.2 million, or 21.9 percent, as compared to the same period in 2003, and operating margin increased to 8.7 percent from 7.6 percent over the same periods. These increases were principally due to the inclusion of the results of Silgan Closures and benefits from relatively higher capital spending over the last several years. These favorable items were partially offset by higher depreciation expense and an increase in manufacturing costs.

Income from operations of the plastic container business for the first nine months of 2004 increased $0.7 million, or 1.9 percent, as compared to the same period in 2003, and operating margin increased to 8.8 percent from 8.7 percent over the same periods. These increases were primarily a result of the inclusion of $7.1 million of rationalization charges in 2003, offset by a less favorable mix of products sold, the impact of prior year price concessions and higher manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2004 decreased $16.5 million to $43.9 million as compared to the same period in 2003. This decrease resulted primarily from a lower average interest rate as a result of the refinancing of all $500 million of the 9% Debentures in late 2003 with lower cost 6 3/4% Notes and borrowings under the Credit Agreement and lower average outstanding borrowings as a result of debt reductions in late 2003.

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

For the nine months ended September 30, 2004, we used cash from operations of $101.5 million, proceeds from stock option exercises of $2.3 million, proceeds from asset sales of $9.9 million and net borrowings of revolving loans of $53.1 million offset by the reduction in outstanding checks of $76.9 million to fund capital expenditures of $72.9 million, dividends paid on common stock of $5.5 million, debt issuance costs of $0.7 million and to increase cash balances by $10.8 million.

For the nine months ended September 30, 2003, we used incremental term loan borrowings of $150 million under the Credit Agreement, cash balances of $24.7 million, cash provided by operations of $70.8 million, proceeds from asset sales of $1.6 million, proceeds from stock option exercises of $0.5 million and net borrowings of revolving loans of $133.0 million offset by the reduction in outstanding checks of $66.7 million to fund the acquisitions of White Cap, Thatcher Tubes and Pacific Coast Can for $207.7 million, capital expenditures of $79.2 million, the partial redemption of $25 million of 9% Debentures and debt issuance costs of $2.0 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

During the third quarter of 2004, we utilized approximately $267.5 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facility under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

At September 30, 2004, we had $78.1 million of revolving loans outstanding under the Credit Agreement related primarily to seasonal working capital needs. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at September 30, 2004 was $297.0 million, leaving approximately 74 percent of our revolving loan facility under the Credit Agreement unused.

On July 15, 2004, we completed an amendment to the Credit Agreement that lowered the margin on our B term loans by twenty-five basis points, from an interest rate on our B term loans of LIBOR plus 200 basis points to an interest rate of LIBOR plus 175 basis points. At September 30, 2004, we had $691.3 million of outstanding B term loans.

In April 2004, our Board of Directors initiated a quarterly dividend on our common stock and approved a $0.15 per share quarterly cash dividend, which was paid on June 15, 2004 to holders of record of our common stock on June 1, 2004. The cash payment for this dividend was $2.8 million.

In July 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, which was paid on September 15, 2004 to holders of record of our common stock on September 1, 2004. The cash payment for this dividend was $2.8 million.

On November 4, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share, payable on December 15, 2004 to holders of record of our common stock on December 1, 2004. The cash payment for this dividend is expected to be approximately $2.8 million.

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

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance with all of these covenants during the next year.

Rationalization Charges and Acquisition Reserves

During the first quarter of 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility. This decision resulted in a charge to earnings during the first half of 2004 of $0.6 million. Through September 30, 2004, we made cash payments totaling $0.4 million related to this plan. All actions under this plan have been completed.

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During the first quarter of 2004, we finalized these plans and the related acquisition reserves. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. During the first nine months of 2004, we made cash payments totaling $3.6 million related to these plans. At September 30, 2004, these reserves had an aggregate balance of $0.2 million. All cash payments related to these plans are expected in 2004.

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the closures business. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which included $5.3 million for the non-cash write-down in carrying value of assets. During 2004, additional rationalization charges of $0.7 million were recorded related to these plans. During the first nine months of 2004, we made cash payments totaling $1.4 million related to these plans. At September 30, 2004, these reserves had an aggregate balance of $0.8 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Therefore, cash payments related to these reserves are expected through 2010.

You should also read Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 included elsewhere in this Quarterly Report.

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

In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003." Since specific authoritative guidance on the accounting for the federal subsidy was pending, we elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act and was effective for us on July 1, 2004. FSP No. 106-2 supercedes FSP No. 106-1 and requires recognition of the change in postretirement benefit obligation as an actuarial gain.

Some of our retiree medical programs already provide prescription drug coverage for retirees over age 65 that is at least as generous as the benefit to be provided under Medicare. This Act will reduce our share of obligations for future retiree medical benefits in these instances. However, based on current guidance, we have determined that the impact to our accumulated other postretirement benefit obligation and net periodic other postretirement benefit costs from this Act will be insignificant. Therefore, we will incorporate the effects of this Act at our December 31, 2004 postretirement plan measurement date.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks. You should also read Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2004 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit Number                          Description
    --------------                          -----------

         12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2004 and 2003.

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

         31.3            Certification   by   the   Chief    Financial   Officer
                         pursuant  to  Section  302  of  the Sarbanes-Oxley Act.

         32.1            Certification  by   the   Co-Chief   Executive  Officer
                         pursuant  to  Section  906  of  the Sarbanes-Oxley Act.

         32.2            Certification  by   the   Co-Chief   Executive  Officer
                         pursuant  to  Section  906  of  the Sarbanes-Oxley Act.

         32.3            Certification   by   the   Chief    Financial   Officer
                         pursuant  to  Section  906  of  the Sarbanes-Oxley Act.


(b)  Reports on Form 8-K

     1. On July 22, 2004, we filed a Current Report on Form 8-K related to our announcement of our results of operations for the three and six month periods ended June 30, 2004.

     2. On July 30, 2004, we filed a Current Report on Form 8-K related to our announcement of the declaration of a quarterly cash dividend on our common stock.

     3. On August 18, 2004, we filed a Current Report on Form 8-K related to our announcement that Robert B. Lewis was appointed Executive Vice President and Chief Financial Officer, that Anthony J. Allott was promoted to President and that D. Greg Horrigan was appointed Co-Chairman of the Board along with R. Philip Silver, with both Messrs. Silver and Horrigan continuing in their Co-Chief Executive Officer roles.

     4. On September 16, 2004, we filed a Current Report on Form 8-K related to our announcement of the acquisition of the plastic tube manufacturing assets of Amcor Plastube Inc. located in Breinigsville, Pennsylvania.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SILGAN HOLDINGS INC.



Dated:  November 9, 2004                         /s/Robert B. Lewis
                                                 ----------------------------
                                                 Robert B. Lewis
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                      EXHIBIT INDEX


     EXHIBIT NO.                                 EXHIBIT
     -----------                                 -------

         12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2004 and 2003.

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