Form 10-K
period 2004-12-31
SILGAN HOLDINGS INC
filed 2005-03-07
CIK 849869

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

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the price at which the Registrant's Common Stock was last sold as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $449.4 million. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2005, the number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, was 18,495,141.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                      TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----

PART I............................................................................................1
   Item 1.    Business............................................................................1
   Item 2.    Properties.........................................................................14
   Item 3.    Legal Proceedings..................................................................15
   Item 4.    Submission of Matters to a Vote of Security Holders................................15
PART II..........................................................................................16
   Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities.....................................................16
   Item 6.    Selected Financial Data............................................................16
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................19
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................34
   Item 8.    Financial Statements and Supplementary Data........................................35
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................35
   Item 9A.   Controls and Procedures............................................................35
   Item 9B.   Other Information..................................................................36
PART III.........................................................................................37
   Item 10.   Directors and Executive Officers of the Registrant.................................37
   Item 11.   Executive Compensation.............................................................37
   Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................37
   Item 13.   Certain Relationships and Related Transactions.....................................37
   Item 14.   Principal Accountant Fees and Services.............................................37
PART IV..........................................................................................38
   Item 15.   Exhibits and Financial Statement Schedules.........................................38


                                     PART I

Item 1.  Business.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of $2.421 billion in 2004. Our products are used for a wide variety of end markets and we operate 61 manufacturing plants throughout the United States and Canada. Our products include:

      o steel and aluminum containers for human and pet food and metal, composite and plastic vacuum closures for food and beverage products; and

      o custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2004 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, low cost producer position, strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. Additionally, through our Silgan Closures business that we have integrated with our metal food container business, we are a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. For 2004, our metal food container business had net sales of $1.842 billion (approximately 76 percent of our consolidated net sales) and income from operations of $154.7 million (approximately 75 percent of our consolidated income from operations excluding corporate expense).

     We are also a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2004, our plastic container business had net sales of $578.4 million (approximately 24 percent of our consolidated net sales) and income from operations of $52.1 million (approximately 25 percent of our consolidated income from operations excluding corporate expense).

     Our customer base includes some of the world's best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers' business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2005 approximately 90 percent of our projected metal food container sales and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

 Our History

     We were founded in 1987 by our Co-Chief Executive Officers, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired and integrated twenty businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2004. Our plastic container business has also improved its market position since 1987, with net sales increasing more than sixfold to $578.4 million in 2004. The following chart shows our acquisitions since our inception:



           Acquired Business                     Year          Products
           -----------------                     ----          --------
Nestle Food Company's metal container            1987    Metal food containers
  manufacturing division
Monsanto Company's plastic container business    1987    Plastic containers
Fort Madison Can Company of The Dial             1988    Metal food containers
  Corporation
Seaboard Carton Division of Nestle Food Company  1988    Paperboard containers
Aim Packaging, Inc.                              1989    Plastic containers
Fortune Plastics Inc.                            1989    Plastic containers
Express Plastic Containers Limited               1989    Plastic containers
Amoco Container Company                          1989    Plastic containers
Del Monte Corporation's U.S. can manufacturing   1993    Metal food containers
  operations
Food Metal and Specialty business of American    1995    Metal food containers,
  National Can Company                                   steel closures and Omni
                                                         plastic containers
Finger Lakes Packaging Company, Inc., a          1996    Metal food containers
  subsidiary of Birds Eye Foods, Inc.
Alcoa Inc.'s North American aluminum roll-on     1997    Aluminum roll-on
  closure business                                       closures
Rexam plc's North American plastic container     1997    Plastic containers and
  business                                               closures
Winn Packaging Co.                               1998    Plastic containers
Campbell Soup Company's steel container          1998    Metal food containers
  manufacturing business
Clearplass Containers, Inc.                      1998    Plastic containers
RXI Holdings, Inc.                               2000    Plastic containers and
                                                         plastic closures, caps,
                                                         sifters and fitments
Thatcher Tubes LLC                               2003    Plastic tubes
Amcor White Cap, LLC (Silgan Closures LLC)       2003    Metal, composite and
                                                         plastic vacuum closures
Pacific Coast Producers' can manufacturing       2003    Metal food containers
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

Maintain an Optimal Capital Structure to Support Growth and Increase Shareholder Value

     Our financial strategy is to use leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of such acquisition opportunities, we intend to use our cash flow to repay debt or for other permitted purposes. In 2003, we established a target to reduce our debt by $200-$300 million over the period from 2004 through 2006 in the absence of compelling acquisitions. In 2004, we paid down $160.9 million of debt, making significant progress toward this debt reduction goal. As a result, we believe that over the next two years we can meet our debt reduction goal and still complete some complementary acquisitions should they become available. Although no assurances can be given, we expect to pay down approximately $100 million of debt during 2005 in the absence of acquisitions.

Expand Through Acquisitions and Internal Growth

     We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to rapidly increase our net sales and income from operations, which have grown at compounded annual growth rates of 14.1 percent and 16.9 percent, respectively, over the last ten years.

     During the past seventeen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle Food Company, or Nestle, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, and most recently Pacific Coast Producers, or Pacific Coast, reflect this trend. We estimate that approximately 8 percent of the market for metal food containers is still served by self-manufacturers.

     While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made significant capital investment over the last few years in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top(TM) easy-open ends. In 2004, 54 percent of our metal food containers sold had a Quick Top(TM) easy-open end, representing an increase in unit sales of this value-added feature of 33 percent since 2002.

     We have improved our market position for our plastic container business since 1987, with net sales increasing more than sixfold to $578.4 million in 2004. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. With our acquisition of Thatcher Tubes LLC, or Thatcher Tubes, we extended our business into decorated plastic tubes primarily for personal care products to complement our existing plastic container business. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we used a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

Enhance Profitability Through Productivity Improvements and Cost Reductions

     We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. For example, following our acquisition in March 2003 of the remaining 65 percent equity interest that we did not own in Amcor White Cap, LLC, our former vacuum closures joint venture which we renamed Silgan Closures LLC, or Silgan Closures, we implemented rationalization and integration plans to consolidate certain administrative functions of this business with our metal food container business and to close a higher cost manufacturing facility. We substantially completed these plans in 2004 and significantly improved the profitability of this business. Additionally, with our acquisition in April 2003 of the can manufacturing business of Pacific Coast, we were able to successfully rationalize and consolidate this business into our existing metal food container facilities and realize cost reductions and manufacturing efficiencies as a result.

     We expect that our acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling. We also expect to continue to benefit from economies of scale and from the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved and expect to continue to improve the operating performance of our plant facilities by investing capital for productivity improvements and manufacturing cost reductions. For example, we intend to make certain capital expenditures on equipment to automate activities currently performed manually. While we have made some of these investments in certain of our plants, more opportunities still exist throughout our system. We will continue to use a disciplined approach to identify these opportunities to generate attractive cash returns.

Business Segments

     We are a holding company that conducts our business through two wholly owned operating subsidiaries, Silgan Containers Corporation, or Silgan
Containers, and Silgan Plastics Corporation, or Silgan Plastics. Silgan Containers includes our metal food container operations and our metal, composite and plastic vacuum closure operations, and Silgan Plastics includes our plastic container, tube and closure operations.

Metal Food Containers--76 percent of our consolidated net sales in 2004

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2004 of approximately half of the market, and one of the largest manufacturers of metal, composite and plastic vacuum closures in North America for food and beverage products. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2004, our metal food container business had net sales of $1.842 billion (approximately 76 percent of our consolidated net sales) and income from operations of $154.7 million (approximately 75 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2005 will be pursuant to multi-year customer supply arrangements.

     Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product's quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality and high levels of service and value-added features such as our family of Quick Top(TM) easy-open ends.

     Through Silgan Closures, we also manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink tea, sports drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, beer and liquor, fruit, vegetables, preserves, baby food, baby juice, infant formula and dairy products. We also provide customers with sealing/capping equipment to complement our closure product offering for food and beverage products. As a result of our extensive range of metal, composite and plastic vacuum closures and our geographic presence, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

Plastic Containers--24 percent of our consolidated net sales in 2004

     We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2004, Silgan Plastics had net sales of $578.4 million (approximately 24 percent of our consolidated net sales) and income from operations of $52.1 million (approximately 25 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sixfold.

     We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn and garden chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments and liquor. Additionally, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes, and our innovative Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products.

     Our leading position in the plastic container market is largely driven by our rapid response to our customers' design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also have the ability to manufacture decorated plastic tubes for our customers, providing our customers with the ability to satisfy more of their plastic packaging needs through one supplier. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers' markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging.

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

     As  of  March  1,  2005,   we   operated   61   manufacturing   facilities,
geographically dispersed throughout the United States and Canada, that serve the distribution needs of our customers.

Metal Food Container Business

     The manufacturing operations of our metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top(TM) easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top(TM) easy-open end designs for improvements for optimum consumer preference.

     The manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining closures. We manufacture lug style steel closures and aluminum roll-on closures for glass and plastic containers, ranging in size from 18 to 110 millimeters in diameter. We employ state-of-the-art multi-die presses to manufacture metal closures, offering a low-cost, high quality means of production. Plastic closures are manufactured using both injection and compression molded processes. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming a plastic closure shell. In the compression molded process, pellets of plastic resin are heated and extruded, and then compressed to form a plastic closure shell. In both processes, the shell is then lined, slit and printed depending on its end use. For composite closures, a metal panel is manufactured using the same manufacturing process for metal closures, and then it is inserted into a plastic closure shell and then lined.

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

Raw Materials

     Based upon our existing arrangements with suppliers and our current and anticipated requirements, we believe that we have made adequate provisions for acquiring our raw materials. As a result of significant consolidation of suppliers, we are, however, dependent upon a limited number of suppliers for our steel, aluminum, coatings and compound raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our multi-year customer supply arrangements and through general price increases.

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

     Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability of certain foreign steel suppliers to competitively supply steel in the United States. In 2004, the steel industry claimed to have raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. In response, the steel industry announced significant price increases for steel during 2004. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers' requirements. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers' requirements in 2005 as well. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For non-contract customers, subject to market conditions, we also increase their metal food container prices to pass through increases in our metal costs.

     Our material requirements are supplied through agreements and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to purchase such raw materials at comparable prices or terms.

Plastic Container Business

     The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has increased significantly in the past few years. Our plastic container business has generally passed along to our customers changes in the prices of our resin raw materials in accordance with customer supply arrangements. We believe that we have made adequate provision to purchase sufficient quantities of resins for the foreseeable future.

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

     In 2004, 2003, and 2002, approximately 11 percent, 11 percent, and 13 percent, respectively, of our net sales were to Nestle; approximately 11 percent, 11 percent, and 10 percent, respectively, of our net sales were to Del Monte; and approximately 13 percent, 12 percent, and 12 percent, respectively, of our net sales were to Campbell. No other customer accounted for more than 10 percent of our total net sales during those years.

Metal Food Container Business

     We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2004 of approximately half of the market. Our largest customers for these products include Campbell, ConAgra Foods Inc., Del Monte, Dial, General Mills, Inc., Hormel Foods Corp., or Hormel, Nestle, Pacific Coast, Seneca Foods L.L.C., and Signature Fruit Company.

     We have entered into multi-year supply arrangements with many of our customers, including Nestle, Del Monte, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2005 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

     Since our inception in 1987, we have supplied Nestle with substantially all of its U.S. metal container requirements purchased from third party manufacturers. In 2004, our total net sales of metal containers to Nestle were $230.2 million.

     We currently have supply agreements with Nestle under which we supply Nestle with a large majority of its U.S. metal container requirements. With respect to approximately half of the metal containers supplied to Nestle under these agreements, we recently extended the terms of such supply agreements to the end of 2009. These agreements automatically renew for successive 3 year periods unless either party elects not to renew them. The terms of the Nestle supply agreements for the remaining metal containers supplied to Nestle pursuant to these agreements continue through 2008. Net sales to Nestle of metal containers in 2004 under all supply agreements represented approximately 7 percent of our consolidated net sales.

     The Nestle supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. These agreements contain provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In the event we breach any one of the agreements, Nestle may terminate that agreement.

     In connection with our acquisition of Del Monte's U.S. metal food container manufacturing operations in December 1993, we entered into a long-term supply agreement with Del Monte. We recently extended the term of this supply agreement to the end of 2011. Additionally, we have a supply agreement with DLM Foods Inc., a subsidiary of Del Monte, that continues through 2011 for metal containers for food products acquired by DLM Foods Inc. from H. J. Heinz Company, or Heinz, in 2002. Under these supply agreements, we supply Del Monte and its subsidiary with a large majority of their U.S. metal container requirements for food and beverage products. These supply agreements provide for certain prices for our metal containers and specify that those prices will be increased or decreased based upon specified cost change formulas. In 2004, our net sales of metal containers to Del Monte and its subsidiary amounted to $252.1 million.

     In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or CS Can, we entered into a ten-year supply agreement with Campbell for the purchase of substantially all of Campbell's steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In 2004, our net sales of metal containers to Campbell were $296.0 million.

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

     We are also a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. The largest customers for these products include Anheuser- Busch Companies Inc., Campbell, Cadbury Schweppes plc, Cliffstar Corporation, The Coca-Cola Company, Dean Foods Company, Heinz, Pepsico Inc., Unilever, N.V., and Welch's Foods Inc. We have multi-year supply arrangements with many customers for these products.

Plastic Container Business

     We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

     We are a leading manufacturer of plastic containers in North America for personal care products. Our largest customers for these products include Alberto Culver USA, Inc., Avon Products Inc., Dial, Johnson & Johnson, L'Oreal, Pfizer Inc., The Procter & Gamble Company, and Unilever Home and Personal Care North America (a unit of Unilever, N.V.). We also manufacture decorated plastic tubes, primarily for personal care products. Customers for these products include Alticor Inc., Avon Products Inc., Bristol-Myers Squibb Company, Johnson & Johnson and L'Oreal.

     We manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Clorox Company, Kraft Foods Inc., Nestle's Purina Pet Care, The Procter & Gamble Company, and S.C. Johnson & Sons, Inc. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Campbell, Hormel, The Kroger Company, McCormick & Company, Incorporated, Nestle's Nesquik, Nice-Pak Products, Inc., and Unilever Best Foods (a unit of Unilever, N.V.).

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

     Because of the high cost of transporting empty containers, our metal food container business generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be potentially disadvantaged by the relocation of a major customer.

Metal Food Container Business

     Of the commercial metal food container manufacturers, Ball Corporation and Crown Holdings, Inc. are our most significant national competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

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

     Our metal, composite and plastic vacuum closure business competes primarily
with  Crown  Holdings,   Inc.,  Alcoa  Closure  Systems   International,   Inc.,
Owens-Illinois, Inc. and Kerr Group, Inc.

Plastic Container Business

     Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Graham Packaging Company L.P., Alpla-Werke Alwin Lehner GmbH & Co., Plastipak Packaging Inc., Consolidated Container Company LLC, Constar International, Inc., Amcor PET Packaging, Rexam plc, CCL Industries Inc., Kerr Group, Inc. and Cebal Americas. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

Employees

     As of December 31, 2004, we employed approximately 1,700 salaried and 6,200 hourly employees on a full-time basis. Approximately 52 percent of our hourly plant employees as of that date were represented by a variety of unions. In addition, as of December 31, 2004, in connection with our acquisition of Campbell's steel container manufacturing business, Campbell provided us with approximately 160 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

     Our labor contracts expire at various times between 2005 and 2012. As of December 31, 2004, contracts covering approximately 9 percent of our hourly employees will expire during 2005. We expect no significant changes in our relations with these unions.

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

Research and Product Development

     Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facility in Oconomowoc, Wisconsin, and our research, product development and product engineering efforts relating to our metal, composite and plastic vacuum closures business for food and beverage products are conducted at our research facility in Downers Grove, Illinois. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

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

     We own and lease properties for use in the ordinary course of business. The properties consist primarily of 37 operating facilities for the metal food container business and 24 operating facilities for the plastic container business. We own 27 of these facilities and lease 34. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2005 for our metal food container business:


                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Tarrant, AL ................................      89,100
     Antioch, CA ................................     144,500 (leased)
     Kingsburg, CA ..............................      35,600 (leased)
     Modesto, CA ................................      37,800 (leased)
     Modesto, CA ................................     128,000 (leased)
     Modesto, CA ................................     150,000 (leased)
     Riverbank, CA ..............................     167,000
     Sacramento, CA .............................     284,900 (leased)
     Stockton, CA ...............................     243,500
     Athens, GA .................................     113,000 (leased)
     Champaign, IL ..............................     119,000 (leased)
     Hoopeston, IL ..............................     323,000
     Rochelle, IL ...............................     175,000
     Waukegan, IL ...............................      40,000 (leased)
     Evansville, IN .............................     186,000
     Hammond, IN ................................     158,000 (leased)
     Laporte, IN ................................     144,000 (leased)
     Richmond, IN ...............................     462,700
     Ft. Dodge, IA ..............................     155,200 (leased)
     Fort Madison, IA ...........................     121,000 (56,000 leased)
     Savage, MN .................................     160,000
     St. Paul, MN ...............................     470,000
     Mt. Vernon, MO .............................     100,000
     St. Joseph, MO .............................     173,700
     Maxton, NC .................................     231,800 (leased)
     Edison, NJ .................................     265,500
     Lyons, NY ..................................     149,700
     Napoleon, OH ...............................     339,600 (leased)
     West Hazleton, PA ..........................     151,500 (leased)
     Crystal City, TX ...........................      26,000 (leased)
     Paris, TX ..................................     266,300 (leased)
     Toppenish, WA ..............................     105,000
     Menomonee Falls, WI ........................     116,000
     Menomonie, WI ..............................     129,400 (leased)
     Oconomowoc, WI .............................     105,200
     Plover, WI .................................      91,400 (leased)
     Waupun, WI .................................     212,000

     Below is a list of our operating facilities, including attached warehouses, as of March 1, 2005 for our plastic container business:


                                                   Approximate Building Area
     Location                                            (square feet)
     --------                                      -------------------------
     Valencia, CA................................    122,500 (leased)
     Deep River, CT..............................    140,000
     Monroe, GA..................................    139,600
     Flora, IL...................................     56,400
     Woodstock, IL...............................    186,700 (leased)
     Woodstock, IL...............................    129,800 (leased)
     Ligonier, IN................................    469,000 (276,000 leased)
     Plainfield, IN..............................    105,700 (leased)
     Seymour, IN.................................    400,600
     Franklin, KY................................    122,000 (leased)
     Cape Girardeau, MO..........................     71,700 (leased)
     Penn Yan, NY................................    100,000
     Ottawa, OH..................................    267,000
     Port Clinton, OH............................    401,400 (leased)
     Breinigsville, PA...........................     70,000 (leased)
     Langhorne, PA...............................    172,600 (leased)
     Houston, TX.................................    335,200
     Richmond, VA................................     70,000 (leased)
     Triadelphia, WV.............................    168,400
     Mississauga, Ontario........................     75,000 (leased)
     Mississauga, Ontario........................     62,600 (leased)
     Scarborough, Ontario........................    117,000
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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of February 28, 2005, we had approximately 58 holders of record of our common stock.

     We began paying quarterly cash dividends on our common stock in the second quarter of 2004. In each of the second, third and fourth quarters of 2004, our Board of Directors declared a cash dividend on our common stock of $0.15 per share. In February 2005, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.20 per share and declared a cash dividend on our common stock of $0.20 per share payable during the first quarter of 2005. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by our Board of Directors. We are allowed to pay cash dividends on our common stock up to specified limits under the Credit Agreement and our indenture for our 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes.

     The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.


                                        Closing Sales Prices
                                        --------------------     Cash Dividends
                                        High             Low       Per Share
                                        ----             ---       ---------
     2004
     ----
     First Quarter.................    $47.46          $39.92          --
     Second Quarter................     47.60           39.50        $0.15
     Third Quarter.................     49.31           39.50        $0.15
     Fourth Quarter................     61.35           45.67        $0.15


                                        Closing Sales Prices
                                        --------------------     Cash Dividends
                                        High             Low       Per Share
                                        ----             ---       ---------
     2003
     ----
     First Quarter.................    $25.95          $19.50          --
     Second Quarter................     31.56           22.43          --
     Third Quarter.................     33.91           27.60          --
     Fourth Quarter................     43.79           31.00          --

Item 6.  Selected Financial Data.

     In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2004. Our consolidated financial statements for the five years ended December 31, 2004 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

     You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                          Selected Financial Data

                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                          2004        2003(a)       2002         2001        2000(b)
                                                          ----        -------       ----         ----        -------
                                                                (Dollars in millions, except per share data)

Operating Data:
Net sales ..........................................    $2,420.5     $2,312.2     $1,988.3     $1,941.0     $1,877.5
Cost of goods sold .................................     2,110.1      2,026.7      1,749.7      1,700.7      1,648.3
                                                        --------     --------     --------     --------     --------
Gross profit .......................................       310.4        285.5        238.6        240.3        229.2
Selling, general and administrative expenses .......       108.7        108.4         76.2         78.6         72.1
Rationalization charges (credits) ..................         2.1          9.0         (5.6)         9.3         --
                                                        --------     --------     --------     --------     --------
Income from operations .............................       199.6        168.1        168.0        152.4        157.1
Interest and other debt expense before loss
   on early extinguishment of debt .................        55.6         78.8         73.8         81.2         91.2
Loss on early extinguishment of debt ...............         1.6         19.2          1.0         --            6.9
                                                        --------     --------     --------     --------     --------
Interest and other debt expense ....................        57.2         98.0         74.8         81.2         98.1
                                                        --------     --------     --------     --------     --------
Gain on assets contributed to affiliate ............        --           --           --            4.9         --
Income before income taxes and equity in
   losses of affiliates ............................       142.4         70.1         93.2         76.1         59.0
Provision for income taxes .........................        58.2         27.8         36.8         30.2         23.1
                                                        --------     --------     --------     --------     --------
Income before equity in losses of affiliates .......        84.2         42.3         56.4         45.9         35.9
Equity in losses of affiliates .....................        --           (0.3)        (2.6)        (4.1)        (4.6)
                                                        --------     --------     --------     --------     --------
Net income .........................................    $   84.2     $   42.0     $   53.8     $   41.8     $   31.3
                                                        ========     ========     ========     ========     ========

Per Share Data:
Basic net income per share..........................       $4.58        $2.30        $2.97        $2.35        $1.77
                                                           =====        =====        =====        =====        =====

Diluted net income per share........................       $4.52        $2.28        $2.93        $2.31        $1.74
                                                           =====        =====        =====        =====        =====

Dividends per share.................................       $0.45        $ --         $ --         $ --         $ --
                                                           =====        =====        =====        =====        =====

Selected Segment Data: (c)

Net sales:
   Metal food containers............................    $1,842.1     $1,750.5     $1,487.0     $1,447.4     $1,478.5
   Plastic containers...............................       578.4        561.7        501.3        493.6        399.0
Income from operations:
   Metal food containers (d)........................       154.7        126.0        120.6        111.6        123.9
   Plastic containers (e)...........................        52.1         48.0         52.9         46.0         36.9

                                                                                                (continued)





                                                          Selected Financial Data

                                                                           Year Ended December 31,
                                                        -------------------------------------------------------------
                                                          2004        2003(a)       2002         2001        2000(b)
                                                          ----        -------       ----         ----        -------
                                                                (Dollars in millions, except per share data)

Other Data:
Capital expenditures................................    $  102.9     $  105.9      $ 119.2     $   93.0     $   89.2
Depreciation and amortization (f)...................       118.5        111.3         95.7         95.5         89.0
Net cash provided by operating activities (g).......       277.7        223.8        149.7        175.0         80.8
Net cash used in investing activities...............       (92.9)      (310.0)      (117.2)       (59.8)      (218.5)
Net cash (used in) provided by financing
   activities (g)...................................      (161.5)        39.9          7.8       (117.3)       155.3

Balance Sheet Data (at end of period):
Goodwill, net.......................................    $  198.3     $  202.4     $  141.5     $  141.5     $  153.0
Total assets........................................     1,597.2      1,621.1      1,404.0      1,311.8      1,383.8
Total debt..........................................       841.7      1,002.6        956.8        944.8      1,031.5
Stockholders' equity (deficiency)...................       207.4        120.8         63.1         15.1        (20.4)


                        Notes to Selected Financial Data

(a) In January 2003, we acquired Thatcher Tubes. In March 2003, we acquired the remaining 65 percent equity interest in Silgan Closures that we did not already own. In April 2003, we acquired Pacific Coast's can manufacturing business.
(b)  In October 2000, we acquired RXI Holdings, Inc.
(c) In 2001, we contributed our metal closure business to Amcor White Cap, LLC, a joint venture of which we owned 35 percent. Prior to this, we reported the results of our metal closure business separately. In March 2003, we acquired this joint venture and renamed it Silgan Closures LLC. We report the results of Silgan Closures as part of our metal food container business. As a result, for 2001 and 2000 we have included the results of the metal closures business with our metal food container business. The metal closures business had net sales of $46.3 million and $90.8 million and income from operations of $3.3 million and $3.7 million in 2001 and 2000, respectively.
(d) Income from operations of the metal food container business includes rationalization charges of $1.8 million and $1.2 million in 2004 and 2003, respectively, rationalization credits of $5.4 million in 2002, and net rationalization charges of $5.8 million in 2001.
(e) Income from operations of the plastic container business includes rationalization charges of $0.3 million and $7.8 million in 2004 and 2003, respectively, a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001.
(f) Depreciation and amortization excludes amortization of debt issuance costs. Depreciation and amortization includes goodwill amortization of $5.0 million and $4.2 million in 2001 and 2000, respectively.
(g) Changes in outstanding checks were reclassified from operating activities to financing activities to treat them as, in substance, cash advances. Amounts reclassified were $11.1 million, $13.6 million, ($32.0) million and $14.3 million, respectively, in each of 2003, 2002, 2001 and 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2004. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

General

     We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2004 of approximately half of the market in the United States, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products.

     Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations at compounded annual rates of 14.1 percent and 16.9 percent, respectively, over the past ten years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow to repay debt or for other permitted purposes.

Sales Growth

     We have increased net sales and market share in our metal food container and plastic container businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

     During the past seventeen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestle, Dial, Del Monte, Birds Eye, Campbell and most recently Pacific Coast reflect this trend. We estimate that approximately 8 percent of the market for metal food containers is still served by self-manufacturers.

     The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top(TM) easy-open ends. We anticipate that the market will decline slightly in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2004, 54 percent of our metal food containers sold had a Quick Top(TM) easy-open end, representing an increase in unit sales of this value-added feature of 33 percent since 2002.

     We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $578.4 million in 2004. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container business of the consumer goods packaging industry is a highly fragmented business with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the part of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. We extended our business into decorated plastic tubes primarily for personal care products to complement our plastic container business.

Operating Performance

     We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. For example, following our acquisition in March 2003 of Silgan Closures, we implemented rationalization and integration plans to consolidate certain administrative functions of this business with our metal food container business and to close a higher cost manufacturing facility. We substantially completed these plans in 2004 and significantly improved the profitability of this business. Additionally, with our acquisition in April 2003 of the can manufacturing business of Pacific Coast, we were able to successfully rationalize and consolidate this business into our existing metal food container facilities and realize cost reductions and manufacturing efficiencies as a result.

     We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top(TM) easy-open ends for metal food containers. Over the past five years, we have invested $510.2 million in capital to maintain our market position, improve our productivity, reduce our manufacturing costs and invest in new market opportunities.

     We estimate that approximately 90 percent of our projected metal food container sales in 2005 and a majority of our projected plastic container sales in 2005 will be under multi-year arrangements. Many of these multi-year supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs.

     Historically, we have been successful in renewing our multi-year supply arrangements with our customers. For example, our metal food container business recently extended its supply agreements with our three largest customers, Nestle (through 2009 for approximately half of our sales under these agreements), Del Monte (through 2011) and Campbell (through 2013). In the fourth quarter of 2004, our metal food container business did not retain low margin business upon a contract renewal with a customer. This loss of low margin business is not expected to have a material effect on our results of operations in 2005.

     Over the last couple of years, our plastic container business began to experience increased competitive pressures from new market entrants focused on larger customers in value-added markets. As a result, our plastic container business extended the term of several major supply agreements with various customers, but at lower prices, and elected not to meet competitive bids for some products.

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

Use of Capital

     Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of such acquisition opportunities, we intend to use our cash flow to repay debt or for other permitted purposes.

     In 2003, we announced that in the absence of compelling acquisitions we intended to focus on reducing our debt and expected to repay $200-$300 million of debt over the period from 2004 through 2006. In 2004, we paid down $160.9 million of debt, making significant progress toward this debt reduction goal. As a result, we believe that over the next two years we can meet our debt reduction goal and still complete some complementary acquisitions should they become available. Although no assurances can be given, we expect to pay down approximately $100 million of debt during 2005 in the absence of acquisitions. As a result of the debt reduction in the fourth quarter of 2004, we recorded a loss on early extinguishment of debt of $1.6 million to write-off a portion of unamortized debt issuance costs.

     To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under the Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2004 we had $188.7 million of indebtedness which bore interest at floating rates.

     In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2004, our aggregate interest and other debt expense was
28.7 percent of our income from operations, significantly lower than historic levels, primarily as a result of lower average borrowings due to our debt reduction program and a lower average cost of borrowings. Our aggregate interest and other debt expense was 58.3 percent and 44.5 percent of our income from operations for 2003 and 2002, respectively.

     In 2003, we took advantage of favorable debt markets and refinanced all $500 million principal amount of our outstanding 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, with lower cost 6 3/4% Notes, incremental term loans and revolving loans under the Credit Agreement and funds from operations. Due to this refinancing, in 2003 we recorded a loss on early extinguishment of debt of $19.2 million for the premium paid in connection with the redemption of the 9% Debentures and for the write-off of unamortized debt issuance costs and unamortized premium related to the 9% Debentures.

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

     In March 2003, we acquired the remaining 65 percent equity interest in Silgan Closures that we did not already own for approximately $37 million in cash. Additionally, we refinanced debt of Silgan Closures in the amount of approximately $88 million and purchased equipment subject to a third party lease for approximately $5 million. The business is a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. The business operates as part of our metal food container business.

     In April 2003, we acquired PCP Can Manufacturing, Inc., or Pacific Coast Can, a subsidiary of Pacific Coast, which self-manufactured a majority of its metal food container requirements. This acquisition continued the trend of food processors selling their metal food container manufacturing businesses. The purchase price was approximately $44 million in cash, including approximately $29 million for inventory. As part of the transaction, we entered into a ten-year supply agreement with Pacific Coast under which Pacific Coast has agreed to purchase from us substantially all of its metal food container requirements.

Results of Operations

     The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2004 and the accompanying notes included elsewhere in this Annual Report.


                                                      Year Ended December 31,
                                                    ----------------------------
                                                     2004       2003       2002
                                                     ----       ----       ----
Operating Data:
Net sales:
  Metal food containers..........................    76.1%      75.7%      74.8%
  Plastic containers.............................    23.9       24.3       25.2
                                                    -----      -----      -----
     Consolidated................................   100.0      100.0      100.0
Cost of goods sold...............................    87.2       87.6       88.0
                                                    -----      -----      -----
Gross profit.....................................    12.8       12.4       12.0
Selling, general and administrative expenses.....     4.5        4.7        3.8
Rationalization charges (credits)................     0.1        0.4       (0.2)
                                                    -----      -----      -----
Income from operations...........................     8.2        7.3        8.4
Interest and other debt expense..................     2.3        4.3        3.8
                                                    -----      -----      -----
Income before income taxes and equity in
  losses of affiliate ...........................     5.9        3.0        4.6
Provision for income taxes.......................     2.4        1.2        1.8
                                                    -----      -----      -----
Income before equity in losses of affiliate......     3.5        1.8        2.8
Equity in losses of affiliate, net of
  income taxes...................................     --         --        (0.1)
                                                    -----      -----      -----
Net income.......................................     3.5%       1.8%       2.7%
                                                    =====      =====      =====

     Summary results for our business segments for the years ended December 31, 2004, 2003 and 2002 are provided below.

                                                 Year Ended December 31,
                                           ----------------------------------
                                             2004         2003         2002
                                             ----         ----         ----
                                                  (Dollars in millions)

Net sales:
  Metal food containers..............      $1,842.1     $1,750.5     $1,487.0
  Plastic containers.................         578.4        561.7        501.3
                                           --------     --------     --------
     Consolidated....................      $2,420.5     $2,312.2     $1,988.3
                                           ========     ========     ========

Income from operations:
  Metal food containers(1)...........      $  154.7     $  126.0     $  120.6
  Plastic containers(2)..............          52.1         48.0         52.9
  Corporate..........................          (7.2)        (5.9)        (5.6)
                                           --------     --------     --------
     Consolidated....................      $  199.6     $  168.1     $  167.9
                                           ========     ========     ========
------------

(1) Includes rationalization charges of $1.8 million and $1.2 million in 2004 and 2003, respectively, and rationalization credits of $5.4 million in 2002. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

(2) Includes rationalization charges of $0.3 million and $7.8 million in 2004 and 2003, respectively, and a rationalization credit of $0.2 million in 2002. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

     Overview. Consolidated net sales were $2.421 billion in 2004, representing a 4.7 percent increase as compared to 2003 primarily as a result of the full year inclusion of Silgan Closures which was acquired in March 2003 and the effect of higher average selling prices resulting from the pass through of higher raw material costs. Income from operations in 2004 increased by $31.5 million as compared to 2003 and operating margin in 2004 increased by 0.9 percentage points as compared to 2003. These increases resulted primarily from the post-rationalization performance of Silgan Closures, the continued conversion to Quick Top(TM) easy-open ends and the incurrence of rationalization charges of $9.0 million in 2003. Net income in 2004 of $84.2 million increased by $42.2 million as compared to 2003 primarily as a result of the above referenced improvements in income from operations, significantly reduced interest expense attributable to the debt refinancing in late 2003 and a lower average cost of borrowings, and a pre-tax loss on early extinguishment of debt of $19.2 million in 2003. We used strong cash flows from operations in 2004 to pay down $160.9 million of debt during the year, making significant progress toward our debt reduction goal of $200 to $300 million for the years 2004 through 2006.

     Net Sales. The $108.3 million increase in consolidated net sales in 2004 as compared to 2003 was largely the result of higher net sales of the metal food container business due to the acquisition of Silgan Closures in March 2003 and the effect of higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses.

     Net sales for the metal food container business increased $91.6 million, or
5.2 percent, in 2004 as compared to 2003. This increase was primarily attributable to the performance and full year inclusion of the Silgan Closures business, as well as higher average selling prices due to the pass through of increased metal costs and continued customer conversion to higher value-added products.

     Net  sales for the  plastic  container  business  in 2004  increased  $16.7 million, or 3.0 percent, as compared to 2003. This increase was primarily a result of higher average selling prices due to the pass through of increased resin costs, partially offset by the effect of prior year price concessions and a less favorable mix of products sold due primarily to weak demand from certain customers in the personal care market.

     Gross Profit. The increase in gross profit margin for 2004 as compared to 2003 was principally due to the strong post-rationalization performance of the Silgan Closures business and increased sales of Quick Top(TM) easy-open ends, partially offset by the impact of prior year price concessions in the plastic container business and higher depreciation and manufacturing expense.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly as compared to 2003. As a percentage of consolidated net sales, selling, general and administrative expenses were 0.2 percent lower as compared to 2003, primarily as a result of a benefit of $3.0 million from a litigation settlement reached with an equipment supplier and the benefits of integrating the administrative functions of the Silgan Closures operations into our metal food container business.

     Income from Operations. Income from operations for 2004 increased by $31.5 million as compared to 2003 and operating margin increased to 8.2 percent from
7.3 percent over the same periods. We recorded rationalization charges totaling $2.1 million in 2004 and $9.0 million in 2003.

     Income from operations of the metal food container business for 2004 increased $28.7 million, or 22.8 percent, as compared to 2003, while operating margin increased to 8.4 percent from 7.2 percent. The increases in income from operations and operating margin were principally due to the strong post-rationalization performance and full year inclusion of the results of the Silgan Closures business and increased sales of Quick Top(TM) easy-open ends for which we had made significant capital investment over the past several years. These positive factors were partially offset by higher depreciation expense and increases in other manufacturing costs.

     Income from operations of the plastic container business for 2004 increased $4.1 million, or 8.5 percent, as compared to 2003, and operating margin increased to 9.0 percent from 8.5 percent. The increases in income from operations and operating margin were primarily a result of the rationalization charge of $7.8 million incurred in 2003 and the 2004 benefit of $3.0 million from a litigation settlement. These benefits were partially offset by higher manufacturing costs, the effect of prior year price concessions and a less favorable mix of products sold.

     Interest and Other Debt Expense. Interest and other debt expense in 2004 decreased $40.8 million to $57.2 million as compared to 2003. This decrease resulted primarily from lower average borrowings resulting from debt reduction, a lower average cost of borrowings and the inclusion in 2003 of a $19.2 million loss on early extinguishment of debt as a result of a late-year refinancing. These favorable comparisons were partially offset by a $1.6 million charge in the fourth quarter of 2004 to write-off a portion of unamortized debt issuance costs as a result of our debt reduction program.

     Income Taxes. Our effective tax rate for 2004 was 40.9 percent as compared to 39.6 percent in 2003. The increase in the effective tax rate was principally due to valuation allowances established for certain state net operating loss carryovers and credits.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     Overview. Consolidated net sales were $2.312 billion in 2003, representing a 16.3 percent increase as compared to 2002 primarily as a result of the inclusion of three businesses acquired during early 2003. These acquisitions represent a continued strengthening of our franchise market positions, bringing our unit volume market share in the United States metal food can market to approximately half of the market, putting us in a leadership position in the metal, composite and plastic vacuum closure market for food and beverage products and further extending our product line to plastic tubes for the personal care market. Income from operations in 2003 also increased as compared to 2002, despite the inclusion of $9.0 million of rationalization charges in 2003 and $5.6 million of rationalization credits in 2002. Operating margin in 2003 declined by 1.1 percentage points as compared to 2002 as a result of rationalization charges in 2003 as compared to rationalization credits in 2002 and the inclusion of the acquired Silgan Closures business. In 2003, Silgan Closures had lower operating margins than the rest of the metal food container business as it continued to execute a major restructuring program initiated prior to our acquisition of the business. Net income in 2003 of $42.0 million declined by $11.8 million as compared to 2002 as a result of pre-tax rationalization charges of $9.0 million and a pre-tax loss on early extinguishment of debt of $19.2 million.

     Net Sales. The $323.9 million increase in consolidated net sales in 2003 as compared to 2002 was largely the result of higher net sales of the metal food container business due to businesses acquired in 2003.

     Net sales for the metal food container business increased $263.5 million, or 17.7 percent, in 2003 as compared to 2002. This increase was primarily attributable to the inclusion of net sales of the Silgan Closures and Pacific Coast Can businesses.

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

     Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses as a percentage of consolidated net sales for 2003 as compared to 2002 was largely due to higher levels of such expenses in the Silgan Closures and Thatcher Tubes businesses, inflation in employee benefits costs and the favorable impact in 2002 of net payments of $2.8 million received in settlement for certain litigation.

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

     In the fourth quarter of 2004, we utilized cash flow from operations to pay scheduled installments of $23.7 million and voluntarily prepay an additional $112.2 million of term loans under the Credit Agreement. Additionally, at December 31, 2004, there were no revolving loans outstanding under the Credit Agreement, as compared to $25.0 million outstanding at December 31, 2003. The prepayment of our term loans generated a loss on early extinguishment of debt of $1.6 million for the write-off of a portion of our unamortized debt issuance costs.

     In March 2003, we completed a $150 million incremental term loan borrowing under the Credit Agreement and used the proceeds largely to finance the acquisitions of Silgan Closures and Thatcher Tubes. Later in 2003, we amended the Credit Agreement to increase the uncommitted incremental term loan facility under the Credit Agreement by $200 million, and then we completed an additional $200 million incremental term loan borrowing under the Credit Agreement and used the proceeds and other funds to redeem outstanding 9% Debentures.

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

     During 2003, we redeemed all $500 million of our outstanding 9% Debentures. The redemption price was 103.375% of the principal amount, or $516.9 million, plus accrued and unpaid interest to the redemption date. We funded this redemption with the proceeds from the issuance of the 6 3/4% Notes, incremental term loans and revolving loans under the Credit Agreement and funds from operations. We recorded a loss on early extinguishment of debt of $19.2 million in 2003 for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the redeemed 9% Debentures.

     In 2004, we used cash from operations of $277.7 million, proceeds from asset sales of $10.0 million, proceeds from stock option exercises of $2.3 million and increases in outstanding checks of $6.1 million to fund capital expenditures of $102.9 million, net repayments of long-term debt and revolving loans of $160.9 million, dividends paid on common stock of $8.3 million and debt issuance costs of $0.7 million and to increase cash balances by $23.3 million.

     In 2004, trade accounts receivable, net decreased $11.2 million due to the timing of cash collections from our customers. Trade accounts payable increased $32.5 million due to the timing of payments and price increases of raw material purchases.

     In 2003, we used cash from incremental term loan borrowings of $350 million, cash from operations of $223.8 million, proceeds from the issuance of the 6 3/4% Notes of $200 million, cash balances of $46.2 million, net borrowings of revolving loans of $25.0 million, increases in outstanding checks of $11.1 million, proceeds from asset sales of $3.7 million and proceeds from stock option exercises of $0.6 million to redeem the 9% Debentures for $516.9 million, purchase businesses for $207.8 million, fund capital expenditures of $105.9 million, repay term loans under the Credit Agreement of $23.6 million and pay debt issuance costs of $6.2 million.

     In 2003, trade accounts receivable, net, inventories and trade accounts payable increased primarily due to acquisitions completed in 2003. The increase in inventories was partially offset by a successful finished goods inventory reduction program in our metal food container business.

     In 2002, we used proceeds of $206.0 million from an add-on issuance of 9% Debentures, cash generated from operations of $149.7 million, increases in outstanding checks of $13.6 million, proceeds from stock option exercises of $4.3 million and proceeds from asset sales of $1.9 million to fund capital expenditures of $119.2 million, net repayments of revolving loans and long-term debt of $193.6 million and debt issuance costs of $22.4 million and to increase cash balances by $40.3 million.

     In 2004, our Board of Directors initiated a quarterly dividend on our common stock and in April, July and November of 2004 approved a $0.15 per share quarterly cash dividend. The cash payments for dividends in 2004 totaled $8.3 million.

     In February 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share, payable on March 15, 2005 to the holders of record of our common stock on March 1, 2005. The cash payment for this dividend is expected to approximate $3.7 million.

     As of December 31, 2004, there were no revolving loans outstanding under the Credit Agreement, and, after taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement was $368.6 million. Revolving loans under the Credit Agreement may be borrowed, repaid and reborrowed until their final maturity on June 28, 2008.

     The Credit Agreement also provided us with A term loans ($63.7 million outstanding at December 31, 2004) and B term loans ($575.0 million outstanding at December 31, 2004), which are required to be repaid in annual installments through June 28, 2008 and November 30, 2008, respectively. At December 31, 2004, the uncommitted incremental term loan facility was $125.0 million. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

     Under the Credit Agreement, the interest rate for all loans will be either the Eurodollar rate plus a margin or the prime lending rate of Deutsche Bank Trust Company Americas plus a margin. The margins are subject to adjustment quarterly based upon financial ratios set forth in the Credit Agreement. During 2004, we completed an amendment to the Credit Agreement that lowered the margin on our B term loans by twenty-five basis points, resulting in an interest rate on our B term loans of LIBOR plus 1.75 percent.

     Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

     For 2005, we estimate that we will utilize approximately $250-300 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

     In addition to our operating cash needs, we believe our cash requirements over the next few years will consist primarily of:

      o   annual capital expenditures of $90 to $110 million;

      o annual principal amortization payments of bank term loans under the Credit Agreement of $21.8 million;

      o quarterly common stock dividend payments of approximately $3.7 million (assuming our Board of Directors continues to approve dividends at the same level);

      o our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes; and

      o payments of approximately $30 to $40 million for federal, state and foreign tax liabilities in 2005, which represents a significant increase from prior years as we fully utilize certain alternative minimum tax and other credit carryforwards and which may increase annually thereafter. These amounts do not reflect the impact of any potential repatriation of earnings under the American Jobs Creation Act of 2004, or the AJCA, which we are still evaluating or the impact of the resolution of issues arising from tax audits with various tax authorities.

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

     The Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2005 with all of these covenants.

Contractual Obligations

     Our contractual cash obligations at December 31, 2004 are provided below:


                                                             Payment due by period
                                             -----------------------------------------------------
                                                         Less than      1-3       3-5    More than
                                               Total       1 year      years     years    5 years
                                               -----     ---------     -----     -----   ---------
                                                             (Dollars in millions)
Long-term debt obligations (1) ........      $  841.7      $ 21.8     $ 43.6    $576.3     $200.0
Interest on fixed rate debt (2) .......         121.5        14.0       28.0      27.2       52.3
Interest on variable rate debt (3) ....         105.0        28.1       56.4      20.5        --
Operating lease obligations ...........         114.2        23.5       38.1      20.4       32.2
Purchase obligations (4) ..............          11.7        11.7        --        --         --
Other postretirement benefit
   obligations (5) ....................          57.4         4.8       10.8      11.6       30.2
                                             --------      ------     ------    ------     ------
Total (6) .............................      $1,251.5      $103.9     $176.9    $656.0     $314.7
                                             ========      ======     ======    ======     ======


(1)  These amounts represent expected cash payments of our long-term debt.
(2) These amounts represent expected cash payments of our interest on fixed rate long-term debt.
(3) These amounts represent expected cash payments of our interest on variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2004.
(4) Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5) Other postretirement benefit obligations have been actuarially determined through the year 2014.
(6) Based on current tax law, there are no minimum required contributions to our pension plans in 2005. However, this is subject to change based on current tax proposals before Congress, as well as asset performance significantly above or below the assumed long-term rate of return on plan assets. During 2004, we made pension contributions of approximately $36.8 million, of which approximately $2.4 million represented minimum funding requirements.

     At December 31, 2004, we also had outstanding letters of credit of $31.4 million that were issued under the Credit Agreement.

     You should also read Notes 9 and 11 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Effect of Inflation and Interest Rate Fluctuations

     Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials and to significantly reduce the exposure of our results of operations to increases in other costs, such as labor and other manufacturing costs.

     Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2004, we had $841.7 million of indebtedness outstanding, of which $188.7 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 1.3 percent to 3.3 percent. At December 31, 2004, the aggregate notional principal amounts of these agreements was $450 million, with $100 million aggregate notional principal amount maturing in 2005, $150 million aggregate notional principal amount maturing in 2006 and $100 million aggregate notional principal amount maturing in each of 2007 and 2008. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

Rationalization Charges (Credits) and Acquisition Reserves

     During 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility and another operation. This decision resulted in a charge to earnings during 2004 of $0.7 million, of which $0.2 million was for the non-cash write-down in carrying value of assets. Through December 31, 2004, we made cash payments totaling $0.5 million related to these plans. All actions under these plans have been completed.

     During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, Silgan Closures and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During 2004, we finalized these plans and reduced the related acquisition reserves by approximately $0.5 million. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations. Through December 31, 2004, we made cash payments totaling $5.3 million related to these plans. At December 31, 2004, these reserves had an aggregate balance of $0.2 million. Cash payments related to these plans are expected to continue through the second quarter of 2005.

     During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the Silgan Closures business. These plans included the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. During 2004, additional rationalization charges of $1.3 million were recorded related to these plans ($1.0 million for the metal food container business and $0.3 million for the plastic container business). Since inception, a total of $2.3 million and $1.3 million has been expended for employee severance and benefits and plant exit costs, respectively, and $6.0 million has been recorded for the non-cash write-down in carrying value of assets. At December 31, 2004, these reserves had an aggregate balance of $0.7 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

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

     Under our rationalization and acquisition plans, we made cash payments of $6.0 million, $6.0 million and $5.9 million, respectively, in 2004, 2003 and 2002. Additional cash spending is expected in

2005 under our 2003 acquisition plans, 2003 rationalization plans and a prior rationalization plan.

     You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report.

Critical Accounting Policies

     U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for deferred income taxes, pension expense and obligations, rationalization charges (credits) and acquisition reserves and testing goodwill for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2004 and the accompanying notes included elsewhere in this Annual Report.

     At December 31, 2004, CS Can had approximately $11.3 million of deferred tax assets relating to $32.2 million of federal net operating loss carryforwards, or NOLs, that expire between 2020 and 2022, for which no valuation allowance has been established. These NOLs are available to offset future taxable income of CS Can. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based on estimated future taxable income and the reversal of temporary differences in future periods. Current levels of CS Can pre-tax earnings are sufficient to generate the taxable income required to realize our deferred tax assets. We would reduce our deferred tax assets by a valuation allowance if it became more likely than not that a portion of these NOLs would not be utilized. If a valuation allowance were established, additional expense would be recorded within the provision for income taxes in our Consolidated Statements of Income in the period in which that determination was made. Silgan Equipment Company, or Silgan Equipment, had approximately $6.8 million of deferred tax assets relating to $19.5 million of federal NOLs that expire in 2023, which have been fully reserved for through purchase accounting.

     Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate would increase our pension expense by approximately $1.2 million. For 2005, we reduced our discount rate from 6.25 percent to 6.0 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by approximately $1.5 million. For 2004, we assumed that the expected return on our pension plan assets was 9.0 percent.

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

     Statement of Financial Accounting Standards, or SFAS, No. 142 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for impairment require us to make assumptions regarding the expected earnings and cash flows of our reporting units. These assumptions are based on our internal forecasts. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our Consolidated Statements of Income.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a significant effect on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. SFAS No. 123(R) is effective for us beginning with the third quarter of 2005. SFAS No. 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. We are still assessing which transition method to utilize. As permitted by SFAS No. 123, we currently account for share-based payments to employees using Accounting Principles Board, or APB, Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this Annual Report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $1.7 million, $0.2 million and $2.3 million in 2004, 2003 and 2002, respectively.

     On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $42.6 million. The related potential range of income tax cannot be evaluated at this time.

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

      o our ability to integrate the operations of our acquired businesses into our existing operations;

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

Interest Rate Risk

     Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2004 and 2003, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 33 percent and 31 percent of our total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

     Based on the average outstanding amount of our variable rate indebtedness in 2004, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2004 interest expense by an aggregate of approximately $3.7 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2004.

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

     We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2004 and 2003, we entered into natural gas swap agreements to hedge approximately 25 percent and 40 percent, respectively, of our exposure to fluctuations in natural gas prices. At December 31, 2004, we had entered into natural gas swap agreements to hedge approximately

20 percent of our expected 2005 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements included elsewhere in this Annual Report which outlines the terms necessary to evaluate these transactions.

     Based on our natural gas usage in 2004, a ten percent change in natural gas costs would have impacted our 2004 cost of goods sold by approximately $1.9 million, after taking into account our natural gas swap agreements.

Item 8.  Financial Statements and Supplementary Data.

     We refer you to Item 15, "Exhibits and Financial Statement Schedules," below for a listing of financial statements and schedules included in this Annual Report which are incorporated here in this Annual Report by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

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

Management's Report on Internal Control Over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2004.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-1.

Item 9B.  Other Information.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 23, 2005 in the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated here in this Annual Report by this reference.

Item 11.  Executive Compensation.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 23, 2005 in the sections entitled "Election of Directors--Compensation of Directors", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and is incorporated here in this Annual Report by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 23, 2005 in the sections entitled "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," and is incorporated here in this Annual Report by this reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 23, 2005 in the section entitled "Certain Relationships and Related Transactions," and is incorporated here in this Annual Report by this reference.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on May 23, 2005 in the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated here in this Annual Report by this reference.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements:

Report of Independent Registered Public Accounting Firm on Internal Control Over
     Financial Reporting...........................................................................           F-1

Report of Independent Registered Public Accounting Firm............................................           F-3

Consolidated Balance Sheets at December 31, 2004 and 2003..........................................           F-4

Consolidated Statements of Income for the years ended December 31, 2004, 2003
     and 2002......................................................................................           F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31,
     2004, 2003 and 2002...........................................................................           F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003
     and 2002......................................................................................           F-7

Notes to Consolidated Financial Statements.........................................................           F-8


Schedules:

I. Condensed Financial Information of Registrant:
         Condensed Balance Sheets of Silgan Holdings Inc. (Parent Company) at
             December 31, 2004 and 2003............................................................           F-49

         Condensed Statements of Income of Silgan Holdings Inc. (Parent Company)
             for the years ended December 31, 2004, 2003 and 2002..................................           F-50

         Condensed Statements of Cash Flows of Silgan Holdings Inc. (Parent
             Company) for the years ended December 31, 2004, 2003 and 2002.........................           F-51

         Notes to Condensed Financial Statements...................................................           F-52

II. Valuation and Qualifying Accounts for the years ended December 31,
         2004, 2003 and 2002.......................................................................           F-54


All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

Exhibit
Number                             Description
-------                            -----------

  10.4 Second Amendment to the Credit Agreement dated as of July 15, 2004 among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, the Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10 filed with our Quarterly Report Form 10-Q for the quarterly period ended June 30, 2004, Commission File No. 000-22117).

  10.5 US Security Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.2 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.6 US Pledge Agreement, dated as of June 28, 2002, among Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Vacuum Closure Holding Company and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 99.3 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.7 US Borrower/Subsidiaries Guaranty, dated as of June 28, 2002, made by each of Silgan Holdings, Silgan Containers, Silgan Plastics, Silgan Containers Manufacturing Corporation, Silgan Corporation, Silgan LLC, RXI Plastics, Inc. and Silgan Vacuum Closure Holding Company in favor of the creditors thereunder (incorporated by reference to Exhibit 99.4 filed with our Current Report on Form 8-K, dated July 12, 2002, Commission File No. 000-22117).

  10.8 Asset Purchase Agreement, dated as of June 2, 1995, between American National Can Company and Silgan Containers (incorporated by reference to Exhibit 1 filed with our Current Report on Form 8-K dated August 14, 1995, Commission File No. 33-28409).

  10.9 Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to
          Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

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

 +10.11 Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

Exhibit
Number                             Description
-------                            -----------


*+10.12 Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis.

 +10.13 Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation's Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

 +10.14 Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell
          F.  Gervais and Aim  Packaging,  Inc.  (incorporated  by  reference to
          Exhibit 5 filed with Silgan Corporation's Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

 +10.15 Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

 +10.16 InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.17 Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

 +10.18 Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

 +10.19   Form  of  Silgan   Holdings   Nonstatutory   Stock  Option   Agreement
          (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

  10.20 Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

 +10.21 Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*+10.22   Silgan Holdings Inc. 2004 Stock Incentive Plan.

Exhibit
Number                             Description
-------                            -----------


*+10.23 Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

*+10.24 Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings 2004 Stock Incentive Plan.

*+10.25 Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

 *12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

  14 Code of Ethics applicable to Silgan Holdings' principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

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




                                         SILGAN HOLDINGS INC.



Date:  March 7, 2005                     By  /s/ R. Philip Silver
                                             --------------------------
                                             R. Philip Silver
                                             Co-Chairman of the Board and
                                             Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----
                             Co-Chairman of the Board and
                             Co-Chief Executive Officer
/s/ R. Philip Silver         (Principal Executive Officer)       March 7, 2005
-----------------------
(R. Philip Silver)

                             Co-Chairman of the Board and
                             Co-Chief Executive Officer
/s/ D. Greg Horrigan         (Principal Executive Officer)       March 7, 2005
-----------------------
(D. Greg Horrigan)

/s/ John W. Alden                    Director                    March 7, 2005
-----------------------
(John W. Alden)

/s/ Jeffrey C. Crowe                 Director                    March 7, 2005
-----------------------
(Jeffrey C. Crowe)

/s/ William C. Jennings              Director                    March 7, 2005
-----------------------
(William C. Jennings)

/s/ Edward A. Lapekas                Director                    March 7, 2005
-----------------------
(Edward A. Lapekas)

                             Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and
/s/ Robert B. Lewis              (Accounting Officer)            March 7, 2005
-----------------------
(Robert B. Lewis)

           Report of Independent Registered Public Accounting Firm on
                    Internal Control Over Financial Reporting


The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

                                                          /s/ Ernst & Young LLP


Stamford, Connecticut
March 2, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silgan Holdings Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

                                                          /s/ Ernst & Young LLP


Stamford, Connecticut
March 2, 2005

                              SILGAN HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                           2004          2003
                                                           ----          ----
Assets
Current assets:
     Cash and cash equivalents ......................  $   35,416    $   12,100
     Trade accounts receivable, less allowances
        of $2,827 and $3,086 respectively ...........     148,073       159,273
     Inventories ....................................     318,665       320,194
     Prepaid expenses and other current assets ......      53,776        53,731
                                                       ----------    ----------
         Total current assets .......................     555,930       545,298

Property, plant and equipment, net ..................     792,936       817,850
Goodwill, net .......................................     198,346       202,421
Other assets, net ...................................      49,947        55,515
                                                       ----------    ----------
                                                       $1,597,159    $1,621,084
                                                       ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt ..............  $   21,804    $   48,670
     Trade accounts payable .........................     244,116       211,639
     Accrued payroll and related costs ..............      57,364        65,940
     Accrued liabilities ............................      21,152        24,518
                                                       ----------    ----------
         Total current liabilities ..................     344,436       350,767

Long-term debt ......................................     819,864       953,910
Other liabilities ...................................     225,423       195,602

Commitments and contingencies

Stockholders' equity:
     Common stock ($0.01 par value per share;
       100,000,000 shares authorized,
       21,108,367 and 20,958,517 shares issued
       and 18,422,891 and 18,273,041 shares
       outstanding, respectively) ...................         211           210
     Paid-in capital ................................     131,685       125,758
     Retained earnings ..............................     136,768        60,905
     Accumulated other comprehensive income (loss)...         859        (5,675)
     Unamortized stock compensation .................      (1,694)         --
     Treasury stock at cost (2,685,476 shares) ......     (60,393)      (60,393)
                                                       ----------    ----------
         Total stockholders' equity .................     207,436       120,805
                                                       ----------    ----------
                                                       $1,597,159    $1,621,084
                                                       ==========    ==========


                 See notes to consolidated financial statements.


                                                  SILGAN HOLDINGS INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                  For the years ended December 31, 2004, 2003 and 2002
                                      (Dollars in thousands, except per share data)



                                                                  2004             2003           2002
                                                                  ----             ----           ----
Net sales ..............................................      $2,420,445       $2,312,165     $1,988,284

Cost of goods sold .....................................       2,110,059        2,026,687      1,749,731
                                                              ----------       ----------     ----------
     Gross profit ......................................         310,386          285,478        238,553

Selling, general and administrative expenses ...........         108,716          108,393         76,216

Rationalization charges (credits) ......................           2,089            8,993         (5,603)
                                                              ----------       ----------     ----------

     Income from operations ............................         199,581          168,092        167,940

Interest and other debt expense before loss on
    early extinguishment of debt .......................          55,632           78,861         73,789

Loss on early extinguishment of debt ...................           1,590           19,173            983
                                                              ----------       ----------     ----------

     Interest and other debt expense ...................          57,222           98,034         74,772

     Income before income taxes and equity
         in losses of affiliate ........................         142,359           70,058         93,168

Provision for income taxes .............................          58,214           27,743         36,806
                                                              ----------       ----------     ----------

     Income before equity in losses of affiliate .......          84,145           42,315         56,362

Equity in losses of affiliate, net of income taxes .....            --               (281)        (2,554)
                                                              ----------       ----------     ----------

     Net income ........................................      $   84,145       $   42,034     $   53,808
                                                              ==========       ==========     ==========

Basic net income per share .............................           $4.58            $2.30          $2.97
                                                                   =====            =====          =====

Diluted net income per share ...........................           $4.52            $2.28          $2.93
                                                                   =====            =====          =====

Dividends per share ....................................           $0.45            $ --           $ --
                                                                   =====            =====          =====


                                 See notes to consolidated financial statements.

                                                          SILGAN HOLDINGS INC.
                                                      CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                           For the years ended December 31, 2004, 2003 and 2002
                                                    (Dollars and shares in thousands)


                                             Common Stock             Retained     Accumulated
                                             -------------   Paid-    Earnings        Other     Unamortized               Total
                                                      Par     in    (Accumulated  Comprehensive    Stock     Treasury  Stockholders'
                                             Shares  Value  Capital   Deficit)    Income (Loss) Compensation   Stock      Equity
                                             ------  -----  -------- -----------  ------------- ------------ --------  -------------
Balance at January 1, 2002 ...............   17,854   $205  $118,319  $(34,937)     $ (8,046)      $ --      $(60,393)   $ 15,148

Comprehensive income:

   Net income ............................     --      --       --      53,808          --           --          --        53,808

   Minimum pension liability, net of
     tax benefit of $8,336 ...............     --      --       --        --         (12,792)        --          --       (12,792)

   Change in fair value of derivatives,
     net of tax provision of $314 ........     --      --       --        --             453         --          --           453

   Foreign currency translation ..........     --      --       --        --             (82)        --          --           (82)
                                                                                                                         --------
   Comprehensive income ..................                                                                                 41,387
                                                                                                                         --------
Stock option exercises, including
  tax benefit of $2,254 ..................      377      4     6,553      --            --           --          --         6,557
                                             ------   ----  --------  --------      --------      -------    --------    --------
Balance at December 31, 2002 .............   18,231    209   124,872    18,871       (20,467)        --       (60,393)     63,092

Comprehensive income:

   Net income ............................     --      --       --      42,034          --           --          --        42,034

   Minimum pension liability, net of
     tax provision of $3,961 .............     --      --       --        --           6,106         --          --         6,106

   Change in fair value of derivatives,
     net of tax provision of $1,338 ......     --      --       --        --           2,053         --          --         2,053

   Foreign currency translation ..........     --      --       --        --           6,633         --          --         6,633
                                                                                                                         --------
   Comprehensive income ..................                                                                                 56,826
                                                                                                                         --------
Stock option exercises, including
  tax benefit of $240 ....................       42      1       886      --            --           --          --           887
                                             ------   ----  --------  --------      --------      -------    --------    --------

Balance at December 31, 2003 .............   18,273    210   125,758    60,905        (5,675)        --       (60,393)    120,805

Comprehensive income:

   Net income ............................     --      --       --      84,145          --           --          --        84,145

   Minimum pension liability, net of
     tax benefit of $1,406 ...............     --      --       --        --          (2,154)        --          --        (2,154)

   Change in fair value of derivatives,
    net of tax provision of $2,409 .......     --      --       --        --           3,686         --          --         3,686

   Foreign currency translation ..........     --      --       --        --           5,002         --          --         5,002
                                                                                                                         --------
   Comprehensive income ..................                                                                                 90,679
                                                                                                                         --------
Dividends declared on common stock .......     --      --       --      (8,282)         --           --          --        (8,282)

Issuance of restricted stock units .......     --      --      1,929      --            --         (1,929)       --          --

Amortization of stock compensation .......     --      --       --        --            --            235        --           235

Stock option exercises and other awards,
  including tax benefit of $1,736 ........      150      1     3,998      --            --           --          --         3,999
                                             ------   ----  --------  --------      --------      -------    --------    --------
Balance at December 31, 2004 .............   18,423   $211  $131,685  $136,768      $    859      $(1,694)   $(60,393)   $207,436
                                             ======   ====  ========  ========      ========      =======    ========    ========


                                             See notes to consolidated financial statements.


                                                  SILGAN HOLDINGS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 2004, 2003 and 2002
                                                 (Dollars in thousands)

                                                                                   2004              2003                2002
                                                                                   ----              ----                ----
Cash flows provided by (used in) operating activities:
     Net income ........................................................        $  84,145         $  42,034         $    53,808
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation .................................................          118,450           110,724              94,936
          Amortization of other intangibles ............................               23               590                 779
          Amortization of debt issuance costs ..........................            3,937             3,888               2,588
          Rationalization charges (credits) ............................            2,089             8,993              (5,603)
          Loss on early extinguishment of debt .........................            1,590            19,173                 983
          Equity in losses of affiliate ................................             --                 457               4,222
          Deferred income tax provision ................................           42,535            25,742              25,219
          Other changes that provided (used) cash, net of
             effects from acquisitions:
               Trade accounts receivable, net ..........................           11,200           (12,465)             20,246
               Inventories .............................................            1,449            28,109             (10,209)
               Trade accounts payable ..................................           26,420            14,244             (14,725)
               Accrued liabilities .....................................          (15,095)           (6,443)            (12,273)
               Other, net ..............................................              995           (11,224)            (10,255)
                                                                                ---------         ---------         -----------
          Net cash provided by operating activities ....................          277,738           223,822             149,716
                                                                                ---------         ---------         -----------

Cash flows provided by (used in) investing activities:
     Purchases of businesses, net of cash acquired .....................             --            (207,793)               --
     Capital expenditures ..............................................         (102,868)         (105,912)           (119,160)
     Proceeds from asset sales .........................................            9,983             3,739               1,915
                                                                                ---------         ---------         -----------
          Net cash used in investing activities ........................          (92,885)         (309,966)           (117,245)
                                                                                ---------         ---------         -----------

Cash flows provided by (used in) financing activities:
     Borrowings under revolving loans ..................................          954,325           905,800           1,163,580
     Repayments under revolving loans ..................................         (979,325)         (880,800)         (1,496,605)
     Proceeds from stock option exercises ..............................            2,262               647               4,303
     Changes in outstanding checks - principally vendors ...............            6,057            11,084              13,577
     Proceeds from issuance of long-term debt ..........................             --             550,000             656,000
     Repayments of long-term debt ......................................         (135,912)         (540,545)           (310,573)
     Dividends paid on common stock ....................................           (8,282)             --                  --
     Debt issuance costs ...............................................             (662)           (6,260)            (22,444)
                                                                                ---------         ---------         -----------
          Net cash (used in) provided by financing
              activities ...............................................         (161,537)           39,926               7,838
                                                                                ---------         ---------         -----------

Cash and cash equivalents:
     Net increase (decrease) ...........................................           23,316           (46,218)             40,309
     Balance at beginning of year ......................................           12,100            58,318              18,009
                                                                                ---------         ---------         -----------
     Balance at end of year ............................................        $  35,416         $  12,100         $    58,318
                                                                                =========         =========         ===========

Interest paid ..........................................................        $  55,494         $  93,514         $    73,251
Income taxes paid, net of refunds ......................................            5,008             2,803              14,374



                                      See notes to consolidated financial statements.


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   1.     Summary of Significant Accounting Policies

Nature of Business. Silgan Holdings Inc., or Holdings, conducts its business through its wholly owned operating subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. We are engaged in the manufacture and sale of steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our businesses are principally based in the United States.

Basis of Presentation. The consolidated financial statements include the accounts of Holdings and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling approximately $105.5 million at December 31, 2004 and $99.4 million at December 31, 2003 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis, or LIFO.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.7 million, $1.0 million and $1.4 million in 2004, 2003 and 2002, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets' estimated useful life.

Goodwill, Net. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill was not impaired in our third quarter 2004 review. Changes in the carrying amount of goodwill, net are as follows:

                                          Metal Food    Plastic
                                          Containers   Containers     Total
                                          ----------   ----------     -----
                                                (Dollars in thousands)

     Balance at December 31, 2002 ...      $ 47,680     $ 93,801    $141,481
     Acquisitions ...................        55,350        5,050      60,400
     Currency translation ...........          --            540         540
                                           --------      --------   --------
     Balance at December 31, 2003 ...       103,030       99,391     202,421
     Adjustments ....................        (5,722)       1,413      (4,309)
     Currency translation ...........          --            234         234
                                           --------     --------    --------
     Balance at December 31, 2004 ...      $ 97,308     $101,038    $198,346
                                           ========     ========    ========

Goodwill, net was adjusted in 2004 primarily for deferred tax items and the finalization of the valuation of assets for 2003 acquisitions.

Goodwill, net for our metal food container business includes accumulated amortization of $14.7 million at both December 31, 2004 and 2003. Goodwill, net for our plastic container business includes accumulated amortization of $11.1 million at both December 31, 2004 and 2003.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Other Assets, Net. Other assets, net consist principally of debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (4 to 9 years) and an intangible pension asset.

Hedging Instruments. We account for derivative financial instruments under Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires all derivatives to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. Income taxes are calculated for Holdings, Silgan Equipment Company, or Silgan Equipment, and the acquired steel container manufacturing business of Campbell Soup Company, or CS Can, on a separate return basis. U.S. income taxes have not been provided on the accumulated earnings of our foreign subsidiaries as these earnings are expected to be indefinitely reinvested. See Note 12 for further discussion.

Revenue Recognition. Revenues are recognized when goods are shipped and the title and risk of loss pass to the customer. For those sites where we operate within the customer's facilities, title and risk of loss pass to the customer upon delivery of product to clearly delineated areas within the common facility, at which time we recognize revenues. Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of goods sold in our Consolidated Statements of Income.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   1.     Summary of Significant Accounting Policies  (continued)

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, which plan replaced two previous plans under which stock options are still outstanding. Under our current stock-based compensation plan, we have issued options and restricted stock units to our officers, other key employees and outside directors. A restricted stock unit represents the right to receive one share of our common stock at a future date. Unvested restricted stock units do not have dividend or voting rights and may not be disposed of or transferred during the vesting period. See Note 13 for further discussion. We apply the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock awards issued under these plans. Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant. Restricted stock units issued are accounted for as fixed grants and, accordingly, the fair value at the grant date has been charged to stockholders' equity as unamortized stock compensation and is being amortized ratably over the respective vesting period. Compensation expense of $0.2 million was amortized in 2004.

If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended December 31, 2004, 2003 and 2002, net income and basic and diluted net income per share would have been as follows:


                                                                 2004        2003        2002
                                                                 ----        ----        ----
                                                       (Dollars in thousands, except per share data)

         Net income, as reported ..........................    $84,145     $42,034     $53,808
         Add:  Stock based compensation expense
           included in reported net income, net of
           income taxes ...................................        135        --          --
         Deduct:  Total stock-based employee
           compensation expense determined under
           the fair value method for all awards, net
           of income taxes ................................      1,747       1,441       1,165
                                                               -------     -------     -------
         Pro forma net income .............................    $82,533     $40,593     $52,643
                                                               =======     =======     =======

         Earnings per share:
            Basic net income per share - as reported ......      $4.58       $2.30       $2.97
                                                                 =====       =====       =====
            Basic net income per share - pro forma ........       4.49        2.22        2.90
                                                                 =====       =====       =====
            Diluted net income per share - as reported ....      $4.52       $2.28       $2.93
                                                                 =====       =====       =====
            Diluted net income per share - pro forma ......       4.45        2.22        2.88
                                                                 =====       =====       =====


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   1.     Summary of Significant Accounting Policies  (continued)

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

Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 requires that gains or losses from the extinguishment of our debt will no longer be classified as extraordinary items. Upon adoption in 2003, the extraordinary item for loss on early extinguishment of debt of $1.0 million before income taxes that was recorded in the second quarter of 2002, as a result of the refinancing of our previous senior secured credit facility with our new senior secured credit facility, was reclassified to loss on early extinguishment of debt in our Consolidated Statements of Income.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised SFAS No. 132 requires additional disclosures about plan assets, benefit obligations, expected cash flows and net periodic benefit costs for defined benefit plans. In 2003, we adopted the additional disclosure requirements, except for certain disclosures about estimated future benefit payments which were adopted in 2004.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   1.     Summary of Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a significant effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. SFAS No. 123(R) is effective for us beginning with the third quarter of 2005. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are still assessing which transition method to utilize.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $1.7 million, $0.2 million and $2.3 million in 2004, 2003 and 2002, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap, LLC, or White Cap, joint venture that we did not already own from Amcor White Cap, Inc. for approximately $37 million in cash. Additionally, we refinanced debt of White Cap in the amount of approximately $88 million and purchased equipment subject to a third party lease for approximately $5 million. This business operates under the name Silgan Closures LLC, or Silgan Closures, as part of our metal food container business.

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

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the businesses' results of operations have been included in our consolidated operating results from the date of acquisition. The allocation of purchase price was finalized during 2004 when valuations and integration plans were completed.


Note   3.     Rationalization Charges (Credits) and Acquisition Reserves

2004 Rationalization Plans
--------------------------

During 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility and another operation. This decision resulted in a charge to earnings during 2004 of $0.7 million, of which $0.2 million was for the non-cash write-down in carrying value of assets. Through December 31, 2004, we made cash payments totaling $0.5 million related to these plans. All actions under these plans have been completed.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   3.     Rationalization Charges (Credits) and Acquisition Reserves
              (continued)

2003 Acquisition Plans
----------------------

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, White Cap and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During 2004, we finalized these plans and reduced the related acquisition reserves by approximately $0.5 million. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility. These plans included the termination of approximately 380 plant and administrative employees and other related plant exit costs. These reserves consisted of employee severance and benefits costs of $4.2 million and plant exit costs of $1.3 million related to the closing of the previously discussed acquired facilities. All of these facilities have ceased manufacturing operations. Through December 31, 2004, a total of $4.0 million and $1.3 million has been expended for employee severance and benefits and plant exit costs related to these plans, respectively. At December 31, 2004, these reserves had an aggregate balance of $0.2 million. Cash payments related to these reserves are expected to continue through the second quarter of 2005.

Activity in our 2003 acquisition plan reserves is summarized as follows:


                                                        Employee
                                                        Severance      Plant Exit
                                                       and Benefits       Costs        Total
                                                       ------------       -----        -----
                                                                 (Dollars in thousands)

          Balance at December 31, 2002 .............      $  --         $ --          $  --
          2003 Reserves Established ................        4,451        1,559          6,010
          2003 Utilized ............................       (1,167)        (523)        (1,690)
                                                          -------       ------        -------
          Balance at December 31, 2003 .............        3,284        1,036          4,320
          Finalization of 2003 Acquisition
             Plan Reserves .........................         (268)        (239)          (507)
          2004 Utilized ............................       (2,856)        (751)        (3,607)
                                                          -------       ------        -------
          Balance at December 31, 2004 .............      $   160       $   46        $   206
                                                          =======       ======        =======




                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   3.     Rationalization Charges (Credits) and Acquisition Reserves
              (continued)

2003 Rationalization Plans
--------------------------

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the Silgan Closures business. These plans included the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. During 2004, additional rationalization charges of $1.3 million were recorded related to these plans ($1.0 million for the metal food container business and $0.3 million for the plastic container business). Since inception, a total of $2.3 million and $1.3 million has been expended for employee severance and benefits and plant exit costs, respectively, and $6.0 million has been recorded for the non-cash write-down in carrying value of assets. At December 31, 2004, these reserves had an aggregate balance of $0.7 million. The timing of certain cash payments related to these reserves is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to these reserves are expected through 2010.

Activity in our 2003 rationalization plan reserves is summarized as follows:


                                                      Employee                      Non-Cash
                                                      Severance      Plant Exit       Asset
                                                     and Benefits      Costs        Write-Down       Total
                                                     ------------      -----        ----------       -----
                                                                      (Dollars in thousands)

          Balance at December 31, 2002 ..........      $  --          $ --           $  --          $  --
          2003 Rationalization Charge ...........        2,097         1,588           5,308          8,993
          2003 Utilized .........................       (1,502)         (617)         (5,308)        (7,427)
                                                       -------        ------         -------        -------
          Balance at December 31, 2003 ..........          595           971            --            1,566
          2004 Rationalization Charge ...........          272           408             662          1,342
          2004 Utilized .........................         (830)         (689)           (662)        (2,181)
                                                       -------        ------         -------        -------
          Balance at December 31, 2004 ..........      $    37        $  690         $  --          $   727
                                                       =======        ======         =======        =======





                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   3.     Rationalization Charges (Credits) and Acquisition Reserves
              (continued)

Fairfield Rationalization Plan
------------------------------

During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a rationalization charge of $3.5 million, which consisted of $0.9 million for employee severance and benefits and $2.6 million for plant exit costs. During 2002, all actions under this plan related to employee severance and benefits were completed at amounts less than originally estimated, and, accordingly, we reversed $0.2 million of rationalization reserves as a rationalization credit. Through December 31, 2004, a total of $2.4 million has been expended relating to this plan. At December 31, 2004, this reserve had a remaining balance of $0.9 million related to plant exit costs. Although we have closed the plant, the timing of cash payments is dependent upon the expiration of a lease obligation. Accordingly, cash payments related to closing this facility are expected through 2009.

Activity in our Fairfield rationalization plan reserve is summarized as follows:


                                                        Employee
                                                        Severance     Plant Exit
                                                       and Benefits      Costs         Total
                                                       ------------      -----         -----
                                                                (Dollars in thousands)

          Balance at December 31, 2001 .............      $ 237         $1,867        $2,104
          2002 Rationalization Credit ..............       (237)           --           (237)
          2002 Utilized ............................        --            (273)         (273)
                                                          -----         ------        ------
          Balance at December 31, 2002 .............        --           1,594         1,594
          2003 Utilized ............................        --            (321)         (321)
                                                          -----         ------        ------
          Balance at December 31, 2003 .............        --           1,273         1,273
          2004 Utilized ............................        --            (380)         (380)
                                                          -----         ------        ------
          Balance at December 31, 2004 .............      $ --          $  893        $  893
                                                          =====         ======        ======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Activity in our AN Can acquisition plan reserve is summarized as follows:


                                                 Employee
                                                 Severance      Plant Exit    Acquisition
                                                and Benefits      Costs       Liabilities       Total
                                                ------------      -----       -----------       -----
                                                                 (Dollars in thousands)

         Balance at December 31, 2001 .....       $1,491         $ 1,977        $ 2,000        $ 5,468
         2002 Utilized ....................         (744)           (858)        (2,000)        (3,602)
                                                  ------         -------        -------        -------
         Balance at December 31, 2002 .....          747           1,119           --            1,866
         2003 Utilized ....................         (747)         (1,119)          --           (1,866)
                                                  ------         -------        -------        -------
         Balance at December 31, 2003 .....       $ --           $  --          $  --          $  --
                                                  ======         =======        =======        =======

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Summary
-------

Rationalization charges (credits) for the years ended December 31 are summarized as follows:


                                                    2004       2003        2002
                                                    ----       ----        ----
                                                      (Dollars in thousands)

     2004 Rationalization plans ................   $  747     $ --       $  --
     2003 Rationalization plans ................    1,342      8,993        --
     Fairfield plan ............................     --         --          (237)
     Northtown, Kingsburg and Waukegan plans ...     --         --        (3,041)
     Other assets ..............................     --         --        (2,325)
                                                   ------     ------     -------
                                                   $2,089     $8,993     $(5,603)
                                                   ======     ======     =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   3.     Rationalization Charges (Credits) and Acquisition Reserves
              (continued)

Summary (continued)
-------

At December 31, rationalization and acquisition reserves were included in our Consolidated Balance Sheets as follows:

                                                2004           2003
                                                ----           ----
                                               (Dollars in thousands)

       Accrued liabilities .............       $  877         $5,572
       Other liabilities ...............          949          1,587
                                               ------         ------
                                               $1,826         $7,159
                                               ======         ======


Note   4.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in our Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) at December 31 are as follows:

                                                      2004         2003
                                                      ----         ----
                                                   (Dollars in thousands)

       Foreign currency translation ...........    $  9,637      $ 4,635
       Change in fair value of derivatives ....       2,925         (761)
       Minimum pension liability ..............     (11,703)      (9,549)
                                                   --------      -------
         Accumulated other comprehensive
            income (loss) .....................    $    859      $(5,675)
                                                   ========      =======

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 was net losses of $3.4 million, $2.2 million and $5.0 million, net of income taxes, respectively.

We estimate that we will reclassify $0.9 million of income, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive income (loss) to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of hedging activities.

For the year ended December 31, 2002, the foreign currency translation and minimum pension liability components of accumulated other comprehensive income
(loss) included $0.4 million and $5.6 million, respectively, related to our equity investment in White Cap. See Note 7 which includes a discussion of our equity investment in White Cap.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   5.     Inventories

The components of inventories at December 31 are as follows:

                                                    2004           2003
                                                    ----           ----
                                                  (Dollars in thousands)

       Raw materials ......................      $ 63,225       $ 36,732
       Work-in-process ....................        50,366         52,815
       Finished goods .....................       198,697        213,481
       Spare parts and other ..............        19,324         20,267
                                                 --------       --------
                                                  331,612        323,295
       Adjustment to value inventory
          at cost on the LIFO method ......       (12,947)        (3,101)
                                                 --------       --------
                                                 $318,665       $320,194
                                                 ========       ========

Inventories include $33.2 million and $30.3 million recorded on the first-in, first-out method at December 31, 2004 and 2003, respectively.


Note   6.     Property, Plant and Equipment, Net

Property, plant and equipment, net, at December 31 is as follows:

                                                        2004           2003
                                                        ----           ----
                                                      (Dollars in thousands)

       Land .....................................   $    8,984     $   10,060
       Buildings and improvements ...............      166,443        168,236
       Machinery and equipment ..................    1,395,481      1,309,756
       Construction in progress .................       55,428         60,068
                                                    ----------     ----------
                                                     1,626,336      1,548,120
       Accumulated depreciation .................     (833,400)      (730,270)
                                                    ----------     ----------
           Property, plant and equipment, net ...   $  792,936     $  817,850
                                                    ==========     ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   7.     Investment in Equity Affiliate


Prior to March 2003, we held a 35 percent interest in a joint venture company with Amcor Ltd. that was a leading supplier of an extensive range of metal and plastic vacuum closures to consumer goods packaging companies in the food and beverage industries in North America. The venture operated under the name Amcor White Cap, LLC.

In March 2003, we acquired the remaining 65 percent equity interest in the White Cap joint venture that we did not already own. The business now operates under the name Silgan Closures LLC. Prior to our acquisition of White Cap, we accounted for our investment in the White Cap joint venture using the equity method. During 2002, we recorded equity in losses of White Cap of $2.6 million, net of income taxes, which included our portion of White Cap's rationalization charge to close its Chicago, Illinois metal closure manufacturing facility of $2.0 million, net of income taxes, and $0.7 million, net of income taxes, for our portion of White Cap's gain on the sale of certain assets at a price in excess of book value. For the first two months of 2003, we recorded equity in losses of White Cap of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business.


Note   8.     Long-Term Debt

Long-term debt at December 31 is as follows:

                                                         2004            2003
                                                         ----            ----
                                                        (Dollars in thousands)
       Bank debt:
          Bank revolving loans ................       $   --         $   25,000
          Bank A term loans ...................         63,669           83,330
          Bank B term loans ...................        574,999          691,250
                                                      --------       ----------
            Total bank debt ...................        638,668          799,580
                                                      --------       ----------

       Subordinated debt:
          6 3/4% Senior Subordinated Notes ....        200,000          200,000
          Other ...............................          3,000            3,000
                                                      --------       ----------
            Total subordinated debt ...........        203,000          203,000
                                                      --------       ----------

       Total debt .............................        841,668        1,002,580
          Less current portion ................         21,804           48,670
                                                      --------       ----------
                                                      $819,864       $  953,910
                                                      ========       ==========

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   8.     Long-Term Debt  (continued)

The aggregate annual maturities of our debt are as follows (dollars in thousands):

          2005 ............         $ 21,804
          2006 ............           21,804
          2007 ............           21,804
          2008 ............          576,256
          2009 ............             --
          Thereafter ......          200,000
                                    --------
                                    $841,668
                                    ========

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

On November 13, 2003, we amended the Credit Agreement to, among other things, increase the uncommitted incremental term loan facility by $200 million and provide us with greater ability to redeem our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures, or any other subordinated indebtedness. This increased our uncommitted incremental term loan facility under the Credit
Agreement to $325 million. On December 15, 2003, we completed a $200 million incremental term loan borrowing under the Credit Agreement. The terms of this incremental term loan borrowing are the same as those for B term loans under the Credit Agreement. We used the proceeds from this incremental term loan to redeem a portion of our outstanding 9% Debentures. Our uncommitted incremental term loan facility under the Credit Agreement at December 31, 2004 was $125 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   8.         Long-Term Debt  (continued)

Bank Credit Agreement  (continued)
---------------------

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

During 2004, we repaid scheduled installments of $16.7 million of A term loans and $7.0 million of B term loans under the Credit Agreement. In addition, in the fourth quarter of 2004, we utilized excess cash flows to voluntarily prepay $3.0 million of A term loans and $109.2 million of B term loans under the Credit Agreement. As a result of our 2004 prepayments under the Credit Agreement, we recorded a loss on early extinguishment of debt of $1.6 million for the write-off of a portion of our debt issuance costs. During 2003, we repaid scheduled installments of $16.7 million of A term loans and $7.0 million of B term loans under the Credit Agreement. During 2002, we repaid scheduled installments of $1.8 million of B term loans under the Credit Agreement. During 2002, we repaid $119.4 million of A term loans and $186.6 million of B term loans under the Previous U.S. Credit Agreement.

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity. We are required to maintain, for at least one period of 30 consecutive days during each calendar year, total average unutilized revolving loan commitments of at least $90 million. At December 31, 2004, there were no revolving loans outstanding, as compared to $25.0 million outstanding at December 31, 2003. After taking into account letters of credit of $31.4 million, borrowings available under the revolving credit facility of the Credit Agreement were $368.6 million on December 31, 2004.

On July 15, 2004, we completed an amendment to our Credit Agreement that lowered the margin on our B term loans by twenty-five basis points to 1.75 percent.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   8.     Long-Term Debt  (continued)

Bank Credit Agreement  (continued)
---------------------

Borrowings  under  the  Credit  Agreement  may be  designated  as  base  rate or
Eurodollar rate borrowings. The base rate is the higher of the prime lending rate of Deutsche Bank Trust Company Americas or 1/2 of one percent in excess of the overnight federal funds rate. Currently, base rate borrowings bear interest at the base rate plus a margin of 0.75 percent, and Eurodollar rate borrowings bear interest at the Eurodollar rate plus a margin of 1.75 percent. In accordance with the Credit Agreement, the interest rate margin on base rate and Eurodollar rate borrowings is reset quarterly based upon our total leverage ratio, as defined in the Credit Agreement. As of December 31, 2004, the interest rate for Eurodollar rate borrowings was 4.33 percent. There were no base rate borrowings outstanding at December 31, 2004. For 2004, 2003 and 2002, the weighted average annual interest rate paid on term loans was 3.5 percent, 3.4 percent and 4.0 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 3.4 percent, 3.5 percent and 3.3 percent, respectively. We have entered into interest rate swap agreements with an aggregate notional amount of $450 million to convert interest rate exposure from variable rates to fixed rates of interest. See Note 9 which includes a discussion of the interest rate swap agreements.

The Credit  Agreement  provides for the payment of a commitment fee ranging from
0.25 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.50 percent at December 31, 2004). The commitment fee is reset quarterly based on our total leverage ratio.

We may utilize up to a maximum of $50 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as Eurodollar rate loans (1.75 percent at December 31, 2004) and to the issuers of letters of credit of a facing fee of 1/4 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   8.     Long-Term Debt  (continued)

Bank Credit Agreement  (continued)
---------------------

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries and is secured by a security interest in substantially all of our real and personal property. The stock of certain of our subsidiaries has also been pledged as security to the lenders under the Credit Agreement. At December 31, 2004, we had assets of a U.S. subsidiary of $130.6 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including interest coverage and total leverage ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2004, 2003 and 2002, the average amount of revolving loans outstanding, including seasonal borrowings, was $170.3 million, $131.0 million and $258.8 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $305.3 million, $260.0 million and $485.3 million, respectively.

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   8.     Long-Term Debt  (continued)

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   9.     Financial Instruments

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31 (bracketed amounts represent assets):


                                                   2004                      2003
                                           ---------------------     ---------------------
                                           Carrying       Fair       Carrying       Fair
                                            Amount        Value       Amount        Value
                                            ------        -----       ------        -----
                                                        (Dollars in thousands)

     Bank debt .......................     $638,668     $638,668     $799,580     $799,580
     Subordinated debt ...............      200,000      208,000      200,000      199,250
     Interest rate swap agreements ...       (4,776)      (4,776)       3,679        3,679
     Natural gas swap agreements .....          188          188         (218)        (218)



Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank revolving loans and term loans approximate their fair values.

Subordinated debt: The fair value of our 6 3/4% Notes is estimated based on quoted market prices.

Interest rate and natural gas swap agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2004 and 2003 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

Derivative Instruments and Hedging Activities
---------------------------------------------

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for speculative purposes.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   9.     Financial Instruments  (continued)

Derivative Instruments and Hedging Activities  (continued)
---------------------------------------------

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2004, 2003 and 2002, ineffectiveness for our hedges increased (reduced) net income by $1.0 million, ($0.5) million and ($0.2) million, respectively, and was recorded primarily in interest and other debt expense in our Consolidated Statements of Income.

The fair value of the outstanding swap agreements in effect at December 31, 2004 and 2003 was recorded in our Consolidated Balance Sheets as a net asset of $4.6 million ($5.1 million in other assets, $0.3 million in accrued interest payable and $0.2 million in other liabilities) and a net liability of $3.5 million ($2.4 million in other liabilities, $1.3 million in accrued interest payable and $0.2 million in other assets), respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive income
(loss).

Interest Rate Swap Agreements
-----------------------------

We have entered into interest rate swap agreements with major banks to manage a portion of our exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2004 and 2003, the aggregate notional principal amount of these agreements was $450 million and $550 million, respectively. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 1.3 percent to 3.3 percent and receive floating rates of interest based on three month LIBOR. These agreements mature as follows: $100 million aggregate notional principal amount in 2005, $150 million aggregate notional principal amount in 2006 and $100 million aggregate notional principal amount in each of 2007 and 2008. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest expense. Net payments of $7.2 million, $4.8 million and $7.2 million were made under these interest rate swap agreements for the years ended December 31, 2004, 2003 and 2002, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   9.     Financial Instruments  (continued)

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with major financial institutions to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 25 percent and 40 percent of our exposure to fluctuations in natural gas prices in 2004 and 2003, respectively. At December 31, 2004 and 2003, the aggregate notional principal amount of these agreements was 0.5 million (including 0.2 million that became effective on January 1, 2005) and 0.7 million MMBtu of natural gas, respectively. These agreements are with institutions that are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed natural gas prices ranging from $5.46 to $6.90 per MMBtu and receive a NYMEX-based natural gas price. These gas swap agreements mature in 2005. Gains and losses on these natural gas swap agreements are deferred and recognized when the related costs are recorded to cost of goods sold. Payments received under natural gas swap agreements were $0.5 million and $1.2 million during 2004 and 2003, respectively. Payments made under natural gas swap agreements were $1.2 million during 2002.

Concentration of Credit Risk
----------------------------

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Del Monte Corporation and Nestle Food Company) accounted for approximately 34.6 percent, 33.0 percent and 34.9 percent of our net sales in 2004, 2003 and 2002, respectively. The receivable balances from these customers collectively represented 27.4 percent and 32.4 percent of our trade accounts receivable at December 31, 2004 and 2003, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer's financial position. We perform ongoing credit evaluations of our customers' financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   10.    Commitments and Contingencies

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

                         2005 ...........              $ 23,535
                         2006 ...........                21,041
                         2007 ...........                17,090
                         2008 ...........                11,467
                         2009 ...........                 8,897
                         Thereafter .....                32,191
                                                       --------
                                                       $114,221
                                                       ========

Rent expense was approximately $27.4 million, $27.6 million and $23.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, we had noncancelable commitments for 2005 capital expenditures of $11.7 million.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note   11.    Retirement Benefits

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

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   11.    Retirement Benefits   (continued)

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

                                                                                                         Other
                                                                  Pension Benefits              Postretirement Benefits
                                                             -------------------------         -------------------------
                                                                2004             2003             2004             2003
                                                                ----             ----             ----             ----
                                                                                (Dollars in thousands)

Change in Benefit Obligation
Obligation at beginning of year .....................        $322,796         $156,295         $ 92,877         $ 53,755
   Service cost .....................................          11,590           10,047            1,419            2,264
   Interest cost ....................................          19,923           17,757            5,041            5,121
   Actuarial losses (gains) .........................          10,544           32,015           (7,401)          13,689
   Plan amendments ..................................           1,226           12,159             --               --
   Benefits paid ....................................         (16,798)         (15,252)          (5,596)          (4,869)
   Participants' contributions ......................            --               --              1,005              696
   Acquisitions .....................................            --            109,775             --             22,221
                                                             --------         --------         --------         --------
Obligation at end of year ...........................         349,281          322,796           87,345           92,877
                                                             --------         --------         --------         --------

Change in Plan Assets
Fair value of plan assets at beginning of year ......         254,558          112,795             --               --
   Actual return on plan assets .....................          27,483           40,913             --               --
   Employer contributions ...........................          37,029           42,584            4,591            4,173
   Participants' contributions ......................            --               --              1,005              696
   Benefits paid ....................................         (16,798)         (15,252)          (5,596)          (4,869)
   Acquisitions .....................................            --             74,763             --               --
   Expenses .........................................          (2,585)          (1,245)            --               --
                                                             --------         --------         --------         --------
Fair value of plan assets at end of year ............         299,687          254,558             --               --
                                                             --------         --------         --------         --------

Funded Status
Funded Status .......................................         (49,594)         (68,238)         (87,345)         (92,877)
   Unrecognized actuarial loss ......................          44,316           37,559           12,976           20,629
   Unrecognized prior service cost ..................          20,728           22,831               24               29
                                                             --------         --------         --------         --------
Net asset (liability) recognized ....................        $ 15,450         $ (7,848)        $(74,345)        $(72,219)
                                                             ========         ========         ========         ========

Amounts recognized in the Consolidated
Balance Sheets
   Prepaid benefit cost .............................        $ 28,735         $ 21,199         $   --           $   --
   Accrued benefit cost .............................         (46,961)         (61,273)         (74,345)         (72,219)
   Intangible asset .................................          14,306           16,416             --               --
   Accumulated other comprehensive loss .............          19,370           15,810             --               --
                                                             --------         --------         --------         --------
Net asset (liability) recognized ....................        $ 15,450         $ (7,848)        $(74,345)        $(72,219)
                                                             ========         ========         ========         ========


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   11.    Retirement Benefits  (continued)

The accumulated benefit obligation for all defined benefit plans at December 31, 2004 and 2003 was $322.1 million and $295.8 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $259.8 million, $243.1 million and $218.6 million, respectively, at December 31, 2004 and $263.2 million, $242.4 million and $200.4 million, respectively, at December 31, 2003.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services, and the Medicare subsidy expected to be received are as follows (dollars in thousands):

                                                                 Other
                                          Pension            Postretirement
                                          -------            --------------

           2005 ............             $ 17,215               $ 4,839
           2006 ............               18,112                 5,216
           2007 ............               19,039                 5,586
           2008 ............               20,014                 5,733
           2009 ............               21,108                 5,817
           2010 - 2014 .....              125,222                30,206
                                         --------               -------
                                         $220,710               $57,397
                                         ========               =======

Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

                                                       2004           2003
                                                       ----           ----

          Discount rate ......................         6.00%          6.25%
          Expected return on plan assets .....         9.00%          9.00%
          Rate of compensation increase ......         3.30%          3.30%
          Health care cost trend rate:
             Assumed for next year ...........           10%            10%
             Ultimate rate ...................            5%             5%
             Year that the ultimate rate
                is reached ...................           2010           2009

Our expected return on plan assets is determined by the plan assets' historical long-term investment performance, current and expected asset allocation and estimates of future long-term returns on those types of plan assets.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   11.    Retirement Benefits  (continued)

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:


                                                                                                           Other
                                                                Pension Benefits                  Postretirement Benefits
                                                       ----------------------------------      ----------------------------
                                                          2004          2003        2002        2004       2003       2002
                                                          ----          ----        ----        ----       ----       ----
                                                                                (Dollars in thousands)

Service cost ....................................      $ 11,590      $ 10,047     $ 7,787      $1,419     $2,264     $1,385
Interest cost ...................................        19,923        17,757      10,018       5,041      5,121      3,584
Expected return on plan assets ..................       (22,249)      (15,337)     (9,144)       --         --         --
Amortization of prior service cost ..............         3,329         2,802       2,164           5          5          5
Amortization of actuarial losses ................         1,138         1,372          58         252        320         57
Settlement or curtailment loss ..................          --             149        --          --         --         --
                                                       --------      --------     -------      ------     ------     ------
Net periodic benefit cost .......................      $ 13,731      $ 16,790     $10,883      $6,717     $7,710     $5,031
                                                       ========      ========     =======      ======     ======     ======


Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

                                                    2004       2003       2002
                                                    ----       ----       ----

          Discount rate ......................      6.25%      7.00%      7.25%
          Expected return on plan assets .....      9.00%      9.00%      9.00%
          Rate of compensation increase ......      3.30%      3.60%      3.60%
          Health care cost trend rate ........        10%        11%         9%

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:



                                                               1-Percentage    1-Percentage
                                                              Point Increase  Point Decrease
                                                              --------------  --------------
                                                                  (Dollars in thousands)
          Effect on service and interest cost .............       $  720         $  (601)
          Effect on postretirement benefit obligation .....        7,990          (6,764)



In December 2003, the U.S. enacted into law the "Medicare Prescription Drug, Improvement and Modernization Act of 2003," or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   11.    Retirement Benefits  (continued)

In January 2004, the FASB issued FASB Staff Position, or FSP, No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Since specific authoritative guidance on the accounting for the federal subsidy was pending, we elected to defer accounting for the effects of the Act as permitted by FSP No. 106-1. In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act and was effective for us on July 1, 2004. FSP No. 106-2 supercedes FSP No. 106-1 and requires recognition of the change in postretirement benefit obligation resulting from the federal subsidy as an actuarial gain.

Some of our retiree medical programs already provide prescription drug coverage for retirees over age 65 that is at least as generous as the benefit to be provided under Medicare. This Act will reduce our share of the obligations for future retiree medical benefits in these instances. We have incorporated the effects of this Act at our December 31, 2004 postretirement plan measurement date and, accordingly, reduced our accumulated postretirement benefit obligation by $2.5 million at December 31, 2004.

We participate in several multi-employer pension plans which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2004, 2003 and 2002 were $6.1 million, $5.7 million and $4.7 million, respectively.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $7.2 million in 2004, $7.7 million in 2003 and $6.4 million in 2002.

Plan Assets
-----------

The weighted-average asset allocation for our pension plans at December 31 was as follows:

                                                    2004         2003
                                                    ----         ----

           Equity securities .............           57%          57%
           Debt securities ...............           41%          40%
           Cash and cash equivalents .....            2%           3%
                                                    ----         ----
                                                    100%         100%

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   11.    Retirement Benefits  (continued)

Plan Assets  (continued)
-----------

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58%/42% allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. At December 31, 2004 and 2003, the timing of our cash contributions resulted in a higher than targeted investment in cash and cash equivalents.

Based on current tax law, there are no minimum required contributions to our pension plans in 2005. However, this is subject to change based on current tax proposals before Congress, as well as asset performance significantly above or below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. Therefore, at our discretion, we may fund amounts in excess of the minimum in 2005.


Note   12.    Income Taxes

The components of the provision for income taxes are as follows:

                                                                2004          2003         2002
                                                                ----          ----         ----
                                                                     (Dollars in thousands)
          Current:
               Federal .................................      $ 7,727       $(1,081)     $ 5,527
               State ...................................        4,620          (194)         843
               Foreign .................................        3,332         3,100        3,549
                                                              -------       -------      -------
                   Current income tax provision ........       15,679         1,825        9,919
                                                              -------       -------      -------


          Deferred:
               Federal .................................       39,724        22,885       22,825
               State ...................................        2,776         2,763        2,325
               Foreign .................................           35            94           69
                                                              -------       -------      -------
                   Deferred income tax provision .......       42,535        25,742       25,219
                                                              -------       -------      -------
                                                              $58,214       $27,567      $35,138
                                                              =======       =======      =======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   12.    Income Taxes  (continued)

The provision for income taxes is included in our Consolidated Statements of Income as follows:



                                                                2004          2003         2002
                                                                ----          ----         ----
                                                                    (Dollars in thousands)

          Income before equity in losses of affiliate ....    $58,214       $27,743      $36,806
          Equity in losses of affiliate ..................       --            (176)      (1,668)
                                                              -------       -------      -------
                                                              $58,214       $27,567      $35,138
                                                              =======       =======      =======



The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:


                                                                2004          2003         2002
                                                                ----          ----         ----
                                                                    (Dollars in thousands)
          Income taxes computed at the statutory
              U.S. federal income tax rate ...............    $49,825       $24,360      $31,131
          State income taxes, net of federal
              tax benefit ................................      6,028         3,174        3,148
          Tax liabilities no longer required .............       (464)       (2,420)        --
          Valuation allowance ............................      1,874         1,488         --
          Other ..........................................        951           965          859
                                                              -------       -------      -------
                                                              $58,214       $27,567      $35,138
                                                              =======       =======      =======

          Effective tax rate .............................       40.9%         39.6%        39.5%




                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   12.        Income Taxes  (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Significant components of our deferred tax assets and liabilities at December 31 are as follows:


                                                                       2004             2003
                                                                       ----             ----
                                                                      (Dollars in thousands)
     Deferred tax assets:
          Pension and postretirement liabilities ...........       $  32,721        $  35,421
          Rationalization and other accrued liabilities ....          16,133           22,247
          AMT and other credit carryforwards ...............          18,397           30,089
          Net operating loss carryforwards .................          26,353           27,251
          Other ............................................          12,631           27,334
                                                                   ---------        ---------
              Total deferred tax assets ....................         106,235          142,342
                                                                   ---------        ---------

     Deferred tax liabilities:
          Property, plant and equipment ....................        (148,107)        (134,588)
          Other ............................................          (7,015)          (9,838)
                                                                   ---------        ---------
              Total deferred tax liabilities ...............        (155,122)        (144,426)
                                                                   ---------        ---------

     Valuation allowance ...................................         (17,963)         (18,713)
                                                                   ---------        ---------
     Net deferred tax liability ............................       $ (66,850)       $ (20,797)
                                                                   =========        =========


At December 31, 2004 and 2003, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $36.4 million and $39.7 million, respectively, and long-term deferred tax liabilities of $103.3 million and $60.5 million, respectively.

The valuation allowance in 2004 includes deferred tax assets of $7.7 million resulting from prior year acquired operations. Subsequent recognition of these tax benefits, if any, will be allocated to reduce goodwill of the acquired operations. The valuation allowance also includes losses of certain foreign operations of $2.0 million, capital loss carryforwards of $4.1 million and state and local net operating loss and credit carryforwards totaling $4.1 million.

The valuation allowance for deferred tax assets decreased in 2004 by $0.8 million. This net change was principally comprised of a decrease related to prior year acquired operations totaling $2.7 million, which was partially offset by an increase related to state and local and foreign net operating loss carryforwards, or NOLs, totaling $1.9 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   12.    Income Taxes  (continued)

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except CS Can and Silgan Equipment. CS Can and Silgan Equipment file separate U.S. federal income tax returns. At December 31, 2004, CS Can has federal NOLs of approximately $32.2 million that are available to offset its future taxable income and that expire from 2020 through 2022. Silgan Equipment has federal NOLs of approximately $19.5 million that expire in 2023 and which have a full valuation allowance recorded against them in purchase accounting.

At December 31, 2004, we had $13.4 million of alternative minimum tax credits and CS Can had $0.7 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments. We also had state tax NOLs of approximately $5.1 million, net of any valuation allowances, that are available to offset future taxable income and that expire from 2005 to 2023.

Pre-tax income of our Canadian subsidiaries was $9.8 million in 2004, $9.4 million in 2003 and $11.1 million in 2002. At December 31, 2004, approximately $42.6 million of accumulated earnings of our Canadian subsidiaries are expected to be indefinitely reinvested. Accordingly, applicable U.S. federal income taxes have not been provided. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign tax credit carryforwards associated with the unremitted foreign earnings is not practicable due to the complexity associated with the hypothetical tax calculation.

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $42.6 million. The related potential range of income tax cannot be evaluated at this time.


Note   13.    Stock-Based Compensation

In May 2004, we adopted the Silgan Holdings Inc. 2004 Stock Incentive Plan, or the Plan, which provides for awards of stock options, stock appreciation rights, restricted stock, stock units and performance awards to our officers, other key employees and outside directors. The Plan replaces our previous stock option plans, and all shares of our common stock reserved for issuance under those plans will no longer be available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   13.    Stock-Based Compensation  (continued)

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, stock units, restricted shares and performance awards under the Plan shall not exceed 900,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or stock unit awarded. As of December 31, 2004, 800,000 shares were available for issuance under the Plan.


The following is a summary of stock option activity for years ended December 31, 2004, 2003 and 2002:


                                                                Weighted Average
                                                     Options     Exercise Price
                                                     -------    ----------------

  Options outstanding at December 31, 2001 .....    1,137,692        $14.20
                                                    =========

       Granted .................................      151,440        $37.89
       Exercised ...............................     (377,172)        11.41
       Canceled ................................     (144,600)        15.57
                                                    ---------
  Options outstanding at December 31, 2002 .....      767,360         19.99
                                                    =========

       Granted .................................      231,500        $29.18
       Exercised ...............................      (42,200)        15.33
       Canceled ................................      (29,800)        17.97
                                                    ---------
  Options outstanding at December 31, 2003 .....      926,860         22.56
                                                    =========

       Granted .................................       35,000        $45.14
       Exercised ...............................     (149,100)        15.18
       Canceled ................................      (10,000)         8.13
                                                    ---------
  Options outstanding at December 31, 2004 .....      802,760         25.10
                                                    =========


At December 31, 2004, 2003 and 2002, the remaining contractual life of options outstanding was 5.8 years, 6.7 years and 7.4 years, respectively, and there were 396,041, 346,048 and 220,280 options exercisable with weighted average exercise prices of $21.69, $18.71 and $17.88, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   13.    Stock-Based Compensation  (continued)

The following is a summary of stock options outstanding and exercisable at December 31, 2004 by range of exercise price:

                                         Outstanding                                 Exercisable
                       -----------------------------------------------       ---------------------------
    Range of                           Remaining          Weighted                          Weighted
    Exercise                          Contractual          Average                           Average
     Prices            Number         Life (Years)      Exercise Price       Number       Exercise Price
    --------           ------         ------------      --------------       ------       --------------
$ 9.81 - $13.88         19,500            5.4               $10.52            10,300          $10.40
     14.09             265,320            5.1                14.09           175,040           14.09
 17.00 -  26.44        164,500            5.6                20.60           100,500           20.55
 28.88 -  33.08        182,500            6.1                32.74            49,525           32.57
 36.75 -  46.95        170,940            7.0                40.03            60,676           38.53
                       -------                                               -------
                       802,760                                               396,041
                       =======                                               =======


The weighted average fair value of options granted was $20.25, $16.08 and $25.49 for 2004, 2003 and 2002, respectively.

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2004, 2003 and 2002:

                                                  2004       2003       2002
                                                  ----       ----       ----

     Risk-free interest rate .............         3.4%       3.7%       5.4%
     Expected volatility .................        54.4%      56.7%      59.6%
     Dividend yield ......................         1.0%       --         --
     Expected option life (years) ........           5          6          8


In 2004, we granted 37,000 restricted stock units to certain of our officers and key employees. The fair value of these units at the date of grant was $1.8 million. These restricted stock units vest ratably over a five-year period from the date of grant.

In May 2004, we granted 3,000 restricted stock units to the independent members of our Board of Directors, which vested in full six months from the date of grant. The fair value of these units at the date of grant was $0.1 million.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   14.    Capital Stock and Dividends

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock from time to time in the open market, through privately negotiated transactions or through block purchases. Our repurchases of common stock are recorded as treasury stock and result in a charge to stockholders' equity. As of December 31, 2004, we had repurchased 2,708,976 shares of our common stock for $61.0 million.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock and in April, July and November approved a $0.15 per share quarterly cash dividend. The cash payments for dividends in 2004 totaled $8.3 million.

In February 2005, our Board of Directors approved a 33 percent increase to the quarterly cash dividend and simultaneously declared a quarterly cash dividend on our common stock of $0.20 per share, payable on March 15, 2005 to holders of record of our common stock on March 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.


Note   15.    Earnings Per Share

The components of the calculation of earnings per share are as follows:



                                                                  2004         2003         2002
                                                                  ----         ----         ----
                                                                (Dollars and shares in thousands)

     Net income ..........................................      $84,145      $42,034      $53,808
                                                                =======      =======      =======

     Weighted average number of shares used in:
         Basic earnings per share ........................       18,373       18,249       18,135
         Dilutive common stock equivalents:
            Stock options and restricted stock units .....          239          165          242
                                                                 ------       ------       ------
         Diluted earnings per share ......................       18,612       18,414       18,377
                                                                 ======       ======       ======


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   15.    Earnings Per Share  (continued)

Options to purchase 10,000 to 15,000 shares of common stock at prices ranging from $42.72 to $46.95 per share for 2004, 135,940 to 233,440 shares of common stock at prices ranging from $22.13 to $42.22 per share for 2003 and 16,494 to 174,223 shares of common stock at prices ranging from $25.15 to $44.22 per share for 2002 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. In addition, 14,424 restricted stock units issued at values ranging from $46.95 to $47.25 were also excluded from the 2004 computation of diluted earnings per share because they were antidilutive.


Note   16.    Related Party Transactions

Prior to 2003, pursuant to management services agreements, or the Management Agreements, entered into between each of Holdings, Containers and Plastics and S&H Inc., or S&H, a company wholly owned by R. Philip Silver, the Co-Chairman and Co-Chief Executive Officer of Holdings, and D. Greg Horrigan, the Co-Chairman and Co-Chief Executive Officer of Holdings, S&H provided Holdings and its subsidiaries with general management, supervision and administrative services. The parties to the Management Agreements agreed to terminate the Management Agreements effective January 1, 2003. As a result, Messrs. Silver and Horrigan became employees of Holdings effective January 1, 2003, and neither Holdings nor its subsidiaries made any payment in 2003 under the Management Agreements.

In 2002, in consideration for its services, S&H received a fee in an amount equal to 90.909 percent of 4.95 percent of our consolidated EBDIT (as defined in the Management Agreements) until our consolidated EBDIT had reached the scheduled amount set forth in the Management Agreements, plus reimbursement for all related out-of-pocket expenses. We paid $5.2 million to S&H under the Management Agreements in 2002. These payments to S&H were allocated, based upon EBDIT, as a charge to income from operations of each of our business segments.

Prior to July 2003, Leigh Abramson, a former Managing Director of Morgan Stanley, served as a director of Holdings. In each of 2003 and 2002, we entered into natural gas swap agreements with Morgan Stanley Capital Group, Inc., or MSCG, an affiliate of Morgan Stanley, for an aggregate notional principal amount of 0.8 million MMBtu of natural gas. During each of 2003 and 2002, an aggregate notional principal amount of 0.9 million MMBtu of these natural gas swap agreements were settled under which we received $1.2 million in 2003 from MSCG and paid insignificant amounts to MSCG in 2002. In 2003, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley, a combined $2.2 million in underwriting fees related to the issuance of the 6 3/4% Notes and the Credit Agreement. In 2002, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc. a combined $4.9 million in underwriting fees related to the Credit Agreement and the add-on issuance of the 9% Debentures.

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $1.4 million, $1.1 million and $0.4 million in 2004, 2003 and 2002, respectively. Mr. Crowe, a director of Holdings, is the Chairman of the Board of Landstar System, Inc.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   17.    Business Segment Information

We are engaged in the packaging industry and report our results in two business segments: metal food containers and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food and metal, composite and plastic vacuum closures for food and beverage products. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that offer different products. Each are managed separately because each business produces a packaging product requiring different technology, production and marketing strategies. Each segment operates primarily in the United States. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

Our metal food container business' sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter (see Note 18).

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   17.    Business Segment Information (continued)

Information for each of the past three years for our business segments is as follows:


                                                 Metal Food         Plastic
                                                Containers(1)     Containers(2)       Corporate          Total
                                                -------------     -------------       ---------          -----
                                                                     (Dollars in thousands)

2004
----
Net sales ...............................        $1,842,095         $578,350          $  --           $2,420,445
Depreciation and amortization ...........            76,957           41,481               35            118,473
Segment income from operations ..........           154,718           52,074           (7,211)           199,581

Segment assets ..........................         1,030,604          529,236             --            1,559,840
Capital expenditures ....................            59,039           43,778               51            102,868

2003
----
Net sales ...............................        $1,750,510         $561,655          $  --           $2,312,165
Depreciation and amortization ...........            70,349           40,925               40            111,314
Segment income from operations ..........           125,938           48,010           (5,856)           168,092

Segment assets ..........................         1,081,463          499,848             --            1,581,311
Capital expenditures ....................            67,610           38,294                8            105,912

2002
----
Net sales ...............................        $1,486,950         $501,334          $  --           $1,988,284
Depreciation and amortization ...........            59,435           36,225               55             95,715
Segment income from operations ..........           120,587           52,916           (5,563)           167,940

Segment assets ..........................           901,628          472,549             --            1,374,177
Capital expenditures ....................            82,836           36,287               37            119,160


-------------------------------

(1) Segment income from operations for the metal food container business includes rationalization charges of $1.8 million in 2004, rationalization charges of $1.2 million in 2003 and rationalization credits of $5.4 million in 2002.
(2) Segment income from operations for the plastic container business includes rationalization charges of $0.3 million in 2004, rationalization charges of $7.8 million in 2003 and a rationalization credit of $0.2 million in 2002.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   17.    Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate as follows:


                                                         2004          2003          2002
                                                         ----          ----          ----
                                                              (Dollars in thousands)

     Total segment income from operations .......      $199,581      $168,092      $167,940
     Interest and other debt expense ............        57,222        98,034        74,772
                                                       --------      --------      --------
          Income before income taxes and
             equity in losses of affiliate ......      $142,359      $ 70,058      $ 93,168
                                                       ========      ========      ========


Total segment assets at December 31 are reconciled to total assets as follows:

                                                 2004            2003
                                                 ----            ----
                                               (Dollars in thousands)

     Total segment assets .............      $1,559,840      $1,581,311
     Other assets .....................          37,319          39,773
                                             ----------      ----------
          Total assets ................      $1,597,159      $1,621,084
                                             ==========      ==========

Financial information relating to our operations by geographic area is as follows:


                                                      2004              2003              2002
                                                      ----              ----              ----
                                                              (Dollars in thousands)
     Net sales:
         United States ...................        $2,348,710        $2,241,204        $1,928,058
         Canada ..........................            71,735            65,419            60,226
         Mexico ..........................              --               5,542              --
                                                  ----------        ----------        ----------
           Total net sales ...............        $2,420,445        $2,312,165        $1,988,284
                                                  ==========        ==========        ==========

     Long-lived assets:
         United States ...................          $960,929        $  985,591
         Canada ..........................            30,353            28,058
         Mexico ..........................              --               6,622
                                                     -------        ----------
           Total long-lived assets .......          $991,282        $1,020,271
                                                    ========        ==========


                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   17.    Business Segment Information  (continued)

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers  segment to Nestle Food Company accounted for
9.5 percent, 9.5 percent and 12.1 percent of our consolidated net sales during 2004, 2003 and 2002, respectively. Sales of our metal food containers segment to Campbell Soup Company accounted for 12.8 percent, 11.1 percent and 11.4 percent of our consolidated net sales during 2004, 2003 and 2002, respectively. Sales of our metal food containers segment to Del Monte Corporation accounted for 10.6 percent, 10.8 percent, and 9.9 percent of our consolidated net sales during 2004, 2003 and 2002, respectively.

                              SILGAN HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   18.    Quarterly Results of Operations  (Unaudited)

The following table presents our quarterly results of operations for the years ended December 31, 2004 and 2003:

                                                   First        Second         Third         Fourth
                                                   -----        ------         -----         ------
                                                    (Dollars in thousands, except per share data)

2004 (1)
----
Net sales ..................................     $518,331      $551,311      $784,847      $565,956
Gross profit ...............................       62,160        71,755       105,801        70,670
Net income .................................       11,085        18,239        38,455        16,366

Basic net income per share (3) .............        $0.61         $0.99         $2.09         $0.89
Diluted net income per share (3) ...........         0.60          0.98          2.06          0.88

Dividends per share ........................        $ --          $0.15         $0.15         $0.15

2003 (2)
----
Net sales ..................................     $454,377      $545,240      $760,971      $551,577
Gross profit ...............................       49,597        70,195       102,196        63,490
Net income (loss) ..........................        4,166        13,538        26,763        (2,433)

Basic net income (loss) per share (3) ......        $0.23         $0.74         $1.47        $(0.13)
Diluted net income (loss) per share (3) ....         0.23          0.74          1.45         (0.13)
---------------------------------


(1) Net income for the first, second, third and fourth quarters of 2004 includes rationalization charges of $1.0 million, $0.2 million, $0.1 million and $0.8 million, respectively. Net income for the fourth quarter of 2004 includes a benefit of $3.0 million for a litigation settlement and a loss on early extinguishment of debt of $1.6 million. In addition, in the fourth quarter of 2004, we recognized additional tax expense of $2.0 million resulting from a change in our annual effective income tax rate and a benefit to health and welfare expense of $1.9 million, net of income taxes, to adjust estimated amounts to our most current claim information.
(2) Net income (loss) for the third and fourth quarters of 2003 includes rationalization charges of $7.6 million and $1.4 million, respectively. Net income (loss) for the third and fourth quarters of 2003 includes a loss on early extinguishment of debt of $1.0 million and $18.2 million, respectively.
(3) Earnings per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                      SILGAN HOLDINGS INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Dollars in thousands)


                                                           2004          2003
                                                           ----          ----
Assets
Current assets:
   Cash and cash equivalents .......................   $      130    $       62
   Notes receivable - subsidiaries .................       21,804        23,670
   Interest receivable - subsidiaries ..............        1,841         2,445
   Other current assets ............................        5,315           423
                                                       ----------    ----------
     Total current assets ..........................       29,090        26,600

Notes receivable - subsidiaries ....................      816,864       950,910
Investment in and amounts due from subsidiaries ....      192,173       111,321
Other assets .......................................       15,585        27,484
                                                       ----------    ----------
                                                       $1,053,712    $1,116,315
                                                       ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt ...............   $   21,804    $   23,670
   Accrued interest payable ........................        1,841         2,445
   Accounts payable and accrued liabilities ........        4,445         4,169
                                                       ----------    ----------
     Total current liabilities .....................       28,090        30,284

Long-term debt .....................................      816,864       950,910
Other liabilities ..................................        1,322        14,316

Stockholders' equity:
   Common stock ....................................          211           210
   Paid-in capital .................................      131,685       125,758
   Retained earnings ...............................      136,768        60,905
   Accumulated other comprehensive income (loss) ...          859        (5,675)
   Unamortized stock compensation ..................       (1,694)         --
   Treasury stock at cost (2,685,476 shares) .......      (60,393)      (60,393)
                                                       ----------    ----------
     Total stockholders' equity ....................      207,436       120,805
                                                       ----------    ----------
                                                       $1,053,712    $1,116,315
                                                       ==========    ==========


                  See notes to condensed financial statements.


                      SILGAN HOLDINGS INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
               For the years ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)


                                                             2004          2003         2002
                                                             ----          ----         ----

Net sales ..............................................   $  --         $  --        $  --

Cost of goods sold .....................................      --            --           --
                                                           -------       -------      -------
     Gross profit ......................................      --            --           --

Selling, general and administrative expenses ...........     5,322         5,557        4,495
                                                           -------       -------      -------

     Loss from operations ..............................    (5,322)       (5,557)      (4,495)

Interest and other debt expense ........................      --            --           --
                                                           -------       -------      -------

     Loss before income taxes and equity in
        earnings of consolidated subsidiaries ..........    (5,322)       (5,557)      (4,495)

Benefit from income taxes ..............................    (2,177)       (2,201)      (1,779)
                                                           -------       -------      -------

     Loss before equity in earnings
       of consolidated subsidiaries ....................    (3,145)       (3,356)      (2,716)

Equity in earnings of consolidated subsidiaries ........    87,290        45,390       56,524
                                                           -------       -------      -------

     Net income ........................................   $84,145       $42,034      $53,808
                                                           =======       =======      =======


                  See notes to condensed financial statements.



                                          SILGAN HOLDINGS INC. (Parent Company)
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 2004, 2003 and 2002
                                                 (Dollars in thousands)


                                                                             2004             2003           2002
                                                                             ----             ----           ----

Cash flows provided by (used in) operating activities:
     Net income ....................................................     $  84,145        $  42,034      $  53,808
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
           Equity in earnings of consolidated subsidiaries .........       (87,290)         (45,390)       (56,524)
           Deferred income tax benefit .............................        (2,177)          (2,201)        (1,779)
           Changes in other assets and liabilities, net ............        11,410            4,910           (360)
                                                                         ---------        ---------      ---------
           Net cash provided by (used in) operating activities .....         6,088             (647)        (4,855)
                                                                         ---------        ---------      ---------

Cash flows provided by (used in) investing activities:
     Notes receivable - subsidiaries ...............................       135,912          (26,330)      (347,824)
                                                                         ---------        ---------      ---------
           Net cash provided by (used in) investing activities .....       135,912          (26,330)      (347,824)
                                                                         ---------        ---------      ---------

Cash flows provided by (used in) financing activities:
     Proceeds from issuance of long-term debt ......................          --            550,000        656,000
     Repayments of long-term debt ..................................      (135,912)        (523,670)      (307,751)
     Dividends paid on common stock ................................        (8,282)            --             --
     Proceeds from stock option exercises ..........................         2,262              647          4,303
                                                                         ---------        ---------      ---------
           Net cash (used in) provided by financing activities .....      (141,932)          26,977        352,552
                                                                         ---------        ---------      ---------

Cash and cash equivalents:
     Net increase (decrease) .......................................            68             --             (127)
     Balance at beginning of year ..................................            62               62            189
                                                                         ---------        ---------      ---------
     Balance at end of year ........................................     $     130        $      62      $      62
                                                                         =========        =========      =========


                                   See notes to condensed financial statements.

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

Certain prior years' amounts have been reclassified to conform with the current year's presentation.


Note   2.     Long-Term Debt

Long-term debt at December 31 is as follows:

                                                         2004            2003
                                                         ----            ----
                                                        (Dollars in thousands)
Bank debt:
   Bank A term loans .......................          $ 63,669        $ 83,330
   Bank B term loans .......................           574,999         691,250
                                                      --------        --------
     Total bank debt .......................           638,668         774,580

Subordinated debt:
   6 3/4% Senior Subordinated Notes ........           200,000         200,000
                                                      --------        --------
     Total subordinated debt ...............           200,000         200,000

Total debt .................................           838,668         974,580
   Less current portion ....................            21,804          23,670
                                                      --------        --------
                                                      $816,864        $950,910
                                                      ========        ========

                      SILGAN HOLDINGS INC. (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Note   2.     Long-Term Debt (continued)

The aggregate annual maturities of long-term debt at December 31, 2004 are as follows (dollars in thousands):


          2005 ............         $ 21,804
          2006 ............           21,804
          2007 ............           21,804
          2008 ............          573,256
          2009 ............             --
          Thereafter ......          200,000
                                    --------
                                    $838,668
                                    ========


As of December 31, 2004 and 2003, the obligations of Holdings had been pushed down to its subsidiaries. In 2004, 2003 and 2002, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.


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

For the years ended December 31, 2004, 2003 and 2002, Holdings did not receive any cash dividends from its consolidated subsidiaries accounted for by the equity method.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  SILGAN HOLDINGS INC.
                                  For the years ended December 31, 2004, 2003 and 2002
                                                 (Dollars in thousands)




                                                                             Additions
                                                                      ----------------------
                                                       Balance at     Charged to    Charged                        Balance
                                                       beginning      costs and     to other                      at end of
Description                                            of period       expenses     accounts     Deductions        period
-----------                                            ----------     ----------    --------     ----------       ---------

For the year ended
  December 31, 2004:

Allowance for doubtful
    accounts receivable .........................        $3,086          $315         $33         $(607)(1)        $2,827
                                                         ======          ====         ===         =====            ======

For the year ended
  December 31, 2003:

Allowance for doubtful
    accounts receivable .........................        $2,864          $494         $27         $(299)(1)        $3,086
                                                         ======          ====         ===         =====            ======
For the year ended
  December 31, 2002:

Allowance for doubtful
    accounts receivable .........................        $3,449          $119         $--         $(704)(1)        $2,864
                                                         ======          ====         ===         =====            ======



(1) Uncollectible accounts written off, net of recoveries.

                              INDEX TO EXHIBITS


Exhibit No.                            Exhibit
-----------                            -------

   +10.12 Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis.

   +10.22           Silgan Holdings Inc. 2004 Stock Incentive Plan.

   +10.23           Form  of  Option  Agreement  (Employee)  under  the   Silgan
                    Holdings Inc. 2004 Stock Incentive Plan.

   +10.24 Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings 2004 Stock Incentive Plan.

   +10.25 Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

    12 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

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