Form 10-Q
period 2005-03-31
SILGAN HOLDINGS INC
filed 2005-05-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,497,591.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                March 31, 2005 and 2004 and December 31, 2004

                Condensed Consolidated Statements of Income for the         4
                three months ended March 31, 2005 and 2004

                Condensed Consolidated Statements of Cash Flows for         5
                the three months ended March 31, 2005 and 2004

                Condensed Consolidated Statements of Stockholders'          6
                Equity for the three months ended March 31, 2005 and
                2004

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.    Management's Discussion and Analysis of Financial          15
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      20
                Risk

     Item 4.    Controls and Procedures                                    21

Part II.  Other Information                                                21

     Item 6.    Exhibits                                                   21

Signatures                                                                 22

Exhibit Index                                                              23

Part I. Financial Information
Item 1. Financial Statements


                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                             (Unaudited, see Note 1)



                                                             March 31,        March 31,         Dec. 31,
                                                               2005             2004              2004
                                                               ----             ----              ----

Assets

Current assets
     Cash and cash equivalents ........................     $   34,690       $   18,510       $   35,416
     Trade accounts receivable, net ...................        192,114          194,333          148,073
     Inventories ......................................        396,763          392,473          318,665
     Prepaid expenses and other current assets ........         48,477           50,258           53,776
                                                            ----------       ----------       ----------
         Total current assets .........................        672,044          655,574          555,930

Property, plant and equipment, net ....................        785,642          811,891          792,936
Goodwill, net .........................................        198,332          204,710          198,346
Other assets, net .....................................         51,982           54,294           49,947
                                                            ----------       ----------       ----------
                                                            $1,708,000       $1,726,469       $1,597,159
                                                            ==========       ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans .............................     $  151,000       $  164,500       $     --
     Current portion of long-term debt ................         21,804           23,670           21,804
     Trade accounts payable ...........................        175,179          154,857          244,116
     Accrued payroll and related costs ................         57,446           67,060           57,364
     Accrued liabilities ..............................         38,156           32,702           21,152
                                                            ----------       ----------       ----------
         Total current liabilities ....................        443,585          442,789          344,436

Long-term debt ........................................        819,864          953,910          819,864
Other liabilities .....................................        223,076          198,029          225,423


Stockholders' equity
     Common stock .....................................            212              210              211
     Paid-in capital ..................................        135,005          127,920          131,685
     Retained earnings ................................        145,998           71,990          136,768
     Accumulated other comprehensive income (loss) ....          2,749           (7,986)             859
     Unamortized stock compensation ...................         (2,096)            --             (1,694)
     Treasury stock ...................................        (60,393)         (60,393)         (60,393)
                                                            ----------       ----------       ----------
         Total stockholders' equity ...................        221,475          131,741          207,436
                                                            ----------       ----------       ----------
                                                            $1,708,000       $1,726,469       $1,597,159
                                                            ==========       ==========       ==========

                                          See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2005 and 2004
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                                  2005            2004
                                                                  ----            ----

Net sales ...............................................       $530,044        $518,331

Cost of goods sold ......................................        467,861         456,171
                                                                --------        --------

     Gross profit .......................................         62,183          62,160

Selling, general and administrative expenses ............         28,285          27,626

Rationalization charges .................................            282             990
                                                                --------        --------

     Income from operations .............................         33,616          33,544

Interest and other debt expense .........................         12,282          15,222
                                                                --------        --------

     Income before income taxes .........................         21,334          18,322

Provision for income taxes ..............................          8,405           7,237
                                                                --------        --------

     Net income .........................................       $ 12,929        $ 11,085
                                                                ========        ========


Earnings per share:

     Basic net income per share .........................          $0.70           $0.61
                                                                   =====           =====

     Diluted net income per share .......................          $0.69           $0.60
                                                                   =====           =====

Dividends per share: ....................................          $0.20           $ --
                                                                   =====           =====

Weighted average number of shares:

      Basic .............................................         18,461          18,308

      Effect of dilutive securities .....................            289             260
                                                                  ------          ------

      Diluted ...........................................         18,750          18,568
                                                                  ======          ======

                            See accompanying notes.


                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2005 and 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       2005             2004
                                                                       ----             ----
Cash flows provided by (used in) operating activities
     Net income ..............................................      $  12,929        $  11,085
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization .......................         30,675           29,603
         Rationalization charges .............................            282              990
         Other changes that provided (used) cash:
              Trade accounts receivable, net .................        (44,041)         (35,061)
              Inventories ....................................        (78,098)         (72,359)
              Trade accounts payable .........................          3,585           16,614
              Accrued liabilities ............................         16,804            7,250
              Other, net .....................................          3,811            4,929
                                                                    ---------        ---------
         Net cash used in operating activities ...............        (54,053)         (36,949)
                                                                    ---------        ---------

Cash flows provided by (used in) investing activities
     Capital expenditures ....................................        (23,004)         (24,680)
     Proceeds from asset sales ...............................             64              738
                                                                    ---------        ---------
         Net cash used in investing activities ...............        (22,940)         (23,942)
                                                                    ---------        ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ........................        257,975          286,300
     Repayments under revolving loans ........................       (106,975)        (146,800)
     Proceeds from stock option exercises ....................          1,488            1,293
     Changes in outstanding checks - principally vendors .....        (72,522)         (73,396)
     Dividends paid on common stock ..........................         (3,699)            --
     Debt issuance costs .....................................           --                (96)
                                                                    ---------        ---------
         Net cash provided by financing activities ...........         76,267           67,301
                                                                    ---------        ---------

Cash and cash equivalents
     Net (decrease) increase .................................           (726)           6,410
     Balance at beginning of year ............................         35,416           12,100
                                                                    ---------        ---------
     Balance at end of period ................................      $  34,690        $  18,510
                                                                    =========        =========


Interest paid ................................................      $   8,316        $  10,079
Income taxes (refunded) paid .................................         (1,674)             788




                                See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                           For the three months ended March 31, 2005 and 2004
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                             Common Stock                        Accumulated
                                             -------------    Paid-                 Other      Unamortized                Total
                                                      Par      in      Retained Comprehensive     Stock     Treasury   Stockholders'
                                             Shares  value   Capital   Earnings Income (Loss)  Compensation   Stock       Equity
                                             ------  -----   --------  -------- -------------  ------------ --------   -------------
Balance at December 31, 2003 .............   18,273   $210   $125,758  $ 60,905    $(5,675)      $  --      $(60,393)    $120,805

Comprehensive income:

   Net income ............................     --      --        --      11,085       --            --          --         11,085

   Change in fair value of derivatives,
    net of tax benefit of $1,182 .........     --      --        --        --       (1,814)         --          --         (1,814)

   Foreign currency translation ..........     --      --        --        --         (497)         --          --           (497)
                                                                                                                         --------
Comprehensive income .....................                                                                                  8,774
                                                                                                                         --------

Stock option exercises, including
  tax benefit of $869 ....................       80    --       2,162      --         --            --          --          2,162
                                             ------   ----   --------  --------    -------       -------    --------     --------
Balance at March 31, 2004 ................   18,353   $210   $127,920  $ 71,990    $(7,986)      $  --      $(60,393)    $131,741
                                             ======   ====   ========  ========    =======       =======    ========     ========

Balance at December 31, 2004 .............   18,423   $211   $131,685  $136,768    $   859       $(1,694)   $(60,393)    $207,436

Comprehensive income:

   Net income ............................     --      --        --      12,929       --            --          --         12,929

   Change in fair value of derivatives,
     net of tax provision of $1,381 ......     --      --        --        --        2,115          --          --          2,115

   Foreign currency translation ..........     --      --        --        --         (225)         --          --           (225)
                                                                                                                         --------
Comprehensive income .....................                                                                                 14,819
                                                                                                                         --------

Dividends declared on common stock .......     --      --        --      (3,699)      --            --          --         (3,699)

Issuance of restricted stock units .......     --      --         506      --         --            (506)       --           --

Amortization of stock compensation .......     --      --        --        --         --             104        --            104

Stock option exercises, including
  tax benefit of $1,327 ..................       75      1      2,814      --         --            --          --          2,815
                                             ------   ----   --------  --------    -------       -------    --------     --------
Balance at March 31, 2005 ................   18,498   $212   $135,005  $145,998    $ 2,749       $(2,096)   $(60,393)    $221,475
                                             ======   ====   ========  ========    =======       =======    ========     ========






                                                        See accompanying notes.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


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

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances of approximately $33.0 million, $26.0 million and $105.5 million at March 31, 2005 and 2004 and December 31, 2004, respectively, are included in trade accounts payable in our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2005 and 2004, we reclassified the changes in outstanding checks from operating activities to financing activities in our Condensed Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. We apply the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock awards. Accordingly, no compensation expense for employee stock options is recognized, as all options granted had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant. Restricted stock units issued are accounted for as fixed grants and, accordingly, the fair value at the grant date has been charged to stockholders' equity as unamortized stock compensation and is being amortized ratably over the respective vesting period.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). In the first quarter of 2005, we granted 8,000 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $0.5 million. Unvested restricted stock units may not be disposed of or transferred during the vesting period.

If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," for the three months ended March 31, net income and basic and diluted earnings per share would have been as follows:


                                                               2005          2004
                                                               ----          ----
                                                  (Dollars in thousands, except per share data)

     Net income, as reported ...........................     $12,929       $11,085
     Add:  Stock-based compensation expense
        included in reported net income, net of
        income taxes ...................................          63          --
     Deduct:  Total stock-based employee
        compensation expense determined under
        fair value method for all awards, net of
        income taxes ...................................         357           475
                                                             -------       -------
     Pro forma net income ..............................     $12,635       $10,610
                                                             =======       =======

     Earnings per share:
        Basic net income per share - as reported .......       $0.70         $0.61
                                                               =====         =====
        Basic net income per share - pro forma .........        0.68          0.58
                                                               =====         =====

        Diluted net income per share - as reported .....       $0.69         $0.60
                                                               =====         =====
        Diluted net income per share - pro forma .......        0.68          0.57
                                                               =====         =====


Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial position, results of operations or cash flows.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 1.  Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements (continued). In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. Based on a recent deferral of the effective date, we will adopt SFAS No. 123(R) beginning January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions have not been material to our cash flows.

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $42.6 million. The related potential range of income tax cannot be determined at this time.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 2.  Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2004 is summarized as follows:



                                                                     Employee       Plant        Non-Cash
                                                                     Severance      Exit           Asset
                                                                   and Benefits     Costs       Write Down      Total
                                                                   ------------     -----       ----------      -----
                                                                                    (Dollars in thousands)


Balance at December 31, 2004
----------------------------
Fairfield Rationalization ......................................       $--         $  893          $ --        $  893
2003 Acquisition Plans .........................................        160            46            --           206
2003 Rationalization Plans .....................................         37           690            --           727
                                                                       ----        ------          -----       ------
Balance at December 31, 2004 ...................................        197         1,629            --         1,826

Activity for the Three Months Ended March 31, 2005
--------------------------------------------------
Fairfield Rationalization ......................................        --            (91)           --           (91)
2003 Acquisition Plan Reserves Utilized ........................        (37)          --             --           (37)
2003 Rationalization Plan Reserves Utilized ....................        --            (43)           --           (43)
2005 Rationalization Plan Reserves Established .................        226           --              56          282
2005 Rationalization Plan Reserves Utilized ....................        (29)          --             (56)         (85)
                                                                       ----        ------          -----       ------
Total Activity .................................................        160          (134)           --            26

Balance at March 31, 2005
-------------------------
Fairfield Rationalization ......................................        --            802            --           802
2003 Acquisition Plans .........................................        123            46            --           169
2003 Rationalization Plans .....................................         37           647            --           684
2005 Rationalization Plan ......................................        197           --             --           197
                                                                       ----        ------          -----       ------
Balance at March 31, 2005 ......................................       $357        $1,495          $ --        $1,852
                                                                       ====        ======          =====       ======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 2.  Rationalization Charges and Acquisition Reserves  (continued)

2005 Rationalization Plan
-------------------------

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in a charge to earnings of $0.3 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. Additional rationalization charges of approximately $0.1 million are expected in 2005, bringing the total expected charges related to this plan to an aggregate of $0.4 million. Through March 31, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                          March 31,     March 31,     Dec. 31,
                                            2005          2004          2004
                                            ----          ----          ----
                                                 (Dollars in thousands)

Accrued liabilities ...............        $  831        $2,797        $  877
Other liabilities .................         1,021         1,587           949
                                           ------        ------        ------
                                           $1,852        $4,384        $1,826
                                           ======        ======        ======


Note 3.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                             March 31,  March 31,   Dec. 31,
                                               2005       2004        2004
                                               ----       ----        ----
                                                 (Dollars in thousands)

Foreign currency translation ............    $  9,412    $ 4,138    $  9,637
Change in fair value of derivatives .....       5,040     (2,575)      2,925
Minimum pension liability ...............     (11,703)    (9,549)    (11,703)
                                             --------    -------    --------
   Accumulated other comprehensive
      income (loss) .....................    $  2,749    $(7,986)   $    859
                                             ========    =======    ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 4.  Inventories

Inventories consisted of the following:

                                          March 31,    March 31,     Dec. 31,
                                            2005         2004          2004
                                            ----         ----          ----
                                                (Dollars in thousands)

Raw materials .......................     $ 54,857     $ 35,119      $ 63,225
Work-in-process .....................       60,538       61,538        50,366
Finished goods ......................      277,023      280,115       198,697
Spare parts and other ...............       18,718       19,708        19,324
                                          --------     --------      --------
                                           411,136      396,480       331,612
Adjustment to value inventory
    at cost on the LIFO method ......      (14,373)      (4,007)      (12,947)
                                          --------     --------      --------
                                          $396,763     $392,473      $318,665
                                          ========     ========      ========


Note 5.  Long-Term Debt

Long-term debt consisted of the following:

                                             March 31,     March 31,   Dec. 31,
                                               2005          2004        2004
                                               ----          ----        ----
                                                   (Dollars in thousands)

Bank debt
     Bank revolving loans ...............    $151,000    $  164,500    $   --
     Bank A term loans ..................      63,669        83,330      63,669
     Bank B term loans ..................     574,999       691,250     574,999
                                             --------    ----------    --------
        Total bank debt .................     789,668       939,080     638,668

Subordinated debt
     6 3/4% Senior Subordinated Notes ...     200,000       200,000     200,000
     Other ..............................       3,000         3,000       3,000
                                             --------    ----------    --------
        Total subordinated debt .........     203,000       203,000     203,000
                                             --------    ----------    --------

Total debt ..............................     992,668     1,142,080     841,668
     Less current portion ...............     172,804       188,170      21,804
                                             --------    ----------    --------
                                             $819,864    $  953,910    $819,864
                                             ========    ==========    ========


At March 31, 2005, amounts expected to be repaid within one year consisted of $151.0 million of bank revolving loans related primarily to seasonal working capital needs and $21.8 million of bank term loans under our senior secured credit facility, or the Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 6.  Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:


                                                                          Other
                                             Pension Benefits     Postretirement Benefits
                                             ----------------     -----------------------
                                             2005        2004         2005       2004
                                             ----        ----         ----       ----
                                                      (Dollars in thousands)

  Service cost .........................   $ 3,236     $ 3,188       $  419     $  787
  Interest cost ........................     5,165       4,959        1,384      1,462
  Expected return on plan assets .......    (6,488)     (5,571)         --         --
  Amortization of prior service cost ...       795         814            2          2
  Amortization of actuarial losses .....       396         438          113        291
                                           -------     -------       ------     ------
  Net periodic benefit cost ............   $ 3,104     $ 3,828       $1,918     $2,542
                                           =======     =======       ======     ======


As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, based on current tax law, there are no minimum required contributions to our pension plans in 2005. However, this estimate is subject to change based on asset performance significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. During the first quarter of 2005, we made no contributions to fund our pension plans for 2005.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2005 and 2004 and for the
                      three months then ended is unaudited)


Note 7.  Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:


                                                    Metal Food        Plastic
                                                    Containers(1)    Containers(2)     Corporate        Total
                                                    ----------       ----------        ---------        -----
                                                                       (Dollars in thousands)

2005
----
Net sales ....................................       $374,121         $155,923         $   --         $530,044
Depreciation and amortization(3) .............         19,449           10,310                9         29,768
Segment income from operations ...............         27,236            9,161           (2,781)        33,616


2004
----
Net sales ....................................       $372,936         $145,395         $   --         $518,331
Depreciation and amortization(3) .............         18,037           10,580                9         28,626
Segment income from operations ...............         21,130           13,866           (1,452)        33,544
----------

     (1) Segment income from operations includes rationalization charges of $0.7 million recorded for the three months ended March 31, 2004.
     (2) Segment income from operations includes rationalization charges of $0.3 million recorded for each of the three months ended March 31, 2005 and 2004.
     (3) Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively.

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

                                                     2005           2004
                                                     ----           ----
                                                   (Dollars in thousands)

Total segment income from operations .......       $33,616        $33,544
Interest and other debt expense ............        12,282         15,222
                                                   -------        -------
  Income before income taxes ...............       $21,334        $18,322
                                                   =======        =======


Note 8.  Dividends

On March 15, 2005, we paid a quarterly cash dividend on our common stock of $0.20 per share to the holders of record of our common stock on March 1, 2005. The cash payment for this dividend was $3.7 million.

In April 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share, payable on June 15, 2005 to the holders of record of our common stock on June 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


General

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow to repay debt or for other permitted purposes.

In 2003, we announced that in the absence of compelling acquisitions we intended to focus on reducing our debt and expected to repay $200-$300 million of debt over the period from 2004 through 2006. In 2004, we paid down $160.9 million of debt, making significant progress toward this debt reduction goal. We expect to pay down approximately $100 million of debt during 2005 in the absence of compelling acquisitions.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                           2005         2004
                                                           ----         ----
Net sales
  Metal food containers ..........................         70.6%        72.0%
  Plastic containers .............................         29.4         28.0
                                                          -----        -----
     Consolidated ................................        100.0        100.0
Cost of goods sold ...............................         88.3         88.0
                                                          -----        -----
Gross profit .....................................         11.7         12.0
Selling, general and administrative expenses .....          5.3          5.3
Rationalization charges ..........................          0.1          0.2
                                                          -----        -----
Income from operations ...........................          6.3          6.5
Interest and other debt expense ..................          2.3          3.0
                                                          -----        -----
Income before income taxes .......................          4.0          3.5
Provision for income taxes .......................          1.6          1.4
                                                          -----        -----
Net income .......................................          2.4%         2.1%
                                                          =====        =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                                          2005          2004
                                                          ----          ----
                                                         (Dollars in millions)

Net sales
     Metal food containers .....................         $374.1        $372.9
     Plastic containers ........................          155.9         145.4
                                                         ------        ------
        Consolidated ...........................         $530.0        $518.3
                                                         ======        ======

Income from operations
     Metal food containers(1) ..................         $ 27.2        $ 21.1
     Plastic containers(2) .....................            9.2          13.9
     Corporate .................................           (2.8)         (1.5)
                                                         ------        ------
        Consolidated ...........................         $ 33.6        $ 33.5
                                                         ======        ======

-------------

     (1) Includes rationalization charges of $0.7 million recorded in the first quarter of 2004.
     (2) Includes rationalization charges of $0.3 million recorded in each of the first quarters of 2005 and 2004.

Three  Months  Ended March 31, 2005  Compared  with Three Months Ended March 31,
2004

Overview. Consolidated net sales were $530.0 million in the first quarter of 2005, representing a 2.3 percent increase as compared to the first quarter of 2004 primarily due to higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses, partially offset by volume declines in both businesses. Income from operations for the first quarter of 2005 was $33.6 million, as compared to $33.5 million for the first quarter of 2004. This increase was principally due to higher income from operations and improved margins in our metal food container business, largely offset by lower income from operations in the plastic container business and higher selling, general and administrative costs. Net income for the first quarter of 2005 of $12.9 million increased by $1.8 million as compared to the same period in 2004 as a result of the items previously discussed, as well as lower interest and other debt expense primarily as a result of our debt reduction initiative.

Net Sales. The $11.7 million increase in consolidated net sales in the first quarter of 2005 was primarily attributable to higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses, partially offset by volume declines in both businesses.

Net sales for the metal food container business increased $1.2 million in the first quarter of 2005 as compared to the same period in 2004. This increase was primarily attributable to higher average selling prices due to the pass through of higher material costs and an improved product mix, partially offset by a decline in volumes in the first quarter of 2005. This volume decline in the first quarter of 2005 was anticipated and largely attributable to the impact of strong demand in the fourth quarter of 2004 and certain low margin business that was not retained upon a contract renewal in late 2004.

Net sales for the plastic container business in the first quarter of 2005 increased $10.5 million as compared to the same period in 2004. This increase was primarily the result of higher average selling prices due to the pass through of increased resin costs, partially offset by lower demand overall including lower sales to one specific customer resulting from a year-over-year inventory correction relating to a recent product launch.

Gross Profit. Gross profit for the first quarter of 2005 was relatively flat as compared to the same period in 2004. The quarter benefited principally from the effect of an improved mix of products sold in the metal food container business, offset primarily by resin inflation in the plastic container business and lower volumes in both businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million for the first quarter of 2005 from the same period in 2004 primarily related to costs incurred as a result of the Sarbanes-Oxley Act, partially offset by continued benefits in the metal food container business from the rationalization and integration activities at our manufacturing facilities.

Income from Operations. Income from operations for the first quarter of 2005 increased by $0.1 million as compared to the first quarter of 2004, while operating margin decreased to 6.3 percent from 6.5 percent over the same periods. Results for the first quarter of 2005 included rationalization charges totaling $0.3 million and results for the first quarter of 2004 included rationalization charges of $1.0 million.

Income from operations of the metal food container business for the first quarter of 2005 increased $6.1 million, or 28.9 percent, as compared to the same period in 2004, and operating margin increased to 7.3 percent from 5.7 percent over the same periods. These increases were principally due to the effect of an improved mix of products sold, continued benefits from rationalization and integration activities at our manufacturing facilities and rationalization charges in the first quarter of 2004 of $0.7 million, partially offset by the impact of lower volumes.

Income from operations of the plastic container business for the first quarter of 2005 decreased $4.7 million, or 33.8 percent, as compared to the same period in 2004, and operating margin decreased to 5.9 percent from 9.6 percent over the same periods. Income from operations and operating margin in the first quarter of 2005 were negatively impacted by lower sales volumes and resin inflation.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2005 decreased $2.9 million to $12.3 million as compared to the same period in 2004. This decrease resulted primarily from lower average borrowings as a result of the pay down of $160.9 million of debt in the fourth quarter of 2004 as part of our ongoing debt reduction initiative.


CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been cash from operations and borrowings under the Credit Agreement. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

For the three months ended March 31, 2005, we used net borrowings of revolving loans of $151.0 million, proceeds from stock option exercises of $1.5 million, proceeds from asset sales of $0.1 million and cash balances of $0.7 million to fund cash used in operations of $54.1 million primarily for our seasonal working capital needs, capital expenditures of $23.0 million, decreases in outstanding checks of $72.5 million and dividends paid on common stock of $3.7 million.

For the three months ended March 31, 2004, we used net borrowings of revolving loans of $139.5 million, proceeds from stock option exercises of $1.3 million and proceeds from asset sales of $0.7 million to fund cash used in operations of $36.9 million primarily for our seasonal working capital needs, capital expenditures of $24.7 million, decreases in outstanding checks of $73.4 million and debt issuance costs of $0.1 million and to increase cash balances by $6.4 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2005, we had $151.0 million of revolving loans outstanding under the Credit Agreement, related primarily to seasonal working capital needs. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at March 31, 2005 was $216.4 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2005, we estimate that we will utilize approximately $250 - $300 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

On March 15, 2005, we paid a quarterly cash dividend on our common stock of $0.20 per share to the holders of record of our common stock on March 1, 2005. The cash payment for this dividend was $3.7 million.

In April 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share, payable on June 15, 2005 to the holders of record of our common stock on June 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of acquisition opportunities, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2005 with all of these covenants.

Rationalization Charges and Acquisition Reserves

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in a charge to earnings of $0.3 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.2 million for employee severance and benefits costs. Additional rationalization charges of approximately $0.1 million are expected in 2005, bringing the total expected charges related to this plan to an aggregate of $0.4 million. Through March 31, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

Under our rationalization and acquisition plans, we made cash payments of $0.2 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively. Total future cash spending of $1.9 million is expected under our Fairfield and 2005 and 2003 rationalization plans and our 2003 acquisition plans. Spending under these plans in 2005 is not expected to be material to our cash flows.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2005 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate an attractive cash return. In line with our ongoing evaluation, we are currently reviewing certain facilities for potential rationalization actions which may result in charges to our earnings and cash expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. Based on a recent deferral of the effective date, we will adopt SFAS No. 123(R) beginning January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. We are still assessing which transition method to utilize. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions have not been material to our cash flows.

On October 22, 2004, the American Jobs Creation Act was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $42.6 million. The related potential range of income tax cannot be determined at this time.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Market risks relating to our operations result primarily from changes in interest rates. In the normal course of business, we also have limited foreign currency risk associated with our operations in Canada and risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Since such filing, there has not been a material change to our interest rate risk, foreign currency rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

Item 4.  CONTROLS AND PROCEDURES
         -----------------------

We carried out an evaluation, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, as of the end of the period covered by this Quarterly Report our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.


Part II.  Other Information


Item 6.  Exhibits

    Exhibit Number                          Description
    --------------                          -----------

         12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005 and 2004.

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



                                                 SILGAN HOLDINGS INC.



Dated:  May 10, 2005                             /s/ Robert B. Lewis
                                                 ----------------------------
                                                 Robert B. Lewis
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                              EXHIBIT INDEX


     EXHIBIT NO.                                 EXHIBIT
     -----------                                 -------

         12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005 and 2004.

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