Form 10-Q
period 2005-06-30
SILGAN HOLDINGS INC
filed 2005-08-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 18,568,416.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                June 30, 2005 and 2004 and December 31, 2004

                Condensed Consolidated Statements of Income for the         4
                three months ended June 30, 2005 and 2004

                Condensed Consolidated Statements of Income for the         5
                six months ended June 30, 2005 and 2004

                Condensed Consolidated Statements of Cash Flows for         6
                the six months ended June 30, 2005 and 2004

                Condensed Consolidated Statements of Stockholders'          7
                Equity for the six months ended June 30, 2005 and 2004

                Notes to Condensed Consolidated Financial Statements        8

     Item 2.    Management's Discussion and Analysis of Financial          19
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      26
                Risk

     Item 4.    Controls and Procedures                                    27

Part II.  Other Information                                                27

     Item 4.    Submission of Matters to a Vote of Security Holders        27

     Item 6.    Exhibits                                                   28

Signatures                                                                 29

Exhibit Index                                                              30


Part I. Financial Information
Item 1. Financial Statements

                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                             (Unaudited, see Note 1)

                                                                     June 30,         June 30,        Dec. 31,
                                                                       2005             2004            2004
                                                                       ----             ----            ----

Assets

Current assets
     Cash and cash equivalents ...............................     $   82,333       $   23,908      $   35,416
     Trade accounts receivable, net ..........................        249,531          258,753         148,073
     Inventories .............................................        445,127          439,270         318,665
     Prepaid expenses and other current assets ...............         42,521           44,491          53,776
                                                                   ----------       ----------      ----------
         Total current assets ................................        819,512          766,422         555,930

Property, plant and equipment, net ...........................        776,143          802,671         792,936
Goodwill, net ................................................        198,283          204,512         198,346
Other assets, net ............................................         40,311           59,885          49,947
                                                                   ----------       ----------      ----------
                                                                   $1,834,249       $1,833,490      $1,597,159
                                                                   ==========       ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans ....................................     $  351,600      $  226,900      $     --
     Current portion of long-term debt .......................          1,250          23,670          21,804
     Trade accounts payable ..................................        175,533         168,363         244,116
     Accrued payroll and related costs .......................         58,235          69,145          57,364
     Accrued liabilities .....................................         44,382          42,360          21,152
                                                                   ----------      ----------      ----------
         Total current liabilities ...........................        631,000         530,438         344,436

Long-term debt ...............................................        751,750         953,910         819,864
Other liabilities ............................................        218,048         194,933         225,423


Stockholders' equity
     Common stock ............................................            213             211             211
     Paid-in capital .........................................        137,608         128,455         131,685
     Retained earnings .......................................        157,702          87,473         136,768
     Accumulated other comprehensive income (loss) ...........            485          (1,433)            859
     Unamortized stock compensation ..........................         (2,164)           (104)         (1,694)
     Treasury stock ..........................................        (60,393)        (60,393)        (60,393)
                                                                   ----------      ----------      ----------
         Total stockholders' equity ..........................        233,451         154,209         207,436
                                                                   ----------      ----------      ----------
                                                                   $1,834,249      $1,833,490      $1,597,159
                                                                   ==========      ==========      ==========


                                             See accompanying notes.


                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2005 and 2004
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                             2005         2004
                                                             ----         ----

Net sales ............................................     $581,158     $551,311

Cost of goods sold ...................................      503,389      479,556
                                                           --------     --------

     Gross profit ....................................       77,769       71,755

Selling, general and administrative expenses .........       28,093       26,314

Rationalization charges ..............................          181          211
                                                           --------     --------

     Income from operations ..........................       49,495       45,230

Interest and other debt expense before loss on
   early extinguishment of debt ......................       13,633       15,083

Loss on early extinguishment of debt .................       11,035         --
                                                           --------     --------

     Interest and other debt expense .................       24,668       15,083

     Income before income taxes ......................       24,827       30,147

Provision for income taxes ...........................        9,409       11,908
                                                           --------     --------

     Net income ......................................     $ 15,418     $ 18,239
                                                           ========     ========


Earnings per share:

     Basic net income per share ......................        $0.83        $0.99
                                                              =====        =====

     Diluted net income per share ....................        $0.82        $0.98
                                                              =====        =====


Dividends per share: .................................        $0.20        $0.15
                                                              =====        =====


Weighted average number of shares:

     Basic ...........................................       18,540       18,362

     Effect of dilutive securities ...................          246          227
                                                             ------       ------

     Diluted .........................................       18,786       18,589
                                                             ======       ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2005 and 2004
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                            2005          2004
                                                            ----          ----

Net sales ..........................................    $1,111,202    $1,069,641

Cost of goods sold .................................       971,249       935,726
                                                        ----------    ----------

     Gross profit ..................................       139,953       133,915

Selling, general and administrative expenses .......        56,378        53,940

Rationalization charges ............................           464         1,201
                                                        ----------    ----------

     Income from operations ........................        83,111        78,774

Interest and other debt expense before loss on
   early extinguishment of debt ....................        25,915        30,305

Loss on early extinguishment of debt ...............        11,035          --
                                                        ----------    ----------

     Interest and other debt expense ...............        36,950        30,305

     Income before income taxes ....................        46,161        48,469

Provision for income taxes .........................        17,815        19,145
                                                        ----------    ----------

     Net income ....................................    $   28,346    $   29,324
                                                        ==========    ==========


Earnings per share:

     Basic net income per share ....................         $1.53         $1.60
                                                             =====         =====

     Diluted net income per share ..................         $1.51         $1.58
                                                             =====         =====


Dividends per share: ...............................         $0.40         $0.15
                                                             =====         =====

Weighted average number of shares:

     Basic ........................................         18,501        18,335

     Effect of dilutive securities ................            267           243
                                                            ------        ------

     Diluted ......................................         18,768        18,578
                                                            ======        ======


                             See accompanying notes.



                                      SILGAN HOLDINGS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the six months ended June 30, 2005 and 2004
                                     (Dollars in thousands)
                                           (Unaudited)

                                                                                2005              2004
                                                                                ----              ----

Cash flows provided by (used in) operating activities
     Net income ..................................................          $  28,346         $  29,324
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization ...........................             61,660            59,866
         Rationalization charges .................................                464             1,201
         Loss on early extinguishment of debt ....................             11,035              --
         Other changes that provided (used) cash:
              Trade accounts receivable, net .....................           (101,458)          (99,480)
              Inventories ........................................           (126,462)         (119,156)
              Trade accounts payable .............................             11,234            33,385
              Accrued liabilities ................................             23,637            18,781
              Other, net .........................................              7,569             8,493
                                                                            ---------         ---------
         Net cash used in operating activities ...................            (83,975)          (67,586)
                                                                            ---------         ---------

Cash flows provided by (used in) investing activities
     Capital expenditures ........................................            (44,199)          (46,556)
     Proceeds from asset sales ...................................                188             2,101
                                                                            ---------         ---------
         Net cash used in investing activities ...................            (44,011)          (44,455)
                                                                            ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ............................            779,225           535,875
     Repayments under revolving loans ............................           (427,625)         (333,975)
     Proceeds from stock option exercises ........................              2,675             1,528
     Changes in outstanding checks - principally vendors .........            (79,817)          (76,661)
     Proceeds from issuance of long-term debt ....................            550,000              --
     Repayments of long-term debt ................................           (638,668)             --
     Dividends paid on common stock ..............................             (7,412)           (2,756)
     Debt issuance costs .........................................             (3,475)             (162)
                                                                            ---------         ---------
         Net cash provided by financing activities ...............            174,903           123,849
                                                                            ---------         ---------

Cash and cash equivalents
     Net increase ................................................             46,917            11,808
     Balance at beginning of year ................................             35,416            12,100
                                                                            ---------         ---------
     Balance at end of period ....................................          $  82,333         $  23,908
                                                                            =========         =========

Interest paid ....................................................          $  25,615         $  28,616
Income taxes (refunded) paid, net ................................               (476)              977


                                     See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                             For the six months ended June 30, 2005 and 2004
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                             Common Stock                        Accumulated
                                             -------------    Paid-                 Other      Unamortized                Total
                                                      Par      in      Retained Comprehensive     Stock     Treasury   Stockholders'
                                             Shares  Value   Capital   Earnings Income (Loss)  Compensation   Stock       Equity
                                             ------  -----   --------  -------- -------------  ------------ --------   -------------
Balance at December 31, 2003 .............   18,273   $210   $125,758  $ 60,905    $(5,675)      $  --      $(60,393)    $120,805

Comprehensive income:

   Net income ............................     --      --        --      29,324       --            --          --         29,324

   Change in fair value of derivatives,
    net of tax provision of $3,629 .......     --      --        --        --        5,555          --          --          5,555

   Foreign currency translation ..........     --      --        --        --       (1,313)         --          --         (1,313)
                                                                                                                         --------
Comprehensive income .....................                                                                                 33,566
                                                                                                                         --------

Dividends declared on common stock .......     --      --        --      (2,756)      --            --          --         (2,756)

Issuance of restricted stock units .......     --      --         127      --         --            (127)       --           --

Amortization of stock compensation .......     --      --        --        --         --              23        --             23

Stock option exercises, including
  tax benefit of $1,043 ..................       98      1      2,570      --         --            --          --          2,571
                                             ------   ----   --------  --------    -------       -------    --------     --------
Balance at June 30, 2004 .................   18,371   $211   $128,455  $ 87,473    $(1,433)      $  (104)   $(60,393)    $154,209
                                             ======   ====   ========  ========    =======       =======    ========     ========

Balance at December 31, 2004 .............   18,423   $211   $131,685  $136,768    $   859       $(1,694)   $(60,393)    $207,436

Comprehensive income:

   Net income ............................     --      --        --      28,346       --            --          --         28,346

   Change in fair value of derivatives,
     net of tax provision of $274 ........     --      --        --        --          653          --          --            653

   Foreign currency translation ..........     --      --        --        --       (1,027)         --          --         (1,027)
                                                                                                                         --------
Comprehensive income .....................                                                                                 27,972
                                                                                                                         --------

Dividends declared on common stock .......     --      --        --      (7,412)      --            --          --         (7,412)

Issuance of restricted stock units .......     --      --         706      --         --            (706)       --           --

Amortization of stock compensation .......     --      --        --        --         --             236        --            236

Stock option exercises, including
  tax benefit of $2,544 ..................      145      2      5,217      --         --            --          --          5,219
                                             ------   ----   --------  --------    -------       -------    --------     --------
Balance at June 30, 2005 .................   18,568   $213   $137,608  $157,702    $   485       $(2,164)   $(60,393)    $233,451
                                             ======   ====   ========  ========    =======       =======    ========     ========





                                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


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

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances of approximately $25.7 million, $22.8 million and $105.5 million at June 30, 2005 and 2004 and December 31, 2004, respectively, are included in trade accounts payable in our Condensed Consolidated Balance Sheets. For the six months ended June 30, 2005 and 2004, we reclassified the changes in outstanding checks from operating activities to financing activities in our Condensed Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 1.      Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). In the first half of 2005, we granted 8,000 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $0.5 million. Additionally, in May 2005, we granted 3,564 restricted stock units to the independent members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.2 million. Unvested restricted stock units may not be disposed of or transferred during the vesting period.

If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted earnings per share would have been as follows:


                                                                         Three Months Ended           Six Months Ended
                                                                         ------------------           ----------------
                                                                       June 30,      June 30,      June 30,      June 30,
                                                                         2005          2004          2005          2004
                                                                         ----          ----          ----          ----
                                                                         (Dollars in thousands, except per share data)

    Net income, as reported ....................................       $15,418       $18,239       $28,346       $29,324
    Add: Stock-based compensation expense
         included in reported net income, net of
         income taxes ..........................................            80            14           143            14
    Deduct:  Total stock-based compensation
         expense determined under fair value
         method for all awards, net of
         income taxes ..........................................          (346)         (401)         (705)         (876)
                                                                       -------       -------       -------       -------
    Pro forma net income .......................................       $15,152       $17,852       $27,784       $28,462
                                                                       =======       =======       =======       =======

    Earnings per share:
        Basic net income per share - as reported ...............         $0.83         $0.99         $1.53         $1.60
                                                                         =====         =====         =====         =====
        Basic net income per share - pro forma .................          0.82          0.97          1.50          1.55
                                                                         =====         =====         =====         =====

        Diluted net income per share - as reported .............         $0.82         $0.98         $1.51         $1.58
                                                                         =====         =====         =====         =====
        Diluted net income per share - pro forma ...............          0.81          0.96          1.48          1.54
                                                                         =====         =====         =====         =====


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


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

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $48 million. The related potential range of income tax cannot be determined at this time. We expect to complete our evaluation of the repatriation provision under the AJCA in the fourth quarter of 2005.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 2.      Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2004 is summarized as follows:




                                                              Employee        Plant       Non-Cash
                                                              Severance       Exit          Asset
                                                            and Benefits      Costs       Write Down     Total
                                                            ------------      -----       ----------     -----
                                                                            (Dollars in thousands)



Balance at December 31, 2004
----------------------------
Fairfield Rationalization ..............................        $--          $  893        $ --         $  893
2003 Acquisition Plans .................................         160             46          --            206
2003 Rationalization Plans .............................          37            690          --            727
                                                                ----         ------        -----        ------
Balance at December 31, 2004 ...........................         197          1,629          --          1,826

Activity for the Six Months Ended June 30, 2005
-----------------------------------------------
Fairfield Rationalization ..............................         --            (181)         --           (181)
2003 Acquisition Plan Reserves Utilized ................         (76)          --            --            (76)
2003 Rationalization Plan Reserves Utilized ............         --             (86)         --            (86)
2005 Rationalization Plan Reserves Established .........         287             48          129           464
2005 Rationalization Plan Reserves Utilized ............         (57)          --           (129)         (186)
                                                                ----         ------        -----        ------
Total Activity .........................................         154           (219)         --            (65)

Balance at June 30, 2005
------------------------
Fairfield Rationalization ..............................         --             712          --            712
2003 Acquisition Plans .................................          84             46          --            130
2003 Rationalization Plans .............................          37            604          --            641
2005 Rationalization Plan ..............................         230             48          --            278
                                                                ----         ------         -----       ------
Balance at June 30, 2005 ...............................        $351         $1,410        $ --         $1,761
                                                                ====         ======         =====       ======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 2.      Rationalization Charges and Acquisition Reserves  (continued)

2005 Rationalization Plan
-------------------------

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in a charge to earnings of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through June 30, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                   June 30,        June 30,      Dec. 31,
                                     2005            2004          2004
                                     ----            ----          ----
                                           (Dollars in thousands)

Accrued liabilities..........       $  716          $1,297        $  877
Other liabilities............        1,045           1,587           949
                                    ------          ------        ------
                                    $1,761          $2,884        $1,826
                                    ======          ======        ======


Note 3.      Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                                          June 30,      June 30,      Dec. 31,
                                                            2005          2004          2004
                                                            ----          ----          ----
                                                                 (Dollars in thousands)

Foreign currency translation ........................    $  8,610       $ 3,322      $  9,637
Change in fair value of derivatives .................       3,578         4,794         2,925
Minimum pension liability ...........................     (11,703)       (9,549)      (11,703)
                                                         --------       -------      --------
   Accumulated other comprehensive income (loss).....    $    485       $(1,433)     $    859
                                                         ========       =======      ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 4.      Inventories

Inventories consisted of the following:

                                             June 30,      June 30,     Dec. 31,
                                               2005          2004         2004
                                               ----          ----         ----
                                                  (Dollars in thousands)

  Raw materials ........................    $ 62,574      $ 45,803     $ 63,225
  Work-in-process ......................      65,273        64,798       50,366
  Finished goods .......................     311,881       314,410      198,697
  Spare parts and other ................      17,460        19,744       19,324
                                            --------      --------     --------
                                             457,188       444,755      331,612
  Adjustment to value inventory
      at cost on the LIFO method .......     (12,061)       (5,485)     (12,947)
                                            --------      --------     --------
                                            $445,127      $439,270     $318,665
                                            ========      ========     ========


Note 5.      Long-Term Debt

Long-term debt consisted of the following:

                                              June 30,     June 30,    Dec. 31,
                                                2005         2004        2004
                                                ----         ----        ----
                                                   (Dollars in thousands)
Bank debt
     Bank revolving loans ...............   $  351,600   $  226,900   $   --
     Bank A term loans ..................      425,000       83,330     63,669
     Bank B term loans ..................      125,000      691,250    574,999
                                            ----------   ----------   --------
        Total bank debt .................      901,600    1,001,480    638,668

Subordinated debt
     6 3/4% Senior Subordinated Notes ...      200,000      200,000    200,000
     Other ..............................        3,000        3,000      3,000
                                            ----------   ----------   --------
        Total subordinated debt .........      203,000      203,000    203,000
                                            ----------   ----------   --------

Total debt ..............................    1,104,600    1,204,480    841,668
     Less current portion ...............      352,850      250,570     21,804
                                            ----------   ----------   --------
                                            $  751,750   $  953,910   $819,864
                                            ==========   ==========   ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 5.      Long-Term Debt  (continued)

Bank Credit Agreement
---------------------

On June 30, 2005, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.0 billion senior secured credit facility, or the Credit Agreement. Our Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with up to $450 million of revolving loans. Pursuant to the Credit Agreement, we also have a $350 million incremental uncommitted loan facility, of which all of it may be borrowed in the form of term loans and up to $150 million may be borrowed in the form of revolving loans under the revolving loan facility.

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity. The A term loans and revolving loans mature on June 30, 2011, and the B term loans mature on June 30, 2012. Principal on the A term loans and B term loans is required to be repaid in scheduled annual installments during each of the years set forth below and amounts repaid may not be reborrowed (in thousands):

             Year             A Term Loans       B Term Loans
             ----             ------------       ------------
             2005               $   --             $  1,250
             2006                   --                1,250
             2007                 63,750              1,250
             2008                 63,750              1,250
             2009                 85,000              1,250
             2010                 85,000              1,250
             2011                127,500              1,250
             2012                   --              116,250
                                --------           --------
                                $425,000           $125,000
                                ========           ========

The Credit Agreement requires us to prepay the term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain assets sales and, under certain circumstances, with 50 percent of our excess cash flow. Generally, mandatory prepayments of term loans are allocated pro rata to the A term loans and B term loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans. Voluntary prepayments of term loans may be applied to any tranche of term loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments.

The incremental uncommitted term loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance acquisitions, refinance any indebtedness assumed as part of such acquisitions, to refinance or repurchase subordinated debt as permitted and to repay outstanding revolving loans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 5.      Long-Term Debt  (continued)

Bank Credit Agreement (continued)
---------------------

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus a margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG New York Branch, or Deutsche Bank, or 1/2 of one percent in excess of the overnight federal funds rate. Initially, the interest rate for A term and revolving loans under the Credit Agreement is the base rate plus a margin of 0.125 percent or LIBOR plus a margin of 1.125 percent. After September 30, 2005, the interest rate margin on A term and revolving borrowings will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. The interest rate for B term loans is the base rate plus a margin of 0.25 percent or LIBOR plus a margin of 1.25 percent. The margin for B term loans is fixed through maturity.

The Credit  Agreement  provides for the payment of a commitment fee ranging from
0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility. Initially, the commitment fee will be 0.30 percent per annum. After September 30, 2005, the commitment fee will be reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans and to the issuers of the letters of credit of a facing fee of 1/8 of one percent per annum, calculated on the aggregate stated amount of all letters of credit.

The indebtedness under the Credit Agreement is guaranteed by us and certain of our U.S. subsidiaries. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the Credit Agreement. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

As a result of this refinancing, we recorded a non-cash, pre-tax charge of $11.0 million for the loss on early extinguishment of debt to write-off unamortized debt issuance costs of the previous credit facility.

In June 2005, an interest rate swap agreement for $100 million notional principal amount with a fixed rate of 1.3%, expired.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 5.      Long-Term Debt  (continued)

At June 30, 2005, amounts expected to be repaid within one year consisted of $351.6 million of bank revolving loans related primarily to seasonal working capital needs and $1.3 million of bank term loans under our Credit Agreement.


Note 6.      Retirement Benefits

The components of the net periodic pension benefits costs are as follows:


                                                           Three Months Ended         Six Months Ended
                                                           ------------------         ----------------
                                                          June 30,     June 30,     June 30,      June 30,
                                                            2005         2004         2005          2004
                                                            ----         ----         ----          ----
                                                                      (Dollars in thousands)

    Service cost .................................        $ 3,249      $ 3,099     $  6,485      $  6,287
    Interest cost ................................          5,201        4,926       10,366         9,885
    Expected return on plan assets ...............         (6,601)      (5,560)     (13,089)      (11,131)
    Amortization of prior service cost ...........            785          793        1,580         1,607
    Amortization of actuarial losses .............            354          416          750           854
                                                          -------      -------     --------      --------
    Net periodic benefit cost ....................        $ 2,988      $ 3,674     $  6,092      $  7,502
                                                          =======      =======     ========      ========

The components of the net periodic other postretirement benefits costs are as follows:


                                                           Three Months Ended         Six Months Ended
                                                           ------------------         ----------------
                                                          June 30,     June 30,     June 30,     June 30,
                                                            2005         2004         2005         2004
                                                            ----         ----         ----         ----
                                                                        (Dollars in thousands)

    Service cost .................................        $  394       $  770       $  813       $1,557
    Interest cost ................................         1,373        1,441        2,756        2,903
    Amortization of prior service cost ...........           --           --             3            3
    Amortization of actuarial losses .............           100          286          213          577
                                                          ------       ------       ------       ------
    Net periodic benefit cost ....................        $1,867       $2,497       $3,785       $5,040
                                                          ======       ======       ======       ======


As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, based on current tax law, there are no minimum required contributions to our pension plans in 2005. However, this estimate is subject to change based on current proposals before Congress, as well as asset performance significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. During the first six months of 2005, we made no contributions to fund our pension plans for 2005.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 7.      Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:


                                                    Metal Food       Plastic
                                                    Containers(1)   Containers(2)      Corporate         Total
                                                    ----------      ----------         ---------         -----
                                                                       (Dollars in thousands)

Three Months Ended June 30, 2005
--------------------------------

Net sales ....................................       $422,470        $158,688          $   --         $  581,158
Depreciation and amortization(3) .............         19,611          10,458               10            30,079
Segment income from operations ...............         38,919          12,872           (2,296)           49,495

Three Months Ended June 30, 2004
--------------------------------

Net sales ....................................       $407,084        $144,227          $   --         $  551,311
Depreciation and amortization(3) .............         19,403           9,870               11            29,284
Segment income from operations ...............         33,265          14,067           (2,102)           45,230

Six Months Ended June 30, 2005
------------------------------

Net sales ....................................       $796,592        $314,610          $   --         $1,111,202
Depreciation and amortization(3) .............         39,059          20,767               19            59,845
Segment income from operations ...............         66,155          22,033           (5,077)           83,111

Six Months Ended June 30, 2004
------------------------------

Net sales ....................................       $780,019        $289,622          $   --         $1,069,641
Depreciation and amortization(3) .............         37,440          20,450               20            57,910
Segment income from operations ...............         54,395          27,933           (3,554)           78,774

-------------

     (1) Segment income from operations includes rationalization charges of $0.2 million and $0.9 million for the three and six months ended June 30, 2004, respectively.
     (2) Segment income from operations includes rationalization charges of $0.2 million for the three months ended June 30, 2005 and $0.5 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.
     (3) Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively, and $1.8 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2005 and 2004 and for the
                  three and six months then ended is unaudited)


Note 7.      Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes as follows:


                                                       Three Months Ended         Six Months Ended
                                                       ------------------         ----------------
                                                      June 30,     June 30,     June 30,     June 30,
                                                        2005         2004         2005         2004
                                                        ----         ----         ----         ----
                                                                  (Dollars in thousands)

    Total segment income from operations .......      $49,495      $45,230      $83,111      $78,774
    Interest and other debt expense ............       24,668       15,083       36,950       30,305
                                                      -------      -------      -------      -------
        Income before income taxes .............      $24,827      $30,147      $46,161      $48,469
                                                      =======      =======      =======      =======


Note 8.      Dividends

On March 15, 2005, we paid a quarterly cash dividend on our common stock of $0.20 per share to the holders of record of our common stock on March 1, 2005. The cash payment for this dividend was $3.7 million.

On June 15, 2005, we paid a quarterly cash dividend on our common stock of $0.20 per share to the holders of record of our common stock on June 1, 2005. The cash payment for this dividend was $3.7 million.

On July 26, 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share, payable on September 15, 2005 to holders of record of our common stock on September 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.

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

In 2003, we announced that in the absence of compelling acquisitions we intended to focus on reducing our debt and expected to repay $200 - $300 million of debt over the period from 2004 through 2006. In 2004, we paid down $160.9 million of debt, making significant progress toward this debt reduction goal. In the absence of compelling acquisitions, we anticipate further reducing debt by approximately $125 million in 2005 as compared with our year-end 2004 outstanding debt balance.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.


                                                                  Three Months Ended                 Six Months Ended
                                                                  ------------------                 ----------------
                                                               June 30,        June 30,          June 30,        June 30,
                                                                 2005            2004              2005            2004
                                                                 ----            ----              ----            ----
Net sales
  Metal food containers..................................        72.7%           73.8%             71.7%           72.9%
  Plastic containers.....................................        27.3            26.2              28.3            27.1
                                                                -----           -----             -----           -----
     Consolidated........................................       100.0           100.0             100.0           100.0
Cost of goods sold.......................................        86.6            87.0              87.4            87.5
                                                                -----           -----             -----           -----
Gross profit.............................................        13.4            13.0              12.6            12.5
Selling, general and administrative expenses.............         4.8             4.8               5.1             5.1
Rationalization charges .................................         --              --                --              0.1
                                                                -----           -----             -----           -----
Income from operations...................................         8.6             8.2               7.5             7.3
Interest and other debt expense..........................         4.3             2.7               3.3             2.8
                                                                -----           -----             -----           -----
Income before income taxes ..............................         4.3             5.5               4.2             4.5
Provision for income taxes...............................         1.6             2.2               1.6             1.8
                                                                ------          -----             -----           -----
Net income...............................................         2.7%            3.3%              2.6%            2.7%
                                                                =====           =====             =====           =====


Summary unaudited results of operations for the three and six months ended June 30, 2005 and 2004 are provided below.


                                                                 Three Months Ended                 Six Months Ended
                                                                 ------------------                 ----------------
                                                              June 30,        June 30,          June 30,        June 30,
                                                                2005            2004              2005            2004
                                                                ----            ----              ----            ----
                                                                                (Dollars in millions)

Net sales
     Metal food containers ..............................      $422.5          $407.1           $  796.6        $  780.0
     Plastic containers .................................       158.7           144.2              314.6           289.6
                                                               ------          ------           --------        --------
        Consolidated ....................................      $581.2          $551.3           $1,111.2        $1,069.6
                                                               ======          ======           ========        ========

Income from operations
     Metal food containers(1) ...........................      $ 38.9          $ 33.2           $   66.2        $   54.4
     Plastic containers(2) ..............................        12.9            14.1               22.0            27.9
     Corporate ..........................................        (2.3)           (2.1)              (5.1)           (3.5)
                                                               ------          ------           --------        --------
        Consolidated ....................................      $ 49.5          $ 45.2           $   83.1        $   78.8
                                                               ======          ======           ========        ========

-------------

     (1) Includes rationalization charges of $0.2 million and $0.9 million for the three and six months ended June 30, 2004, respectively.
     (2) Includes rationalization charges of $0.2 million for the three months ended June 30, 2005 and $0.5 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Overview. Consolidated net sales were $581.2 million in the second quarter of 2005, representing a 5.4 percent increase as compared to the second quarter of 2004 primarily due to higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses. Income from operations for the second quarter of 2005 increased by $4.3 million, or 9.5 percent, as compared to the same period in 2004 due to higher income from operations and improved margins in our metal food container business, partially offset by lower income from operations in the plastic container business. On June 30, 2005, we refinanced our previous senior secured credit facility with a new $1.0 billion senior secured credit facility. In connection with the refinancing, we recorded a non-cash, pre-tax charge of $11.0 million, or $0.36 per diluted share net of income tax, for the loss on early extinguishment of debt. Net income for the second quarter of 2005 was $15.4 million, or $0.82 per diluted share, as compared to $18.2 million, or $0.98 per diluted share, for the same period in 2004.

Net Sales. The $29.9 million increase in consolidated net sales in the second quarter of 2005 as compared to the second quarter of 2004 was primarily attributable to higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses.

Net sales for the metal food container business increased $15.4 million, or 3.8 percent, in the second quarter of 2005 as compared to the same period in 2004. This increase was attributable to higher average selling prices due to the pass through of higher raw material costs and an improved product mix, partially offset by a decline in food can unit volume. The decline in food can unit volume was primarily the result of certain low margin business with one customer that was not retained upon contract renewal last year.

Net sales for the plastic container business in the second quarter of 2005 increased $14.5 million, or 10.1 percent, as compared to the same period in 2004. This increase was primarily the result of higher average selling prices due to the pass through of increased resin costs.

Gross Profit. The increase in gross profit margin for the second quarter of 2005 as compared to the same period in 2004 was principally due to continued benefits from rationalization and integration initiatives in the closures operations of our metal food container business and an improved product mix, partially offset by increases in other manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the second quarter of 2005 remained relatively flat at 4.8 percent as compared to the same period in 2004. The $1.8 million increase in selling, general and administrative expenses in the second quarter of 2005 as compared to the same period in 2004 was primarily due to higher employee benefit costs.

Income from Operations. Income from operations for the second quarter of 2005 increased by $4.3 million as compared to the second quarter of 2004 and operating margin increased to 8.6 percent from 8.2 percent over the same periods.

Income from operations of the metal food container business for the second quarter of 2005 increased $5.7 million, or 17.2 percent, as compared to the same period in 2004, and operating margin increased to 9.2 percent from 8.2 percent over the same periods. These increases were principally due to an improved product mix, continued benefits from rationalization and integration activities at our manufacturing facilities, particularly in the metal closures operations, and benefits from relatively higher capital spending over the last several years. These favorable items were partially offset by increases in certain other manufacturing costs.

Income from operations of the plastic container business for the second quarter of 2005 decreased $1.2 million, or 8.5 percent, as compared to the same period in 2004, and operating margin decreased to 8.1 percent from 9.8 percent over the same periods. These decreases were primarily a result of higher employee benefit and other manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2005 increased $9.6 million to $24.7 million as compared to the same period in 2004. This increase resulted primarily from the inclusion of a non-cash charge of $11.0 million to write-off unamortized debt issuance costs in connection with the refinancing of our senior secured credit facility in June 2005. This charge was partially offset by lower interest expense versus the prior year quarter as a result of lower average borrowings due to our on-going debt reduction program.

Income Taxes. The provision for income taxes for the second quarter of 2005 and 2004 was recorded at an effective annual income tax rate of 37.9 percent and
39.5 percent, respectively. The rate decrease in 2005 was primarily due to the benefits of the manufacturing credit afforded under the American Jobs Creation Act as well as the benefits of a tax initiative that was completed during the quarter.


Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Overview. Consolidated net sales were $1.11 billion in the first six months of 2005, representing a 3.9 percent increase as compared to the first six months of 2004 primarily due to higher average selling prices in both the metal food container and plastic container businesses largely as a result of the pass through of higher raw material costs, partially offset by volume declines in both businesses. Income from operations for the first six months of 2005 increased by $4.3 million, or 5.5 percent, as compared to the same period in 2004 due to higher income from operations in our metal food container business, partially offset by lower income from operations in the plastic container business and higher selling, general and administrative costs. The results for 2005 included a non-cash, pre-tax charge of $11.0 million, or $0.36 per diluted share net of income tax, for the loss on early extinguishment of debt as a result of the refinancing of our senior secured credit facility. Net income for the first six months of 2005 was $28.3 million, or $1.51 per diluted share, compared to $29.3 million, or $1.58 per diluted share, for the same period in 2004.

Net Sales. The $41.6 million increase in consolidated net sales in the first six months of 2005 as compared to the first six months of 2004 was the result of higher net sales in both the metal food and plastic container businesses, partially offset by volume declines in both businesses.

Net sales for the metal food container business increased $16.6 million, or 2.1 percent, in the first six months of 2005 as compared to the same period in 2004. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material costs and an improved product mix, partially offset by volume declines.

Net sales for the plastic container business in the first six months of 2005 increased $25.0 million, or 8.6 percent, as compared to the same period in 2004. This increase was primarily the result of higher average selling prices due to the pass through of higher resin costs partially offset by volume declines.

Gross Profit. Gross profit margin increased 0.1 percentage points for the first six months of 2005 as compared to the same period in 2004. This increase was principally due to an improved product mix in the metal food container business, partially offset by increases in other manufacturing costs and volume declines in both businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained relatively flat at 5.1 percent for the first six months of 2005 as compared to the same period in 2004. The $2.5 million increase in selling, general and administrative expenses for the first six months of 2005 as compared to the same period in 2004 was primarily related to increases in employee benefit costs and costs incurred as a result of the Sarbanes-Oxley Act, partially offset by continued benefits from the rationalization and integration activities at our manufacturing facilities.

Income from Operations. Income from operations for the first six months of 2005 increased by $4.3 million as compared to the first six months of 2004, and operating margin increased to 7.5 percent from 7.3 percent over the same periods. Results for the first six months of 2005 and 2004 included rationalization charges totaling $0.5 million and $1.2 million, respectively.

Income from operations of the metal food container business for the first six months of 2005 increased $11.8 million, or 21.7 percent, as compared to the same period in 2004, and operating margin increased to 8.3 percent from 7.0 percent over the same periods. These increases were principally due to an improved product mix, continued benefits from rationalization and integration activities at our manufacturing facilities, particularly in the metal closures operations, and benefits from relatively higher capital spending over the last several years. These favorable items were partially offset by the impact of lower volumes and increases in certain other manufacturing costs.

Income from operations of the plastic container business for the first six months of 2005 decreased $5.9 million, or 21.1 percent, as compared to the same period in 2004, and operating margin decreased to 7.0 percent from 9.6 percent over the same periods. Income from operations and operating margins were negatively impacted in 2005 by lower sales volumes, resin inflation and higher employee benefit and other manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense for the first six months of 2005 increased $6.7 million to $37.0 million as compared to the same period in 2004. This increase resulted primarily from the $11.0 million non-cash charge to write-off unamortized debt issuance costs in connection with the refinancing of our senior secured credit facility in June 2005.


CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been cash from operations and borrowings under our debt instruments, including our Credit Agreement. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

On June 30, 2005, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.0 billion senior secured credit facility. The Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with a revolving loan facility of up to $450 million. Under the Credit Agreement, we may use revolving loans for working capital and other general corporate purposes, including acquisitions. The A term loans and revolving loan facility mature on June 30, 2011, and the B term loans mature on June 30, 2012. The Credit Agreement also provides us with an incremental uncommitted loan facility of up to an additional $350 million, which may be used to finance acquisitions and for other permitted purposes. You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 included elsewhere in this Quarterly Report.

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus a margin. The base rate is the higher of the prime lending rate of Deutsche Bank or 1/2 of one percent in excess of the overnight federal funds rate. Initially, for the A term loans and revolving loans the margin will be 1.125 percent for LIBOR rate loans and 0.125 percent for base rate loans. The margin for A term loans and revolving loans is subject to adjustment quarterly based upon financial ratios. For the B term loans, the margin for LIBOR rate loans is fixed at 1.25 percent and the margin for base rate loans is fixed at 0.25 percent. Prior to the refinancing, the interest rate for A term loans and revolving loans under our previous credit facility was LIBOR plus a margin of 1.50 percent or the prime lending rate of Deutsche Bank plus a margin of 0.50 percent, and for B term loans an additional 0.25 percent, or LIBOR plus 1.75 percent.

For the six months ended June 30, 2005, we used proceeds of $550.0 million from the refinancing of our senior secured credit facility, net borrowings of revolving loans of $351.6 million, proceeds from stock option exercises of $2.7 million and proceeds from asset sales of $0.2 million to fund the repayment of term loans of $638.7 million, cash used in operations of $84.0 million primarily for our seasonal working capital needs, capital expenditures of $44.2 million, decreases in outstanding checks of $79.8 million, dividends paid on our common stock of $7.4 million and debt issuance costs of $3.5 million and to increase cash balances by $46.9 million.

For the six months ended June 30, 2004, we used net borrowings of revolving loans of $201.9 million, proceeds from stock option exercises of $1.5 million and proceeds from asset sales of $2.1 million to fund cash used in operations of $67.6 million primarily for our seasonal working capital needs, capital expenditures of $46.5 million, decreases in outstanding checks of $76.6 million, dividends paid on common stock of $2.8 million and debt issuance costs of $0.2 million and to increase cash balances by $11.8 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At June 30, 2005, we had $351.6 million of revolving loans outstanding under the Credit Agreement. Amounts borrowed at June 30, 2005 included $207.0 million for seasonal working capital needs, $88.7 million for the repayment of term loans under our previous senior secured credit facility and $55.9 million held as cash and cash equivalents at June 30, 2005 for payments of certain accounts payable in the beginning of July 2005. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at June 30, 2005 was $72.4 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2005, we estimate that we will utilize approximately $250 - $300 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

During the first six months of 2005, we paid cash dividends on our common stock totaling $7.4 million. On July 26, 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share, payable on September 15, 2005 to holders of record of our common stock on September 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.

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

Rationalization Charges and Acquisition Reserves

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in a charge to earnings of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through June 30, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

Under our rationalization and acquisition plans, we made cash payments of $0.4 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively. Total future cash spending of $1.8 million is expected under our Fairfield and 2005 and 2003 rationalization plans and our 2003 acquisition plans. Spending under these plans in 2005 is not expected to be material to our cash flows.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. In line with our ongoing evaluation, we are currently reviewing certain facilities for potential rationalization actions which may result in cash expenditures and charges to our earnings.


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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. Based on a recent deferral of the effective date, we will adopt SFAS No. 123(R) beginning January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. We are still assessing which transition method to utilize. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions have not been material to our cash flows.

On October 22, 2004, the American Jobs Creation Act was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $48 million. The related potential range of income tax cannot be determined at this time. We expect to complete our evaluation of the repatriation provision under the AJCA in the fourth quarter of 2005.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Market risks relating to our operations result primarily from changes in interest rates. In the normal course of business, we also have limited foreign currency exchange rate risk associated with our operations in Canada and risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Since such filing, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 23, 2005 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2008 and until their successors are duly elected and qualified;
(2) approving an amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan with respect to awards for non-employee directors; and (3) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                               Number of Shares       Number of Shares
                                  Voted For               Withheld
                                  ---------               --------

          D. Greg Horrigan        11,074,738              5,462,453
          John W. Alden           16,055,294                481,897

Our directors whose term of office continued after the Annual Meeting are Jeffrey C. Crowe and Edward A. Lapekas, each of whose term of office as a director continues until our annual meeting of stockholders in 2006, and R. Philip Silver and William C. Jennings, each of whose term of office as a director continues until our annual meeting of stockholders in 2007.

The amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan was approved at the Annual Meeting. There were 15,294,288 votes cast approving such amendment, 578,956 votes cast against such amendment and 1,880 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved at the Annual Meeting. There were 16,504,271 votes cast ratifying such appointment, 29,635 votes cast against ratification of such appointment and 3,285 votes abstaining.

Item 6.  Exhibits


Exhibit Number                            Description
--------------                            -----------


     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2005 and 2004.

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




                                                 SILGAN HOLDINGS INC.



Dated:  August 9, 2005                           /s/ Robert B. Lewis
                                                 -----------------------------
                                                 Robert B. Lewis
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                    EXHIBIT INDEX


EXHIBIT NO.                            EXHIBIT
-----------                            -------

    12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2005 and 2004.

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