Form 10-Q
period 2005-09-30
SILGAN HOLDINGS INC
filed 2005-11-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of October 31, 2005, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,205,350.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                September 30, 2005 and 2004 and December 31, 2004

                Condensed Consolidated Statements of Income for             4
                the three months ended September 30, 2005 and 2004

                Condensed Consolidated Statements of Income for             5
                the nine months ended September 30, 2005 and 2004

                Condensed Consolidated Statements of Cash Flows for         6
                the nine months ended September 30, 2005 and 2004

                Condensed Consolidated Statements of Stockholders'          7
                Equity for the nine months ended September 30, 2005
                and 2004

                Notes to Condensed Consolidated Financial Statements        8

     Item 2.    Management's Discussion and Analysis of Financial          19
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      26
                Risk

     Item 4.    Controls and Procedures                                    27

Part II.  Other Information                                                27

     Item 6.    Exhibits                                                   27

Signatures                                                                 28

Exhibit Index                                                              29


Part I. Financial Information
Item 1. Financial Statements

                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                             (Unaudited, see Note 1)

                                                                    Sept. 30,        Sept. 30,       Dec. 31,
                                                                      2005             2004            2004
                                                                      ----             ----            ----

Assets

Current assets
     Cash and cash equivalents ...............................     $   63,848       $   22,877      $   35,416
     Trade accounts receivable, net ..........................        352,802          317,450         148,073
     Inventories .............................................        307,836          307,966         318,665
     Prepaid expenses and other current assets ...............         22,640           33,862          53,776
                                                                   ----------       ----------      ----------
         Total current assets ................................        747,126          682,155         555,930

Property, plant and equipment, net ...........................        763,241          792,903         792,936
Goodwill, net ................................................        198,096          203,606         198,346
Other assets, net ............................................         50,284           55,818          49,947
                                                                   ----------       ----------      ----------
                                                                   $1,758,747       $1,734,482      $1,597,159
                                                                   ==========       ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans ....................................     $  217,700       $   78,100      $     --
     Current portion of long-term debt .......................          1,250           23,670          21,804
     Trade accounts payable ..................................        175,639          156,832         244,116
     Accrued payroll and related costs .......................         64,972           71,920          57,364
     Accrued liabilities .....................................         65,167           77,334          21,152
                                                                   ----------       ----------      ----------
         Total current liabilities ...........................        524,728          407,856         344,436

Long-term debt ...............................................        751,750          953,910         819,864
Other liabilities ............................................        201,419          181,066         225,423


Stockholders' equity
     Common stock ............................................            426              211             211
     Paid-in capital .........................................        138,441          131,383         131,685
     Retained earnings .......................................        199,213          123,164         136,768
     Accumulated other comprehensive income (loss) ...........          5,137           (1,204)            859
     Unamortized stock compensation ..........................         (2,135)          (1,511)         (1,694)
     Treasury stock ..........................................        (60,232)         (60,393)        (60,393)
                                                                   ----------       ----------      ----------
         Total stockholders' equity ..........................        280,850          191,650         207,436
                                                                   ----------       ----------      ----------
                                                                   $1,758,747       $1,734,482      $1,597,159
                                                                   ==========       ==========      ==========


                                           See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2005 and 2004
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                             2005         2004
                                                             ----         ----

Net sales ............................................     $797,514     $784,847

Cost of goods sold ...................................      681,235      679,046
                                                           --------     --------

     Gross profit ....................................      116,279      105,801

Selling, general and administrative expenses .........       30,185       28,619

Rationalization charges ..............................         --             66
                                                           --------     --------

     Income from operations ..........................       86,094       77,116

Interest and other debt expense ......................       12,618       13,554
                                                           --------     --------

     Income before income taxes ......................       73,476       63,562

Provision for income taxes ...........................       28,245       25,107
                                                           --------     --------

     Net income ......................................     $ 45,231     $ 38,455
                                                           ========     ========


Earnings per share: (a)

     Basic net income per share ......................        $1.22       $1.05
                                                              =====       =====

     Diluted net income per share ....................        $1.20       $1.03
                                                              =====       =====


Dividends per share: (a) .............................        $0.10       $0.08
                                                              =====       =====


Weighted average number of shares: (a)

     Basic ...........................................       37,172       36,799

     Effect of dilutive securities ...................          474          456
                                                             ------       ------

     Diluted .........................................       37,646       37,255
                                                             ======       ======

     (a) Per share and share amounts have been restated for the two-for-one stock split discussed in Note 1.

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2005 and 2004
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                            2005          2004
                                                            ----          ----

Net sales ..........................................    $1,908,716    $1,854,488

Cost of goods sold .................................     1,652,484     1,614,772
                                                        ----------    ----------

     Gross profit ..................................       256,232       239,716

Selling, general and administrative expenses .......        86,563        82,559

Rationalization charges ............................           464         1,267
                                                        ----------    ----------

     Income from operations ........................       169,205       155,890

Interest and other debt expense before loss on
   early extinguishment of debt ....................        38,533        43,860

Loss on early extinguishment of debt ...............        11,035          --
                                                        ----------    ----------

     Interest and other debt expense ...............        49,568        43,860

     Income before income taxes ....................       119,637       112,030

Provision for income taxes .........................        46,060        44,252
                                                        ----------    ----------

     Net income ....................................    $   73,577    $   67,778
                                                        ==========    ==========


Earnings per share: (a)

     Basic net income per share ....................         $1.99         $1.85
                                                             =====         =====

     Diluted net income per share ..................         $1.96         $1.82
                                                             =====         =====


Dividends per share: (a) ...........................         $0.30         $0.15
                                                             =====         =====


Weighted average number of shares: (a)

     Basic .........................................        37,059        36,713

     Effect of dilutive securities .................           514           476
                                                            ------        ------

     Diluted .......................................        37,573        37,189
                                                            ======        ======


     (a) Per share and share amounts have been restated for the two-for-one stock split discussed in Note 1.

                             See accompanying notes.



                                      SILGAN HOLDINGS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended September 30, 2005 and 2004
                                     (Dollars in thousands)
                                           (Unaudited)

                                                                                2005              2004
                                                                                ----              ----

Cash flows provided by (used in) operating activities
     Net income ..................................................          $  73,577         $  67,778
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization ...........................             92,837            90,718
         Rationalization charges .................................                464             1,267
         Loss on early extinguishment of debt ....................             11,035              --
         Other changes that provided (used) cash:
              Trade accounts receivable, net .....................           (204,729)         (158,177)
              Inventories ........................................             10,829            12,148
              Trade accounts payable .............................             11,703            22,118
              Accrued liabilities ................................             51,159            56,464
              Other, net .........................................              5,398             9,190
                                                                            ---------         ---------
         Net cash provided by operating activities ...............             52,273           101,506
                                                                            ---------         ---------

Cash flows provided by (used in) investing activities
     Capital expenditures ........................................            (63,721)          (72,919)
     Proceeds from asset sales ...................................              3,001             9,934
                                                                            ---------         ---------
         Net cash used in investing activities ...................            (60,720)          (62,985)
                                                                            ---------         ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ............................            956,275           745,700
     Repayments under revolving loans ............................           (738,575)         (692,600)
     Proceeds from stock option exercises ........................              3,305             2,262
     Changes in outstanding checks - principally vendors .........            (80,180)          (76,925)
     Proceeds from issuance of long-term debt ....................            550,000              --
     Repayments of long-term debt ................................           (638,668)             --
     Dividends paid on common stock ..............................            (11,132)           (5,519)
     Debt issuance costs .........................................             (4,146)             (662)
                                                                            ---------         ---------
         Net cash provided by (used in) financing activities .....             36,879           (27,744)
                                                                            ---------         ---------

Cash and cash equivalents
     Net increase ................................................             28,432            10,777
     Balance at beginning of year ................................             35,416            12,100
                                                                            ---------         ---------
     Balance at end of period ....................................          $  63,848         $  22,877
                                                                            =========         =========

Interest paid ....................................................          $  35,167         $  35,205
Income taxes paid, net of refunds ................................             11,481               674


                                     See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                          For the nine months ended September 30, 2005 and 2004
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------       Paid-                Other      Unamortized                Total
                                             Shares    Par      in     Retained Comprehensive     Stock     Treasury   Stockholders'
                                          Outstanding Value   Capital  Earnings Income (Loss)  Compensation   Stock       Equity
                                          ----------- -----  --------  -------- -------------  ------------ ---------  -------------
Balance at December 31, 2003 .............   18,273    $210  $125,758  $ 60,905    $(5,675)      $  --      $(60,393)     $120,805

Comprehensive income:

   Net income ............................     --       --       --      67,778       --            --          --          67,778

   Change in fair value of derivatives,
    net of tax provision of $1,934 .......     --       --       --        --        2,961          --          --           2,961

   Foreign currency translation ..........     --       --       --        --        1,510          --          --           1,510
                                                                                                                          --------
Comprehensive income .....................                                                                                  72,249
                                                                                                                          --------

Dividends declared on common stock .......     --       --       --      (5,519)      --            --          --          (5,519)

Issuance of restricted stock units .......     --       --      1,631      --         --          (1,631)       --            --

Amortization of stock compensation .......     --       --       --        --         --             120        --             120

Stock option exercises, including
  tax benefit of $1,733 ..................      149       1     3,994      --         --            --          --           3,995
                                             ------    ----  --------  --------    -------       -------    --------      --------
Balance at September 30, 2004 ............   18,422    $211  $131,383  $123,164    $(1,204)      $(1,511)   $(60,393)     $191,650
                                             ======    ====  ========  ========    =======       =======    ========      ========

Balance at December 31, 2004 .............   18,423    $211  $131,685  $136,768    $   859       $(1,694)   $(60,393)     $207,436

Comprehensive income:

   Net income ............................     --       --       --      73,577       --            --          --          73,577

   Change in fair value of derivatives,
     net of tax provision of $1,438 ......     --       --       --        --        2,423          --          --           2,423

   Foreign currency translation ..........     --       --       --        --        1,855          --          --           1,855
                                                                                                                          --------
Comprehensive income .....................                                                                                  77,855
                                                                                                                          --------

Dividends declared on common stock .......     --       --       --     (11,132)      --            --          --         (11,132)

Issuance of restricted stock units .......     --       --        852      --         --            (852)       --            --

Amortization of stock compensation .......     --       --       --        --         --             411        --             411

Stock option exercises, including
  tax benefit of $2,945 ..................      173       2     6,248      --         --            --          --           6,250

Net issuance of treasury stock for
  vested restricted stock units,
  including tax benefit of $39 ...........        6     --       (131)     --         --            --           161            30

Two-for-one stock split, net of
  treasury shares of 2,679 ...............   18,602     213      (213)     --         --            --          --            --
                                             ------    ----  --------  --------    -------       -------    --------      --------
Balance at September 30, 2005 ............   37,204    $426  $138,441  $199,213    $ 5,137       $(2,135)   $(60,232)     $280,850
                                             ======    ====  ========  ========    =======       =======    ========      ========





                                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


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

Goodwill, Net. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill was not impaired in our third quarter 2005 assessment.

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was affected in the form of a stock dividend. Stockholders of record at the close of business on
September 1, 2005 were issued one additional share of common stock for each share of common stock owned on that date. The additional shares were distributed on September 15, 2005. Information pertaining to the number of shares outstanding, per share amounts and stock compensation has been restated in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders' Equity. Stockholders' equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 1.      Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). During the first nine months of 2005, we granted 21,000 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $0.7 million. Additionally, in May 2005, we granted 7,128 restricted stock units to the independent members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.2 million. Unvested restricted stock units may not be disposed of or transferred during the vesting period.

If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted earnings per share would have been as follows:



                                                             Three Months Ended          Nine Months Ended
                                                             ------------------          -----------------
                                                           Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                             2005         2004           2005        2004
                                                             ----         ----           ----        ----
                                                             (Dollars in thousands, except per share data)

   Net income, as reported ...........................      $45,231      $38,455        $73,577     $67,778
   Add: Stock-based compensation expense
       included in reported net income, net of
       income taxes ..................................          107           58            250          72
   Deduct:  Total stock-based compensation
       expense determined under fair value
       method for all awards, net of
       income taxes ..................................         (296)        (468)        (1,002)     (1,357)
                                                            -------      -------        -------     -------
   Pro forma net income ..............................      $45,042      $38,045        $72,825     $66,493
                                                            =======      =======        =======     =======

   Earnings per share:
       Basic net income per share - as reported ......        $1.22        $1.05          $1.99       $1.85
                                                              =====        =====          =====       =====
       Basic net income per share - pro forma ........         1.21         1.03           1.97        1.81
                                                              =====        =====          =====       =====

       Diluted net income per share - as reported ....        $1.20        $1.03          $1.96       $1.82
                                                              =====        =====          =====       =====
       Diluted net income per share - pro forma ......         1.20         1.02           1.94        1.79
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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $1.7 million for the nine months ending September 30, 2005 and 2004, respectively.

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $62 million. The related potential range of income tax cannot be determined at this time. We expect to complete our evaluation of the repatriation provision under the AJCA in the fourth quarter of 2005.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 2.      Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2004 is summarized as follows:





                                                                    Employee        Plant        Non-Cash
                                                                    Severance       Exit           Asset
                                                                   and Benefits     Costs       Write Down      Total
                                                                   ------------     -----       ----------      -----
                                                                                   (Dollars in thousands)


Balance at December 31, 2004
----------------------------
Fairfield Rationalization ......................................       $ --        $  893          $ --        $  893
2003 Acquisition Plans .........................................        160            46            --           206
2003 Rationalization Plans .....................................         37           690            --           727
                                                                       ----        ------          -----       ------
Balance at December 31, 2004 ...................................        197         1,629            --         1,826

Activity for the Nine Months Ended Sept. 30, 2005
-------------------------------------------------
Fairfield Rationalization ......................................         --          (272)           --          (272)
2003 Acquisition Plan Reserves Utilized ........................        (76)          --             --           (76)
2003 Acquisition Plan Reserves Adjusted ........................        (84)          --             --           (84)
2003 Rationalization Plan Reserves Utilized ....................         --          (129)           --          (129)
2005 Rationalization Plan Reserves Established .................        287            48            129          464
2005 Rationalization Plan Reserves Utilized ....................        (77)          (48)          (129)        (254)
                                                                       ----        ------          -----       ------
Total Activity .................................................         50          (401)           --          (351)

Balance at September 30, 2005
-----------------------------
Fairfield Rationalization ......................................         --           621            --           621
2003 Acquisition Plans .........................................         --            46            --            46
2003 Rationalization Plans .....................................         37           561            --           598
2005 Rationalization Plan ......................................        210           --             --           210
                                                                       ----        ------          -----       ------
Balance at September 30, 2005 ..................................       $247        $1,228          $ --        $1,475
                                                                       ====        ======          =====       ======


2005 Rationalization Plan
-------------------------

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in charges to earnings of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through September 30, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 2.      Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:


                                         Sept. 30,     Sept. 30,      Dec. 31,
                                           2005          2004           2004
                                           ----          ----           ----
                                                 (Dollars in thousands)

Accrued liabilities ...............       $  425        $  462         $  877
Other liabilities .................        1,050         1,587            949
                                          ------        ------         ------
                                          $1,475        $2,049         $1,826
                                          ======        ======         ======


Note 3.      Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                                        Sept. 30,     Sept. 30,     Dec. 31,
                                                          2005          2004          2004
                                                          ----          ----          ----
                                                              (Dollars in thousands)

Foreign currency translation .......................    $ 11,492      $ 6,145      $  9,637
Change in fair value of derivatives ................       5,348        2,200         2,925
Minimum pension liability ..........................     (11,703)      (9,549)      (11,703)
                                                        --------      -------      --------
  Accumulated other comprehensive income (loss).....    $  5,137      $(1,204)     $    859
                                                        ========      =======      ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 4.      Inventories

Inventories consisted of the following:




                                                 Sept. 30,        Sept. 30,       Dec. 31,
                                                   2005             2004            2004
                                                   ----             ----            ----
                                                          (Dollars in thousands)

  Raw materials ...........................      $ 55,962        $ 42,043         $ 63,225
  Work-in-process .........................        59,323          61,812           50,366
  Finished goods ..........................       190,115         191,431          198,697
  Spare parts and other ...................        17,141          19,231           19,324
                                                 --------        --------         --------
                                                  322,541         314,517          331,612
  Adjustment to value inventory
      at cost on the LIFO method ..........       (14,705)         (6,551)         (12,947)
                                                 --------        --------         --------
                                                 $307,836        $307,966         $318,665
                                                 ========        ========         ========


Note 5.      Long-Term Debt

Long-term debt consisted of the following:



                                                 Sept. 30,        Sept. 30,       Dec. 31,
                                                   2005             2004            2004
                                                   ----             ----            ----
                                                          (Dollars in thousands)

Bank debt
     Bank revolving loans .................      $217,700        $   78,100       $   --
     Bank A term loans ....................       425,000            83,330         63,669
     Bank B term loans ....................       125,000           691,250        574,999
                                                 --------        ----------       --------
        Total bank debt ...................       767,700           852,680        638,668
                                                 --------        ----------       --------

Subordinated debt
     6 3/4% Senior Subordinated Notes .....       200,000           200,000        200,000
     Other ................................         3,000             3,000          3,000
                                                 --------        ----------       --------
        Total subordinated debt ...........       203,000           203,000        203,000
                                                 --------        ----------       --------

Total debt ................................       970,700         1,055,680        841,668
     Less current portion .................       218,950           101,770         21,804
                                                 --------        ----------       --------
                                                 $751,750        $  953,910       $819,864
                                                 ========        ==========       ========


At September 30, 2005, amounts expected to be repaid within one year consisted of $217.7 million of bank revolving loans related primarily to seasonal working capital needs and $1.3 million of bank term loans under our senior secured credit facility.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


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
                                ========           ========

The Credit Agreement requires us to prepay the term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. Generally, mandatory prepayments of term loans are allocated pro rata to the A term loans and B term loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans. Voluntary prepayments of term loans may be applied to any tranche of term loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 6.      Retirement Benefits

The components of the net periodic pension benefits costs are as follows:




                                                            Three Months Ended          Nine Months Ended
                                                            ------------------          -----------------
                                                         Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                           2005          2004          2005          2004
                                                           ----          ----          ----          ----
                                                                       (Dollars in thousands)

   Service cost ..................................        $ 2,843       $ 2,405      $  9,327      $  8,692
   Interest cost .................................          5,123         5,056        15,489        14,941
   Expected return on plan assets ................         (6,542)       (5,556)      (19,631)      (16,687)
   Amortization of prior service cost ............            790           854         2,370         2,461
   Amortization of actuarial losses ..............            372            36         1,121           890
                                                          -------       -------      --------      --------
   Net periodic benefit cost .....................        $ 2,586       $ 2,795      $  8,676      $ 10,297
                                                          =======       =======      ========      ========

The components of the net periodic other postretirement benefits costs are as follows:


                                                            Three Months Ended          Nine Months Ended
                                                            ------------------          -----------------
                                                          Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            2005         2004          2005          2004
                                                            ----         ----          ----          ----
                                                                       (Dollars in thousands)

   Service cost ..................................         $  252        $(536)       $1,065        $1,021
   Interest cost .................................          1,074          779         3,830         3,682
   Amortization of prior service cost ............              1            1             4             4
   Amortization of actuarial losses ..............             41         (455)          254           122
                                                           ------        -----        ------        ------
   Net periodic benefit cost .....................         $1,368        $(211)       $5,153        $4,829
                                                           ======        =====        ======        ======


In the third quarter of 2004, in order to reflect the most current estimate of our postretirement plans, we recorded a reduction to our postretirement benefits expense of $1.8 million pertaining to amounts recorded in the first and second quarters of 2004. This change in accounting estimate for postretirement costs resulted in an increase of $0.03 in earnings per diluted share for each of the three and nine months ended September 30, 2004.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, based on current tax law, there are no minimum required contributions to our pension plans in 2005. However, this estimate is subject to change based on current proposals before Congress, as well as asset performance significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. During the first nine months of 2005, we made no contributions to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 7.      Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:


                                                   Metal Food         Plastic
                                                   Containers(1)     Containers(2)     Corporate        Total
                                                   ----------        ----------        ---------        -----
                                                                       (Dollars in thousands)

Three Months Ended Sept. 30, 2005
---------------------------------

Net sales ....................................     $  651,129         $146,385         $   --        $  797,514
Depreciation and amortization(3) .............         19,629           11,313              16           30,958
Segment income from operations ...............         81,160            7,433          (2,499)          86,094

Three Months Ended Sept. 30, 2004
---------------------------------

Net sales ....................................     $  642,735         $142,112         $   --        $  784,847
Depreciation and amortization(3) .............         19,641           10,197               7           29,845
Segment income from operations ...............         69,168            9,860          (1,912)          77,116

Nine Months Ended Sept. 30, 2005
--------------------------------

Net sales ....................................     $1,447,721         $460,995         $   --        $1,908,716
Depreciation and amortization(3) .............         58,689           32,081              35           90,805
Segment income from operations ...............        147,315           29,465          (7,575)         169,205

Nine Months Ended Sept. 30, 2004
--------------------------------

Net sales ....................................     $1,422,754         $431,734         $   --        $1,854,488
Depreciation and amortization(3) .............         57,081           30,647              27           87,755
Segment income from operations ...............        123,564           37,792          (5,466)         155,890

-------------

     (1) Segment income from operations includes rationalization charges of $1.0 million for the nine months ended September 30, 2004.
     (2) Segment income from operations includes rationalization charges of $0.5 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.
     (3) Depreciation and amortization excludes amortization of debt issuance costs of $0.2 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $2.0 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2005 and 2004 and for the
                 three and nine months then ended is unaudited)


Note 7.      Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes as follows:


                                                      Three Months Ended           Nine Months Ended
                                                      ------------------           -----------------
                                                    Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                      2005          2004          2005           2004
                                                      ----          ----          ----           ----
                                                                  (Dollars in thousands)

   Total segment income from operations .....       $86,094       $77,116       $169,205       $155,890
   Interest and other debt expense ..........        12,618        13,554         49,568         43,860
                                                    -------       -------       --------       --------
     Income before income taxes .............       $73,476       $63,562       $119,637       $112,030
                                                    =======       =======       ========       ========


Note 8.      Dividends

In March, June and September of 2005, we paid a quarterly cash dividend on our common stock of $0.10 per share, as approved by our Board of Directors. The cash payments for these dividends totaled $11.1 million.

On November 2, 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share, payable on December 15, 2005 to holders of record of our common stock on December 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.


Note 9.      Treasury Stock

In the third quarter 2005, we issued 12,800 treasury shares at an average cost of $13.25, for restricted stock units that vested during the period. In accordance  with  the  Silgan  Holdings  Inc.  2004  Stock  Incentive  Plan,  we
repurchased 282 shares of our common stock at an average cost of $30.68 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2005, 5,358,434 shares were held in treasury.

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

In 2003, we announced that in the absence of compelling acquisitions we intended to focus on reducing our debt and expected to repay $200 - $300 million of debt over the period from 2004 through 2006. In 2004, we paid down $160.9 million of debt, making significant progress toward this debt reduction goal. In the absence of compelling acquisitions, we anticipate further reducing debt by approximately $125 million in the fourth quarter of 2005 as compared with our year-end 2004 outstanding debt balance.

On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock in the form of a stock dividend. The additional shares of our common stock were distributed on September 15, 2005. Information pertaining to the number of shares outstanding and per share amounts have been restated to reflect this stock split for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented.



                                                                Three Months Ended         Nine Months Ended
                                                                ------------------         -----------------
                                                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                 2005         2004         2005         2004
                                                                 ----         ----         ----         ----
Net sales
  Metal food containers.................................         81.6%        81.9%        75.8%        76.7%
  Plastic containers....................................         18.4         18.1         24.2         23.3
                                                                -----        -----        -----        -----
     Consolidated.......................................        100.0        100.0        100.0        100.0
Cost of goods sold......................................         85.4         86.5         86.6         87.1
                                                                -----        -----        -----        -----
Gross profit............................................         14.6         13.5         13.4         12.9
Selling, general and administrative expenses............          3.8          3.7          4.5          4.5
Rationalization charges ................................          --           --           --           --
                                                                -----        -----        -----        -----
Income from operations..................................         10.8          9.8          8.9          8.4
Interest and other debt expense.........................          1.6          1.7          2.6          2.4
                                                                -----        -----        -----        -----
Income before income taxes .............................          9.2          8.1          6.3          6.0
Provision for income taxes..............................          3.5          3.2          2.4          2.4
                                                                -----        -----        -----        -----
Net income..............................................          5.7%         4.9%         3.9%         3.6%
                                                                =====        =====        =====        =====


Summary unaudited results of operations for the three and nine months ended September 30, 2005 and 2004 are provided below.


                                           Three Months Ended          Nine Months Ended
                                           ------------------          -----------------
                                         Sept. 30,    Sept. 30,     Sept. 30,      Sept. 30,
                                           2005         2004          2005           2004
                                           ----         ----          ----           ----
                                                       (Dollars in millions)

Net sales
     Metal food containers ........       $651.1       $642.7       $1,447.7       $1,422.8
     Plastic containers ...........        146.4        142.1          461.0          431.7
                                          ------       ------       --------       --------
        Consolidated ..............       $797.5       $784.8       $1,908.7       $1,854.5
                                          ======       ======       ========       ========

Income from operations
     Metal food containers(1) .....       $ 81.2       $ 69.2       $  147.3       $  123.6
     Plastic containers(2) ........          7.4          9.8           29.5           37.8
     Corporate ....................         (2.5)        (1.9)          (7.6)          (5.5)
                                          ------       ------       --------       --------
        Consolidated ..............       $ 86.1       $ 77.1       $  169.2       $  155.9
                                          ======       ======       ========       ========

-------------

     (1) Includes rationalization charges of $1.0 million for the nine months ended September 30, 2004.
     (2) Includes rationalization charges of $0.5 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Overview. Consolidated net sales were $797.5 million in the third quarter of 2005, representing a 1.6 percent increase as compared to the third quarter of 2004 due primarily to higher average selling prices in both the metal food and plastic container businesses principally resulting from the pass through of higher raw material costs and growth in unit volumes in our closures product line, partially offset by volume declines in the plastic container business and food can product line. Income from operations for the third quarter of 2005 increased by $9.0 million, or 11.7 percent, as compared to the same period in 2004 due to higher income from operations and an improved operating margin in our metal food container business, partially offset by lower income from operations and a decline in operating margin in the plastic container business. Net income for the third quarter of 2005 was $45.2 million, or $1.20 per diluted share, as compared to $38.4 million, or $1.03 per diluted share, for the same period in 2004.

Net Sales. The $12.7 million increase in consolidated net sales in the third quarter of 2005 as compared to the third quarter of 2004 was the result of higher net sales in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $8.4 million, or 1.3 percent, in the third quarter of 2005 as compared to the same period in 2004. This increase was attributable to higher average selling prices due to price increases in response to increased raw material and other inflationary costs and higher unit volumes in our closures product line, partially offset by slightly lower food can volume. The decline in food can unit volume was primarily the result of certain low margin business with one customer that was not retained upon contract renewal last year.

Net sales for the plastic container business in the third quarter of 2005 increased $4.3 million, or 3.0 percent, as compared to the same period in 2004. This increase was primarily the result of higher average selling prices due to the pass through of higher resin costs and an improved product mix, partially offset by lower unit volumes.

Gross Profit. Gross profit margin increased 1.1 percentage points to 14.6 percent in the third quarter of 2005 as compared to the same period in 2004 for the reasons discussed in Income from Operations below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales for the third quarter of 2005 increased 0.1 percentage points to 3.8 percent as compared to the same period in 2004. The $1.6 million increase in selling, general and administrative expenses in the third quarter of 2005 as compared to the same period in 2004 was primarily due to higher employee benefit costs.

Income from Operations. Income from operations for the third quarter of 2005 increased by $9.0 million as compared to the third quarter of 2004 and operating margin increased to 10.8 percent from 9.8 percent over the same periods.

Income from operations of the metal food container business for the third quarter of 2005 increased $12.0 million, or 17.3 percent, as compared to the same period in 2004, and operating margin increased to 12.5 percent from 10.8 percent over the same periods. These increases were principally due to strong unit volumes in our closures product line, continued benefits from rationalization and integration activities and the combination of productivity benefits from relatively higher capital spending over the last several years and price increases in response to inflationary pressures.

Income from operations of the plastic container business for the third quarter of 2005 decreased $2.4 million, or 24.5 percent, as compared to the same period in 2004, and operating margin decreased to 5.1 percent from 6.9 percent over the same periods. These decreases were primarily a result of lower volumes and higher employee benefit costs.

Late in the third quarter of 2005, a significant disruption in resin supplies occurred primarily as a direct result of the recent hurricane activity along the Gulf Coast, which required a number of our petrochemical suppliers to temporarily shut down capacity. The effects of these hurricanes and an early-October explosion in a supplier's ethylene cracking facility led many resin suppliers to declare force majeure and in some cases implement sales volume control initiatives. As a result, resin supply is tight, and we have also implemented certain sales volume control initiatives with our customers. While the petrochemical industry appears to be returning to capacity more quickly than originally anticipated, the potential impact of a continued tight supply could have a significant impact on our results of operations for 2005.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2005 decreased $1.0 million to $12.6 million as compared to the same period in 2004. This decrease resulted primarily from lower average borrowings due to our on-going debt reduction program and lower interest rate spreads as a result of the June 2005 refinancing of our senior secured credit facility, slightly offset by a higher average cost of borrowings resulting from rising interest rates.


Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Overview. Consolidated net sales were $1.91 billion in the first nine months of 2005, representing a 2.9 percent increase as compared to the first nine months of 2004 primarily due to higher average selling prices in both the metal food and plastic container businesses largely as a result of the pass through of higher raw material and other inflationary costs. Income from operations for the first nine months of 2005 increased by $13.3 million, or 8.5 percent, as compared to the same period in 2004 due to higher income from operations and an improved operating margin in our metal food container business, partially offset by lower income from operations and a decline in operating margin in our plastic container business. The results for 2005 included a non-cash, pre-tax charge of $11.0 million, or $0.18 per diluted share net of income tax, for the loss on early extinguishment of debt as a result of the refinancing of our senior secured credit facility. Net income for the first nine months of 2005 was $73.6 million, or $1.96 per diluted share, compared to $67.7 million, or $1.82 per diluted share, for the same period in 2004.

Net Sales. The $54.2 million increase in consolidated net sales in the first nine months of 2005 as compared to the first nine months of 2004 was the result of higher average selling prices in both the metal food and plastic container businesses primarily as a result of the pass through of higher raw material and other costs.

Net sales for the metal food container business increased $24.9 million, or 1.8 percent, in the first nine months of 2005 as compared to the same period in 2004. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other costs and higher unit volumes in our closures product line, partially offset by lower food can volumes.

Net sales for the plastic container business in the first nine months of 2005 increased $29.3 million, or 6.8 percent, as compared to the same period in 2004. This increase was primarily the result of higher average selling prices due to the pass through of higher resin costs, partially offset by volume declines.

Gross Profit. Gross profit margin increased 0.5 percentage points for the first nine months of 2005 as compared to the same period in 2004 for the reasons discussed in Income from Operations below.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained flat at 4.5 percent for the first nine months of 2005 as compared to the same period in 2004. The $4.0 million increase in selling, general and administrative expenses for the first nine months of 2005 as compared to the same period in 2004 was primarily related to increases in employee benefit costs and costs incurred as a result of the Sarbanes-Oxley Act, partially offset by continued benefits from the rationalization and integration activities at our manufacturing facilities.

Income from Operations. Income from operations for the first nine months of 2005 increased by $13.3 million as compared to the first nine months of 2004, and operating margin increased to 8.9 percent from 8.4 percent over the same periods. Results for the first nine months of 2005 and 2004 included rationalization charges totaling $0.5 million and $1.3 million, respectively.

Income from operations of the metal food container business for the first nine months of 2005 increased $23.7 million, or 19.2 percent, as compared to the same period in 2004, and operating margin increased to 10.2 percent from 8.7 percent over the same periods. These increases were principally due to strong unit volumes and performance in our closures product line, continued benefits from rationalization and integration activities at our manufacturing facilities and the combination of productivity benefits from relatively higher capital spending over the last several years and price increases in response to inflationary pressures. These favorable items were partially offset by the impact of lower unit volumes in the food can business.

Income from operations of the plastic container business for the first nine months of 2005 decreased $8.3 million, or 22.0 percent, as compared to the same period in 2004, and operating margin decreased to 6.4 percent from 8.8 percent over the same periods. Income from operations and operating margins were negatively impacted in 2005 by lower unit volumes, resin inflation and higher employee benefit and other manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2005 increased $5.7 million to $49.6 million as compared to the same period in 2004. This increase resulted primarily from the $11.0 million non-cash charge to write-off unamortized debt issuance costs in connection with the refinancing of our senior secured credit facility in June 2005, offset by lower average borrowings due to our debt reduction program.


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

On June 30, 2005, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.0 billion senior secured credit facility. The Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with a revolving loan facility of up to $450 million. Under the Credit Agreement, we may use revolving loans for working capital and other general corporate purposes, including acquisitions. The A term loans and revolving loan facility mature on June 30, 2011, and the B term loans mature on June 30, 2012. The Credit Agreement also provides us with an incremental uncommitted loan facility of up to an additional $350 million, which may be used to finance acquisitions and for other permitted purposes. You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 included elsewhere in this Quarterly Report.

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

For the nine months ended September 30, 2005, we used cash from operations of $52.3 million, proceeds of $550.0 million from the refinancing of our senior secured credit facility, net borrowings of revolving loans of $217.7 million, proceeds from stock option exercises of $3.3 million and proceeds from asset sales of $3.0 million to fund the repayment of term loans of $638.7 million, capital expenditures of $63.7 million, decreases in outstanding checks of $80.2 million, dividends paid on our common stock of $11.1 million and debt issuance costs of $4.2 million and to increase cash balances by $28.4 million.

For the nine months ended September 30, 2004, we used cash from operations of $101.5 million, proceeds from stock option exercises of $2.3 million, proceeds from asset sales of $9.9 million and net borrowings of revolving loans of $53.1 million offset by the reduction in outstanding checks of $76.9 million to fund capital expenditures of $72.9 million, dividends paid on our common stock of $5.5 million, debt issuance costs of $0.7 million and to increase cash balances by $10.8 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. During the third quarter of 2005, we utilized approximately $265.1 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements. This amount does not include $88.7 million of revolving loans borrowed under the Credit Agreement to repay term loans in connection with the June 2005 refinancing of our previous senior secured credit facility.

At September 30, 2005, we had $217.7 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at September 30, 2005 was $207.6 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes.

During the first nine months of 2005, we paid cash dividends on our common stock totaling $11.1 million. On November 2, 2005, our Board of Directors declared a quarterly cash dividend on our common stock of $0.10 per share, payable on December 15, 2005 to holders of record of our common stock on December 1, 2005. The cash payment for this dividend is expected to be approximately $3.7 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of acquisition opportunities, we expect to use our free cash flow to repay indebtedness or for other permitted purposes.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2005 with all of these covenants.

Rationalization Charges and Acquisition Reserves

During the first quarter of 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to other operating facilities. This decision resulted in charges to earnings of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through September 30, 2005, there were no significant cash payments related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

Under our rationalization and acquisition plans, we made cash payments of $0.6 million and $5.6 million for the nine months ended September 30, 2005 and 2004, respectively. Total future cash spending of $1.5 million is expected under our Fairfield and 2005 and 2003 rationalization plans and our 2003 acquisition plans. Spending under these plans in 2005 is not expected to be material to our cash flows.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 included elsewhere in this Quarterly Report.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. Based on a recent deferral of the effective date, we will adopt SFAS No. 123(R) beginning January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. We are still assessing which transition method to utilize. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and diluted net income per share in Note 1 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $1.7 million for the nine months ending September 30, 2005 and 2004, respectively.

On October 22, 2004, the American Jobs Creation Act was signed into law. The AJCA includes a deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. We may elect to apply this provision to qualifying earnings repatriated in 2005. The range of possible amounts that we are evaluating for repatriation under this provision is between zero and $62 million. The related potential range of income tax cannot be determined at this time. We expect to complete our evaluation of the repatriation provision under the AJCA in the fourth quarter of 2005.


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


Part II.  Other Information

Item 6.  Exhibits


Exhibit Number                            Description
--------------                            -----------


    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2005 and 2004.

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




                                                 SILGAN HOLDINGS INC.



Dated:  November 9, 2005                         /s/Robert B. Lewis
                                                 -----------------------------
                                                 Robert B. Lewis
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                    EXHIBIT INDEX


EXHIBIT NO.                            EXHIBIT
-----------                            -------


    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2005 and 2004.

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