Form 10-K
period 2005-12-31
SILGAN HOLDINGS INC
filed 2006-03-14
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $653.8 million. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2006, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 37,267,808.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of $2.496 billion in 2005. Our products are used for a wide variety of end markets and we operate 60 manufacturing plants throughout the United States and Canada. Our products include:

•	steel and aluminum containers for human and pet food and metal, composite and plastic vacuum closures for food and beverage products; and

•	custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2005 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, low cost producer position, strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. Additionally, through our Silgan Closures LLC, or Silgan Closures, business, we are a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. For 2005, our metal food container business had net sales of $1.886 billion (approximately 76 percent of our consolidated net sales) and income from operations of $178.7 million (approximately 81 percent of our consolidated income from operations excluding corporate expense).

We are also a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2005, our plastic container business had net sales of $610.1 million (approximately 24 percent of our consolidated net sales) and income from operations of $40.8 million (approximately 19 percent of our consolidated income from operations excluding corporate expense).

We recently announced that we entered into a purchase agreement with Amcor Limited, or Amcor, to purchase Amcor’s White Cap closures business in Europe, Southeast Asia and South America, or White Cap, which would make us a leading manufacturer worldwide of metal, composite and plastic vacuum closures for food and beverage products. This business had sales (unaudited) of approximately €240 million for its fiscal year ended June 30, 2005.

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2006 approximately 90 percent of our projected metal food container sales and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired and integrated twenty businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2005. Our plastic container business has also improved its market position since 1987, with net sales increasing more than sixfold to $610.1 million in 2005. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers, steel closures and Omni plastic containers
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC (Silgan Closures LLC)	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers

In February 2006, we announced that we entered into a purchase agreement with Amcor to purchase Amcor’s White Cap closures business in Europe, Southeast Asia and South America for a purchase price of €230 million, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments. This acquisition is expected to close during the second quarter of 2006. With this acquisition, we will be reuniting our Silgan Closures business with White Cap, its former counterpart in Europe, Southeast Asia and South America, and we will have our first operations in Europe, Southeast Asia and South America. Upon closing this acquisition, we will be a leading manufacturer worldwide of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets as well as in the developing markets of Southeast Asia and South America.

OUR STRATEGY

We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT

Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made significant capital investments to offer our customers value-added features such as our family of Quick Top™ easy-open ends for our metal food containers. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design and manufacture both plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.

MAINTAIN LOW COST PRODUCER POSITION

We will continue pursuing opportunities to strengthen our low cost position in our business by:

•	maintaining a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of consolidated net sales;

•	achieving and maintaining economies of scale;

•	prudently investing in new technologies to increase manufacturing and production efficiency;

•	rationalizing our existing plant structure; and

•	serving our customers from our strategically located plants.

Through our metal food container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry throughout North America. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. Consistent with this financial strategy, we intend to finance our acquisition of White Cap with debt. In the absence of further acquisition opportunities, we intend to use our cash flow for other permitted purposes, such as to repay debt, repurchase shares of our common stock or pay dividends to our stockholders. At the end of 2003, we established a target to reduce our debt by $200-$300 million over the three year period from 2004 through 2006 in the absence of acquisitions. In 2005, we exceeded this debt reduction target by reducing our total debt by $302 million in a two-year period.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH

We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to rapidly increase our net sales and income from operations, which have grown at compounded annual growth rates of 8.5 percent and 11.6 percent, respectively, over the last ten years.

During the past eighteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, and Pacific Coast Producers, or Pacific Coast, reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made significant capital investment over the last few years in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top™ easy-open ends. In 2005, 57 percent of our metal food containers sold had a Quick Top™ easy-open end, representing an increase in unit sales of this value-added feature of 33 percent since 2002.

Through our Silgan Closures business, we are a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition of Silgan Closures in March 2003, Silgan Closures was the North American business of the worldwide White Cap business. With our announced acquisition of White Cap, we are reuniting our Silgan Closures business with White Cap, and we will be a leading manufacturer worldwide of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets as well as in the developing markets of Southeast Asia and South America.

We have improved our market position for our plastic container business since 1987, with net sales increasing more than sixfold to $610.1 million in 2005. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container business of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also believe that we can successfully apply our acquisition and operating expertise to new markets of the consumer goods packaging industry. With our January 2003 acquisition of Thatcher Tubes LLC, or Thatcher Tubes, we extended our business into decorated plastic tubes primarily for personal care products to complement our existing plastic container business. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we used a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. For example, following our acquisition in March 2003 of the remaining 65 percent equity interest that we did not own in Amcor White Cap, LLC, our former vacuum closures joint venture which we renamed Silgan Closures LLC, we implemented rationalization and integration plans to consolidate certain administrative functions of this business with our metal food container business and to close a higher cost manufacturing facility. We substantially completed these plans in 2004 and significantly improved the profitability of this business. Additionally, with our acquisition in April 2003 of the can manufacturing business of Pacific Coast, we were able to successfully rationalize and consolidate this business into our existing metal food container facilities and realize cost reductions and manufacturing efficiencies as a result.

We would expect that most future acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling and other benefits from economies of scale and the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved and expect to continue to improve the operating performance of our plant facilities by investing capital for productivity improvements and manufacturing cost reductions. For example, we intend to make certain capital expenditures on equipment to automate activities currently performed manually. While we have made some of these investments in certain of our plants, more opportunities still exist throughout our system. We will continue to use a disciplined approach to identify these opportunities to generate attractive cash returns.

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

METAL FOOD CONTAINERS—76 PERCENT OF OUR CONSOLIDATED NET SALES IN 2005

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2005 of approximately half of the market, and one of the largest manufacturers of metal, composite and plastic vacuum closures in North America for food and beverage products. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2005, our metal food container business had net sales of $1.886 billion (approximately 76 percent of our consolidated net sales) and income from operations of $178.7 million (approximately 81 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2006 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality and high levels of service and value-added features such as our family of Quick Top™ easy-open ends.

Through Silgan Closures, we also manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink tea, sports and energy drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruit, vegetables, preserves, baby food, baby juice, infant formula and dairy products. We also provide customers with sealing/capping equipment to complement our closure product offering for food and beverage products. As a result of our extensive range of metal, composite and plastic vacuum closures and our geographic presence, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

PLASTIC CONTAINERS—24 PERCENT OF OUR CONSOLIDATED NET SALES IN 2005

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2005, Silgan Plastics had net sales of $610.1 million (approximately 24 percent of our consolidated net sales) and income from operations of $40.8 million (approximately 19 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sixfold.

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

Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also have the ability to manufacture decorated plastic tubes for our customers, providing our customers with the ability to satisfy more of their plastic packaging needs through one supplier. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging.

MANUFACTURING AND PRODUCTION

As is the practice in the industry, most of our customers provide us with quarterly or annual estimates of products and quantities pursuant to which periodic commitments are given. These estimates enable us to effectively manage production and control working capital requirements. We schedule our production to meet customers’ requirements. Because the production time for our products is short, the backlog of customer orders in relation to our sales is not material.

As of March 1, 2006, we operated 60 manufacturing facilities, geographically dispersed throughout the United States and Canada, that serve the distribution needs of our customers.

METAL FOOD CONTAINER BUSINESS

The manufacturing operations of our metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top™ easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top™ easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.

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

PLASTIC CONTAINER BUSINESS

We utilize two basic processes to produce plastic containers. In the extrusion blowmolding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a bottle to form in the mold’s shape. In the injection and injection stretch blowmolding processes, pellets of plastic resin are heated and injected into a mold, forming a plastic preform. The plastic preform is then blown into a bottle-shaped metal mold, creating a plastic bottle.

In our proprietary plastic tube manufacturing process, we continually extrude a plastic tube in various diameters from pellets of plastic resin. A neck finish is then compression molded onto the plastic tube. The plastic tube is then decorated, and a cap or closure is put on the decorated plastic tube before it is shipped to the customer. Our process permits us to produce multi-layer tubes with barrier in the neck.

We also manufacture plastic closures, caps, sifters and fitments using runnerless injection molding technology. In this process, pellets of plastic resin are melted and forced under pressure into a mold, where they take the mold’s shape. Our thermoformed plastic tubs are manufactured by melting pellets of plastic resin into a plastic sheet. The plastic sheets are then stamped by hot molds to form plastic tubs. Our Omni plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping. We designed the equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives in aesthetically pleasing contoured designs, such as for Campbell’s Soup at HandTM product.

We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the country. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. For plastic tubes, we offer all commercially available post-mold decoration technologies. Post-mold decoration includes:

•	silk screen decoration which enables the applications of images in multiple colors to the bottle;

•	pressure sensitive decoration which uses a plastic film or paper label with an adhesive;

•	heat transfer decoration which uses a plastic coated label applied by heat;

•	hot stamping decoration which transfers images from a die using metallic foils; and

•	hot shrink labeling.

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

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability of certain foreign steel suppliers to competitively supply steel in the United States. In each of 2005 and 2004, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we also increased prices to pass through increases in our metal costs. Additionally, in 2004 the steel industry experienced raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers’ requirements. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2006.

Our material requirements are supplied through agreements and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to purchase such raw materials or, if we are so able, that we would be able to purchase such raw materials at comparable prices or terms.

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

In the second half of 2005, the Gulf Coast experienced unforeseen hurricane activity which disrupted resin supply. Consequently, many resin suppliers, including many of our resin suppliers, declared force majeure under their supply arrangements and implemented sales volume control initiatives. As a result, our plastic container business declared force majeure under certain of its contracts. Despite these challenges, our plastic container business was able to procure sufficient quantities of resins to meet substantially all of its customer needs, although at higher prices.

We believe that we have made adequate provision to purchase sufficient quantities of resins for the foreseeable future, absent unforeseen events such as happened in 2005.

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

In 2005, 2004, and 2003, approximately 12 percent, 13 percent and 12 percent, respectively, of our consolidated net sales were to Campbell; approximately 11 percent of our consolidated net sales each year were to Nestlé; and approximately 10 percent, 11 percent and 11 percent, respectively, of our consolidated net sales were to Del Monte. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2005 of approximately half of the market. Our largest customers for these products include Campbell, Del Monte, Dial, General Mills, Inc., Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Seneca Foods L.L.C., Signature Fruit Company and Unilever Best Foods (a unit of Unilever, N.V.).

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Del Monte, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2006 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal container requirements purchased from third party manufacturers. In 2005, our net sales of metal containers to Nestlé were $243.7 million.

We currently have supply agreements with Nestlé under which we supply Nestlé with a significant majority of its U.S. metal container requirements. With respect to approximately half of the metal containers supplied to Nestlé under these agreements, the term of such supply agreements continues through 2009, and these agreements automatically renew for successive 3 year periods unless either party elects not to renew them. With respect to approximately thirty percent of the metal containers supplied to Nestlé under these agreements, the term of such supply agreements continues through 2008, and these agreements also automatically renew for successive 3 year periods unless either party elects not to renew them. The remaining metal containers that we supply to Nestlé are covered by a supply agreement that continues through 2007.

The Nestlé supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. These agreements contain provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In the event we breach any one of the agreements, Nestlé may terminate that agreement.

In connection with our acquisition of Del Monte’s U.S. metal food container manufacturing operations in December 1993, we entered into a long-term supply agreement with Del Monte. The term of this supply agreement has been extended until the end of 2011. Additionally, we have a supply agreement with DLM Foods Inc., a subsidiary of Del Monte, that continues through 2011 for metal containers for food products acquired by DLM Foods Inc. from H. J. Heinz Company, or Heinz, in 2002. Under these supply agreements, we supply Del Monte and its subsidiary with a significant majority of their U.S. metal container requirements for food and beverage products. These supply agreements provide for certain prices for our metal containers and specify that those prices will be increased or decreased based upon specified cost change formulas. In 2005, our net sales of metal containers to Del Monte and its subsidiary amounted to $255.2 million.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or Silgan Can, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2005, our net sales of metal containers to Campbell were $282.6 million.

The Campbell agreement provides certain prices for containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon specified cost change formulas. The Campbell agreement permits Campbell to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we supply to Campbell. The proposals must be for the remainder of the term of the Campbell agreement and for 100 percent of the annual volume of containers at one or more of Campbell’s food processing plants. We have the right to retain the business subject to the terms and conditions of the competitive proposal. Upon any material breach by us, Campbell has the right to terminate this agreement. In addition, Campbell has the right, at the end of the term of the Campbell agreement or upon the occurrence of specified material defaults under other agreements with Campbell, to purchase from us the assets located at the former Campbell facilities that are used to manufacture containers for Campbell. We lease these former Campbell facilities from Campbell. The purchase price for the assets would be determined at the time of purchase in accordance with an agreed upon formula that is related to the net book value of the assets.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

We are also a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. The largest customers for these products include Bay Valley Foods, LLC, Campbell, Cadbury Schweppes plc, Cliffstar Corporation, The Coca-Cola Company, Heinz, Ocean Spray Cranberries, Inc., Pepsico Inc., Unilever, N.V. and Welch’s Foods Inc. We have multi-year supply arrangements with many customers for these products.

PLASTIC CONTAINER BUSINESS

We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force, through a large network of distributors and, more recently, through e-commerce.

We are a leading manufacturer of plastic containers in North America for personal care products. Our largest customers for these products include Alberto Culver USA, Inc., Avon Products Inc., L’Oréal, Pfizer Inc., The Procter & Gamble Company and Unilever Home and Personal Care North America (a unit of Unilever, N.V.). We also manufacture decorated plastic tubes, primarily for personal care products. Customers for these products include Alticor Inc., Avon Products Inc., Johnson & Johnson and Pfizer Inc.

We manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Clorox Company, Kraft Foods Inc., Nestlé’s Purina Pet Care, The Procter & Gamble Company and Ralcorp Holdings, Inc. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Campbell, Hormel, Nestlé’s Nesquik, Nice-Pak Products, Inc. and Unilever Best Foods (a unit of Unilever, N.V.).

We have arrangements to sell some of our plastic containers and closures to distributors, who in turn resell those products primarily to regional customers. Plastic containers sold to distributors are manufactured by using generic and custom molds with decoration added to meet the end users’ requirements. The distributors’ warehouses and their sales personnel enable us to market and inventory a wide range of such products to a variety of customers.

We have written purchase orders or contracts for the supply of containers with the majority of our customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of one to five years.

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

Although metal containers face competition from plastic, paper, glass and composite containers, we believe that metal containers are superior to plastic, composite and paper containers in applications, where the contents are processed at high temperatures or packaged in larger consumer or institutional quantities or where long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport.

Our metal, composite and plastic vacuum closures business competes primarily with Alcoa Closure Systems International, Inc., Berry Plastics Corporation, Crown Holdings, Inc. and Owens-Illinois, Inc.

PLASTIC CONTAINER BUSINESS

Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Constar International, Inc., Graham Packaging Company L.P., Plastipak Packaging Inc. and Rexam plc. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

EMPLOYEES

As of December 31, 2005, we employed approximately 1,600 salaried and 5,900 hourly employees on a full-time basis. Approximately 52 percent of our hourly plant employees as of that date were represented by a variety of unions. In addition, as of December 31, 2005, in connection with our acquisition of Campbell’s steel container manufacturing business, Campbell provided us with approximately 150 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2006 and 2012, including one master agreement covering four of our plants which expires in 2007. As of December 31, 2005, contracts covering approximately 7 percent of our hourly employees will expire during 2006. We expect no significant changes in our relations with these unions.

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

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The internet address of the SEC’s website is http://www.sec.gov.

We maintain a website, the internet address of which is www.silganholdings.com. Information contained on our website is not part of this Annual Report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (or any amendments to those reports) and Forms 3, 4 and 5 filed on behalf of our directors and executive officers as soon as reasonably practicable after such documents are electronically filed or furnished to the SEC.

RECENT DEVELOPMENTS

On February 22, 2006, we announced that we had entered into a purchase agreement with Amcor pursuant to which, upon the terms and subject to the conditions set forth therein, through directly or indirectly owned subsidiaries, we will acquire from Amcor and certain of its subsidiaries the entities and in some cases the assets of entities engaged in the White Cap closures business in Europe, Southeast Asia and South America. Such business consists of developing, manufacturing, marketing, distributing, selling and servicing metal, plastic and composite vacuum closures for jars and containers and related capping equipment for the food and beverage industries from plants and/or sales offices in Germany, Italy, Poland, Turkey, the Philippines, China, Brazil, Austria, Belgium, France, Hungary, the Netherlands, Spain, Sweden, Ukraine, the United Kingdom and Venezuela under the “White Cap” brand and the licensing of others to do the same in Israel, Japan, South Africa, India, Korea, Australia and New Zealand. This business had sales (unaudited) of approximately €240 million for its fiscal year ended June 30, 2005, is headquartered in Hanover, Germany and operates a total of 10 manufacturing facilities.

In addition to the assumption of certain liabilities, the purchase price for White Cap is €230 million in cash, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments.

We intend to finance this acquisition through borrowings under our senior secured credit facility or the issuance of new senior subordinated notes by us or one of our subsidiaries, or a combination thereof. We have received a commitment from Deutsche Bank AG New York Branch, the Administrative Agent under our senior secured credit facility, for a new incremental term loan of up to €175 million under such facility, and we could utilize revolving loans under such facility to fund the balance of the purchase price plus fees and expenses.

Consummation of this acquisition is subject to various specific closing conditions and other customary closing conditions, including, among others, (a) certain regulatory approvals, including antitrust clearances, (b) absence of any law or order prohibiting the closing, (c) the absence of any change, development or event that would reasonably be expected to have a material adverse effect on the business and (d) certain third party agreements and consents. Unless mutually agreed by us and Amcor, the closing of this acquisition may not occur earlier than ninety days after the date of the purchase agreement. The date of the purchase agreement was February 22, 2006. Either party can terminate the purchase agreement if the closing has not occurred by July 31, 2006.

In addition, if certain specified approvals or conditions have not been obtained or satisfied with respect to certain assets and subsidiaries in South America and Southeast Asia (representing in total approximately 13 percent of the sales (unaudited) of the business for its fiscal year ended June 30, 2005), the closing for the purchase of such assets and subsidiaries may be delayed beyond the closing date for the European operations. In the event of any such delay, one of our subsidiaries may enter into a management agreement with the applicable seller for a specified time period with respect to the management of the business of such seller until the applicable specified approvals or conditions have been obtained or satisfied and such delayed closing occurs, and a specified amount of the purchase price would be held back until such delayed closing occurs.

The purchase agreement also contains various specific representations, warranties, covenants and indemnities and other customary provisions.

As a material inducement to us to enter into the purchase agreement, and as provided therein, Amcor has agreed to enter into a non-competition agreement with us upon the closing date for this acquisition. Among other things, the non-competition agreement will generally restrict Amcor and its affiliates, for a period of five years following the closing date, from competing with the business worldwide (subject to certain limited exceptions).

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could materially and adversely affect our business, financial condition or results of operations.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2005, we had $700.4 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2005, after taking into account letters of credit of $24.8 million, we had $425.2 million of revolving loans available to be borrowed under our senior secured credit facility, or the Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. We recently announced that we entered into a purchase agreement with Amcor to purchase its White Cap closures business in Europe, Southeast Asia and South America. We indicated that we intend on funding the purchase price for this acquisition either through borrowings under our Credit Agreement or the issuance of new senior subordinated notes by us or one of our subsidiaries, or a combination thereof. We also may incur additional debt to fund the operating needs of White Cap.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2005, we paid $50.1 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2005, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2005 interest expense by an aggregate of approximately $3.9 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2005.

Our indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. We have indicated that we intend to finance the purchase price for our recently announced acquisition of Amcor’s White Cap closures business in Europe, Southeast Asia and South America by incurring additional indebtedness. We may also incur additional debt to fund the operating needs of White Cap.

THE TERMS OF OUR DEBT INSTRUMENTS RESTRICT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS AND MAY LIMIT OUR ABILITY TO IMPLEMENT ELEMENTS OF OUR GROWTH STRATEGY.

The instruments and agreements governing our indebtedness contain numerous covenants, including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain capital expenditures;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates;

•	engage in any business other than the packaging business and certain related businesses;

•	pay dividends; and

•	repurchase stock.

These covenants could restrict us in the pursuit of our growth strategy.

WE FACE COMPETITION FROM MANY COMPANIES AND WE MAY LOSE SALES OR EXPERIENCE LOWER MARGINS ON SALES AS A RESULT OF SUCH COMPETITION.

The manufacture and sale of metal and plastic containers and closures is highly competitive. We compete with other packaging manufacturers as well as packaged goods companies who manufacture containers for their own use and for sale to others.

Approximately 90 percent of our metal food container sales in 2005 and a majority of sales for our plastic container business in 2005 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.

OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.

We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future. In addition, such materials are subject to price fluctuations due to a number of factors including increases in demand for the same raw materials, the availability of other substitute materials and general economic conditions that are beyond our control.

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. In each of 2005 and 2004, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we also increased prices to pass through increases in our metal costs. In 2004, the steel industry experienced raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers’ requirements.

In the second half of 2005, the Gulf Coast experienced unforeseen hurricane activity which disrupted resin supply. Consequently, many resin suppliers, including many of our resin suppliers, declared force majeure under their supply arrangements and implemented sales volume control initiatives. As a result, our plastic container business declared force majeure under certain of its contracts. Despite these challenges, our plastic container business was able to procure sufficient quantities of resins to meet substantially all of its customer needs, although at higher prices.

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2006. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL FOOD CONTAINERS.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal in both of the prime agricultural regions of the United States in which we operate.

THE SEASONALITY OF THE FRUIT AND VEGETABLE PACKING INDUSTRY CAUSES US TO INCUR SHORT TERM DEBT.

We sell metal containers used in the fruit and vegetable packing process which is a seasonal industry. As a result, we have historically generated a disproportionate amount of our annual income from operations in our third quarter. Additionally, as is common in the packaging industry, we must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

THE COST OF PRODUCING OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY INCREASES TO THE PRICE OF ENERGY.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. We have, from time to time, entered into contracts to hedge a portion of our natural gas costs. Energy prices, in particular oil and natural gas, have increased in recent years, with a corresponding effect on our production costs.

WE MAY NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY BY ACQUISITION.

Historically, we have grown predominantly through acquisitions. Our future growth will depend in large part on additional acquisitions of consumer goods packaging businesses. We may not be able to locate or acquire other suitable acquisition candidates consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise.

FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.

In pursuing our strategy of growth through acquisitions, we will face risks commonly encountered with an acquisition strategy. These risks include:

•	failing to assimilate the operations and personnel of the acquired businesses;

•	disrupting our ongoing business;

•	diluting our limited management resources;

•	operating in new geographic regions; and

•	impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management.

Through our experience integrating our acquisitions, we have learned that, depending upon the size of the acquisition, it can take us up to two to three years to completely integrate an acquired business into our operations and systems and realize the full benefit of the integration. During the early part of this integration period, the operating results of an acquired business may decrease from results attained prior to the acquisition. Moreover, additional indebtedness incurred to fund acquisitions could adversely affect our liquidity and financial stability.

IF WE ARE UNABLE TO RETAIN KEY MANAGEMENT, WE MAY BE ADVERSELY AFFECTED.

We believe that our future success depends, in large part, on our experienced management team. Losing the services of key members of our current management team could make it difficult for us to manage our business and meet our objectives.

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2005, we employed approximately 5,900 hourly employees on a full-time basis. Approximately 52 percent of our hourly plant employees as of that date were represented by a variety of unions. Our labor contracts expire at various times between 2006 and 2012, including one master agreement covering four of our plants which expires in 2007. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements.

CHANGES TO THE CURRENT REGULATORY ENVIRONMENT TO WHICH WE ARE SUBJECT COULD MATERIALLY INCREASE OUR COMPLIANCE COSTS.

We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with changes to environmental and other laws in the future or as a result of the application of additional laws and regulations to our business. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, having a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.

IF WE COMPLETE OUR ACQUISITION OF WHITE CAP, OUR INTERNATIONAL OPERATIONS WOULD BE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

If we complete our previously announced acquisition of White Cap, our business would become more international in scope, and our international operations would generate a significant amount of our consolidated net sales. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to, compliance with and changes in applicable foreign laws, regulations or policies; loss or non-renewal of treaties or similar agreements with foreign tax authorities; credit risks in respect of customers; national and regional labor strikes; political, social and economic instability; and cultural, language, geographic and time zone differences.

IF WE COMPLETE OUR ACQUISITION OF WHITE CAP, WE WOULD BE SUBJECT TO THE EFFECTS OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES.

Our reporting currency is the U.S. dollar. If we complete our previously announced acquisition of White Cap, a portion of our consolidated net sales, and some of our costs, assets and liabilities, would be denominated in currencies other than the U.S. dollar. In our future consolidated financial statements, we would translate local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in foreign currencies. Although we may use currency exchange rate protection agreements from time to time to reduce our exposure to currency exchange rate fluctuations in some cases, these hedges may not eliminate or reduce the effect of currency fluctuations.

IF THE INVESTMENTS IN OUR PENSION PLANS DO NOT PERFORM AS EXPECTED, WE MAY HAVE TO CONTRIBUTE ADDITIONAL AMOUNTS TO THESE PLANS, WHICH WOULD OTHERWISE BE AVAILABLE TO COVER OPERATING AND OTHER EXPENSES.

We maintain noncontributory, defined benefit pension plans covering a substantial number of our employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks and fixed income securities. If the investments in the plans do not perform at expected levels, then we will have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding could result in a decrease in our available cash flow.

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $201.2 million of goodwill, net recorded on our consolidated balance sheet as of December 31, 2005. We are required to periodically determine if our goodwill has become impaired, in which case we would write-down the impaired portion of our goodwill. If we were required to write-down all or part of our goodwill, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of March 1, 2006, Messrs. Silver and Horrigan beneficially owned an aggregate of 13,512,916 shares of our common stock, or approximately 36 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 14,306,180 shares of our common stock in the aggregate (as adjusted for our two-for-one stock split in 2005). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

ANTI-TAKEOVER PROVISIONS IN OUR CREDIT AGREEMENT AND OUR RESTATED CERTIFICATE OF INCORPORATION COULD HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A MERGER OR ACQUISITION. ANY OF THESE EFFECTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our restated certificate of incorporation may have the effect of delaying or preventing transactions involving a change of control of Silgan Holdings Inc., including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

In particular, our restated certificate of incorporation provides that:

•	the board of directors is authorized to issue one or more classes of preferred stock having such designations, rights and preferences as may be determined by the board;

•	the board of directors is divided into three classes, and each year one third of the directors are elected for a term of three years;

•	action taken by the holders of common stock must be taken at a meeting and may not be taken by consent in writing; and

•	a special meeting of the stockholders may only be called by either of our Co-Chairmen of the Board, our President or a majority of the board of directors and may not be called by the holders of common stock.

Under our Credit Agreement, the occurrence of a change of control (as defined in the Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indenture governing our 6 3/4% Senior Subordinated Notes due 2013, or 6 3/4% Notes, the holders thereof have the right to require the repurchase of the 6 3/4% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase.

LIMITED TRADING VOLUME OF OUR COMMON STOCK MAY CONTRIBUTE TO PRICE VOLATILITY.

Our common stock is quoted on the Nasdaq National Market System. During the period from January 1, 2005 through December 31, 2005, the average daily trading volume for our common stock as reported by the Nasdaq National Market System was approximately 171,287 shares. A more active trading market in our common stock may not develop. A limited trading volume may affect the liquidity of your investment and may make our stock price volatile. The price of our common stock also may vary significantly as a result of many factors, including:

•	our results of operations;

•	analyst estimates; and

•	general market conditions.

In addition, the securities markets sometimes experience significant price and volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of particular companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 37 operating facilities for the metal food container business and 23 operating facilities for the plastic container business. We own 27 of these facilities and lease 33. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of March 1, 2006 for our metal food container business:

Location	Approximate Building Area (square feet)
Tarrant, AL	89,100
Antioch, CA	144,500 (leased)
Kingsburg, CA	35,600 (leased)
Modesto, CA	37,800 (leased)
Modesto, CA	128,000 (leased)
Modesto, CA	150,000 (leased)
Riverbank, CA	167,000
Sacramento, CA	284,900 (leased)
Stockton, CA	243,500
Athens, GA	113,000 (leased)
Champaign, IL	119,000 (leased)
Hoopeston, IL	323,000
Rochelle, IL	220,000
Waukegan, IL	74,200 (leased)
Evansville, IN	186,000
Hammond, IN	158,000 (leased)
Laporte, IN	144,000 (leased)
Richmond, IN	462,700
Ft. Dodge, IA	186,500 (leased)
Fort Madison, IA	150,700 (56,000 leased)
Savage, MN	160,000
St. Paul, MN	470,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800 (leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	339,600 (leased)
West Hazleton, PA	151,500 (leased)
Crystal City, TX	26,000 (leased)
Paris, TX	266,300 (leased)
Toppenish, WA	105,000
Menomonee Falls, WI	116,000
Menomonie, WI	129,400 (leased)
Oconomowoc, WI	114,600
Plover, WI	91,400 (leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of March 1, 2006 for our plastic container business:

Location	Approximate Building Area (square feet)
Valencia, CA	122,500 (leased)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	186,700 (leased)
Woodstock, IL	129,800 (leased)
Ligonier, IN	469,000 (276,000 leased)
Plainfield, IN	105,700 (leased)
Seymour, IN	401,200
Franklin, KY	122,000 (leased)
Cape Girardeau, MO	96,700 (leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400 (leased)
Breinigsville, PA	70,000 (leased)
Langhorne, PA	172,600 (leased)
Houston, TX	335,200
Richmond, VA	70,000 (leased)
Triadelphia, WV	168,400
Mississauga, Ontario	75,000 (leased)
Scarborough, Ontario	117,000
Lachine, Quebec	113,300 (leased)
Lachine, Quebec	77,800 (leased)

We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois and Norcross, Georgia. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we sublease other facilities that we previously operated.

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

Substantially all of our facilities are subject to liens in favor of the lenders under the Credit Agreement.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq National Market System under the symbol SLGN. As of February 28, 2006, we had approximately 55 holders of record of our common stock.

On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock, which was effected in the form of a stock dividend. Our stockholders of record at the close of business on September 1, 2005 were issued one additional share of our common stock for each share of our common stock held by them on that date. Such additional shares were issued on September 15, 2005.

We began paying quarterly cash dividends on our common stock in the second quarter of 2004. In each of the second, third and fourth quarters of 2004, our Board of Directors declared a cash dividend on our common stock of $0.08 per share. In February 2005, our Board of Directors increased the amount of our quarterly cash dividend to $0.10 per share, and in each quarter of 2005 declared a cash dividend on our common stock of $0.10 per share. In March 2006, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.12 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, applicable contractual restrictions and other factors deemed relevant by our Board of Directors. We are allowed to pay cash dividends on our common stock up to specified limits under the Credit Agreement and our indenture for our 6 3/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below. Closing sales prices and cash dividends per share have been restated for the two-for-one split of our common stock that occurred on September 15, 2005.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2005
First Quarter	$34.03	$28.79	$0.10
Second Quarter	33.36	27.10	0.10
Third Quarter	34.63	27.94	0.10
Fourth Quarter	37.16	30.47	0.10

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2004
First Quarter	$23.73	$19.96	$—
Second Quarter	23.80	19.75	0.08
Third Quarter	24.66	19.75	0.08
Fourth Quarter	30.68	22.84	0.08

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2005. Our consolidated financial statements for the five years ended December 31, 2005 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2005	2004	2003(a)	2002	2001
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$2,495.6	$2,420.5	$2,312.2	$1,988.3	$1,941.0
Cost of goods sold	2,171.6	2,110.1	2,026.7	1,749.7	1,700.7

Gross profit	324.0	310.4	285.5	238.6	240.3
Selling, general and administrative expenses	114.7	108.7	108.4	76.2	78.6
Rationalization charges (credits)	0.3	2.1	9.0	(5.6)	9.3

Income from operations	209.0	199.6	168.1	168.0	152.4
Interest and other debt expense before loss on early extinguishment of debt	49.4	55.6	78.8	73.8	81.2
Loss on early extinguishment of debt	11.2	1.6	19.2	1.0	—

Interest and other debt expense	60.6	57.2	98.0	74.8	81.2

Gain on assets contributed to affiliate	—	—	—	—	4.9
Income before income taxes and equity in losses of affiliates	148.4	142.4	70.1	93.2	76.1
Provision for income taxes	60.8	58.2	27.8	36.8	30.2

Income before equity in losses of affiliates	87.6	84.2	42.3	56.4	45.9
Equity in losses of affiliates	—	—	(0.3)	(2.6)	(4.1)

Net income	$ 87.6	$ 84.2	$ 42.0	$ 53.8	$ 41.8

Per Share Data: (b)
Basic net income per share	$2.36	$2.29	$1.15	$1.48	$1.17

Diluted net income per share	$2.33	$2.26	$1.14	$1.46	$1.15

Dividends per share	$0.40	$0.23	$ —	$ —	$ —

Selected Segment Data: (c)
Net sales:
Metal food containers	$1,885.5	$1,842.1	$1,750.5	$1,487.0	$1,447.4
Plastic containers	610.1	578.4	561.7	501.3	493.6
Income from operations:
Metal food containers (d)	178.7	154.7	126.0	120.6	111.6
Plastic containers (e)	40.8	52.1	48.0	52.9	46.0

(continued)

Selected Financial Data

	Year Ended December 31,
	2005	2004	2003(a)	2002	2001
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$89.1	$102.9	$105.9	$119.2	$93.0
Depreciation and amortization (f)	121.2	118.5	111.3	95.7	95.5
Net cash provided by operating activities	209.1	277.7	223.8	149.7	175.0
Net cash used in investing activities	(86.0)	(92.9)	(310.0)	(117.2)	(59.8)
Net cash (used in) provided by financing activities	(138.1)	(161.5)	39.9	7.8	(117.3)

Balance Sheet Data (at end of period):
Goodwill, net	$201.2	$198.3	$202.4	$141.5	$141.5
Total assets	1,530.6	1,597.2	1,621.1	1,404.0	1,311.8
Total debt	700.4	841.7	1,002.6	956.8	944.8
Stockholders’ equity	273.4	207.4	120.8	63.1	15.1

Notes to Selected Financial Data

(a)	In January 2003, we acquired Thatcher Tubes. In March 2003, we acquired the remaining 65 percent equity interest in Silgan Closures that we did not already own. In April 2003, we acquired Pacific Coast’s can manufacturing business.
(b)	Per share amounts have been restated for the two-for-one stock split of our common stock that occurred on September 15, 2005.
(c)	In 2001, we contributed our metal closures business to Amcor White Cap, LLC, a joint venture of which we owned 35 percent. Prior to this, we reported the results of our metal closure business separately. In March 2003, we acquired this joint venture and renamed it Silgan Closures LLC. We report the results of Silgan Closures as part of our metal food container business. As a result, for 2001 we have included the results of the metal closures business with our metal food container business. The metal closures business had net sales of $46.3 million and income from operations of $3.3 million in 2001.
(d)	Income from operations of the metal food container business includes rationalization charges of $1.8 million and $1.2 million in 2004 and 2003, respectively, rationalization credits of $5.4 million in 2002, and net rationalization charges of $5.8 million in 2001.
(e)	Income from operations of the plastic container business includes rationalization charges of $0.3 million, $0.3 million and $7.8 million in 2005, 2004 and 2003, respectively, a rationalization credit of $0.2 million in 2002 and a rationalization charge of $3.5 million in 2001.
(f)	Depreciation and amortization excludes amortization of debt issuance costs. Depreciation and amortization includes goodwill amortization of $5.0 million in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2005. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2005 of approximately half of the market in the United States, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. We recently announced that we entered into a purchase agreement with Amcor to purchase Amcor’s White Cap closures business in Europe, Southeast Asia and South America, which would make us a leading manufacturer worldwide of metal, composite and plastic vacuum closures for food and beverage products. You should also read Note 19 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations at compounded annual rates of 8.5 percent and 11.6 percent, respectively, over the past ten years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow for other permitted purposes, such as to repay debt, repurchase shares of our common stock or pay dividends to our stockholders.

SALES GROWTH

We have increased net sales and market share in our metal food container and plastic container businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

During the past eighteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell and Pacific Coast reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top™ easy-open ends. We anticipate that the market will decline slightly in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2005, 57 percent of our metal food containers sold had a Quick Top™ easy-open end, representing an increase in unit sales of this value-added feature of 33 percent since 2002.

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $610.1 million in 2005. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. For example, following our acquisition in March 2003 of Silgan Closures, we implemented rationalization and integration plans to consolidate certain administrative functions of this business with our metal food container business and to close a higher cost manufacturing facility. We substantially completed these plans in 2004 and significantly improved the profitability of this business. Additionally, with our acquisition in April 2003 of the can manufacturing business of Pacific Coast, we were able to successfully rationalize and consolidate this business into our existing metal food container facilities and realized cost reductions and manufacturing efficiencies as a result.

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top™ easy-open ends for metal food containers. Over the past five years, we have invested $510.1 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our three largest customers, Nestlé (renewed through 2009 for approximately half of our sales under these agreements), Del Monte (renewed through 2011) and Campbell (renewed through 2013). We estimate that approximately 90 percent of our projected metal food container sales in 2006 and a majority of our projected plastic container sales in 2006 will be under multi-year arrangements.

Over the last couple of years, our plastic container business began to experience increased competitive pressures from new market entrants focused on larger customers in value-added markets. As a result, our plastic container business extended the term of several major supply agreements with various customers, but at lower prices, and elected not to meet competitive bids for some products.

Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. In each of 2005 and 2004, the steel industry in the United States announced significant price increases for steel. Under our supply arrangements, we were able to increase prices to pass through higher steel costs. For our non-contract customers, we also increased prices to pass through higher steel costs.

In the second half of 2005, the Gulf Coast experienced unforeseen hurricane activity which disrupted resin supply. Consequently, many resin suppliers, including many of our resin suppliers, declared force majeure under their supply arrangements and implemented sales volume control initiatives. As a result, our plastic container business declared force majeure under certain of its contracts. Despite these challenges, our plastic container business was able to procure sufficient quantities of resins to meet substantially all of its customer needs, although at higher prices.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of such acquisition opportunities, we intend to use our cash flow for other permitted purposes, such as to repay debt, repurchase shares of our common stock or pay dividends to our stockholders.

In 2003, we announced that in the absence of acquisitions we intended to focus on reducing our debt and expected to repay $200-$300 million of debt over the three year period from 2004 through 2006. In 2005, we exceeded our goal by completing a two-year cumulative debt reduction totaling $302 million.

In 2005, we took advantage of favorable debt markets and refinanced our previous senior secured credit facility with the Credit Agreement. As a result of this refinancing, among other things, we lowered our interest rate spreads, increased our ability to incur additional bank debt with a new $350 million uncommitted incremental loan facility and increased our flexibility under our bank covenants.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Consistent with our financial strategy, we intend to finance our acquisition of White Cap with debt. Further, since the revolving loan and term loan borrowings under the Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2005 we had $147.4 million of indebtedness which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2005, our aggregate interest and other debt expense before loss on early extinguishment of debt was 23.6 percent of our income from operations. This was lower than historic levels primarily as a result of lower average borrowings due to our debt reduction program and lower interest rate spreads from our June 2005 bank debt refinancing, offset by a higher average cost of borrowings resulting from rising interest rates. Our aggregate interest and other debt expense before loss on early extinguishment of debt was 27.9 percent and 46.9 percent of our income from operations for 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2005 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003
Operating Data:
Net sales:
Metal food containers	75.6%	76.1%	75.7%
Plastic containers	24.4	23.9	24.3

Consolidated	100.0	100.0	100.0
Cost of goods sold	87.0	87.2	87.6

Gross profit	13.0	12.8	12.4
Selling, general and administrative expenses	4.6	4.5	4.7
Rationalization charges	—	0.1	0.4

Income from operations	8.4	8.2	7.3
Interest and other debt expense before loss on early extinguishment of debt	2.0	2.3	3.5
Loss on early extinguishment of debt	0.5	—	0.8

Interest and other debt expense	2.5	2.3	4.3

Income before income taxes and equity in losses of affiliate	5.9	5.9	3.0
Provision for income taxes	2.4	2.4	1.2

Income before equity in losses of affiliate	3.5	3.5	1.8
Equity in losses of affiliate, net of income taxes	—	—	—

Net income	3.5%	3.5%	1.8%

Summary results for our business segments for the years ended December 31, 2005, 2004 and 2003 are provided below.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Net sales:
Metal food containers	$1,885.5	$1,842.1	$1,750.5
Plastic containers	610.1	578.4	561.7

Consolidated	$2,495.6	$2,420.5	$2,312.2

Income from operations:
Metal food containers (1)	$178.7	$154.7	$126.0
Plastic containers (2)	40.8	52.1	48.0
Corporate	(10.5)	(7.2)	(5.9)

Consolidated	$209.0	$199.6	$168.1

(1)	Includes rationalization charges of $1.8 million and $1.2 million in 2004 and 2003, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.
(2)	Includes rationalization charges of $0.3 million, $0.3 million and $7.8 million in 2005, 2004 and 2003, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Overview. Consolidated net sales were $2.496 billion in 2005, representing a 3.1 percent increase as compared to 2004 primarily as a result of higher average selling prices resulting from the pass through of higher raw material costs. Income from operations in 2005 increased by $9.4 million as compared to 2004 and operating margin increased to 8.4 percent from 8.2 percent for the same periods. These increases resulted primarily from productivity improvements and continued benefits from the rationalization and integration of manufacturing facilities. Net income in 2005 increased $3.4 million to $87.6 million in 2005. Our 2005 results include a non-cash, pre-tax charge of $11.2 million for the loss on early extinguishment of debt primarily as the result of the refinancing of our previous senior secured credit facility. We used strong cash flows from operations to pay down $141 million of debt during 2005, amounting to a cumulative two-year debt reduction of $302 million.

Net Sales. The $75.1 million increase in consolidated net sales in 2005 as compared to 2004 was largely the result of higher average selling prices resulting from the pass through of higher raw material costs in both the metal food container and plastic container businesses, partially offset by lower volumes in food cans and plastic containers.

Net sales for the metal food container business increased $43.4 million, or 2.4 percent, in 2005 as compared to 2004. This increase was primarily the result of higher average selling prices resulting from the pass through of higher raw material and other inflationary costs and improved unit volumes in the closures product line, partially offset by lower food can volumes.

Net sales for the plastic container business in 2005 increased $31.7 million, or 5.5 percent, as compared to 2004. This increase was primarily a result of higher average selling prices due to price increases in response to higher resin costs, partially offset by lower unit volumes.

Gross Profit. The slight increase in gross profit margin of 0.2 percentage points in 2005 as compared to 2004 was principally due to the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.0 million in 2005 as compared to 2004. As a percentage of consolidated net sales, selling, general and administrative expenses were 0.1 percentage points higher in 2005 as compared to 2004, primarily as a result of a benefit in 2004 of $3.0 million from a litigation settlement reached with an equipment supplier and additional tax and audit professional fees incurred in 2005 that are included in corporate expense.

Income from Operations. Income from operations for 2005 increased by $9.4 million as compared to 2004 and operating margin increased to 8.4 percent from 8.2 percent over the same periods. We recorded rationalization charges totaling $0.3 million in 2005 and $2.1 million in 2004.

Income from operations of the metal food container business for 2005 increased $24.0 million, or 15.5 percent, as compared to 2004, while operating margin increased to 9.5 percent from 8.4 percent over the same periods. The increases in income from operations and operating margin were principally due to the positive performance in the closures product line as a result of higher unit volumes, continued benefits from rationalization and integration activities and the combination of productivity benefits from higher capital spending over the last several years as well as price increases in response to inflationary pressures. These positive factors were partially offset by increases in other manufacturing costs, particularly energy costs, and lower unit volumes in the food can business.

Income from operations of the plastic container business for 2005 decreased $11.3 million, or 21.7 percent, as compared to 2004, and operating margin decreased to 6.7 percent from 9.0 percent over the same periods. The decreases in income from operations and operating margin were primarily as a result of lower unit volumes, increased energy costs and higher employee benefit costs, as well as the $3.0 million benefit in 2004 from a litigation settlement.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2005 was $49.4 million, a decrease of $6.2 million as compared to 2004. This decrease was primarily due to lower average borrowings as a result of our debt reduction initiative and lower interest rate spreads from the June 2005 refinancing of our previous senior secured credit facility, partially offset by a higher average cost of borrowings resulting from rising interest rates. In addition, we incurred a non-cash, pre-tax charge of $11.2 million to write-off unamortized debt issuance costs resulting from the June 2005 refinancing and the prepayment of debt in the fourth quarter of 2005. We also incurred a non-cash, pre-tax charge of $1.6 million for the write-off of unamortized debt issuance costs in 2004 as a result of the debt reduction initiative.

Income Taxes. Our effective tax rate for 2005 was 41.0 percent as compared to 40.9 percent in 2004. The 2005 effective tax rate was impacted by net adjustments to certain valuation allowances and other tax provisions as a result of the resolution of certain state and foreign tax matters, benefits of the manufacturing credit afforded under the American Jobs Creation Act, as well as the benefits of a tax initiative completed during the second quarter, offset by a tax charge for the repatriation of $64 million of cash from our Canadian operations under the American Jobs Creation Act.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Overview. Consolidated net sales were $2.421 billion in 2004, representing a 4.7 percent increase as compared to 2003 primarily as a result of the full year inclusion of Silgan Closures which was acquired in March 2003 and the effect of higher average selling prices resulting from the pass through of higher raw material costs. Income from operations in 2004 increased by $31.5 million as compared to 2003 and operating margin in 2004 increased by 0.9 percentage points as compared to 2003. These increases resulted primarily from the post-rationalization performance of Silgan Closures, the continued conversion to Quick Top™ easy-open ends and the incurrence of rationalization charges of $9.0 million in 2003. Net income in 2004 of $84.2 million increased by $42.2 million as compared to 2003 primarily as a result of the above referenced improvements in income from operations, significantly reduced interest expense attributable to the debt refinancing in late 2003 and a lower average cost of borrowings, and a non-cash, pre-tax loss on early extinguishment of debt of $19.2 million in 2003. We used strong cash flows from operations in 2004 to pay down $160.9 million of debt during the year.

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

Gross Profit. The increase in gross profit margin of 0.4 percentage points in 2004 as compared to 2003 was principally due to the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly in 2004 as compared to 2003. As a percentage of consolidated net sales, selling, general and administrative expenses were 0.2 percentage points lower in 2004 as compared to 2003, primarily as a result of a benefit of $3.0 million from a litigation settlement reached with an equipment supplier and the benefits of integrating the administrative functions of the Silgan Closures operations into our metal food container business.

Income from Operations. Income from operations for 2004 increased by $31.5 million as compared to 2003 and operating margin increased to 8.2 percent from 7.3 percent over the same periods. We recorded rationalization charges totaling $2.1 million in 2004 and $9.0 million in 2003.

Income from operations of the metal food container business for 2004 increased $28.7 million, or 22.8 percent, as compared to 2003, while operating margin increased to 8.4 percent from 7.2 percent over the same periods. The increases in income from operations and operating margin were principally due to the strong post-rationalization performance and full year inclusion of the results of the Silgan Closures business and increased sales of Quick Top™ easy-open ends for which we had made significant capital investment over the past several years. These positive factors were partially offset by higher depreciation expense and increases in other manufacturing costs.

Income from operations of the plastic container business for 2004 increased $4.1 million, or 8.5 percent, as compared to 2003, and operating margin increased to 9.0 percent from 8.5 percent over the same periods. The increases in income from operations and operating margin were primarily a result of the rationalization charge of $7.8 million incurred in 2003 and the 2004 benefit of $3.0 million from a litigation settlement. These benefits were partially offset by higher manufacturing costs, the effect of prior year price concessions and a less favorable mix of products sold.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt in 2004 decreased by $23.2 million to $55.6 million as compared to 2003. This decrease resulted primarily from lower average borrowings resulting from debt reduction and a lower average cost of borrowings. We recorded a $1.6 million charge in the fourth quarter of 2004 to write-off a portion of unamortized debt issuance costs as a result of our debt reduction program. In 2003, we recorded a $19.2 million loss on early extinguishment of debt as a result of a late-year debt refinancing.

Income Taxes. Our effective tax rate for 2004 was 40.9 percent as compared to 39.6 percent in 2003. The increase in the effective tax rate was principally due to valuation allowances established for certain state net operating loss carryovers and credits.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under our debt instruments, including our Credit Agreement. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

In 2002, we entered into an $850 million senior secured credit facility, or the 2002 Credit Facility, that provided us with $100 million of A term loans, $350 million of B term loans and revolving loans of up to $400 million, as well as a $275 million incremental term loan facility. The 2002 Credit Facility required scheduled repayments in annual installments and matured in 2008. In March 2003, we borrowed $150 million of incremental term loans under the 2002 Credit Facility, primarily to finance the acquisitions of Silgan Closures and Thatcher Tubes. In the fourth quarter of 2003, we amended the 2002 Credit Facility and borrowed an additional $200 million of incremental term loans thereunder to, among other things, redeem a portion of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. In each of 2003 and 2004, we repaid scheduled term loan installments under the 2002 Credit Facility of $23.7 million. In the fourth quarter of 2004, we utilized excess cash flows to voluntarily prepay an additional $112.2 million of term loans under the 2002 Credit Facility.

On June 30, 2005, we completed the refinancing of our 2002 Credit Facility by entering into the new $1.0 billion Credit Agreement. The Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with a revolving loan facility of up to $450 million. Under the Credit Agreement, we may use revolving loans for working capital and other general corporate purposes, including acquisitions. The Credit Agreement also provides us with an uncommitted incremental loan facility of up to an additional $350 million, which may be used to finance acquisitions and for other permitted purposes. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

On December 22, 2005, we amended our Credit Agreement to, among other things, add our wholly owned Canadian subsidiaries as borrowers under our Credit Agreement for Cdn. $45 million of incremental term loans (which term loans did not reduce the $350 million uncommitted incremental loan facility) and for up to Cdn. $14 million of revolving loans under the revolving loan facility thereunder. The proceeds from the incremental term loans were used primarily to repatriate earnings of our Canadian subsidiaries in connection with the American Jobs Creation Act.

During 2005, we repaid scheduled installments of $1.25 million of B term loans under the Credit Agreement. In addition, in the fourth quarter of 2005, we utilized excess cash flows to voluntarily prepay $50 million of A term loans and $40 million of B term loans under the Credit Agreement.

In 2005, we used cash from operations of $209.1 million, increases in outstanding checks of $18.9 million, cash balances of $15.0 million, proceeds from stock option exercises of $3.9 million and proceeds from asset sales of $3.1 million to fund net payments of debt of $141.3 million, capital expenditures of $89.1 million, dividends paid on common stock of $14.9 million and debt issuance costs of $4.7 million.

In 2004, we used cash from operations of $277.7 million, proceeds from asset sales of $10.0 million, proceeds from stock option exercises of $2.3 million and increases in outstanding checks of $6.1 million to fund capital expenditures of $102.9 million, payments of scheduled debt installments of $23.7 million and voluntary debt prepayments of $112.2 million under our 2002 Credit Facility, net repayments of revolving loans of $25.0 million, dividends paid on common stock of $8.3 million and debt issuance costs of $0.7 million and to increase cash balances by $23.3 million.

In 2004, trade accounts receivable, net decreased $11.2 million due to the timing of cash collections from our customers. Trade accounts payable increased $32.5 million due to the timing of payments and price increases of raw material purchases.

In 2003, we used cash from incremental term loan borrowings of $350 million, cash from operations of $223.8 million, proceeds from the issuance of the 6 3/4% Notes of $200 million, cash balances of $46.2 million, net borrowings of revolving loans of $25.0 million, increases in outstanding checks of $11.1 million, proceeds from asset sales of $3.7 million and proceeds from stock option exercises of $0.7 million to redeem the 9% Debentures for $516.9 million, purchase businesses for $207.8 million, fund capital expenditures of $105.9 million, repay term loans under our 2002 Credit Facility of $23.7 million and pay debt issuance costs of $6.2 million.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2005 and 2004 totaled $14.9 million and $8.3 million, respectively.

In March 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on March 27, 2006 to the holders of record of our common stock on March 13, 2006. This represents a 20 percent increase in our quarterly cash dividend. The cash payment for this quarterly dividend is expected to be approximately $4.5 million.

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity. At December 31, 2005 and 2004, there were no revolving loans outstanding. After taking into account letters of credit of $24.8 million, amounts available under the revolving credit facility of our Credit Agreement were $425.2 million on December 31, 2005.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2005, 2004 and 2003, the average amount of revolving loans outstanding, including seasonal borrowings, was $189.5 million, $170.3 million and $131.0 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $378.5 million, $305.3 million and $260.0 million, respectively. Our peak borrowings in 2005 included $88.7 million of revolving loans borrowed under our Credit Agreement to repay term loans in connection with the June 2005 refinancing of our 2002 Credit Facility.

For 2006, we estimate that we will utilize approximately $250-300 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

Consistent with our financial strategy, we intend to finance our acquisition of White Cap through borrowings under our Credit Agreement or the issuance of new senior subordinated notes by us or one of our subsidiaries, or a combination thereof. The purchase price for this acquisition is €230 million, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments. We have received a commitment from Deutsche Bank AG New York Branch, the Administrative Agent under our Credit Agreement, for a new incremental term loan of up to

€175 million under our Credit Agreement, and we could utilize revolving loans under our Credit Agreement to fund the balance of the purchase price plus fees and expenses. We also may incur additional debt to fund the operating needs of White Cap.

In addition to our operating cash needs, we believe our cash requirements over the next few years (not taking into account the acquisition of White Cap) will consist primarily of:

•	annual capital expenditures of $90 to $120 million;

•	principal amortization payments of bank term loans under the Credit Agreement and other outstanding debt agreements of $0.8 million in 2006, $14.6 million in 2007 and $69.5 million in 2008;

•	cash payments for quarterly dividends on our common stock of approximately $4.5 million (assuming our Board of Directors continues to approve dividends at the same level);

•	annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2005 were not significant);

•	our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes; and

•	payments of approximately $30 to $40 million for federal, state and foreign tax liabilities in 2006, which may increase annually thereafter.

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

The Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2006 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2005 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$700.4	$0.8	$84.1	$175.6	$439.9
Interest on fixed rate debt (2)	107.5	14.0	27.7	27.0	38.8
Interest on variable rate debt (3)	127.6	24.2	51.5	40.8	11.1
Operating lease obligations	107.0	23.8	33.6	19.3	30.3
Purchase obligations (4)	22.7	22.7	—	—	—
Other postretirement benefit obligations (5)	49.2	4.5	9.8	10.2	24.7

Total (6)	$1,114.4	$90.0	$206.7	$272.9	$544.8

(1)	These amounts represent expected cash payments of our long-term debt.
(2)	These amounts represent expected cash payments of our interest on fixed rate long-term debt.
(3)	These amounts represent expected cash payments of our interest on variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2005.
(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2015.
(6)	Based on current tax law, there are no minimum required contributions to our pension plans in 2006. However, this is subject to change based on current tax proposals before Congress, as well as in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During 2005, although we had no minimum required contributions, we made pension contributions of $37.7 million.

At December 31, 2005, we also had outstanding letters of credit of $24.8 million that were issued under the Credit Agreement.

You should also read Notes 9 and 11 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2005, we had $700.4 million of indebtedness outstanding, of which $147.4 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, floating rate interest based on the three month LIBOR rate was exchanged for fixed rates of interest ranging from 1.8 percent to 3.3 percent. At December 31, 2005, the aggregate notional principal amounts of these agreements was $350 million, with $150 million aggregate notional principal amount maturing in 2006, and $100 million aggregate notional principal amount maturing in each of 2007 and 2008. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES AND ACQUISITION RESERVES

In February 2006, we approved and announced to employees a plan to exit our Valencia, California plastic container manufacturing facility in the second quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. A rationalization charge of approximately $0.3 million for employee severance and benefits and approximately $2.2 million for the non-cash write-down in carrying value of assets will be recognized in the first quarter of 2006 for these events. Additional costs of approximately $2.0 million related primarily to plant exit costs are expected to be recognized in the remainder of 2006. Total cash expenditures related to this rationalization of approximately $2.1 million are expected primarily in 2006.

During 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to our other operating facilities. This decision resulted in charges to earnings of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through December 31, 2005 we made cash payments of $0.2 million related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

During 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility and another operation. This decision resulted in a charge to earnings during 2004 of $0.7 million, of which $0.2 million was for the non-cash write-down in carrying value of assets. Total cash payments required for the plan of $0.5 million were expended in 2004.

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, Silgan Closures and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During 2004, we finalized these plans and reduced the related acquisition reserves by approximately $0.5 million. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility, as well as the consolidation of certain administrative functions of the acquired businesses. All of these facilities have ceased manufacturing operations and required cash payments of $4.2 million and $1.3 million for employee severance and benefits and plant exist costs, respectively, are substantially complete.

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the Silgan Closures business. These plans included the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. During 2004, additional rationalization charges of $1.3 million were recorded related to these plans ($1.0 million for the metal food container business and $0.3 million for the plastic container business). Since inception, a total of $2.3 million and $1.8 million has been expended for employee severance and benefits and plant exit costs, respectively, and $6.0 million has been recorded for the non-cash write-down in carrying value of assets. In 2005, we bought out our lease obligation for $0.5 million and reversed the remaining lease obligation reserve of $0.2 million. Cash payments related to these reserves are substantially complete.

Under our rationalization and acquisition plans, we made cash payments of $1.2 million, $6.0 million and $6.0 million in 2005, 2004 and 2003, respectively. Additional cash spending is not expected to be significant for these plans.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

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

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for deferred income taxes, pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2005 and the accompanying notes included elsewhere in this Annual Report.

At December 31, 2005, Silgan Can had approximately $2.0 million of deferred tax assets relating to $5.8 million of federal net operating loss carryforwards, or NOLs, that expire between 2021 and 2022, for which no valuation allowance has been established. These NOLs are available to offset future taxable income of Silgan Can. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based on the estimated future taxable income of Silgan Can and the reversal of temporary differences in future periods. Current levels of Silgan Can pre-tax earnings are sufficient to generate the taxable income required to realize our deferred tax assets. We would reduce our deferred tax assets by a valuation allowance if it became more likely than not that a portion of these NOLs would not be utilized. If a valuation allowance were established, additional expense would be recorded within the provision for income taxes in our Consolidated Statements of Income in the period in which that determination was made. Silgan Equipment Company, or Silgan Equipment, had approximately $6.3 million of deferred tax assets relating to $17.8 million of federal NOLs that expire in 2023, which have been fully reserved for through purchase accounting.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate would increase our annual pension expense by approximately $1.1 million. For 2006, we reduced our discount rate from 6.0 percent to 5.75 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $1.6 million. For 2006, we reduced the expected long-term rate of return on our pension plan assets from 9.0 percent to 8.5 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a significant effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. We will adopt SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As permitted by SFAS No. 123, we currently account for share-based payments to employees using Accounting Principles Board, or APB, Opinion No. 25’s intrinsic value method and, as such, recognize no compensation expense for employee stock options. We do not expect the adoption of SFAS No. 123(R)’s fair value method to have a significant impact on our results of operations or financial position. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $3.5 million, $1.7 million and $0.2 million in 2005, 2004 and 2003, respectively.

In November 2005, the FASB issued FASB Staff Position, or FSP, No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is available for adoption until January 1, 2007. We are currently evaluating this transition method.

FORWARD-LOOKING STATEMENTS

The statements we have made in “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere in this Annual Report which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks. Therefore, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to retain sales with our major customers or to satisfy our obligations under our contracts; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; and other factors described elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission.

Except to the extent required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures. Certain risk factors are detailed from time to time in our various public filings. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission.

You can identify forward-looking statements by the fact that they do not relate strictly to historic or current facts. Forward-looking statements use terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “will,” “should,” “seeks,” “pro forma” or similar expressions in connection with any disclosure of future operating or financial performance. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors,” that may cause our actual results of operations, financial condition, levels of activity, performance or achievements to be materially different from any future results of operations, financial condition, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2005 and 2004, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 39 percent and 33 percent of our total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2005, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2005 interest expense by an aggregate of approximately $3.9 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2005.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we do not conduct a significant portion of our manufacturing or sales activity in foreign markets. Presently, our foreign activities are conducted primarily in Canada. Since we do not currently have significant foreign operations, we have not found it necessary to enter into any derivative financial instruments to reduce our exposure to foreign currency exchange rate risk. We recently announced that we entered into a purchase agreement with Amcor to purchase Amcor’s White Cap closures business in Europe, Southeast Asia and South America, which would make us a leading manufacturer worldwide of metal, composite and plastic vacuum closures for food and beverage products. Upon our acquisition of White Cap, we will have significant foreign operations in many foreign countries and, therefore, may enter into derivative financial instruments to reduce our exposure to foreign currency exchange rate risk. You should also read Note 19 to our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Annual Report.

COMMODITY PRICING RISK

We purchase commodities for our products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2005 and 2004, we entered into natural gas swap agreements to hedge approximately 49 percent and 25 percent, respectively, of our exposure to fluctuations in natural gas prices. At December 31, 2005, we had entered into natural gas swap agreements to hedge approximately 17 percent of our expected 2006 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Subsequent to December 31, 2005, we entered into additional natural gas swap agreements to hedge an additional 32 percent and 16 percent of our expected exposure to fluctuations in natural gas prices in 2006 and 2007, respectively. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price.

Based on our natural gas usage in 2005, a ten percent change in natural gas costs would have impacted our 2005 cost of goods sold by approximately $2.1 million, after taking into account our natural gas swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to Item 15, “Exhibits and Financial Statement Schedules,” below for a listing of financial statements and schedules included in this Annual Report which are incorporated here in this Annual Report by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, as of the end of the period covered by this Annual Report our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Annual Report has been made known to them in a timely fashion.

There were no changes in our internal controls over financial reporting during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-1.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006 in the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated here in this Annual Report by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006 in the sections entitled “Election of Directors—Compensation of Directors”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated here in this Annual Report by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006 in the sections entitled “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated here in this Annual Report by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006 in the section entitled “Certain Relationships and Related Transactions,” and is incorporated here in this Annual Report by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is set forth in our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006 in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated here in this Annual Report by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Silgan Holdings (incorporated by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

3.2	Amended and Restated By-laws of Silgan Holdings (incorporated by reference to Exhibit 3.2 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

4.1	Indenture, dated as of November 14, 2003, between Silgan Holdings and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.2	Form of Silgan Holdings 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.3	Registration Rights Agreement dated as of October 30, 2003 between Silgan Holdings and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Credit Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.3	First Amendment to Credit Agreement and US Pledge Agreement, dated as of December 19, 2005, and effective as of December 22, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 29, 2005, Commission File No. 000-22117).

10.4	US Security Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

Exhibit Number	Description
10.5	US Pledge Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.6	US Borrower/Subsidiaries Guaranty, dated as of June 30, 2005, made by each of Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation and Silgan Tubes Holding Company, in favor of the creditors thereunder (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.7	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.8	Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.17 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

+10.9	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.10	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.11	Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation’s Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.12	Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation’s Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.13	Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

+10.14	InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

Exhibit Number	Description
+10.15	Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.16	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.17	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

10.18	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.19	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.20	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.21	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.22	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.23	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 14, 2006	By	/s/ ANTHONY J. ALLOTT
Anthony J. Allott President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ R. PHILIP SILVER (R. Philip Silver)	Co-Chairman of the Board	March 14, 2006

/S/ D. GREG HORRIGAN (D. Greg Horrigan)	Co-Chairman of the Board	March 14, 2006

/S/ JOHN W. ALDEN (John W. Alden)	Director	March 14, 2006

/S/ JEFFREY C. CROWE (Jeffrey C. Crowe)	Director	March 14, 2006

/S/ WILLIAM C. JENNINGS (William C. Jennings)	Director	March 14, 2006

/S/ EDWARD A. LAPEKAS (Edward A. Lapekas)	Director	March 14, 2006

/S/ ANTHONY J. ALLOTT (Anthony J. Allott)	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/S/ ROBERT B. LEWIS (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Stamford, Connecticut

March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Stamford, Connecticut

March 8, 2006

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$20,461	$35,416
Trade accounts receivable, less allowances of $2,463 and $2,827, respectively	154,734	148,073
Inventories	318,102	318,665
Prepaid expenses and other current assets	27,244	53,776

Total current assets	520,541	555,930

Property, plant and equipment, net	758,135	792,936
Goodwill, net	201,231	198,346
Other assets, net	50,713	49,947

	$1,530,620	$1,597,159

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$846	$21,804
Trade accounts payable	247,552	244,116
Accrued payroll and related costs	60,010	57,364
Accrued liabilities	11,774	21,152

Total current liabilities	320,182	344,436

Long-term debt	699,532	819,864
Other liabilities	237,556	225,423

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 100,000,000 shares authorized, 42,622,784 and 21,108,367 shares issued and 37,265,701 and 18,422,891 shares outstanding, respectively)	426	211
Paid-in capital	139,475	131,685
Retained earnings	209,459	136,768
Accumulated other comprehensive (loss) income	(13,888)	859
Unamortized stock compensation	(1,893)	(1,694)
Treasury stock at cost (5,357,083 and 2,685,476 shares, respectively)	(60,229)	(60,393)

Total stockholders’ equity	273,350	207,436

	$1,530,620	$1,597,159

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Net sales	$2,495,551	$2,420,445	$2,312,165
Cost of goods sold	2,171,608	2,110,059	2,026,687

Gross profit	323,943	310,386	285,478
Selling, general and administrative expenses	114,668	108,716	108,393
Rationalization charges	270	2,089	8,993

Income from operations	209,005	199,581	168,092
Interest and other debt expense before loss on early extinguishment of debt	49,386	55,632	78,861
Loss on early extinguishment of debt	11,230	1,590	19,173

Interest and other debt expense	60,616	57,222	98,034
Income before income taxes and equity in losses of affiliate	148,389	142,359	70,058
Provision for income taxes	60,839	58,214	27,743

Income before equity in losses of affiliate	87,550	84,145	42,315
Equity in losses of affiliate, net of income taxes	—	—	(281)

Net income	$87,550	$84,145	$42,034

Basic net income per share (a)	$2.36	$2.29	$1.15

Diluted net income per share (a)	$2.33	$2.26	$1.14

Dividends per share (a)	$0.40	$0.23	$—

(a)	Per share amounts have been restated for the two-for-one stock split discussed in Note 1.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2003	18,231	$209	$124,872	$18,871	$(20,467)	$—	$(60,393)	$63,092
Comprehensive income:
Net income	—	—	—	42,034	—	—	—	42,034
Minimum pension liability, net of tax provision of $3,961	—	—	—	—	6,106	—	—	6,106
Change in fair value of derivatives, net of tax provision of $1,338	—	—	—	—	2,053	—	—	2,053
Foreign currency translation	—	—	—	—	6,633	—	—	6,633

Comprehensive income								56,826

Stock option exercises, including tax benefit of $240	42	1	886	—	—	—	—	887

Balance at December 31, 2003	18,273	210	125,758	60,905	(5,675)	—	(60,393)	120,805
Comprehensive income:
Net income	—	—	—	84,145	—	—	—	84,145
Minimum pension liability, net of tax benefit of $1,406	—	—	—	—	(2,154)	—	—	(2,154)
Change in fair value of derivatives, net of tax provision of $2,409	—	—	—	—	3,686	—	—	3,686
Foreign currency translation	—	—	—	—	5,002	—	—	5,002

Comprehensive income								90,679

Dividends declared on common stock	—	—	—	(8,282)	—	—	—	(8,282)
Issuance of restricted stock units	—	—	1,929	—	—	(1,929)	—	—
Amortization of stock compensation	—	—	—	—	—	235	—	235
Stock option exercises and other awards, including tax benefit of $1,736	150	1	3,998	—	—	—	—	3,999

Balance at December 31, 2004	18,423	$211	$131,685	$136,768	$859	$(1,694)	$(60,393)	$207,436

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at December 31, 2004	18,423	$211	$131,685	$136,768	$859	$(1,694)	$(60,393)	$207,436
Comprehensive income:
Net income	—	—	—	87,550	—	—	—	87,550
Minimum pension liability, net of tax benefit of $12,410	—	—	—	—	(17,857)	—	—	(17,857)
Change in fair value of derivatives, net of tax provision of $826	—	—	—	—	1,188	—	—	1,188
Foreign currency translation	—	—	—	—	1,922	—	—	1,922

Comprehensive income								72,803

Dividends declared on common stock	—	—	—	(14,859)	—	—	—	(14,859)
Net issuance of restricted stock units	—	—	777	—	—	(777)	—	—
Amortization of stock compensation	—	—	—	—	—	578	—	578
Stock option exercises, including tax benefit of $3,532	233	2	7,383	—	—	—	—	7,385
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $39	8	—	(157)	—	—	—	164	7
Two-for-one stock split, net of treasury shares of 2,679	18,602	213	(213)	—	—	—	—	—

Balance at December 31, 2005	37,266	$426	$139,475	$209,459	$(13,888)	$(1,893)	$(60,229)	$273,350

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$87,550	$84,145	$42,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,171	118,473	111,314
Amortization of debt issuance costs	2,272	3,937	3,888
Rationalization charges	270	2,089	8,993
Loss on early extinguishment of debt	11,230	1,590	19,173
Equity in losses of affiliate	—	—	457
Deferred income tax provision	33,027	42,535	25,742
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(6,661)	11,200	(12,465)
Inventories	563	1,449	28,109
Trade accounts payable	(15,502)	26,420	14,244
Accrued liabilities	(7,002)	(15,095)	(6,443)
Other, net	(17,803)	995	(11,224)

Net cash provided by operating activities	209,115	277,738	223,822

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	—	(207,793)
Capital expenditures	(89,132)	(102,868)	(105,912)
Proceeds from asset sales	3,154	9,983	3,739

Net cash used in investing activities	(85,978)	(92,885)	(309,966)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,124,425	954,325	905,800
Repayments under revolving loans	(1,124,425)	(979,325)	(880,800)
Proceeds from stock option exercises	3,853	2,262	647
Changes in outstanding checks—principally vendors	18,938	6,057	11,084
Proceeds from issuance of long-term debt	588,628	—	550,000
Repayments of long-term debt	(729,918)	(135,912)	(540,545)
Dividends paid on common stock	(14,859)	(8,282)	—
Debt issuance costs	(4,734)	(662)	(6,260)

Net cash (used in) provided by financing activities	(138,092)	(161,537)	39,926

Cash and cash equivalents:
Net (decrease) increase	(14,955)	23,316	(46,218)
Balance at beginning of year	35,416	12,100	58,318

Balance at end of year	$20,461	$35,416	$12,100

Interest paid	$50,058	$55,494	$93,514
Income taxes paid, net of refunds	25,832	5,008	2,803

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

On February 22, 2006, we entered into a purchase agreement with Amcor Limited, or Amcor, to acquire its White Cap closures business, or White Cap. This business primarily supplies metal closures to companies in the food and beverage industries in Europe, Southeast Asia and South America. See Note 19 for further discussion.

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

The principal functional currency for our foreign operations is the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive (loss) income.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on September 1, 2005 were issued one additional share of our common stock for each share of our common stock held by them on that date. The additional shares were issued on September 15, 2005. Information pertaining to the number of shares outstanding, per share amounts and stock-based compensation has been restated in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Consolidated Balance Sheets and Statements of Stockholders’ Equity. Stockholders’ equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $124.4 million at December 31, 2005 and $105.5 million at December 31, 2004 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

Inventories. Inventories are valued at the lower of cost or market (net realizable value) and the cost is principally determined on the last-in, first-out basis, or LIFO.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.2 million, $0.7 million and $1.0 million in 2005, 2004 and 2003, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill, Net. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill was not impaired in our third quarter 2005 review. Changes in the carrying amount of goodwill, net are as follows:

	Metal Food Containers	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2003	$103,030	$99,391	$202,421
Adjustments	(5,722)	1,413	(4,309)
Currency translation	—	234	234

Balance at December 31, 2004	97,308	101,038	198,346
Adjustments	4,093	(1,321)	2,772
Currency translation	—	113	113

Balance at December 31, 2005	$101,401	$99,830	$201,231

Adjustments to goodwill, net relate primarily to deferred tax items and the finalization of the valuation of assets for 2003 acquisitions during 2004.

Goodwill, net for our metal food container business includes accumulated amortization of $14.7 million at both December 31, 2005 and 2004. Goodwill, net for our plastic container business includes accumulated amortization of $11.1 million at both December 31, 2005 and 2004.

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

Other Assets, Net. Other assets, net consist principally of an intangible pension asset and debt issuance costs which are being amortized on a straight-line basis over the terms of the related debt agreements (6 to 8 years).

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Hedging Instruments. We account for derivative financial instruments under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires all derivatives to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. Income taxes are calculated for Holdings, Silgan Equipment Company, or Silgan Equipment, and Silgan Can Company, or Silgan Can, on a separate return basis. See Note 12 for further discussion.

Revenue Recognition. Revenues are recognized when goods are shipped and the title and risk of loss pass to the customer. For those sites where we operate within the customer’s facilities, title and risk of loss pass to the customer upon delivery of product to clearly delineated areas within the common facility, at which time we recognize revenues. Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of goods sold in our Consolidated Statements of Income.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, which plan replaced two previous plans under which stock options are still outstanding. Under our current stock-based compensation plan, we have issued stock options and restricted stock units to our officers, other key employees and outside directors. A restricted stock unit represents the right to receive one share of our common stock at a future date. Unvested restricted stock units that have been issued do not have dividend or voting rights and may not be disposed of or transferred during the vesting period. See Note 13 for further discussion. We apply the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock awards issued under these plans. Accordingly, no compensation expense for employee stock options is recognized, as all options granted under these plans had an exercise price that was equal to the market value of the underlying stock on the date of the grant. Restricted stock units are accounted for as fixed grants and, accordingly, the fair value at the grant date has been charged to stockholders’ equity as unamortized stock compensation and is being amortized ratably over the respective vesting period. Compensation expense of $0.6 million and $0.2 million was amortized in 2005 and 2004, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2005, 2004 and 2003, net income and basic and diluted net income per share would have been as follows:

	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$87,550	$84,145	$42,034
Add: Stock-based compensation expense included in reported net income, net of income taxes	341	135	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of income taxes	1,186	1,747	1,441

Pro forma net income	$86,705	$82,533	$40,593

Earnings per share:
Basic net income per share—as reported	$2.36	$2.29	$1.15

Basic net income per share—pro forma	2.34	2.25	1.11

Diluted net income per share—as reported	$2.33	$2.26	$1.14

Diluted net income per share—pro forma	2.31	2.23	1.11

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. We will adopt SFAS No. 151 on January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a significant effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. We will adopt SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. We do not expect the adoption of SFAS No. 123(R) to have a significant effect on our financial position or results of operations.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $3.5 million, $1.7 million and $0.2 million in 2005, 2004 and 2003, respectively.

In November 2005, the FASB issued FASB Staff Position, or FSP, No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. 123(R)-3 provides an

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is available for adoption until January 1, 2007. We are currently evaluating this transition method.

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

In March 2003, we acquired the remaining 65 percent equity interest in the Amcor White Cap, LLC joint venture that we did not already own from Amcor White Cap, Inc. for approximately $37 million in cash. Additionally, we refinanced debt of the joint venture in the amount of approximately $88 million and purchased equipment subject to a third party lease for approximately $5 million. This business operates under the name Silgan Closures LLC, or Silgan Closures, as part of our metal food container business. See Note 7 for further discussion.

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

NOTE 3. RATIONALIZATION CHARGES AND ACQUISITION RESERVES

2005 RATIONALIZATION PLAN

During 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to our other operating facilities. This decision resulted in charges to earnings during 2005 of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been substantially completed. Through December 31, 2005, we made cash payments of $0.2 million related to relocating this facility. Cash payments related to these reserves are expected through 2006 for employee severance and benefits costs.

2004 RATIONALIZATION PLANS

During 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility and another operation. This decision resulted in a charge to

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

earnings during 2004 of $0.7 million, of which $0.2 million was for the non-cash write-down in carrying value of assets. Total cash payments required for this plan of $0.5 million were expended in 2004.

2003 ACQUISITION PLANS

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes, Silgan Closures and Pacific Coast Can aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During 2004, we finalized these plans and reduced the related acquisition reserves by approximately $0.5 million. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico metal closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility. These plans included the termination of approximately 380 plant and administrative employees and other related plant exit costs. These reserves consisted of employee severance and benefits costs of $4.2 million and plant exit costs of $1.3 million related to the closing of the previously discussed acquired facilities. All of these facilities have ceased manufacturing operations and required cash payments of $4.2 million and $1.3 million for employee severance and benefits and plant exit costs, respectively, are substantially complete.

Activity in our 2003 acquisition plan reserves is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2002	$—	$—	$—
2003 Reserves Established	4,451	1,559	6,010
2003 Utilized	(1,167)	(523)	(1,690)

Balance at December 31, 2003	3,284	1,036	4,320
Finalization of 2003 Acquisition Plan Reserves	(268)	(239)	(507)
2004 Utilized	(2,856)	(751)	(3,607)

Balance at December 31, 2004	160	46	206
2005 Utilized	(151)	—	(151)

Balance at December 31, 2005	$9	$46	$55

2003 RATIONALIZATION PLANS

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico metal closures manufacturing facility, as well as to consolidate certain administrative functions of the Silgan Closures business. These plans included the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the metal food container business and $7.8 million for the plastic container business) in 2003, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. During 2004, additional rationalization charges of $1.3 million were recorded related to these plans ($1.0 million for the metal food container business and $0.3 million for the plastic container business). Since inception, a total of $2.3 million and $1.8 million has been

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

expended for employee severance and benefits and plant exit costs, respectively, and $6.0 million has been recorded for the non-cash write-down in carrying value of assets. In 2005, we bought out our lease obligation for $0.5 million and reversed the remaining lease obligation reserve of $0.2 million. Cash payments related to these reserves are substantially complete.

Activity in our 2003 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2002	$—	$—	$—	$—
2003 Rationalization Charge	2,097	1,588	5,308	8,993
2003 Utilized	(1,502)	(617)	(5,308)	(7,427)

Balance at December 31, 2003	595	971	—	1,566
2004 Rationalization Charge	272	408	662	1,342
2004 Utilized	(830)	(689)	(662)	(2,181)

Balance at December 31, 2004	37	690	—	727
2005 Utilized	(7)	(496)	—	(503)
2005 Adjustment	—	(194)	—	(194)

Balance at December 31, 2005	$30	$—	$—	$30

FAIRFIELD RATIONALIZATION PLAN

During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a final rationalization charge of $3.3 million, which consisted of $0.7 million for employee severance and benefits and $2.6 million for plant exit costs. Employee severance and benefit costs of $0.7 million were fully expended through 2002. Through December 31, 2005, a total of $2.1 million has been expended relating to plant exit costs. At December 31, 2005, this reserve had a remaining balance of $0.5 million related to plant exit costs. Although we have closed the plant, cash payments will be expended through the term of our lease. Accordingly, cash payments related to closing this facility are expected through 2009.

Activity in our Fairfield rationalization plan reserve for plant exit costs is summarized as follows (dollars in thousands):

Balance at December 31, 2002	$1,594
2003 Utilized	(321)

Balance at December 31, 2003	1,273
2004 Utilized	(380)

Balance at December 31, 2004	893
2005 Utilized	(354)

Balance at December 31, 2005	$539

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
2005 Rationalization plan	$464	$—	$—
2004 Rationalization plans	—	747	—
2003 Rationalization plans	(194)	1,342	8,993

	$270	$2,089	$8,993

At December 31, rationalization and acquisition reserves were included in our Consolidated Balance Sheets as follows:

	2005	2004
	(Dollars in thousands)
Accrued liabilities	$561	$877
Other liabilities	240	949

	$801	$1,826

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income at December 31 are as follows:

	2005	2004
	(Dollars in thousands)
Foreign currency translation	$11,559	$9,637
Change in fair value of derivatives	4,113	2,925
Minimum pension liability	(29,560)	(11,703)

Accumulated other comprehensive (loss) income	$(13,888)	$859

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the years ended December 31, 2005, 2004 and 2003 was net income (loss) of $2.5 million, ($3.4) million and ($2.2) million, net of income taxes, respectively.

We estimate that we will reclassify $2.5 million of income, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2005	2004
	(Dollars in thousands)
Raw materials	$63,923	$63,225
Work-in-process	56,085	50,366
Finished goods	214,064	198,697
Spare parts and other	16,896	19,324

	350,968	331,612
Adjustment to value inventory at cost on the LIFO method	(32,866)	(12,947)

	$318,102	$318,665

Inventories include $27.6 million and $30.0 million recorded on the first-in, first-out method at December 31, 2005 and 2004, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2005	2004
	(Dollars in thousands)
Land	$8,635	$8,984
Buildings and improvements	170,233	166,443
Machinery and equipment	1,457,962	1,395,481
Construction in progress	47,584	55,428

	1,684,414	1,626,336
Accumulated depreciation	(926,279)	(833,400)

Property, plant and equipment, net	$758,135	$792,936

NOTE 7. INVESTMENT IN EQUITY AFFILIATE

Prior to March 2003, we held a 35 percent interest in a joint venture company with Amcor Ltd. that was a leading supplier of an extensive range of metal and plastic vacuum closures to consumer goods packaging companies in the food and beverage industries in North America. The joint venture operated under the name Amcor White Cap, LLC.

In March 2003, we acquired the remaining 65 percent equity interest in the joint venture that we did not already own. The business now operates under the name Silgan Closures LLC. Prior to our acquisition of the joint venture, we accounted for our investment using the equity method. For the first two months of 2003, we recorded equity in losses of the joint venture of $0.3 million, net of income taxes. The results of Silgan Closures since March 2003 have been included with the results of our metal food container business.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2005	2004
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
Bank A term loans	375,000	63,669
Bank B term loans	83,750	574,999
Canadian term loans	38,628	—

Total bank debt	497,378	638,668

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000
Other	3,000	3,000

Total subordinated debt	203,000	203,000

Total debt	700,378	841,668
Less current portion	846	21,804

	$699,532	$819,864

The aggregate annual maturities of our debt are as follows (dollars in thousands):

2006	$846
2007	14,596
2008	69,527
2009	87,777
2010	87,777
Thereafter	439,855

$700,378

BANK CREDIT AGREEMENT

In 2002, we entered into an $850 million senior secured credit facility, or the 2002 Credit Facility, that provided us with $100 million of A term loans, $350 million of B term loans and revolving loans of up to $400 million, as well as a $275 million incremental term loan facility. The 2002 Credit Facility required scheduled repayments in annual installments and matured in 2008.

In March 2003, we borrowed $150 million of incremental term loans under the 2002 Credit Facility, primarily to finance the acquisitions of Silgan Closures and Thatcher Tubes. In the fourth quarter of 2003, we amended the 2002 Credit Facility and borrowed an additional $200 million of incremental term loans under the 2002 Credit Facility to, among other things, redeem a portion of our 9% Senior Subordinated Debentures due 2009, or the 9% Debentures. In each of 2003 and 2004, we repaid scheduled term loan installments under the 2002 Credit Facility of $23.7 million. In the fourth quarter of 2004, we utilized excess cash flows to voluntarily prepay an additional $112.2 million of term loans under the 2002 Credit Facility. As a result of these prepayments, we recorded a non-cash, pre-tax charge of $1.6 million for the loss on early extinguishment of debt to write-off a portion of our unamortized debt issuance costs.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

On June 30, 2005, we completed the refinancing of the 2002 Credit Facility by entering into a new $1.0 billion senior secured credit facility, or the Credit Agreement. Our Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with up to $450 million of revolving loans which may be denominated entirely in U.S. Dollars, or a portion of which may be denominated in Euros or Pounds Sterling. Pursuant to the Credit Agreement, we also have a $350 million uncommitted incremental loan facility, of which all of it may be borrowed in the form of term loans and up to $150 million may be borrowed in the form of revolving loans under the revolving loan facility. As a result of this refinancing, we recorded a non-cash, pre-tax charge of $11.0 million for the loss on early extinguishment of debt to write-off unamortized debt issuance costs of the 2002 Credit Facility.

The uncommitted incremental term loan facility of the Credit Agreement provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance acquisitions, refinance any indebtedness assumed as part of such acquisitions, refinance or repurchase subordinated debt as permitted and repay outstanding revolving loans.

On December 22, 2005, we amended our Credit Agreement to, among other things, add our wholly owned Canadian subsidiaries as borrowers under our Credit Agreement for Cdn. $45 million of incremental term loans (which term loans did not reduce the $350 million uncommitted incremental loan facility) and for up to Cdn. $14 million of revolving loans under our existing revolving loan facility. The amendment also increases the amount of incremental revolving loans permitted under our uncommitted incremental loan facility from $150 million to $200 million.

The A term loans and Canadian term loans mature on June 30, 2011, and the B term loans mature on June 30, 2012. Principal on each tranche of term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. The scheduled installments began in 2005 for the B term loans and begin in 2007 for the A term loans and in 2008 for the Canadian term loans.

The Credit Agreement requires us to prepay the term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. Generally, mandatory prepayments of term loans are allocated pro rata to the A term loans, B term loans and Canadian term loans (provided that no more than 25 percent of the initial principal amount of the Canadian term loans are subject to mandatory prepayment during the first five years) and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the term loans. Voluntary prepayments of term loans may be applied to any tranche of term loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments. Additionally, any mandatory and voluntary prepayments of A term loans in 2005 and 2006 are applied first to the scheduled amortization payment of A term loans due in 2007 and, to the extent in excess thereof, pro rata to the remaining installments of A term loans, and any voluntary prepayments of Canadian term loans in 2005, 2006 and 2007 are applied first to the scheduled amortization payment of Canadian term loans due in 2008 and, to the extent in excess thereof, pro rata to the remaining installments of Canadian term loans.

During 2005, we repaid scheduled installments of $1.25 million of B term loans under the Credit Agreement. In addition, in the fourth quarter of 2005, we utilized excess cash flows to voluntarily prepay $50 million of A term loans and $40 million of B term loans under the Credit Agreement. The prepayment of

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

the A term loans was applied in its entirety to the 2007 scheduled installment. As a result of these prepayments, we recorded a non-cash, pre-tax charge of $0.2 million for the loss on early extinguishment of debt to write-off a portion of our unamortized debt issuance costs for the year ended December 31, 2005.

Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on June 30, 2011. At December 31, 2005 and 2004, there were no revolving loans outstanding. After taking into account letters of credit of $24.8 million, borrowings available under the revolving loan facility of the Credit Agreement were $425.2 million on December 31, 2005.

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus in either case an applicable margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG New York Branch, or Deutsche Bank, or  1/2 of one percent in excess of the overnight federal funds rate. The interest rate for Canadian term loans and Canadian revolving loans will either be Canadian prime rate plus the applicable margin for A term loans or U.S. revolving loans, as the case may be, maintained as base rate loans or the Bankers’ Acceptance discount rate plus the applicable margin for the A term loans or U.S. revolving loans, as the case may be, maintained as LIBOR loans. The interest periods for LIBOR loans and Bankers’ Acceptance discount rate loans may be one, two, three, six or, to the extent available, twelve months or, in the case of LIBOR loans only, seven days.

Currently, A term loans and revolving loans that are maintained as base rate borrowings bear interest at the base rate plus a 0 percent margin, and A term loans and revolving loans that are maintained as LIBOR rate borrowings bear interest at the applicable LIBOR rate plus a 1.0 percent margin. In accordance with the Credit Agreement, the interest rate margin on A term loans and U.S. revolving loans (and therefore Canadian term loans and Canadian revolving loans) will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. The interest rate for B term loans is the base rate plus a margin of 0.25 percent or LIBOR plus a margin of 1.25 percent. The margin for B term loans is fixed through maturity. As of December 31, 2005, the interest rate for A term and U.S. revolving loans maintained as LIBOR loans and B term loans maintained as LIBOR loans was 5.53 percent and 5.78 percent, respectively. There were no base rate borrowings outstanding at December 31, 2005.

For 2005, 2004 and 2003, the weighted average annual interest rate paid on term loans was 4.8 percent, 3.5 percent and 3.4 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 4.7 percent, 3.4 percent and 3.5 percent, respectively. We have entered into interest rate swap agreements with an aggregate notional amount of $350 million to convert interest rate exposure from variable rates to fixed rates of interest. See Note 9 which includes a discussion of our interest rate swap agreements.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2005). The commitment fee is reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

effect for revolving loans maintained as LIBOR loans (1.0 percent at December 31, 2005) and to the issuers of letters of credit of a facing fee of  1/8 of one percent per annum, in each case calculated on the aggregate stated amount of all letters of credit.

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries, and is secured by a pledge of the stock of certain of our subsidiaries (only 65 percent of the stock of our Canadian subsidiaries) and by a security interest in certain of our assets and certain of our U.S. subsidiaries’ assets. The Canadian indebtedness under the Credit Agreement is also guaranteed by our wholly owned Canadian subsidiaries and is also secured by a pledge of all of the stock of our Canadian subsidiaries and by a security interest in certain of our Canadian subsidiaries’ assets. At December 31, 2005, we had assets of a U.S. subsidiary of $119.6 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2005, 2004 and 2003, the average amount of revolving loans outstanding, including seasonal borrowings, was $189.5 million, $170.3 million and $131.0 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $289.8 million, $305.3 million and $260.0 million, respectively. The 2005 peak borrowings amount does not include $88.7 million of revolving loans borrowed under the Credit Agreement to repay term loans in connection with the June 2005 refinancing of our 2002 Credit Facility.

6 3/4% SENIOR SUBORDINATED NOTES

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

December 31, 2005, 2004 and 2003

The 6 3/4% Notes are redeemable, at the option of Holdings, in whole or in part, at any time after November 15, 2008 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning November 15, of the years set forth below:

Year	Redemption Price
2008	103.375%
2009	102.250%
2010	101.125%
Thereafter	100.000%

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

9% SENIOR SUBORDINATED DEBENTURES

In 2003, we redeemed all $500 million principal amount of our outstanding 9% Debentures. The redemption price was 103.375% of the principal amount, or $516.9 million, plus accrued and unpaid interest to the redemption date. We funded the redemption with the 6 3/4% Notes, incremental term loans and revolving loans under the 2002 Credit Facility and funds from operations. As a result, in 2003, we recorded a loss on early extinguishment of debt of $19.2 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and unamortized premium related to the 9% Debentures.

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

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Bank debt	$497,378	$497,378	$638,668	$638,668
6 3/4% Notes	200,000	200,000	200,000	208,000
Interest rate swap agreements	(7,024)	(7,024)	(4,776)	(4,776)
Natural gas swap agreements	(448)	(448)	188	188

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank term loans approximate their fair values.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

6 3/4% Notes: The fair value of our 6 3/4% Notes is estimated based on quoted market prices.

Interest rate and natural gas swap agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2005 and 2004 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2005, the ineffectiveness of our hedges did not have a significant impact on our net income. During 2004 and 2003, ineffectiveness of our hedges increased (reduced) net income by $1.0 million and ($0.5) million, respectively, and was recorded primarily in interest and other debt expense in our Consolidated Statements of Income.

The fair value of the outstanding swap agreements in effect at December 31, 2005 and 2004 was recorded in our Consolidated Balance Sheets as other assets of $7.5 million and a net asset of $4.6 million ($5.1 million in other assets, $0.3 million in accrued interest payable and $0.2 million in other liabilities), respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive (loss) income.

INTEREST RATE SWAP AGREEMENTS

We have entered into interest rate swap agreements with major banks to manage a portion of our exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. At December 31, 2005 and 2004, the aggregate notional principal amount of these agreements was $350 million and $450 million, respectively. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 1.8 percent to 3.3 percent and receive floating rates of interest based on three month LIBOR. These agreements mature as follows: $150 million aggregate notional principal amount in 2006 and $100 million aggregate notional principal amount in each of 2007 and 2008. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net receipts (payments) of $3.8 million, ($7.2) million and ($4.8) million were received (paid) under these interest rate swap agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 49 percent and 25 percent of our exposure to fluctuations in natural gas prices in 2005 and 2004, respectively. Under these agreements, we paid fixed natural gas prices ranging from $5.46 to $13.35 per MMBtu and received a NYMEX-based natural gas price. Payments received under natural gas swap agreements were $1.0 million, $0.5 million and $1.2 million during 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the aggregate notional principal amount of our natural gas swap agreements was 0.4 million and 0.5 million MMBtu of natural gas, respectively. Agreements outstanding at December 31, 2005 are with a major financial institution that is expected to fully perform under the terms thereof. Under these agreements, we pay fixed natural gas prices ranging from $7.65 to $11.25 per MMBtu and receive a NYMEX-based natural gas price. These gas swap agreements mature in 2006. To the extent these agreements are effective as hedges, gains and losses are deferred and recognized when the related costs are recorded to cost of goods sold.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Del Monte Corporation and Nestlé Food Company) accounted for approximately 33.7 percent, 34.6 percent and 33.0 percent of our net sales in 2005, 2004 and 2003, respectively. The receivable balances from these customers collectively represented 26.8 percent and 27.4 percent of our trade accounts receivable at December 31, 2005 and 2004, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2006	$23,811
2007	19,822
2008	13,785
2009	10,647
2010	8,662
Thereafter	30,283

$107,010

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Rent expense was $28.5 million, $27.4 million and $27.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, we had noncancelable commitments for 2006 capital expenditures of $22.7 million.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Change in Benefit Obligation
Obligation at beginning of year	$349,281	$322,796	$87,345	$92,877
Service cost	12,440	11,590	1,416	1,419
Interest cost	20,649	19,923	4,882	5,041
Actuarial losses (gains)	17,856	10,544	3,763	(7,401)
Plan amendments	691	1,226	(28,114)	—
Benefits paid	(16,510)	(16,798)	(5,390)	(5,596)
Participants’ contributions	—	—	987	1,005

Obligation at end of year	384,407	349,281	64,889	87,345

Change in Plan Assets
Fair value of plan assets at beginning of year	299,687	254,558	—	—
Actual return on plan assets	13,993	27,483	—	—
Employer contributions	37,739	37,029	4,403	4,591
Participants’ contributions	—	—	987	1,005
Benefits paid	(16,510)	(16,798)	(5,390)	(5,596)
Expenses	(2,022)	(2,585)	—	—

Fair value of plan assets at end of year	332,887	299,687	—	—

Funded Status
Funded Status	(51,520)	(49,594)	(64,889)	(87,345)
Unrecognized actuarial loss	74,852	44,316	16,517	12,976
Unrecognized prior service cost	18,288	20,728	(27,923)	24

Net asset (liability) recognized	$41,620	$15,450	$(76,295)	$(74,345)

Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$47,992	$28,735	$—	$—
Accrued benefit cost	(71,501)	(46,961)	(76,295)	(74,345)
Intangible asset	15,492	14,306	—	—
Accumulated other comprehensive loss	49,637	19,370	—	—

Net asset (liability) recognized	$41,620	$15,450	$(76,295)	$(74,345)

The accumulated benefit obligation for all defined benefit plans at December 31, 2005 and 2004 was $356.3 million and $322.1 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $384.4 million, $356.3 million and $332.9 million, respectively, at December 31, 2005 and $259.8 million, $243.1 million and $218.6 million, respectively, at December 31, 2004.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services, and the Medicare subsidy expected to be received are as follows (dollars in thousands):

	Pension	Other Postretirement
2006	$18,525	$4,489
2007	19,435	4,873
2008	20,260	4,964
2009	21,227	5,028
2010	22,419	5,137
2011 - 2015	130,367	24,693

	$232,233	$49,184

Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	3.30%	3.30%
Health care cost trend rate:
Assumed for next year	10%	10%
Ultimate rate	5%	5%
Year that the ultimate rate is reached	2011	2010

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
Service cost	$12,440	$11,590	$10,047	$1,416	$1,419	$2,264
Interest cost	20,649	19,923	17,757	4,882	5,041	5,121
Expected return on plan assets	(26,173)	(22,249)	(15,337)	—	—	—
Amortization of prior service cost	3,178	3,329	2,802	(167)	5	5
Amortization of actuarial losses	1,476	1,138	1,372	222	252	320
Settlement or curtailment loss	—	—	149	—	—	—

Net periodic benefit cost	$11,570	$13,731	$16,790	$6,353	$6,717	$7,710

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Our principal pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2005	2004	2003
Discount rate	6.00%	6.25%	7.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	3.30%	3.30%	3.60%
Health care cost trend rate	10%	10%	11%

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$709	$(590)
Effect on postretirement benefit obligation	5,455	(4,589)

In December 2003, the U.S. enacted into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003,” or the Act. The Act introduces a prescription drug benefit under Medicare, or Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Plan D.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act and was effective for us on July 1, 2004. FSP No. 106-2 requires recognition of the change in postretirement benefit obligation resulting from the federal subsidy as an actuarial gain. Some of our retiree medical programs already provide prescription drug coverage for retirees over age 65 that is at least as generous as the benefit to be provided under Medicare. This Act will reduce our share of the obligations for future retiree medical benefits in these instances. We incorporated the effects of this Act at our December 31, 2004 postretirement plan measurement date and, accordingly, reduced our accumulated postretirement benefit obligation by $2.5 million at December 31, 2004. In January 2005, final regulations around the Act were released which allowed for an additional reduction to our accumulated postretirement benefit obligation of $2.7 million at December 31, 2005. As a result of the Act and final regulations, our 2005 net periodic postretirement benefit expense was reduced by $0.8 million.

In the fourth quarter of 2005, we amended certain of our postretirement benefit plans to eliminate medical and prescription drug benefits for Medicare eligible retirees. These plan amendments have reduced our postretirement benefit obligation by $28.1 million at December 31, 2005, which amount will be amortized as a reduction of retiree medical expense over the participants’ average remaining service life of approximately 11 years. The impact of these plan amendments on our 2005 net periodic postretirement benefit cost was not significant.

We participate in several multi-employer pension plans which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2005, 2004 and 2003 were $6.2 million, $6.1 million and $5.7 million, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $8.1 million in 2005, $7.2 million in 2004 and $7.7 million in 2003.

PLAN ASSETS

The weighted-average asset allocation for our pension plans at December 31 was as follows:

	2005	2004
Equity securities	53%	57%
Debt securities	37%	41%
Cash and cash equivalents	10%	2%

	100%	100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58%/42% allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. At December 31, 2005, the timing of our cash contributions resulted in a higher than targeted investment in cash and cash equivalents.

Based on current tax law, there are no minimum required contributions to our pension plans in 2006. However, this is subject to change based on current tax proposals before Congress, as well as in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. Therefore, at our discretion, we may fund amounts in excess of the minimum in 2006.

NOTE 12. INCOME TAXES

The components of the provision for income taxes are as follows:

	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$20,981	$7,727	$(1,081)
State	4,460	4,620	(194)
Foreign	2,371	3,332	3,100

Current income tax provision	27,812	15,679	1,825

Deferred:
Federal	31,810	39,724	22,885
State	1,173	2,776	2,763
Foreign	44	35	94

Deferred income tax provision	33,027	42,535	25,742

	$60,839	$58,214	$27,567

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The provision for income taxes is included in our Consolidated Statements of Income as follows:

	2005	2004	2003
	(Dollars in thousands)
Income before equity in losses of affiliate	$60,839	$58,214	$27,743
Equity in losses of affiliate	—	—	(176)

	$60,839	$58,214	$27,567

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2005	2004	2003
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$51,936	$49,825	$24,360
State income taxes, net of federal tax benefit	6,281	6,028	3,174
Tax liabilities no longer required	(3,123)	(464)	(2,420)
Repatriation of previously unremitted foreign earnings	4,222	—	—
Valuation allowance	2,518	1,874	1,488
Other	(995)	951	965

	$60,839	$58,214	$27,567

Effective tax rate	41.0%	40.9%	39.6%

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Pension and postretirement liabilities	$34,630	$32,721
Rationalization and other accrued liabilities	14,908	16,133
AMT and other credit carryforwards	15,505	18,397
Net operating loss carryforwards	15,562	26,353
Other	—	12,631

Total deferred tax assets	80,605	106,235

Deferred tax liabilities:
Property, plant and equipment	(149,883)	(148,107)
Other	(11,567)	(7,015)

Total deferred tax liabilities	(161,450)	(155,122)

Valuation allowance	(17,785)	(17,963)

Net deferred tax liability	$(98,630)	$(66,850)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $10.2 million and $36.4 million, respectively, and long-term deferred tax liabilities of $108.8 million and $103.3 million, respectively.

The valuation allowance in 2005 includes deferred tax assets of $6.2 million resulting from prior year acquired operations. Subsequent recognition of these tax benefits, if any, will be allocated to reduce goodwill of the acquired operations. The valuation allowance also includes losses of certain foreign operations of $2.1 million, capital loss carryforwards of $4.1 million, state and local net operating loss and credit carryforwards totaling $2.9 million and foreign tax credit carryforwards totaling $2.5 million.

The valuation allowance for deferred tax assets decreased in 2005 by $0.2 million. This net change was principally comprised of a decrease related to prior year acquired operations totaling $1.5 million and a decrease related to state and local and foreign net operating loss carryforwards, or NOLs, totaling $1.2 million, which were partially offset by an increase related to excess foreign tax credits totaling $2.5 million.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can and Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. At December 31, 2005, Silgan Can has federal NOLs of approximately $5.8 million that are available to offset its future taxable income and that expire from 2021 through 2022. Silgan Equipment has federal NOLs of approximately $17.8 million that expire in 2023 and which have a full valuation allowance recorded against them in purchase accounting.

At December 31, 2005, we had $2.5 million of alternative minimum tax credits and Silgan Can had $6.5 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments. We also had state tax NOLs of approximately $4.9 million, net of any valuation allowances, that are available to offset future taxable income and that expire from 2006 to 2025.

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA provides for a dividend received deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. In the fourth quarter of 2005, we repatriated substantially all of our previously unremitted foreign earnings from our Canadian operations in the form of a $64 million dividend. Accordingly, we have recorded a provision for income taxes on such previously unremitted foreign earnings of $4.2 million in the fourth quarter of 2005. Prior to 2005, accumulated earnings of our Canadian subsidiaries were expected to be indefinitely reinvested and, accordingly, applicable U.S. federal taxes were not provided. Pre-tax income of our Canadian subsidiaries was $8.1 million in 2005, $9.8 million in 2004 and $9.4 million in 2003.

NOTE 13. STOCK-BASED COMPENSATION

In May 2004, we adopted the Silgan Holdings Inc. 2004 Stock Incentive Plan, or the Plan, which provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. The Plan replaces our previous stock option plans, and all shares of our common stock reserved for issuance under those plans will no longer be available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2005, 1,550,144 shares were available for issuance under the Plan.

The following is a summary of stock option activity for years ended December 31, 2005, 2004 and 2003:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	1,534,720	$10.00

Granted	463,000	$14.59
Exercised	(84,400)	7.67
Canceled	(59,600)	8.99

Options outstanding at December 31, 2003	1,853,720	11.28

Granted	70,000	$22.57
Exercised	(298,200)	7.59
Canceled	(20,000)	4.07

Options outstanding at December 31, 2004	1,605,520	12.55

Granted	—	$—
Exercised	(406,050)	9.49
Canceled	(30,150)	16.49

Options outstanding at December 31, 2005	1,169,320	13.51

At December 31, 2005, 2004 and 2003, the remaining contractual life of options outstanding was 5.2 years, 5.8 years and 6.7 years, respectively, and there were 775,468, 792,082 and 692,096 options exercisable with weighted average exercise prices of $11.90, $10.85 and $9.36, respectively.

The following is a summary of stock options outstanding and exercisable at December 31, 2005 by range of exercise price:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 6.94 – $ 7.05	351,440	4.1	$7.04	351,440	$7.04
8.50 – 15.10	235,000	5.8	10.65	137,000	10.49
16.03 – 16.54	241,000	5.0	16.51	100,000	16.54
18.38 – 23.48	341,880	6.0	20.01	187,028	19.57

	1,169,320			775,468

The weighted average fair value of options granted was $10.13 and $8.04 for 2004 and 2003, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The fair value was calculated using the Black-Scholes option-pricing model based on the following weighted average assumptions for grants made in 2004 and 2003:

	2004	2003
Risk-free interest rate	3.4%	3.7%
Expected volatility	54.4%	56.7%
Dividend yield	1.0%	—
Expected option life (years)	5	6

In 2005 and 2004, we granted 21,000 and 74,000 restricted stock units, respectively, to certain of our officers and key employees. The fair value of these units at the date of grant was $0.7 million and $1.8 million for 2005 and 2004, respectively. These restricted stock units vest ratably over a five-year period from the date of grant.

In 2005 and 2004, we granted 7,128 and 6,000 restricted stock units, respectively, to the independent members of our Board of Directors, which vested in full in one year and six months, respectively, from the date of grant. The fair value of these units at the date of grant was $0.2 million and $0.1 million for 2005 and 2004, respectively.

The following is a summary of restricted stock unit activity for the years ended December 31, 2005 and 2004:

Restricted Stock Units
Restricted stock units outstanding at December 31, 2003	—
Granted	80,000
Released	(1,500)
Canceled	—

Restricted stock units outstanding at December 31, 2004	78,500

Granted	28,128
Released	(14,800)
Canceled	(3,200)

Restricted stock units outstanding at December 31, 2005	88,628

The weighted average fair value per share for restricted stock units granted during 2005 and 2004 was $30.30 and $24.12, respectively.

NOTE 14. CAPITAL STOCK AND DIVIDENDS

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Our Board of Directors previously authorized the repurchase of up to $70.0 million of our common stock from time to time in the open market, through privately negotiated transactions or through block purchases. Our repurchases of common stock are recorded as treasury stock and result in a charge to stockholders’ equity. As of December 31, 2005, we had repurchased 5,417,952 shares under this program for $61.0 million. We did not make any purchases under this program in 2005, 2004 or 2003.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

During 2005, we issued 14,800 treasury shares at a cost of $13.25 per share, for restricted stock units that vested during the period. We account for the treasury shares using the first-in, first-out (FIFO) cost method. In accordance with the Plan, we repurchased 931 shares of our common stock at an average cost of $34.19 per share to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2005 and 2004 totaled $14.9 million and $8.3 million, respectively.

In March 2006, our Board of Directors approved a 20 percent increase to the quarterly cash dividend and simultaneously declared a quarterly cash dividend on our common stock of $0.12 per share, payable on March 27, 2006 to holders of record of our common stock on March 13, 2006. The cash payment for this quarterly dividend is expected to be approximately $4.5 million.

NOTE 15. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2005	2004	2003
	(Dollars and shares in thousands)
Net income	$87,550	$84,145	$42,034

Weighted average number of shares used in:
Basic earnings per share	37,104	36,747	36,498
Dilutive common stock equivalents:
Stock options and restricted stock units	481	477	331

Diluted earnings per share	37,585	37,224	36,829

There were no antidilutive stock options in 2005. Options to purchase 20,000 to 30,000 shares of common stock at prices ranging from $21.36 to $23.48 per share for 2004 and 271,880 to 466,880 shares of common stock at prices ranging from $11.07 to $21.11 per share for 2003 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. In addition, 10,000 restricted stock units issued at $33.13 for 2005, and 28,848 restricted stock units issued at values ranging from $23.48 to $23.63 for 2004 were also excluded from the computation of diluted earnings per share because they were antidilutive.

NOTE 16. RELATED PARTY TRANSACTIONS

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $1.3 million, $1.4 million and $1.1 million in 2005, 2004 and 2003, respectively, which was less than 0.1 percent of Landstar System, Inc.’s revenue in each of the corresponding years. Mr. Crowe, a director of Holdings, is the Chairman of the Board of Landstar System, Inc.

Prior to July 2003, Leigh Abramson, a former Managing Director of Morgan Stanley, served as a director of Holdings. In 2003, we entered into natural gas swap agreements with Morgan Stanley Capital Group, Inc., or MSCG, an affiliate of Morgan Stanley, for an aggregate notional principal amount of 0.8 million MMBtu of natural gas. During 2003, an aggregate notional principal amount of 0.9 million MMBtu of these natural gas

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

swap agreements were settled under which we received $1.2 million from MSCG. In 2003, we paid Morgan Stanley and Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley, a combined $2.2 million in fees related to the issuance of the 6 3/4% Notes and to the 2002 Credit Facility.

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

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter (see Note 18).

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers (1)	Plastic Containers (2)	Corporate	Total
	(Dollars in thousands)
2005
Net sales	$1,885,505	$610,046	$—	$2,495,551
Depreciation and amortization	78,387	42,731	53	121,171
Segment income from operations	178,697	40,815	(10,507)	209,005

Segment assets	1,021,970	490,161	—	1,512,131
Capital expenditures	64,598	24,289	245	89,132

2004
Net sales	$1,842,095	$578,350	$—	$2,420,445
Depreciation and amortization	76,957	41,481	35	118,473
Segment income from operations	154,718	52,074	(7,211)	199,581

Segment assets	1,024,297	530,714	—	1,555,011
Capital expenditures	59,039	43,778	51	102,868

2003
Net sales	$1,750,510	$561,655	$—	$2,312,165
Depreciation and amortization	70,349	40,925	40	111,314
Segment income from operations	125,938	48,010	(5,856)	168,092

Segment assets	1,081,463	499,848	—	1,581,311
Capital expenditures	67,610	38,294	8	105,912

(1)	Segment income from operations for the metal food container business includes rationalization charges of $1.8 million and $1.2 million in 2004 and 2003, respectively.
(2)	Segment income from operations for the plastic container business includes rationalization charges of $0.3 million, $0.3 million and $7.8 million in 2005, 2004 and 2003, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Total segment income from operations is reconciled to income before income taxes and equity in losses of affiliate as follows:

	2005	2004	2003
	(Dollars in thousands)
Total segment income from operations	$209,005	$199,581	$168,092
Interest and other debt expense	60,616	57,222	98,034

Income before income taxes and equity in losses of affiliate	$148,389	$142,359	$70,058

Total segment assets at December 31 are reconciled to total assets as follows:

	2005	2004
	(Dollars in thousands)
Total segment assets	$1,512,131	$1,555,011
Other assets	18,489	42,148

Total assets	$1,530,620	$1,597,159

Financial information relating to our operations by geographic area is as follows:

	2005	2004	2003
	(Dollars in thousands)
Net sales:
United States	$2,414,647	$2,348,710	$2,241,204
Canada	80,904	71,735	65,419
Mexico	—	—	5,542

Total net sales	$2,495,551	$2,420,445	$2,312,165

Long-lived assets:
United States	$929,069	$960,929
Canada	30,297	30,353
Mexico	—	—

Total long-lived assets	$959,366	$991,282

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 11.9 percent, 12.8 percent and 11.1 percent of our consolidated net sales during 2005, 2004 and 2003, respectively. Sales of our metal food containers segment to Del Monte Corporation accounted for 10.4 percent, 10.6 percent, and 10.8 percent of our consolidated net sales during 2005, 2004 and 2003, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 9.8 percent, 9.5 percent and 9.5 percent of our consolidated net sales during 2005, 2004 and 2003, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2005 and 2004:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2005 (1)
Net sales	$530,044	$581,158	$797,514	$586,835
Gross profit	62,183	77,769	116,279	67,712
Net income	12,929	15,418	45,231	13,972

Basic net income per share (3)	$0.35	$0.42	$1.22	$0.38
Diluted net income per share (3)	0.34	0.41	1.20	0.37

Dividends per share	$0.10	$0.10	$0.10	$0.10

2004 (2)
Net sales	$518,331	$551,311	$784,847	$565,956
Gross profit	62,160	71,755	105,801	70,670
Net income	11,085	18,239	38,455	16,366

Basic net income per share (3)	$0.30	$0.50	$1.05	$0.44
Diluted net income per share (3)	0.30	0.49	1.03	0.44

Dividends per share	$ —	$0.08	$0.08	$0.08

(1)	The first and second quarters of 2005 include rationalization charges of $0.3 million and $0.2 million, respectively. The fourth quarter of 2005 includes a rationalization credit of $0.2 million. The second and fourth quarters of 2005 also include a loss on early extinguishment of debt of $11.0 million and $0.2 million, respectively. In addition, in the fourth quarter of 2005, we recognized additional tax expense of $3.7 million from a change in our annual effective income tax rate.
(2)	The first, second, third and fourth quarters of 2004 include rationalization charges of $1.0 million, $0.2 million, $0.1 million and $0.8 million, respectively. The fourth quarter of 2004 includes a benefit of $3.0 million for a litigation settlement and a loss on early extinguishment of debt of $1.6 million. In addition, in the fourth quarter of 2004, we recognized additional tax expense of $2.0 million resulting from a change in our annual effective income tax rate and a benefit to health and welfare expense of $1.9 million, net of income taxes, to adjust estimated amounts to our most current claim information.
(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

NOTE 19. SUBSEQUENT EVENTS

ACQUISITION

On February 22, 2006, we announced that we had entered into a purchase agreement with Amcor pursuant to which, upon the terms and subject to the conditions set forth therein, through directly or indirectly owned subsidiaries, we will acquire from Amcor and certain of its subsidiaries the entities and in some cases the assets of entities engaged in the White Cap closures business in Europe, Southeast Asia and South America. Such business consists of developing, manufacturing, marketing, distributing, selling and servicing metal, plastic and composite vacuum closures for jars and containers and related capping

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

equipment for the food and beverage industries from plants and/or sales offices in Germany, Italy, Poland, Turkey, the Philippines, China, Brazil, Austria, Belgium, France, Hungary, the Netherlands, Spain, Sweden, Ukraine, the United Kingdom and Venezuela under the “White Cap” brand and the licensing of others to do the same in Israel, Japan, South Africa, India, Korea, Australia and New Zealand. This business had sales (unaudited) of approximately €240 million for its fiscal year ended June 30, 2005, is headquartered in Hanover, Germany and operates a total of 10 manufacturing facilities.

In addition to the assumption of certain liabilities, the purchase price for White Cap is €230 million in cash, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments.

We intend to finance this acquisition through borrowings under our Credit Agreement or the issuance of new senior subordinated notes by us or one of our subsidiaries, or a combination thereof. We have received a commitment from Deutsche Bank, the Administrative Agent under our Credit Agreement, for a new incremental term loan of up to €175 million under such facility, and we could utilize revolving loans under our Credit Agreement to fund the balance of the purchase price plus fees and expenses.

Consummation of this acquisition is subject to various specific closing conditions and other customary closing conditions, including, among others, (a) certain regulatory approvals, including antitrust clearances, (b) absence of any law or order prohibiting the closing, (c) the absence of any change, development or event that would reasonably be expected to have a material adverse effect on the business and (d) certain third party agreements and consents. Unless mutually agreed by us and Amcor, the closing of this acquisition may not occur earlier than ninety days after the date of the purchase agreement. Either party can terminate the purchase agreement if the closing has not occurred by July 31, 2006.

2006 RATIONALIZATION PLAN

In February 2006, we approved and announced to employees a plan to exit our Valencia, California plastic container manufacturing facility in the second quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. A rationalization charge of approximately $0.3 million for employee severance and benefits and approximately $2.2 million for the non-cash write-down in carrying value of assets will be recognized in the first quarter of 2006 for these events. Additional costs of approximately $2.0 million related primarily to plant exit costs are expected to be recognized in the remainder of 2006. Total cash expenditures related to this rationalization of approximately $2.1 million are expected primarily in 2006.

NATURAL GAS SWAP AGREEMENTS

Subsequent to December 31, 2005, we entered into natural gas swap agreements for an aggregate notional principal amount of 0.8 million and 0.4 million MMBtu of natural gas maturing in 2006 and 2007, respectively, to manage our exposure to fluctuations in natural gas prices. Under these agreements, we pay fixed natural gas prices ranging from $7.62 to $10.76 per MMBtu and receive a NYMEX-based natural gas price.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$445	$130
Notes receivable—subsidiaries	846	21,804
Interest receivable—subsidiaries	1,830	1,841
Other current assets	57	5,315

Total current assets	3,178	29,090

Notes receivable—subsidiaries	657,904	816,864
Investment in and amounts due from subsidiaries	274,186	192,173
Other assets	7,764	15,585

	$943,032	$1,053,712

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$846	$21,804
Accrued interest payable	1,830	1,841
Accounts payable and accrued liabilities	7,114	4,445

Total current liabilities	9,790	28,090

Long-term debt	657,904	816,864
Other liabilities	1,988	1,322

Stockholders’ equity:
Common stock	426	211
Paid-in capital	139,475	131,685
Retained earnings	209,459	136,768
Accumulated other comprehensive (loss) income	(13,888)	859
Unamortized stock compensation	(1,893)	(1,694)
Treasury stock at cost (5,357,083 and 2,685,476 shares, respectively)	(60,229)	(60,393)

Total stockholders’ equity	273,350	207,436

	$943,032	$1,053,712

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Net sales	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	9,629	5,322	5,557

Loss from operations	(9,629)	(5,322)	(5,557)
Interest and other debt expense	—	—	—

Loss before income taxes and equity in earnings of consolidated subsidiaries	(9,629)	(5,322)	(5,557)
Benefit from income taxes	(3,951)	(2,177)	(2,201)

Loss before equity in earnings of consolidated subsidiaries	(5,678)	(3,145)	(3,356)
Equity in earnings of consolidated subsidiaries	93,228	87,290	45,390

Net income	$87,550	$84,145	$42,034

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$87,550	$84,145	$42,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of consolidated subsidiaries	(93,228)	(87,290)	(45,390)
Deferred income tax benefit	(3,951)	(2,177)	(2,201)
Changes in other assets and liabilities, net	20,950	11,410	4,910

Net cash provided by (used in) operating activities	11,321	6,088	(647)

Cash flows provided by (used in) investing activities:
Notes receivable—subsidiaries	179,918	135,912	(26,330)

Net cash provided by (used in) investing activities	179,918	135,912	(26,330)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	550,000	—	550,000
Repayments of long-term debt	(729,918)	(135,912)	(523,670)
Dividends paid on common stock	(14,859)	(8,282)	—
Proceeds from stock option exercises	3,853	2,262	647

Net cash (used in) provided by financing activities	(190,924)	(141,932)	26,977

Cash and cash equivalents:
Net increase	315	68	—
Balance at beginning of year	130	62	62

Balance at end of year	$445	$130	$62

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 1. BASIS OF PRESENTATION

Silgan Holdings Inc., or Holdings or the Parent Company, has two wholly owned subsidiaries, Silgan Containers Corporation, or Containers, and Silgan Plastics Corporation, or Plastics. Holdings’ investment in its subsidiaries is stated at cost plus its share of the undistributed earnings/losses of its subsidiaries. The Parent Company’s financial statements should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

NOTE 2. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2005	2004
	(Dollars in thousands)
Bank debt:
Bank A term loans	$375,000	$63,669
Bank B term loans	83,750	574,999

Total bank debt	458,750	638,668

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000

Total subordinated debt	200,000	200,000

Total debt	658,750	838,668
Less current portion	846	21,804

	$657,904	$816,864

The aggregate annual maturities of long-term debt at December 31, 2005 are as follows (dollars in thousands):

2006	$846
2007	14,596
2008	64,596
2009	85,846
2010	85,846
Thereafter	407,020

$658,750

As of December 31, 2005 and 2004, the obligations of Holdings had been pushed down to its subsidiaries. In 2005, 2004 and 2003, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its obligations.

NOTE 3. GUARANTEES

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings’ subsidiaries may borrow up to $450 million of revolving loans under the Credit Agreement. Holdings’ guarantee under the Credit Agreement is secured by a pledge by Holdings of all of the stock of its subsidiaries.

NOTE 4. DIVIDENDS FROM SUBSIDIARIES

For the years ended December 31, 2005, 2004 and 2003, Holdings did not receive any cash dividends from its consolidated subsidiaries or its consolidated subsidiaries accounted for by the equity method.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

Description	Balance at beginning of period	Additions		Deductions		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$2,827	$(10)	$—	$(354	) (1)	$2,463

For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$3,086	$315	$33	$(607	) (1)	$2,827

For the year ended December 31, 2003:
Allowance for doubtful accounts receivable	$2,864	$494	$27	$(299	) (1)	$3,086

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.