Form 10-Q
period 2006-03-31
SILGAN HOLDINGS INC
filed 2006-05-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated filer [ X ]  Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of April 30, 2006, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,282,525.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                March 31, 2006 and 2005 and December 31, 2005

                Condensed Consolidated Statements of Income for the         4
                three months ended March 31, 2006 and 2005

                Condensed Consolidated Statements of Cash Flows for         5
                the three months ended March 31, 2006 and 2005

                Condensed Consolidated Statements of Stockholders'          6
                Equity for the three months ended March 31, 2006
                and 2005

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.    Management's Discussion and Analysis of Financial          19
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      24
                Risk

     Item 4.    Controls and Procedures                                    24

Part II.  Other Information                                                25

     Item 6.    Exhibits                                                   25

Signatures                                                                 26

Exhibit Index                                                              27

Part I. Financial Information
Item 1. Financial Statements

                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                             (Unaudited, see Note 1)


                                                                    March 31,        March 31,       Dec. 31,
                                                                      2006             2005            2005
                                                                      ----             ----            ----

Assets

Current assets
     Cash and cash equivalents ...............................     $    8,408       $   34,690      $   20,461
     Trade accounts receivable, net ..........................        215,526          192,114         154,734
     Inventories .............................................        386,174          396,763         318,102
     Prepaid expenses and other current assets ...............         25,147           48,477          27,244
                                                                   ----------       ----------      ----------
         Total current assets ................................        635,255          672,044         520,541

Property, plant and equipment, net ...........................        753,221          785,642         758,135
Goodwill, net ................................................        201,243          198,332         201,231
Other assets, net ............................................         53,896           51,982          50,713
                                                                   ----------       ----------      ----------
                                                                   $1,643,615       $1,708,000      $1,530,620
                                                                   ==========       ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans ....................................     $  156,500       $  151,000      $     --
     Current portion of long-term debt .......................            846           21,804             846
     Trade accounts payable ..................................        177,213          175,179         247,552
     Accrued payroll and related costs .......................         59,835           57,446          60,010
     Accrued liabilities .....................................         27,154           38,156          11,774
                                                                   ----------       ----------      ----------
         Total current liabilities ...........................        421,548          443,585         320,182

Long-term debt ...............................................        699,667          819,864         699,532
Other liabilities ............................................        236,614          223,076         237,556


Stockholders' equity
     Common stock ............................................            426              212             426
     Paid-in capital .........................................        137,902          135,005         139,475
     Retained earnings .......................................        222,165          145,998         209,459
     Accumulated other comprehensive (loss) income ...........        (14,478)           2,749         (13,888)
     Unamortized stock compensation ..........................           --             (2,096)         (1,893)
     Treasury stock ..........................................        (60,229)         (60,393)        (60,229)
                                                                   ----------       ----------      ----------
         Total stockholders' equity ..........................        285,786          221,475         273,350
                                                                   ----------       ----------      ----------
                                                                   $1,643,615       $1,708,000      $1,530,620
                                                                   ==========       ==========      ==========

                                              See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2006 and 2005
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                             2006         2005
                                                             ----         ----

Net sales ............................................     $569,851     $530,044

Cost of goods sold ...................................      498,653      467,861
                                                           --------     --------

     Gross profit ....................................       71,198       62,183

Selling, general and administrative expenses .........       29,448       28,285

Rationalization charges ..............................        2,154          282
                                                           --------     --------

     Income from operations ..........................       39,596       33,616

Interest and other debt expense ......................       11,250       12,282
                                                           --------     --------

     Income before income taxes ......................       28,346       21,334

Provision for income taxes ...........................       11,168        8,405
                                                           --------     --------

     Net income ......................................     $ 17,178     $ 12,929
                                                           ========     ========


Earnings per share:  (a)

     Basic net income per share ......................        $0.46        $0.35
                                                              =====        =====

     Diluted net income per share ....................        $0.45        $0.34
                                                              =====        =====

Dividends per share:  (a) ............................        $0.12        $0.10
                                                              =====        =====

Weighted average number of shares:  (a)

     Basic ...........................................       37,271       36,922

     Effect of dilutive securities ...................          558          578
                                                             ------       ------

     Diluted .........................................       37,829       37,500
                                                             ======       ======


     (a) Per share and share amounts for the three months ended March 31, 2005 have been restated for the two-for-one split discussed in Note 1.


                             See accompanying notes.


                                            SILGAN HOLDINGS INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the three months ended March 31, 2006 and 2005
                                           (Dollars in thousands)
                                                 (Unaudited)


                                                                               2006               2005
                                                                               ----               ----

Cash flows provided by (used in) operating activities
     Net income ..................................................          $  17,178          $  12,929
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization ...........................             30,016             30,675
         Rationalization charges .................................              2,154                282
         Other changes that provided (used) cash:
              Trade accounts receivable, net .....................            (60,792)           (44,041)
              Inventories ........................................            (68,072)           (78,098)
              Trade accounts payable .............................             22,556              3,585
              Accrued liabilities ................................             14,944             16,804
              Other, net .........................................             (2,513)             3,811
                                                                            ---------          ---------
         Net cash used in operating activities ...................            (44,529)           (54,053)
                                                                            ---------          ---------

Cash flows provided by (used in) investing activities
     Capital expenditures ........................................            (26,666)           (23,004)
     Proceeds from asset sales ...................................                  9                 64
                                                                            ---------          ---------
         Net cash used in investing activities ...................            (26,657)           (22,940)
                                                                            ---------          ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans ............................            310,550            257,975
     Repayments under revolving loans ............................           (154,050)          (106,975)
     Proceeds from stock option exercises ........................               --                1,488
     Changes in outstanding checks - principally vendors .........            (92,895)           (72,522)
     Dividends paid on common stock ..............................             (4,472)            (3,699)
                                                                            ---------          ---------
         Net cash provided by financing activities ...............             59,133             76,267
                                                                            ---------          ---------

Cash and cash equivalents
     Net decrease ................................................            (12,053)              (726)
     Balance at beginning of year ................................             20,461             35,416
                                                                            ---------          ---------
     Balance at end of period ....................................          $   8,408          $  34,690
                                                                            =========          =========


Interest paid ....................................................          $   7,893          $   8,316
Income taxes paid (refunded), net ................................              2,560             (1,674)




                                            See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                            For the three months ended March 31, 2006 and 2005
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other      Unamortized                Total
                                             Shares    Par    Paid-in  Retained Comprehensive     Stock     Treasury   Stockholders'
                                          Outstanding Value   Capital  Earnings (Loss) Income  Compensation   Stock       Equity
                                          ----------- -----  --------  -------- -------------  ------------ ---------  -------------
Balance at December 31, 2004 .............   18,423    $211  $131,685  $136,768    $    859      $(1,694)   $(60,393)     $207,436

Comprehensive income:

   Net income ............................     --       --       --      12,929        --           --          --          12,929

   Change in fair value of derivatives,
    net of tax provision of $1,381 .......     --       --       --        --         2,115         --          --           2,115

   Foreign currency translation ..........     --       --       --        --          (225)        --          --            (225)
                                                                                                                          --------
Comprehensive income .....................                                                                                  14,819
                                                                                                                          --------

Dividends declared on common stock .......     --       --       --      (3,699)       --           --          --          (3,699)

Issuance of restricted stock units .......     --       --        506      --          --           (506)       --            --

Amortization of stock compensation .......     --       --       --        --          --            104        --             104

Stock option exercises, including
  tax benefit of $1,327 ..................       75       1     2,814      --          --           --          --           2,815
                                             ------    ----  --------  --------    --------      -------    --------      --------
Balance at March 31, 2005 ................   18,498    $212  $135,005  $145,998    $  2,749      $(2,096)   $(60,393)     $221,475
                                             ======    ====  ========  ========    ========      =======    ========      ========

Balance at December 31, 2005 .............   37,266    $426  $139,475  $209,459    $(13,888)     $(1,893)   $(60,229)     $273,350

Comprehensive income:

   Net income ............................     --       --       --      17,178        --           --          --          17,178

   Change in fair value of derivatives,
     net of tax benefit of $411 ..........     --       --       --        --          (552)        --          --            (552)

   Foreign currency translation ..........     --       --       --        --           (38)        --          --             (38)
                                                                                                                          --------
Comprehensive income .....................                                                                                  16,588
                                                                                                                          --------

Dividends declared on common stock .......     --       --       --      (4,472)       --           --          --          (4,472)

Reversal of unamortized stock
  compensation ...........................     --       --     (1,893)     --          --          1,893        --            --

Stock compensation expense ...............     --       --        349      --          --           --          --             349

Net issuance of treasury stock for
  vested restricted stock units,
  including tax benefit of $14 ...........        2     --        (29)     --          --           --          --             (29)
                                             ------    ----  --------  --------    --------      -------    --------      --------
Balance at March 31, 2006 ................   37,268    $426  $137,902  $222,165    $(14,478)     $  --      $(60,229)     $285,786
                                             ======    ====  ========  ========    ========      =======    ========      ========





                                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


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

The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on
September 1, 2005 were issued one additional share of common stock for each share of common stock owned on that date. The additional shares were distributed on September 15, 2005. Information pertaining to the number of shares outstanding, per share amounts and stock compensation for the period prior to September 15, 2005 has been restated in the accompanying financial statements and related footnotes to reflect this stock split, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders' Equity.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. We adopted SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective transition method in which compensation expense is recognized beginning January 1, 2006, the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees and directors prior to the effective date of SFAS No. 123(R) that remain unvested on January 1, 2006. In addition, in accordance with SFAS No. 123(R), upon adoption of this pronouncement we reversed our unamortized stock compensation balance representing the unvested portion of restricted stock units granted prior to January 1, 2006 into paid-in capital. The financial statements for prior years have not been restated and do not include the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) did not have a material effect on our financial position, results of operations, cash flows or basic and diluted net income per share.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 1.     Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The amounts recognized for such excess tax deductions were not material to our cash flows for the three months ending March 31, 2006 and 2005.

Prior to January 1, 2006, we applied the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock awards. Accordingly, no compensation expense for employee stock options was recognized, as all options granted had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant.

As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the financial statements. The following table shows the effect on net income and basic and diluted net income per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions in accordance with SFAS No. 123 (dollars in thousands, except per share data):



     Net income, as reported .............................    $12,929
     Add:  Stock-based compensation expense
       included in reported net income, net of
       income taxes ......................................         63
     Deduct:  Total stock-based compensation
       expense under the fair value method for all
       awards, net of income taxes .......................        357
                                                              -------
     Pro forma net income ................................    $12,635
                                                              =======

     Earnings per share:
       Basic net income per share - as reported ..........      $0.35
                                                                =====
       Basic net income per share - pro forma ............       0.34
                                                                =====

       Diluted net income per share - as reported ........      $0.34
                                                                =====
       Diluted net income per share - pro forma ..........       0.34
                                                                =====

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 1.     Significant Accounting Policies  (continued)

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 was effective for us on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position, or FSP, No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is available for adoption until January 1, 2007. We are currently evaluating this transition method.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 2.     Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2005 is summarized as follows:



                                                                    Employee        Plant        Non-Cash
                                                                    Severance       Exit           Asset
                                                                   and Benefits     Costs       Write Down      Total
                                                                   ------------     -----       ----------      -----
                                                                                   (Dollars in thousands)


Balance at December 31, 2005
----------------------------
Fairfield Rationalization .................................            $ --         $539         $   --        $   539
2003 Acquisition Plans ....................................               9           46             --             55
2003 Rationalization Plans ................................              30           --             --             30
2005 Rationalization Plan .................................             177           --             --            177
                                                                       ----         ----         -------       -------
Balance at December 31, 2005 ..............................             216          585             --            801

Activity for the Three Months Ended March 31, 2006
--------------------------------------------------
Fairfield Rationalization .................................              --          (77)            --            (77)
2003 Acquisition Plan Reserves Utilized ...................              --           --             --            --
2003 Rationalization Plan Reserves Utilized ...............             (30)          --             --            (30)
2005 Rationalization Plan Reserves Utilized ...............             (44)          --             --            (44)
2006 Rationalization Plan Reserves Established ............             261           --           1,893         2,154
2006 Rationalization Plan Reserves Utilized ...............              (8)          --          (1,893)       (1,901)
                                                                       ----         ----         -------       -------
Total Activity ............................................             179          (77)            --            102

Balance at March 31, 2006
-------------------------
Fairfield Rationalization .................................              --          462             --            462
2003 Acquisition Plans ....................................               9           46             --             55
2003 Rationalization Plans ................................              --           --             --            --
2005 Rationalization Plan .................................             133           --             --            133
2006 Rationalization Plan .................................             253           --             --            253
                                                                       ----         ----         -------       -------
Balance at March 31, 2006 .................................            $395         $508         $   --        $   903
                                                                       ====         ====         =======       =======


2006 Rationalization Plan
-------------------------

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility in the third quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings in the first quarter of 2006 of $0.3 million for employee severance and benefits and $1.9 million for the non-cash write-down in carrying value of assets. Additional cash expenditures of $0.3 million for employee severance and benefits and $1.5 million related to plant exit costs are expected to be recognized as rationalization charges primarily in 2006.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 2.     Rationalization Charges and Acquisition Reserves  (continued)

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:

                                         March 31,     March 31,     Dec. 31,
                                           2006          2005          2005
                                           ----          ----          ----
                                                (Dollars in thousands)

Accrued liabilities ................       $663         $  831         $561
Other liabilities ..................        240          1,021          240
                                           ----         ------         ----
                                           $903         $1,852         $801
                                           ====         ======         ====



Note 3.     Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) income consisted of the following:

                                            March 31,   March 31,    Dec. 31,
                                              2006        2005         2005
                                              ----        ----         ----
                                                 (Dollars in thousands)

Foreign currency translation ...........    $ 11,521    $  9,412    $ 11,559
Change in fair value of derivatives ....       3,561       5,040       4,113
Minimum pension liability ..............     (29,560)    (11,703)    (29,560)
                                            --------    --------    --------
   Accumulated other comprehensive
      (loss) income ....................    $(14,478)   $  2,749    $(13,888)
                                            ========    ========    ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 4.     Inventories

Inventories consisted of the following:

                                        March 31,    March 31,    Dec. 31,
                                          2006         2005         2005
                                          ----         ----         ----
                                              (Dollars in thousands)

Raw materials ......................    $ 57,132     $ 54,857     $ 63,923
Work-in-process ....................      61,597       60,538       56,085
Finished goods .....................     280,590      277,023      214,064
Spare parts and other ..............      16,980       18,718       16,896
                                        --------     --------     --------
                                         416,299      411,136      350,968
Adjustment to value inventory
    at cost on the LIFO method .....     (30,125)     (14,373)     (32,866)
                                        --------     --------     --------
                                        $386,174     $396,763     $318,102
                                        ========     ========     ========


Note 5.     Long-Term Debt

Long-term debt consisted of the following:

                                               March 31,   March 31,    Dec. 31,
                                                 2006        2005         2005
                                                 ----        ----         ----
                                                     (Dollars in thousands)
Bank debt
     Bank revolving loans .................    $156,500    $151,000    $   --
     Bank A term loans ....................     375,000      63,669     375,000
     Bank B term loans ....................      83,750     574,999      83,750
     Canadian term loans ..................      38,763        --        38,628
                                               --------    --------    --------
        Total bank debt ...................     654,013     789,668     497,378

Subordinated debt
     6 3/4% Senior Subordinated Notes .....     200,000     200,000     200,000
     Other ................................       3,000       3,000       3,000
                                               --------    --------    --------
        Total subordinated debt ...........     203,000     203,000     203,000
                                               --------    --------    --------

Total debt ................................     857,013     992,668     700,378
     Less current portion .................     157,346     172,804         846
                                               --------    --------    --------
                                               $699,667    $819,864    $699,532
                                               ========    ========    ========

At March 31, 2006, amounts expected to be repaid within one year consisted of $156.5 million of bank revolving loans related primarily to seasonal working capital needs and $0.8 million of bank term loans under our senior secured credit facility, or the Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 5.     Long-Term Debt  (continued)

In March 2006, two interest rate swap agreements each for $75 million notional principal amount with fixed rates of 1.79 percent and 1.78 percent, respectively, expired. At March 31, 2006, the aggregate notional principal amount of outstanding interest rate swap agreements was $200 million, with $100 million maturing in each of 2007 and 2008.


Note 6.     Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:


                                                                               Other
                                                Pension Benefits       Postretirement Benefits
                                                ----------------       -----------------------
                                               2006          2005         2006        2005
                                               ----          ----         ----        ----
                                                           (Dollars in thousands)

   Service cost ..........................   $ 3,399       $ 3,236       $ 318       $  419
   Interest cost .........................     5,456         5,165         903        1,384
   Expected return on plan assets ........    (6,883)       (6,488)         --          --
   Amortization of prior service cost ....       785           795        (556)           2
   Amortization of actuarial losses ......       796           396         211          113
                                             -------       -------       -----       ------
   Net periodic benefit cost .............   $ 3,553       $ 3,104       $ 876       $1,918
                                             =======       =======       =====       ======

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, based on current tax law, there are no minimum required contributions to our pension plans in 2006. However, this is subject to change based on current tax proposals before Congress, as well as in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. During the first three months of 2006, we made no contributions to fund our pension plans.


Note 7.     Dividends

On March 27, 2006, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors. The cash payment for this dividend totaled $4.5 million.

On May 3, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on June 15, 2006 to holders of record of our common stock on June 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 8.     Treasury Stock

In the first quarter of 2006, we issued 3,200 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 1,093 shares of our common stock at an average cost of $38.99 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2006, 5,354,976 shares were held in treasury.


Note 9.     Stock-Based Compensation

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of March 31, 2006, 1,216,544 shares were available for issuance under the Plan.

We adopted SFAS No. 123(R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. Stock-based compensation expense recognized under SFAS No. 123(R) in the three months ended March 31, 2006 increased selling, general and administrative expenses by $0.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 9.     Stock-Based Compensation (continued)

Stock Options
-------------

We adopted SFAS No. 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. SFAS No. 123(R) is effective for all stock options we grant beginning January 1, 2006. For those stock option awards granted prior to January 1, 2006 for which the vesting period is not complete, we account for such awards on a prospective basis, with expense being recognized in our statement of income beginning in the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures. We will recognize the related compensation expense not previously recognized in the pro forma disclosures over the remaining vesting period. Our options typically vest in equal annual installments over the service period and the fair value at the grant date is being amortized ratably over the respective vesting period.

The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make assumptions regarding the risk-free interest rate, the dividend yield on our common stock, the market price volatility of our common stock and the expected life of the options, reduced for estimated forfeitures, as required by SFAS No. 123(R).

The table below summarizes stock option activity pursuant to our equity compensation plans for the three months ended March 31, 2006:


                                                           Weighted                     Aggregate
                                                           Average      Remaining       Intrinsic
                                                           Exercise    Contractual        Value
                                             Options        Price         Life        (in thousands)
                                             -------        -----         ----        --------------


  Options outstanding at
     December 31, 2005 ..............       1,169,320      $13.51
       Granted ......................           --            --
       Exercised ....................           --            --
       Canceled .....................          (3,000)      16.54
                                            ---------
  Options outstanding at
     March 31, 2006 .................       1,166,320       13.50       4.9 years        $31,102
                                            =========

  Exercisable at March 31, 2006 .....         804,968      $11.94       4.6 years        $22,725

As of March 31, 2006, there was approximately $0.8 million of total unrecognized compensation expense from stock options. This cost is expected to be recognized over a weighted average period of 1.1 years.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 9.     Stock-Based Compensation (continued)

Restricted Stock Units
----------------------

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual period for restricted stock units outstanding at March 31, 2006 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted in 2006 participate in forfeitable dividend equivalent rights.

During the first three months of 2006, we granted 66,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $2.6 million.

Restricted stock units issued in the first quarter of 2006 were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive.

In addition, in the first quarter of 2006, our compensation committee approved the issuance of 100,000 restricted stock units to one officer that are subject to forfeiture unless certain performance criteria for the year ended December 31, 2006 is achieved. These restricted stock units vest at the conclusion of the five-year period from the approval date. The fair value of these units at the approval date was $3.9 million which is being amortized ratably over the five-year vesting period and will be adjusted quarterly until such time as the grant date is established upon the attainment of the performance criteria or it becomes probable that the restricted stock units will be forfeited.

The following is a summary of restricted stock unit activity for the period ended March 31, 2006:


                                                                          Weighted Average
                                                     Restricted Stock        Grant Date
                                                          Units              Fair Value
                                                          -----              ----------
   Restricted stock units outstanding at
      December 31, 2005 ..........................        88,628              $26.11
        Granted ..................................       166,800               39.38
        Released .................................        (3,200)              31.65
        Canceled .................................          --                   --
                                                         -------
   Restricted stock units outstanding at
      March 31, 2006 .............................       252,228               34.82
                                                         =======


The fair value of restricted stock units released during the quarter ended March 31, 2006 was $0.1 million.

At March 31, 2006, the aggregate intrinsic value of total restricted stock units expected to vest was $7.9 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 9.     Stock-Based Compensation (continued)

Restricted Stock Units (continued)
----------------------

As of March 31, 2006, there was approximately $6.2 million of total unrecognized compensation expense from restricted stock units. This cost is expected to be recognized over a weighted average period of 3.6 years.


Note 10.    Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:


                                                   Metal Food         Plastic
                                                   Containers        Containers(1)     Corporate        Total
                                                   ----------        ----------        ---------        -----
                                                                       (Dollars in thousands)

2006
----
Net sales ....................................      $406,673          $163,178          $  --         $569,851
Depreciation and amortization(2) .............        19,204            10,545               18         29,767
Segment income from operations ...............        28,798            13,778           (2,980)        39,596


2005
----
Net sales ....................................      $374,121          $155,923          $  --         $530,044
Depreciation and amortization(2) .............        19,449            10,310                9         29,768
Segment income from operations ...............        27,236             9,161           (2,781)        33,616

------------
     (1) Segment income from operations includes rationalization charges of $2.2 million and $0.3 million recorded for the three months ended March 31, 2006 and 2005, respectively.
     (2) Depreciation and amortization excludes amortization of debt issuance costs of $0.2 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

                                                          2006          2005
                                                          ----          ----
                                                        (Dollars in thousands)

   Total segment income from operations .........       $39,596       $33,616
   Interest and other debt expense ..............        11,250        12,282
                                                        -------       -------
     Income before income taxes .................       $28,346       $21,334
                                                        =======       =======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2006 and 2005 and for the
                      three months then ended is unaudited)


Note 11.    Proposed Acquisition

On February 22, 2006, we announced that we had entered into a purchase agreement with Amcor Limited, or Amcor, pursuant to which, upon the terms and subject to the conditions set forth therein, through directly or indirectly owned subsidiaries, we will acquire from Amcor and certain of its subsidiaries the entities and in some cases the assets of entities engaged in the White Cap closures business, or White Cap, in Europe, Southeast Asia and South America. Such business consists of developing, manufacturing, marketing, distributing, selling and servicing metal, plastic and composite vacuum closures for jars and containers and related capping equipment for the food and beverage industries from plants and/or sales offices in Germany, Italy, Poland, Turkey, the Philippines, China, Brazil, Austria, Belgium, France, Hungary, the Netherlands, Spain, Sweden, Ukraine, the United Kingdom and Venezuela under the "White Cap" brand and the licensing of others to do the same in Israel, Japan, South Africa, India, Korea, Australia and New Zealand. This business had sales (unaudited) of approximately EUR 240 million for its fiscal year ended June 30, 2005, is headquartered in Hanover, Germany and operates a total of 10 manufacturing facilities.

In addition to the assumption of certain liabilities, the purchase price for White Cap is EUR 230 million in cash, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments. Pursuant to the purchase agreement, the acquisition is scheduled to close during the second quarter of 2006.

We intend to finance this acquisition through borrowings under our Credit Agreement. We have received a commitment from Deutsche Bank AG New York Branch, the Administrative Agent under our Credit Agreement, for a new incremental term loan of up to EUR 175 million under such facility, and we could utilize revolving loans or additional incremental term loans under our Credit Agreement to fund the balance of the purchase price plus fees and expenses.

Consummation of this acquisition is subject to various specific closing conditions and other customary closing conditions, including, among others, (a) certain regulatory approvals, including antitrust clearances, (b) the absence of any law or order prohibiting the closing, (c) the absence of any change, development or event that would reasonably be expected to have a material adverse effect on the business and (d) certain third party agreements and consents.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


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

In February 2006, we announced that we entered into a purchase agreement with Amcor to purchase Amcor's White Cap closures business in Europe, Southeast Asia and South America for a purchase price of EUR 230 million, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments. Pursuant to the purchase agreement, the acquisition is scheduled to close during the second quarter of 2006.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                            2006        2005
                                                            ----        ----
Net sales
  Metal food containers.............................        71.4%       70.6%
  Plastic containers................................        28.6        29.4
                                                           -----       -----
     Consolidated...................................       100.0       100.0
Cost of goods sold..................................        87.5        88.3
                                                           -----       -----
Gross profit........................................        12.5        11.7
Selling, general and administrative expenses........         5.2         5.3
Rationalization charges.............................         0.4         0.1
                                                           -----       -----
Income from operations..............................         6.9         6.3
Interest and other debt expense.....................         2.0         2.3
                                                           -----       -----
Income before income taxes..........................         4.9         4.0
Provision for income taxes..........................         1.9         1.6
                                                           -----       -----
Net income..........................................         3.0%        2.4%
                                                           =====       =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                                       2006          2005
                                                       ----          ----
                                                     (Dollars in millions)

Net sales
    Metal food containers ...................         $406.7        $374.1
    Plastic containers ......................          163.2         155.9
                                                      ------        ------
       Consolidated .........................         $569.9        $530.0
                                                      ======        ======

Income from operations
    Metal food containers ...................         $ 28.8        $ 27.2
    Plastic containers(1) ...................           13.8           9.2
    Corporate ...............................           (3.0)         (2.8)
                                                      ------        ------
       Consolidated .........................         $ 39.6        $ 33.6
                                                      ======        ======


-------------

     (1) Includes rationalization charges of $2.2 million and $0.3 million recorded in the first quarters of 2006 and 2005, respectively.

Three  Months  Ended March 31, 2006  Compared  with Three Months Ended March 31,
2005

Overview. Consolidated net sales were $569.9 million in the first quarter of 2006, representing a 7.5 percent increase as compared to the first quarter of 2005 due primarily to higher average selling prices in both the metal food and plastic container businesses principally resulting from the pass through of higher raw material costs and other inflationary costs and improved volumes in our closures product line, partially offset by volume declines in the plastic container business. Income from operations for the first quarter of 2006 of $39.6 million increased by $6.0 million, or 17.9 percent, as compared to the same period in 2005 due to higher income from operations and an improved operating margin in our plastic container business and continued growth in the closures product line, partially offset by inflationary pressures and a rationalization charge of $2.2 million for the shutdown of the plastic container manufacturing facility in Valencia, California. Net income for the first quarter of 2006 was $17.2 million, or $0.45 per diluted share, as compared to $12.9 million, or $0.34 per diluted share, for the same period in 2005.

Net Sales. The $39.9 million increase in consolidated net sales in the first quarter of 2006 as compared to the first quarter of 2005 was the result of higher net sales in both the metal food and plastic container businesses.

Net sales for the metal food container business increased $32.6 million, or 8.7 percent, in the first quarter of 2006 as compared to the same period in 2005. This increase was attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs and higher unit volumes in our closures product line.

Net sales for the plastic container business in the first quarter of 2006 increased $7.3 million, or 4.7 percent, as compared to the same period in 2005. This increase was primarily the result of higher average selling prices due to the pass through of higher resin and other inflationary costs, partially offset by lower unit volumes.

Gross Profit. Gross profit margin increased 0.8 percentage points to 12.5 percent in the first quarter of 2006 as compared to the same period in 2005 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained relatively flat at 5.2 percent for the first quarter of 2006 as compared to 5.3 percent for the same period in 2005.

Income from Operations. Income from operations for the first quarter of 2006 increased by $6.0 million as compared to the first quarter of 2005 and operating margin increased to 6.9 percent from 6.3 percent over the same periods.

Income from operations of the metal food container business for the first quarter of 2006 increased $1.6 million, or 5.9 percent, as compared to the same period in 2005, and operating margin decreased slightly to 7.1 percent from 7.3 percent over the same periods. The increase in income from operations was primarily due to volume increases in our closures operation, partially offset by inflationary pressures in raw materials and a variety of other manufacturing costs which resulted in the slight decrease in operating margin.

Income from operations of the plastic container business for the first quarter of 2006 increased $4.6 million, or 50.0 percent, as compared to the same period in 2005, and operating margin increased to 8.5 percent from 5.9 percent over the same periods. These increases were primarily a result of the lag effect of recovering fourth quarter 2005 resin price increases as resin prices declined during the first quarter of 2006, in addition to benefits from enhanced productivity and headcount reductions. These benefits were partially offset by lower unit volumes, inflation in a variety of manufacturing costs and a rationalization charge of $2.2 million related to the closing of one manufacturing facility. Rationalization charges of $0.3 million were recorded in 2005.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2006 decreased $1.0 million to $11.3 million as compared to the same period in 2005. This decrease resulted primarily from lower average borrowings as a result of our debt reduction program slightly offset by a higher average cost of borrowings due to rising market interest rates.


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

For the three months ended March 31, 2006, we used net borrowings of revolving loans of $156.5 million and cash balances of $12.1 million to fund cash used in operations of $44.5 million primarily for our seasonal working capital needs, capital expenditures of $26.7 million, decreases in outstanding checks of $92.9 million and dividends paid on our common stock of $4.5 million.

For the three months ended March 31, 2005, we used net borrowings of revolving loans of $151.0 million, proceeds from stock option exercises of $1.5 million, proceeds from asset sales of $0.1 million and cash balances of $0.7 million to fund cash used in operations of $54.1 million primarily for our seasonal working capital needs, capital expenditures of $23.0 million, decreases in outstanding checks of $72.5 million and dividends paid on our common stock of $3.7 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2006 we had $156.5 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at March 31, 2006 was $267.5 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2006, we estimate that we will utilize approximately $250 - $300 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

On May 3, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on June 15, 2006 to holders of record of our common stock on June 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.

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

Consistent with our financial strategy, we intend to finance our acquisition of White Cap through borrowings under the Credit Agreement. The purchase price for this acquisition is EUR 230 million, subject to adjustments for working capital, included cash at a discounted price, assumed debt and debt owing to the business and certain other adjustments. We have received a commitment from Deutsche Bank AG New York Branch, the Administrative Agent under the Credit Agreement, for a new incremental term loan of up to EUR 175 million under the Credit Agreement, and we could utilize revolving loans or additional incremental term loans under the Credit Agreement to fund the balance of the purchase price plus fees and expenses. We also may incur additional debt to fund the operating needs of White Cap.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2006 with all of these covenants.

Rationalization Charges and Acquisition Reserves

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility in the third quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings in the first quarter of 2006 of $0.3 million for employee severance and benefits and $1.9 million for the non-cash write-down in carrying value of assets. Additional cash expenditures of $0.3 million for employee severance and benefits and $1.5 million related to plant exit costs are expected to be recognized as rationalization charges primarily in 2006.

Under our rationalization and acquisition plans, we made cash payments of $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Total future cash spending of $2.7 million is expected for our outstanding rationalization and 2003 acquisition plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2006 included elsewhere in this Quarterly Report.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. SFAS No. 151 was effective for us on January 1, 2006. The adoption of SFAS No. 151 did not have a material effect on our financial position, results of operations or cash flows.

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," utilizing the modified prospective transition method, which does not result in the restatement of previously issued financial statements. Therefore, for the first quarter of 2006, we recognized compensation expense based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to the effective date that were unvested on January 1, 2006. The adoption of SFAS No. 123(R)'s fair value method did not have a significant impact on our results of operations, financial position, cash flows or basic and diluted net income per share. You should also read Note 9 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2006 included elsewhere in this Quarterly Report.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). This election is available for adoption until January 1, 2007. We are currently evaluating this transition method.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Since such filing, other than as disclosed in Note 5 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2006 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.


Item 4.  CONTROLS AND PROCEDURES
         -----------------------

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, as of the end of the period covered by this Quarterly Report our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II.  Other Information

Item 6.  Exhibits



Exhibit Number                            Description
--------------                            -----------

    10.1 Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006.

   +10.2 Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

    12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2006 and 2005.

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




                                                SILGAN HOLDINGS INC.



Dated:  May 10, 2006                            /s/Robert B. Lewis
                                                -----------------------------
                                                Robert B. Lewis
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX


 EXHIBIT NO.                             EXHIBIT
 -----------                             -------

    10.1 Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006.

   +10.2 Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

    12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2006 and 2005.

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

-----------------

+ Management contract or compensatory plan or arrangement.