Form 10-Q
period 2006-06-30
SILGAN HOLDINGS INC
filed 2006-08-09
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

(203) 975-7110

(Registrant’s Telephone Number, Including Area Code)

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

As of July 31, 2006, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 37,398,560.

SILGAN HOLDINGS INC.

Part I. Financial Information

Item 1. Financial Statements

SILGAN HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited, see Note 1)

	June 30, 2006	June 30, 2005	Dec. 31, 2005
Assets

Current assets
Cash and cash equivalents	$23,900	$82,333	$20,461
Trade accounts receivable, net	301,718	249,531	154,734
Inventories	494,799	445,127	318,102
Prepaid expenses and other current assets	28,705	42,521	27,244

Total current assets	849,122	819,512	520,541

Property, plant and equipment, net	865,641	776,143	758,135
Goodwill, net	236,660	198,283	201,231
Other intangible assets, net	98,398	14,498	15,673
Other assets, net	41,000	25,813	35,040

	$2,090,821	$1,834,249	$1,530,620

Liabilities and Stockholders’ Equity

Current liabilities
Bank revolving loans	$216,323	$351,600	$—
Current portion of long-term debt	846	1,250	846
Trade accounts payable	219,448	175,533	247,552
Accrued payroll and related costs	67,434	58,235	60,010
Accrued liabilities	39,204	44,382	11,774

Total current liabilities	543,255	631,000	320,182

Long-term debt	953,692	751,750	699,532
Other liabilities	294,634	218,048	237,556

Stockholders’ equity
Common stock	427	213	426
Paid-in capital	141,245	137,608	139,475
Retained earnings	234,009	157,702	209,459
Accumulated other comprehensive (loss) income	(16,306)	485	(13,888)
Unamortized stock compensation	—	(2,164)	(1,893)
Treasury stock	(60,135)	(60,393)	(60,229)

Total stockholders’ equity	299,240	233,451	273,350

	$2,090,821	$1,834,249	$1,530,620

See accompanying notes.

SILGAN HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June 30, 2006 and 2005

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$597,212	$581,158
Cost of goods sold	521,914	503,389

Gross profit	75,298	77,769
Selling, general and administrative expenses	29,230	28,093
Rationalization charges	6,197	181

Income from operations	39,871	49,495
Interest and other debt expense before loss on early extinguishment of debt	14,199	13,633
Loss on early extinguishment of debt	—	11,035

Interest and other debt expense	14,199	24,668
Income before income taxes	25,672	24,827
Provision for income taxes	9,305	9,409

Net income	$16,367	$15,418

Earnings per share: (a)
Basic net income per share	$0.44	$0.42

Diluted net income per share	$0.43	$0.41

Dividends per share: (a)	$0.12	$0.10

Weighted average number of shares: (a)
Basic	37,354	37,081
Effect of dilutive securities	524	490

Diluted	37,878	37,571

(a)	Per share and share amounts for the three months ended June 30, 2005 have been restated for the two-for-one split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30, 2006 and 2005

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	2006	2005
Net sales	$1,167,063	$1,111,202
Cost of goods sold	1,020,567	971,249

Gross profit	146,496	139,953
Selling, general and administrative expenses	58,679	56,378
Rationalization charges	8,350	464

Income from operations	79,467	83,111
Interest and other debt expense before loss on early extinguishment of debt	25,449	25,915
Loss on early extinguishment of debt	—	11,035

Interest and other debt expense	25,449	36,950
Income before income taxes	54,018	46,161
Provision for income taxes	20,473	17,815

Net income	$33,545	$28,346

Earnings per share: (a)
Basic net income per share	$0.90	$0.77

Diluted net income per share	$0.89	$0.76

Dividends per share: (a)	$0.24	$0.20

Weighted average number of shares: (a)
Basic	37,313	37,002
Effect of dilutive securities	540	534

Diluted	37,853	37,536

(a)	Per share and share amounts for the six months ended June 30, 2005 have been restated for the two-for-one split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Cash flows provided by (used in) operating activities
Net income	$33,545	$28,346
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62,087	61,660
Rationalization charges	8,350	464
Loss on early extinguishment of debt	—	11,035
Other changes that provided (used) cash:
Trade accounts receivable, net	(99,262)	(101,458)
Inventories	(116,860)	(126,462)
Trade accounts payable	43,465	11,234
Accrued liabilities	24,001	23,637
Other, net	(2,897)	7,569

Net cash used in operating activities	(47,571)	(83,975)

Cash flows provided by (used in) investing activities
Purchase of business, net of cash acquired	(257,845)	—
Capital expenditures	(58,728)	(44,199)
Proceeds from asset sales	389	188

Net cash used in investing activities	(316,184)	(44,011)

Cash flows provided by (used in) financing activities
Borrowings under revolving loans	569,773	779,225
Repayments under revolving loans	(353,450)	(427,625)
Proceeds from stock option exercises	1,533	2,675
Changes in outstanding checks - principally vendors	(96,989)	(79,817)
Proceeds from issuance of long-term debt	257,600	550,000
Repayments of long-term debt	—	(638,668)
Dividends paid on common stock	(8,995)	(7,412)
Debt issuance costs	(2,278)	(3,475)

Net cash provided by financing activities	367,194	174,903

Cash and cash equivalents
Net increase	3,439	46,917
Balance at beginning of year	20,461	35,416

Balance at end of period	$23,900	$82,333

Interest paid	$24,945	$25,615
Income taxes paid (refunded), net	4,110	(476)

See accompanying notes.

SILGAN HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2006 and 2005

(Dollars and shares in thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at December 31, 2004	18,423	$211	$131,685	$136,768	$859	$(1,694)	$(60,393)	$207,436
Comprehensive income:
Net income	—	—	—	28,346	—	—	—	28,346
Change in fair value of derivatives, net of tax provision of $274	—	—	—	—	653	—	—	653
Foreign currency translation	—	—	—	—	(1,027)	—	—	(1,027)

Comprehensive income								27,972

Dividends declared on common stock	—	—	—	(7,412)	—	—	—	(7,412)
Issuance of restricted stock units	—	—	706	—	—	(706)	—	—
Amortization of stock compensation	—	—	—	—	—	236	—	236
Stock option exercises, including tax benefit of $2,544	145	2	5,217	—	—	—	—	5,219

Balance at June 30, 2005	18,568	$213	$137,608	$157,702	$485	$(2,164)	$(60,393)	$233,451

Balance at December 31, 2005	37,266	$426	$139,475	$209,459	$(13,888)	$(1,893)	$(60,229)	$273,350
Comprehensive income:
Net income	—	—	—	33,545	—	—	—	33,545
Change in fair value of derivatives, net of tax benefit of $595	—	—	—	—	(833)	—	—	(833)
Foreign currency translation, net of tax provision of $1,850	—	—	—	—	(1,585)	—	—	(1,585)

Comprehensive income								31,127

Dividends declared on common stock	—	—	—	(8,995)	—	—	—	(8,995)
Reversal of unamortized stock compensation	—	—	(1,893)	—	—	1,893	—	—
Stock compensation expense	—	—	952	—	—	—	—	952
Stock option exercises, including tax benefit of $1,281	124	1	2,813	—	—	—	—	2,814
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $35	9	—	(102)	—	—	—	94	(8)

Balance at June 30, 2006	37,399	$427	$141,245	$234,009	$(16,306)	$—	$(60,135)	$299,240

See accompanying notes.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

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

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on September 1, 2005 were issued one additional share of common stock for each share of common stock owned on that date. The additional shares were distributed on September 15, 2005. Information pertaining to the number of shares outstanding, per share amounts and stock compensation for the period prior to September 15, 2005 has been restated in the accompanying financial statements and related footnotes to reflect this stock split, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. We adopted SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective transition method in which compensation expense is recognized beginning January 1, 2006, the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees and directors prior to the effective date of SFAS No. 123(R) that remain unvested on January 1, 2006. In addition, in accordance with SFAS No. 123(R), upon adoption of this pronouncement we reversed our unamortized stock compensation balance representing the unvested portion of restricted stock units granted prior to January 1, 2006 into paid-in capital. The financial statements for prior years have not been restated and do not include the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) did not have a material effect on our financial position, results of operations, cash flows or basic and diluted net income per share.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 1. Significant Accounting Policies (continued)

Stock-Based Compensation (continued). We have calculated the paid-in capital pool related to employee compensation in accordance with SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The amounts recognized for such excess tax deductions were not material to our cash flows for the six months ending June 30, 2006 and 2005.

Prior to January 1, 2006, we applied the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock awards. Accordingly, no compensation expense for employee stock options was recognized, as all options granted had an exercise price that was equal to or greater than the market value of the underlying stock on the date of the grant.

As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the financial statements. The following table shows the effect on net income and basic and diluted net income per share if we had applied the fair value recognition provisions in accordance with SFAS No. 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except per share data)
Net income, as reported	$15,418	$28,346
Add: Stock-based compensation expense included in reported net income, net of income taxes	80	143
Deduct: Total stock-based compensation expense under the fair value method for all awards, net of income taxes	(346)	(705)

Pro forma net income	$15,152	$27,784

Earnings per share:
Basic net income per share - as reported	$0.42	$0.77

Basic net income per share - pro forma	0.41	0.75

Diluted net income per share - as reported	$0.41	$0.76

Diluted net income per share - pro forma	0.40	0.74

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 1. Significant Accounting Policies (continued)

Recent Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

Note 2. White Cap Europe Acquisition

On June 1, 2006, we acquired the Amcor White Cap closures business in Europe, or White Cap Europe, from Amcor Limited. White Cap Europe is a leading supplier of an extensive range of metal closures to consumer goods packaging companies in the food and beverage industries. White Cap Europe has been combined with our previously acquired White Cap U.S. closures business to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the closing, we paid $257.8 million for White Cap Europe, including acquisition fees, net of cash actually acquired of $0.5 million. This amount is subject to adjustment as provided in the purchase agreement dated February 22, 2006 with Amcor Limited, or the White Cap Purchase Agreement, in respect of the amount of cash and working capital acquired and certain liabilities assumed, to the extent such amounts differ from amounts estimated for closing.

In addition, on July 1, 2006, we acquired the operations of the Amcor White Cap closures business in Turkey for $3.3 million and assumed $17.0 million of estimated indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

We expect to acquire additional Amcor White Cap closures businesses located in Brazil, China, the Philippines and Venezuela upon satisfaction of certain specified conditions as provided in the White Cap Purchase Agreement. The aggregate purchase price for these Amcor White Cap closure businesses and related working capital will be approximately €19 million plus assumed indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

The White Cap Europe acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, and the results of operations have been included in our condensed consolidated financial statements as of the date of acquisition. The acquired White Cap Europe business has been combined with our existing U.S. closures business previously reported as part of our Metal Food Containers business segment to form a new Closures business segment (see Note 11).

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 2. White Cap Europe Acquisition (continued)

The following summarizes the estimated fair values of the assets acquired and liabilities assumed on June 1, 2006 in connection with the White Cap Europe acquisition. The valuation of assets and liabilities is still in process and, therefore, the actual fair values may vary from these preliminary estimates. In addition, the initial consideration for the acquisition is subject to closing adjustments expected to be finalized in the third quarter of 2006. We have engaged third party experts to value certain assets and liabilities including property, plant and equipment, intangible assets and pension obligations.

Preliminary valuation of acquired net assets at June 1, 2006 in connection with the White Cap Europe acquisition is as follows (dollars in thousands):

Trade accounts receivable	$47,722
Inventories	59,837
Property, plant and equipment	114,118
Goodwill	35,895
Other intangible assets, primarily trade name and customer relationships	83,666
Other assets	12,464
Trade accounts payable and accrued liabilities	(35,791)
Other liabilities	(60,066)

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 2. White Cap Europe Acquisition (continued)

The following unaudited pro forma financial information includes our historical results of operations for the periods indicated and gives pro forma effect to the White Cap Europe acquisition as if it had been completed as of the beginning of the periods indicated. The pro forma results of operations include interest expense related to incremental borrowings used to finance the White Cap Europe acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of White Cap Europe with our existing operations, nor do they reflect savings from the impact of headcount reductions recently completed by the White Cap Europe business.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the White Cap Europe acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands, except per share data)
Net sales	$633,158	$645,016	$1,258,515	$1,237,653
Net income	17,668	17,079	35,874	31,780
Earnings per share:
Basic net income per share	$0.47	$0.46	$0.96	$0.86
Diluted net income per share	$0.47	$0.46	$0.95	$0.85

Net income for the three and six months ended June 30, 2006 includes the pre-tax negative impact of $2.6 million from the inventory write-up for the White Cap Europe closures business as a result of purchase accounting in connection with the acquisition.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 3. Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2005 is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write Down	Total
	(Dollars in thousands)
Balance at December 31, 2005
Fairfield Rationalization	$—	$—	$539	$—	$539
2003 Acquisition Plans	9	—	46	—	55
2003 Rationalization Plans	30	—	—	—	30
2005 Rationalization Plan	177	—	—	—	177

Balance at December 31, 2005	216	—	585	—	801

Activity for the Six Months Ended June 30, 2006
Fairfield Rationalization	—	—	(154)	—	(154)
2003 Acquisition Plan Reserves Utilized	—	—	—	—	—
2003 Rationalization Plan Reserves Utilized	(30)	—	—	—	(30)
2005 Rationalization Plan Reserves Utilized	(77)	—	—	—	(77)
2006 Rationalization Plan Reserves Established	965	4,893	67	2,425	8,350
2006 Rationalization Plan Reserves Utilized	(946)	(4,893)	(67)	(2,425)	(8,331)

Total Activity	(88)	—	(154)	—	(242)

Balance at June 30, 2006
Fairfield Rationalization	—	—	385	—	385
2003 Acquisition Plans	9	—	46	—	55
2003 Rationalization Plans	—	—	—	—	—
2005 Rationalization Plan	100	—	—	—	100
2006 Rationalization Plans	19	—	—	—	19

Balance at June 30, 2006	$128	$—	$431	$—	$559

2006 Rationalization Plans

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.8 million. These costs include $4.9 million of pension and postretirement curtailment expense, $3.0 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.9 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total costs of $5.8 million were recognized in the second quarter of 2006 primarily related to the non-cash pension and postretirement curtailment expense. Additional charges of $3.8 million are expected in 2006, with the remaining charges expected primarily in 2007. Cash expenditures of $5.6 million are expected primarily in 2007.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 3. Rationalization Charges and Acquisition Reserves (continued)

2006 Rationalization Plans (continued)

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility in the third quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during the first six months of 2006 of $0.4 million for employee severance and benefits, $2.0 million for the non-cash write-down in carrying value of assets and $0.1 million for plant exit costs. Additional cash expenditures of $1.5 million related to plant exit costs are expected to be recognized as rationalization charges primarily in 2006.

Rationalization and acquisition reserves are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2006	June 30, 2005	Dec. 31, 2005
	(Dollars in thousands)
Accrued liabilities	$319	$716	$561
Other liabilities	240	1,045	240

	$559	$1,761	$801

Note 4. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income consisted of the following:

	June 30, 2006	June 30, 2005	Dec. 31, 2005
	(Dollars in thousands)
Foreign currency translation	$9,974	$8,610	$11,559
Change in fair value of derivatives	3,280	3,578	4,113
Minimum pension liability	(29,560)	(11,703)	(29,560)

Accumulated other comprehensive (loss) income	$(16,306)	$485	$(13,888)

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 5. Inventories

Inventories consisted of the following:

	June 30, 2006	June 30, 2005	Dec. 31, 2005
	(Dollars in thousands)
Raw materials	$82,148	$62,574	$63,923
Work-in-process	71,831	65,273	56,085
Finished goods	354,080	311,881	214,064
Spare parts and other	16,572	17,460	16,896

	524,631	457,188	350,968

Adjustment to value domestic inventory at cost on the LIFO method	(29,832)	(12,061)	(32,866)

	$494,799	$445,127	$318,102

Note 6. Debt

Debt consisted of the following:

	June 30, 2006	June 30, 2005	Dec. 31, 2005
	(Dollars in thousands)
Bank debt
Bank revolving loans	$216,323	$351,600	$—
Bank A term loans	375,000	425,000	375,000
Bank B term loans	83,750	125,000	83,750
Canadian term loans	40,068	—	38,628
Euro term loans	252,720	—	—

Total bank debt	967,861	901,600	497,378

Subordinated debt
6 3/4% Senior Subordinated Notes	200,000	200,000	200,000
Other	3,000	3,000	3,000

Total subordinated debt	203,000	203,000	203,000

Total debt	1,170,861	1,104,600	700,378
Less current portion	217,169	352,850	846

	$953,692	$751,750	$699,532

At June 30, 2006, amounts expected to be repaid within one year consisted of $216.3 million of bank revolving loans related primarily to seasonal working capital needs and $0.8 million of bank term loans under our senior secured credit facility, or the Credit Agreement.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 6. Debt (continued)

On June 1, 2006, we completed a second amendment to our Credit Agreement. The second amendment, among other things, permitted us to borrow an incremental term loan of up to €200.0 million for the acquisition of White Cap Europe, while leaving the uncommitted incremental loan facility of up to $350 million available under the Credit Agreement. On June 1, 2006, we borrowed the full €200.0 million incremental term loan and used the funds to finance the purchase price for the acquisition of White Cap Europe.

The €200.0 million incremental term loan matures on June 30, 2012 and is payable in installments as follows (amounts in thousands):

Incremental Term Loan Scheduled Repayment Date	Amount
December 31, 2008	€20,000
December 31, 2009	30,000
December 31, 2010	30,000
December 31, 2011	40,000
June 30, 2012	80,000

Interest on the €200.0 million incremental term loan will accrue at the Euro Rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Eurodollar Loans under the Credit Agreement. At June 30, 2006, the interest rate on this incremental term loan was 3.92 percent.

The incremental term loan is (i) secured by all of the collateral pledged under the Credit Agreement and (ii) guaranteed by the guarantors under the Credit Agreement, in each case to the same extent that A term loans and B term loans under the Credit Agreement are secured and guaranteed.

At June 30, 2006, the aggregate notional principal amount of outstanding U.S. dollar interest rate swap agreements was $200 million, with $100 million maturing in each of 2007 and 2008.

In June 2006, we entered into five Eurodollar interest rate swap agreements totaling €180.0 million to fix interest at rates ranging from 3.49 percent to 4.06 percent. These interest rate swap agreements mature as follows: €20.0 million in 2007, €25.0 million in 2008, €30.0 million in 2011, and €105.0 million in 2014. These interest rate swap agreements are accounted for as cash flow hedges and are with a financial institution which is expected to fully perform under the terms thereof.

Taking into account the current interest rate applicable for the €200.0 million incremental term loan under the Credit Agreement and the weighted average cost differential between current Euribor rates and the fixed rates on the Eurodollar interest rate swap agreements, the effective interest rate on the €200.0 million incremental term loan at June 30, 2006 was 4.78 percent.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 7. Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Service cost	$3,339	$3,249	$6,738	$6,485
Interest cost	5,412	5,201	10,868	10,366
Expected return on plan assets	(6,883)	(6,601)	(13,766)	(13,089)
Amortization of prior service cost	784	785	1,569	1,580
Amortization of actuarial losses	750	354	1,546	750
Curtailment expense	3,708	—	3,708	—
Termination benefits	549	—	549	—

Net periodic benefit cost	$7,659	$2,988	$11,212	$6,092

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Service cost	$293	$394	$610	$813
Interest cost	909	1,373	1,812	2,756
Amortization of prior service cost	(557)	—	(1,113)	3
Amortization of actuarial losses	208	100	419	213
Curtailment expense	1,185	—	1,185	—

Net periodic benefit cost	$2,038	$1,867	$2,913	$3,785

In June 2006, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. As a result of this plan, we recognized curtailment expense for our pension and postretirement benefits of $3.7 million and $1.2 million, respectively, and incurred additional costs of $0.5 million for special termination pension benefits. See Note 3 for further information.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, based on current tax law, there are no minimum required contributions to our pension plans in 2006. However, this is subject to change based on current tax proposals before Congress, as well as in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first six months of 2006, we made no contributions to fund our pension plans.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 8. Dividends

On March 27, 2006, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors. The cash payment for this dividend totaled $4.5 million.

On June 15, 2006, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors. The cash payment for this dividend totaled $4.5 million.

On August 2, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on September 15, 2006 to holders of record of our common stock on September 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.

Note 9. Treasury Stock

During the six months ended June 30, 2006, we issued 10,328 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 1,093 shares of our common stock at an average cost of $39.02 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2006, 5,347,848 shares were held in treasury.

Note 10. Stock-Based Compensation

In May 2004, we adopted the Silgan Holdings Inc. 2004 Stock Incentive Plan, or the Plan, which provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. The Plan replaces our previous stock option plans, and all shares of our common stock reserved for issuance under those plans are no longer available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of June 30, 2006, 1,200,788 shares were available for issuance under the Plan.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 10. Stock-Based Compensation (continued)

We adopted SFAS No. 123(R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 increased selling, general and administrative expenses by $0.6 million and $1.0 million, respectively.

Stock Options

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

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 10. Stock-Based Compensation (continued)

Stock Options (continued)

The table below summarizes stock option activity pursuant to our equity compensation plans for the three and six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	1,169,320	$13.51
Granted	—	—
Exercised	—	—
Canceled	(3,000)	16.54

Options outstanding at March 31, 2006	1,166,320	13.50	4.9 years	$31,102
Granted	—	—
Exercised	(123,624)	12.40		3,243
Canceled	—	—

Options outstanding at June 30, 2006	1,042,696	13.63	4.9 years	24,375

Exercisable at June 30, 2006	735,520	$12.39	4.8 years	$18,110

As of June 30, 2006, there was approximately $0.6 million of total unrecognized compensation expense from stock options. This cost is expected to be recognized over a weighted average period of one year.

Restricted Stock Units

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual period for restricted stock units outstanding at June 30, 2006 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted in 2006 carry with them the right to receive dividend equivalents upon vesting, subject to forfeiture.

During the first six months of 2006, we granted 66,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $2.6 million. In June 2006, we granted 7,878 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.3 million.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 10. Stock-Based Compensation (continued)

Restricted Stock Units (continued)

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

The following is a summary of restricted stock unit activity for the three and six months ended June 30, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2005	88,628	$26.11
Granted	166,800	39.38
Released	(3,200)	31.65
Canceled	—	—

Restricted stock units outstanding at March 31, 2006	252,228	34.82
Granted	7,878	38.34
Released	(7,128)	28.06
Canceled	—	—

Restricted stock units outstanding at June 30, 2006	252,978	35.12

The fair value of restricted stock units released during the three and six months ended June 30, 2006 was $0.3 million and $0.4 million, respectively.

At June 30, 2006, the aggregate intrinsic value of total restricted stock units expected to vest was $7.4 million.

As of June 30, 2006, there was approximately $6.1 million of total unrecognized compensation expense from restricted stock units. This cost is expected to be recognized over a weighted average period of 3.4 years.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 11. Business Segment Information

As a result of the acquisition of the White Cap Europe closures business and changes to the management reporting structure, we are now reporting three operating segments which include metal food containers, plastic containers and closures. The current and prior year results for the metal food containers business segment have been restated to reflect the closures business as a separate segment.

The following represents restated prior year quarterly business segment information for metal food containers and closures for each of the three months ended:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands)
Metal Food Containers:
Net sales	$310,096	$349,342	$573,785	$376,609
Depreciation and amortization	17,074	17,147	17,097	16,918
Segment income from operations	22,564	30,035	70,691	28,104

Closures:
Net sales	$64,026	$73,128	$77,344	$61,176
Depreciation and amortization	2,375	2,464	2,532	2,780
Segment income from operations	4,672	8,884	10,469	3,278

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 11. Business Segment Information (continued)

Reportable business segment information for the three and six months ended June 30 is as follows:

	Metal Food Containers(1)(2)	Plastic Containers(3)	Closures(1)	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2006

Net sales	$349,999	$145,039	$102,174	$—	$597,212
Depreciation and amortization(4)	16,739	11,142	3,769	137	31,787
Segment income from operations	18,892	11,817	10,645	(1,483)	39,871

Three Months Ended June 30, 2005

Net sales	$349,342	$158,688	$73,128	$—	$581,158
Depreciation and amortization(4)	17,147	10,458	2,464	10	30,079
Segment income from operations	30,035	12,872	8,884	(2,296)	49,495

Six Months Ended June 30, 2006

Net sales	$684,759	$308,217	$174,087	$—	$1,167,063
Depreciation and amortization(4)	33,402	21,686	6,310	156	61,554
Segment income from operations	37,104	25,596	21,231	(4,464)	79,467

Six Months Ended June 30, 2005

Net sales	$659,438	$314,610	$137,154	$—	$1,111,202
Depreciation and amortization(4)	34,221	20,767	4,839	19	59,846
Segment income from operations	52,599	22,033	13,556	(5,077)	83,111

(1)	Results have been restated to present the new Closures segment which consists of the existing U.S. closures business and newly acquired White Cap Europe closures business.
(2)	Segment income from operations includes rationalization charges of $5.8 million for the three and six months ended June 30, 2006.
(3)	Segment income from operations includes rationalization charges of $0.4 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $2.5 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.
(4)	Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2006 and 2005 and for the

three and six months then ended is unaudited)

Note 11. Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Total segment income from operations	$39,871	$49,495	$79,467	$83,111
Interest and other debt expense	14,199	24,668	25,449	36,950

Income before income taxes	$25,672	$24,827	$54,018	$46,161

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

General

We are a leading North American manufacturer of metal and plastic consumer goods packaging products. We produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading manufacturer of metal, composite and plastic vacuum closures in North America and Europe for food and beverage products.

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

On June 1, 2006, we paid $257.8 million for White Cap Europe, including acquisition fees, net of cash actually acquired of $0.5 million. This amount is subject to adjustment as provided in the White Cap Purchase Agreement in respect of the amount of cash and working capital acquired and certain liabilities assumed, to the extent such amounts differ from amounts estimated for closing. White Cap Europe is a leading supplier of an extensive range of metal closures to consumer goods packaging companies in the food and beverage industries. White Cap Europe has been combined with our existing U.S. closures business to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

As a result of the acquisition of White Cap Europe and changes to the management reporting structure, we are now reporting three operating segments which include metal food containers, plastic containers and closures. Financial information for the metal food container business has been restated to reflect the closures business as a separate segment.

On July 1, 2006, we acquired the operations of the Amcor White Cap closures business in Turkey for $3.3 million and assumed $17.0 million of estimated indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

We expect to acquire additional Amcor White Cap closures businesses located in Brazil, China, the Philippines and Venezuela upon satisfaction of certain specified conditions as provided in the White Cap Purchase Agreement. The aggregate purchase price for these Amcor White Cap closure businesses and related working capital will be approximately €19 million plus assumed indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales
Metal food containers (1)	58.6%	60.1%	58.7%	59.3%
Plastic containers	24.3	27.3	26.4	28.3
Closures (1)	17.1	12.6	14.9	12.4

Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	87.4	86.6	87.4	87.4

Gross profit	12.6	13.4	12.6	12.6
Selling, general and administrative expenses	4.9	4.8	5.1	5.1
Rationalization charges	1.0	—	0.7	—

Income from operations	6.7	8.6	6.8	7.5
Interest and other debt expense	2.4	4.3	2.2	3.3

Income before income taxes	4.3	4.3	4.6	4.2
Provision for income taxes	1.6	1.6	1.7	1.6

Net income	2.7%	2.7%	2.9%	2.6%

Summary unaudited results of operations for the three and six months ended June 30, 2006 and 2005 are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in millions)
Net sales
Metal food containers (1)	$350.0	$349.4	$684.8	$659.4
Plastic containers	145.0	158.7	308.2	314.6
Closures (1)	102.2	73.1	174.1	137.2

Consolidated	$597.2	$581.2	$1,167.1	$1,111.2

Income from operations
Metal food containers (1)(2)	$18.9	$30.0	$37.1	$52.6
Plastic containers (3)	11.8	12.9	25.6	22.0
Closures (1)	10.7	8.9	21.3	13.6
Corporate	(1.5)	(2.3)	(4.5)	(5.1)

Consolidated	$39.9	$49.5	$79.5	$83.1

(1)	Results have been restated to present the new Closures business segment which consists of the existing U.S. closures business and newly acquired White Cap Europe closures business.
(2)	Includes rationalization charges of $5.8 million for the three and six months ended June 30, 2006.
(3)	Includes rationalization charges of $0.4 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $2.5 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Overview. Consolidated net sales were $597.2 million in the second quarter of 2006, representing a 2.8 percent increase as compared to the second quarter of 2005 due primarily to the acquisition of White Cap Europe, the pass through of higher raw material and other inflationary costs in all of our businesses and strong domestic volumes in our closures business, partially offset by volume declines in the plastic container business. Income from operations for the second quarter of 2006 of $39.9 million decreased by $9.6 million, or 19.4 percent, as compared to the same period in 2005 due to the impact of rationalization charges of $6.2 million, primarily for the exiting of the metal food container manufacturing facility in St. Paul, Minnesota. Additionally, our operating results were negatively impacted by inflation in manufacturing costs, a less favorable mix of products sold in the metal food container business, lower volumes in our plastic container business and the impact of an inventory write-up from the White Cap Europe acquisition as required in purchase accounting. The results for 2006 include one month of operations of the newly acquired White Cap Europe closures business. Results for the second quarter of 2005 included a loss on early extinguishment of debt of $11.0 million. Net income for the second quarter of 2006 was $16.4 million, or $0.43 per diluted share, as compared to $15.4 million, or $0.41 per diluted share, for the same period in 2005.

Net Sales. The $16.0 million increase in consolidated net sales in the second quarter of 2006 as compared to the second quarter of 2005 was the result of the inclusion of one month of operations of the newly acquired White Cap Europe closures business and higher net sales in the domestic closures business, partially offset by volume declines in the plastic container business.

Net sales of $350.0 million in the metal food container business for the second quarter of 2006 were essentially flat as compared to net sales for the same period in 2005. Higher average selling prices due to the pass through of higher raw material and other inflationary costs were offset by a less favorable mix of products sold, which resulted primarily from a shift in sales in certain products between quarters in the year.

Net sales for the plastic container business in the second quarter of 2006 decreased $13.7 million, or 8.6 percent, as compared to the same period in 2005. This decrease was primarily the result of significantly lower unit volumes resulting from soft demand in the personal care market, which we believe was heavily impacted by the backup in the supply chain as retailers implemented inventory reduction programs throughout the quarter. This decline was partially offset by higher average selling prices due to the pass through of higher resin costs.

Net sales for the closures business increased $29.1 million, or 39.8 percent, in the second quarter of 2006 as compared to the same period in 2005. This increase was primarily a result of the acquisition of White Cap Europe, higher domestic unit volumes and higher average selling prices due to the pass through of increased raw material costs.

Gross Profit. Gross profit margin decreased 0.8 percentage points to 12.6 percent in the second quarter of 2006 as compared to the same period in 2005 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased slightly to 4.9 percent for the second quarter of 2006 as compared to 4.8 percent for the same period in 2005, due primarily to the inclusion of the White Cap Europe business which incurs such expenses at a higher percentage of its sales.

Income from Operations. Income from operations for the second quarter of 2006 decreased by $9.6 million as compared to the second quarter of 2005 and operating margin decreased to 6.7 percent from 8.6 percent over the same periods.

Income from operations of the metal food container business for the second quarter of 2006 decreased $11.1 million, or 37.0 percent, as compared to the same period in 2005, and operating margin decreased to 5.4 percent from 8.6 percent over the same periods, due primarily to the rationalization charge of $5.8 million associated with the exiting of our St. Paul, Minnesota facility. A less favorable mix of products sold and continued inflationary pressures in raw materials and other manufacturing costs also contributed to the decrease. The unfavorable mix of products sold resulted primarily from a shift in sales of certain products between quarters in the year and is therefore expected to reverse in the latter half of 2006.

Income from operations of the plastic container business for the second quarter of 2006 decreased $1.1 million, or 8.5 percent, as compared to the same period in 2005, and operating margin remained flat at 8.1 percent over the same periods. The decrease in operating income was primarily due to lower unit volumes and incremental rationalization charges during the quarter related to the closing of our Valencia, California facility. The decrease was partially offset by the benefits of productivity improvements and cost reductions implemented throughout 2005 which allowed the plastic container business to sustain its operating margin in 2006.

Income from operations of the closures business for the second quarter of 2006 increased $1.8 million, or 20.2 percent, to $10.7 million as compared to $8.9 million in the same quarter a year ago. This increase was a result of unit volume growth in the domestic business, partially offset by the negative impact amounting to $2.6 million from the inventory write-up for the White Cap Europe business as a result of purchase accounting in connection with the acquisition. Operating margin for the second quarter of 2006 decreased to 10.4 percent from 12.2 percent in the prior year period as a result of the impact of the inventory write-up discussed above.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2006 decreased $10.5 million to $14.2 million as compared to the same period in 2005. This decrease resulted primarily from the $11.0 million loss on early extinguishment of debt recorded in the second quarter of 2005 in connection with the refinancing of our senior secured credit facility, partially offset by higher average borrowings as a result of our acquisition of White Cap Europe and the effect of rising market interest rates.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Overview. Consolidated net sales were $1.17 billion in the first six months of 2006, representing a 5.0 percent increase as compared to the first six months of 2005 primarily due to higher average selling prices as a result of the pass through of higher raw material costs, the acquisition of White Cap Europe and strong volumes in the domestic closures business, partially offset by volume declines in the plastic container business and a less favorable mix of products sold in the metal food container business. Income from operations for the first six months of 2006 decreased by $3.6 million, or 4.3 percent, as compared to the same period in 2005. The decrease in income from operations was primarily due to rationalization charges of $8.3 million, the impact of the inventory write-up in the newly acquired White Cap Europe business, lower unit volumes in the plastic container business and a less favorable mix of products sold in the metal food container business. These decreases were partially offset by strong operating results in the domestic closures business, continued benefits from rationalization and integration activities at our manufacturing facilities and resin benefits derived in the first quarter of 2006. The results for 2005 included a non-cash, pre-tax charge of $11.0 million for the loss on early extinguishment of debt as a result of the refinancing of our senior secured credit facility. Net income for the first six months of 2006 was $33.5 million, or $0.89 per diluted share, as compared to $28.3 million, or $0.76 per diluted share, for the same period in 2005.

Net Sales. The $55.9 million increase in consolidated net sales in the first six months of 2006 as compared to the first six months of 2005 was the result of higher net sales in both the metal food container and closures businesses, partially offset by volume declines in the plastic container business.

Net sales for the metal food container business increased $25.4 million, or 3.9 percent, in the first six months of 2006 as compared to the same period in 2005. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs and volume increases, partially offset by a less favorable mix of products sold.

Net sales for the plastic container business in the first six months of 2006 decreased $6.4 million, or 2.0 percent, as compared to the same period in 2005. This decrease was primarily the result of lower volumes, partially offset by higher average selling prices due to the pass through of higher resin costs.

Net sales for the closures business in the first six months of 2006 increased $36.9 million, or 26.9 percent, as compared to the same period in 2005. This increase was attributable to the acquisition of White Cap Europe and higher unit volumes in the domestic business.

Gross Profit. Gross profit margin was 12.6 percentage points for both the six months ending 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained flat at 5.1 percent for the first six months of 2006 as compared to the same period in 2005.

Income from Operations. Income from operations for the first six months of 2006 decreased by $3.6 million as compared to the first six months of 2005, and operating margin decreased to 6.8 percent from 7.5 percent over the same periods. The margin decline in 2006 resulted from the inclusion of rationalization charges totaling $8.3 million for the first six months of 2006. Results for the first six months of 2005 included rationalization charges of $0.5 million.

Income from operations of the metal food container business for the first six months of 2006 decreased $15.5 million, or 29.5 percent, as compared to the same period in 2005, and operating margin decreased to 5.4 percent from 8.0 percent over the same periods. These decreases were principally due to the inclusion of the rationalization charge of $5.8 million recorded in the first six months of 2006 for the exiting of the St. Paul, Minnesota manufacturing facility and a less favorable product mix which was primarily the result of a shift in sales of certain products between quarters in the year.

Income from operations of the plastic container business for the first six months of 2006 increased $3.6 million, or 16.4 percent, as compared to the same period in 2005, and operating margin increased to 8.3 percent from 7.0 percent over the same periods. Income from operations and operating margin benefited from the lag effect of the recovery of fourth quarter 2005 resin price increases in the first quarter of 2006 as resin prices declined during that quarter and from benefits from productivity improvements and headcount reductions. Income from operations and operating margin were negatively impacted in 2006 by lower sales volumes, inflation in manufacturing costs and the inclusion of $2.5 million of rationalization charges recorded in the first six months of 2006 for the shut down of the Valencia, California manufacturing facility.

Income from operations of the closures business for the first six months of 2006 increased $7.7 million, or 56.6 percent, as compared to the same period in 2005, and operating margin increased to 12.2 percent from 9.9 percent over the same periods. These increases were primarily due to an increase in volumes and continued benefits from rationalization and integration benefits in our manufacturing facilities in the domestic closures business, partially offset by the negative impact amounting to $2.6 million from the inventory write-up for purchase accounting in the White Cap Europe business.

Interest and Other Debt Expense. Interest and other debt expense for the first six months of 2006 decreased $11.5 million to $25.5 million as compared to the same period in 2005. This decrease resulted primarily from the inclusion in 2005 of $11.0 million for the loss on early extinguishment of debt in connection with the refinancing of our senior secured credit facility in June 2005.

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

On June 1, 2006, we completed a second amendment to our Credit Agreement. The second amendment, among other things, permitted us to borrow an incremental term loan of up to €200.0 million for the acquisition of White Cap Europe, while leaving the uncommitted incremental loan facility of up to $350 million available under the Credit Agreement. On June 1, 2006, we borrowed the full €200.0 million incremental term loan and used the funds to finance the purchase price for the acquisition of White Cap Europe.

Interest on the €200.0 million incremental term loan will accrue at the Euro Rate, as defined in our Credit Agreement, plus the applicable margin for A term loans maintained as Eurodollar Loans under the Credit Agreement. The incremental term loan is (i) secured by all of the collateral pledged under the Credit Agreement and (ii) guaranteed by the guarantors under the Credit Agreement, in each case to the same extent that A term loans and B term loans under the Credit Agreement are secured and guaranteed. You should read Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2006, we used net borrowings of revolving loans of $216.3 million, borrowings of long-term debt of $257.6 million and proceeds from stock option exercises of $1.5 million to fund our acquisition of White Cap Europe for $257.8 million, net of cash acquired, cash used in operations of $47.6 million primarily for our seasonal working capital needs, net capital expenditures of $58.3 million, decreases in outstanding checks of $97.0 million, debt issuance costs of $2.3 million incurred in connection with the second amendment to the Credit Agreement and dividends paid on our common stock of $9.0 million and to increase cash balances by $3.4 million.

For the six months ended June 30, 2005, we used proceeds of $550.0 million from the refinancing of our senior secured credit facility, net borrowings of revolving loans of $351.6 million and proceeds from stock option exercises of $2.7 million to fund the repayment of term loans of $638.7 million, cash used in operations of $84.0 million primarily for our seasonal working capital needs, net capital expenditures of $44.0 million, decreases in outstanding checks of $79.8 million, dividends paid on our common stock of $7.4 million and debt issuance costs of $3.5 million and to increase cash balances by $46.9 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At June 30, 2006, we had $216.3 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at June 30, 2006 was $208.2 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2006, we estimate that we will utilize approximately $250 - $300 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements. In addition, we intend to finance our acquisition of the remaining Amcor White Cap businesses through revolving loan borrowings under our Credit Agreement.

During the first six months of 2006, we paid cash dividends on our common stock totaling $9.0 million. On August 2, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on September 15, 2006 to holders of record of our common stock on September 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures now estimated at $130 million to $140 million for 2006, debt service, tax obligations, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of such acquisition opportunities, we expect to use our cash flow in 2006 to repay debt, and in such case we estimate that our debt at year-end 2006 would be approximately $900 million.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2006 with all of these covenants.

Rationalization Charges and Acquisition Reserves

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.8 million. These costs include $4.9 million of pension and postretirement curtailment expense, $3.0 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.9 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total costs of $5.8 million were recognized in the second quarter of 2006 primarily related to the non-cash pension and postretirement curtailment expense. Additional charges of $3.8 million are expected in 2006, with the remaining charges expected primarily in 2007. Cash expenditures of $5.6 million are expected primarily in 2007.

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility in the third quarter of 2006. The plan includes the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during the first six months of 2006 of $0.4 million for employee severance and benefits, $2.0 million for the non-cash write-down in carrying value of assets and $0.1 million for plant exit costs. Additional cash expenditures of $1.5 million related to plant exit costs are expected to be recognized as rationalization charges primarily in 2006.

Under our rationalization and acquisition plans, we made cash payments of $1.2 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. Total future cash spending of $7.7 million is expected for our outstanding rationalization plans and 2003 acquisition plan.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 included elsewhere in this Quarterly Report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method, which does not result in the restatement of previously issued financial statements. Therefore, for the first six months of 2006, we recognized compensation expense based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to the effective date that were unvested on January 1, 2006. The adoption of SFAS No. 123(R)’s fair value method did not have a significant impact on our results of operations, financial position, cash flows or basic and diluted net income per share. You should also read Note 10 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 included elsewhere in this Quarterly Report.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and, especially since our acquisition of the White Cap Europe closures business in June 2006, from foreign currency exchange rates. In the normal course of business, we also have limited risk related to commodity price changes for items such as natural gas. In an effort to minimize our foreign currency risk in Europe, we have financed the acquisition of White Cap Europe with debt under our Credit Agreement denominated in Euros.

We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Since such filing, other than transactions related to our acquisition of White Cap Europe as discussed in Notes 2 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on June 7, 2006 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2009 and until their successors are duly elected and qualified; (2) authorizing and approving our Amended and Restated Certificate of Incorporation; (3) approving an amendment to the Silgan Holdings Inc. Senior Executive Performance Plan; and (4) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

	Number of Shares Voted For	Number of Shares Withheld
Jeffrey C. Crowe	35,201,696	364,446
Edward A. Lapekas	35,266,753	299,389

Our directors whose term of office continued after the Annual Meeting are R. Philip Silver and William C. Jennings, each of whose term of office as a director continues until our annual meeting of stockholders in 2007, and D. Greg Horrigan and John W. Alden, each of whose term of office as a director continues until our annual meeting of stockholders in 2008.

The proposal to authorize and approve our Amended and Restated Certificate of Incorporation was approved at the Annual Meeting. There were 31,881,380 votes cast approving such Amended and Restated Certificate of Incorporation, 444,706 votes cast against such Amended and Restated Certificate of Incorporation and 1,911 votes abstaining.

The amendment to the Silgan Holdings Inc. Senior Executive Performance Plan was approved at the Annual Meeting. There were 31,792,000 votes cast approving such amendment, 515,922 votes cast against such amendment and 20,075 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved at the Annual Meeting. There were 34,967,601 votes cast ratifying such appointment, 568,582 votes cast against ratification of such appointment and 29,959 votes abstaining.

Item 6. Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2006 and 2005.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 9, 2006	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2006 and 2005.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.