Form 10-Q
period 2006-09-30
SILGAN HOLDINGS INC
filed 2006-11-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2006

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer,an accelerated filer, or a non-acelerated filer. See definition of "acclereated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated filer[ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of October 31, 2006, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,428,891.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------


Part I.  Financial Information                                            3

     Item 1. Financial Statements                                         3

             Condensed Consolidated Balance Sheets at
             September 30, 2006 and  2005 and December 31, 2005           3

             Condensed Consolidated  Statements of Income for the         4
             three months ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Income for the          5
             nine months ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Cash Flows for the      6
             nine months ended September 30, 2006 and 2005

             Condensed Consolidated Statements of Stockholders'           7
             Equity for the nine months ended September 30, 2006
             and 2005

             Notes to Condensed Consolidated Financial Statements         8

     Item 2. Management's Discussion and Analysis of Financial           26
             Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market       35
             Risk

     Item 4. Controls and Procedures                                     36

Part II.  Other Information                                              36

     Item 6. Exhibits                                                    36

Signatures                                                               37

Exhibit Index                                                            38



Part I. Financial Information
Item 1. Financial Statements

                                        SILGAN HOLDINGS INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)
                                        (Unaudited, see Note 1)


                                                     Sept. 30,         Sept. 30,         Dec. 31,
                                                       2006              2005              2005
                                                       ----              ----              ----

Assets

Current assets
     Cash and cash equivalents                      $   27,767        $   63,848       $   20,461
     Trade accounts receivable, net                    444,732           352,802          154,734
     Inventories                                       383,561           307,836          318,102
     Prepaid expenses and other current assets          20,676            22,640           27,244
                                                    ----------        ----------       ----------
         Total current assets                          876,736           747,126          520,541

Property, plant and equipment, net                     874,003           763,241          758,135
Goodwill                                               235,476           198,096          201,231
Other intangible assets, net                           100,143            14,492           15,673
Other assets, net                                       39,134            35,792           35,040
                                                    ----------        ----------       ----------
                                                    $2,125,492        $1,758,747       $1,530,620
                                                    ==========        ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Bank revolving loans                           $  201,146        $  217,700       $     --
     Current portion of long-term debt                     846             1,250              846
     Trade accounts payable                            208,845           175,639          247,552
     Accrued payroll and related costs                  74,565            64,972           60,010
     Accrued liabilities                                64,745            65,167           11,774
                                                    ----------        ----------       ----------
         Total current liabilities                     550,147           524,728          320,182

Long-term debt                                         955,427           751,750          699,532
Other liabilities                                      277,270           201,419          237,556


Stockholders' equity
     Common stock                                          428               426              426
     Paid-in capital                                   141,957           138,441          139,475
     Retained earnings                                 279,184           199,213          209,459
     Accumulated other comprehensive (loss) income     (18,812)            5,137          (13,888)
     Unamortized stock compensation                       --              (2,135)          (1,893)
     Treasury stock                                    (60,109)          (60,232)         (60,229)
                                                    ----------        ----------       ----------
         Total stockholders' equity                    342,648           280,850          273,350
                                                    ----------        ----------       ----------
                                                    $2,125,492        $1,758,747       $1,530,620
                                                    ==========        ==========       ==========

                                        See accompanying notes.

                          SILGAN HOLDINGS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the three months ended September 30, 2006 and 2005
       (Dollars and shares in thousands, except per share amounts)
                              (Unaudited)

                                                  2006          2005
                                                  ----          ----

Net sales                                       $856,426      $797,514

Cost of goods sold                               731,168       681,235
                                                --------      --------

     Gross profit                                125,258       116,279

Selling, general and administrative expenses      36,587        30,185

Rationalization charges                            1,740          --
                                                --------      --------

     Income from operations                       86,931        86,094

Interest and other debt expense                   17,920        12,618
                                                --------      --------

     Income before income taxes                   69,011        73,476

Provision for income taxes                        19,323        28,245
                                                --------      --------

     Net income                                 $ 49,688      $ 45,231
                                                ========      ========


Earnings per share:

     Basic net income per share                    $1.33         $1.22
                                                   =====         =====

     Diluted net income per share                  $1.31         $1.20
                                                   =====         =====


Dividends per share:                               $0.12         $0.10
                                                   =====         =====


Weighted average number of shares:

     Basic                                        37,411        37,172

     Effect of dilutive securities                   515           474
                                                  ------        ------

     Diluted                                      37,926        37,646
                                                  ======        ======



                             See accompanying notes.

                         SILGAN HOLDINGS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the nine months ended September 30, 2006 and 2005
      (Dollars and shares in thousands, except per share amounts)
                              (Unaudited)

                                                  2006          2005
                                                  ----          ----

Net sales                                       $2,023,489   $1,908,716

Cost of goods sold                               1,751,735    1,652,484
                                                ----------   ----------

     Gross profit                                  271,754      256,232

Selling, general and administrative expenses        95,266       86,563

Rationalization charges                             10,090          464
                                                ----------   ----------

     Income from operations                        166,398      169,205

Interest and other debt expense before loss on
   early extinguishment of debt                     43,369       38,533

Loss on early extinguishment of debt                  --         11,035
                                                ----------   ----------

     Interest and other debt expense                43,369       49,568
                                                ----------   ----------

     Income before income taxes                    123,029      119,637

Provision for income taxes                          39,796       46,060
                                                ----------   ----------

     Net income                                 $   83,233   $   73,577
                                                ==========   ==========


Earnings per share:

     Basic net income per share                      $2.23        $1.99
                                                     =====        =====

     Diluted net income per share                    $2.20        $1.96
                                                     =====        =====


Dividends per share:                                 $0.36        $0.30
                                                     =====        =====


Weighted average number of shares:

     Basic                                          37,346       37,059

     Effect of dilutive securities                     532          514
                                                    ------       ------

     Diluted                                        37,878       37,573
                                                    ======       ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2006 and 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                            2006         2005
                                                            ----         ----

Cash flows provided by (used in) operating activities
     Net income                                          $  83,233    $  73,577
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                      93,991       92,837
         Rationalization charges                            10,090          464
         Loss on early extinguishment of debt                 --         11,035
         Other changes that provided (used) cash:
              Trade accounts receivable, net              (237,779)    (204,729)
              Inventories                                   (1,335)      10,829
              Trade accounts payable                        32,435       11,703
              Accrued liabilities                           53,648       51,159
              Other, net                                    (7,012)       5,398
                                                         ---------    ---------
         Net cash provided by operating activities          27,271       52,273
                                                         ---------    ---------

Cash flows provided by (used in) investing activities
     Purchase of business, net of cash acquired           (261,778)        --
     Capital expenditures                                  (87,206)     (63,721)
     Proceeds from asset sales                               1,226        3,001
                                                         ---------    ---------
         Net cash used in investing activities            (347,758)     (60,720)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                      797,273      956,275
     Repayments under revolving loans                     (614,724)    (738,575)
     Proceeds from stock option exercises                    1,629        3,305
     Changes in outstanding checks - principally vendors   (98,134)     (80,180)
     Proceeds from issuance of long-term debt              257,600      550,000
     Repayments of long-term debt                             --       (638,668)
     Dividends paid on common stock                        (13,508)     (11,132)
     Debt issuance costs                                    (2,343)      (4,146)
                                                         ---------    ---------
         Net cash provided by financing activities         327,793       36,879
                                                         ---------    ---------

Cash and cash equivalents
     Net increase                                            7,306       28,432
     Balance at beginning of year                           20,461       35,416
                                                         ---------    ---------
     Balance at end of period                            $  27,767    $  63,848
                                                         =========    =========

Interest paid                                            $  39,793    $  35,167
Income taxes paid, net of refunds                           12,221       11,481


                             See accompanying notes.

                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                          For the nine months ended September 30, 2006 and 2005
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------       Paid-                Other       Unamortized                Total
                                             Shares    Par      in     Retained Comprehensive      Stock     Treasury  Stockholders'
                                          Outstanding Value   Capital  Earnings (Loss)Income    Compensation   Stock       Equity
                                          ----------- -----   -------  -------- -------------   ------------ ---------  ------------
Balance at December 31, 2004                 18,423    $211  $131,685  $136,768    $    859       $(1,694)   $(60,393)    $207,436

Comprehensive income:

   Net income                                  --       --       --      73,577        --            --          --         73,577

   Change in fair value of derivatives,
    net of tax provision of $1,438             --       --       --        --         2,423          --          --          2,423

   Foreign currency translation                --       --       --        --         1,855          --          --          1,855
                                                                                                                          --------
Comprehensive income                                                                                                        77,855
                                                                                                                          --------

Dividends declared on common stock             --       --       --     (11,132)       --            --          --        (11,132)

Issuance of restricted stock units             --       --        852      --          --            (852)       --           --

Amortization of stock compensation             --       --       --        --          --             411        --            411

Stock option exercises, including
  tax benefit of $2,945                         173       2     6,248      --          --            --          --          6,250

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $39                     6     --       (131)     --          --            --           161          30

Two-for-one stock split, net of
 treasury shares of 2,679                    18,602     213      (213)     --          --            --          --           --
                                             ------    ----  --------  --------    --------       -------    --------     --------
Balance at September 30, 2005                37,204    $426  $138,441  $199,213    $  5,137       $(2,135)   $(60,232)    $280,850
                                             ======    ====  ========  ========    ========       =======    ========     ========

Balance at December 31, 2005                 37,266    $426  $139,475  $209,459    $(13,888)      $(1,893)   $(60,229)    $273,350

Comprehensive income:

   Net income                                  --       --       --      83,233        --            --          --         83,233

   Change in fair value of derivatives,
     net of tax benefit of $2,926              --       --       --        --        (4,652)         --          --         (4,652)

   Foreign currency translation, net of
     tax provision of $1,351                   --       --       --        --          (272)         --          --           (272)
                                                                                                                          --------
Comprehensive income                                                                                                        78,309
                                                                                                                          --------
Dividends declared on common stock             --       --       --     (13,508)       --            --          --        (13,508)

Reversal of unamortized stock
 compensation                                  --       --     (1,893)     --          --           1,893        --           --

Stock compensation expense                     --       --      1,589      --          --            --          --          1,589

Stock option exercises, including               133       2     2,998      --          --            --          --          3,000
 tax benefit of $1,371

Net issuance of treasury stock for
  vested restricted stock units,
  including tax benefit of $97                   18     --       (212)     --          --            --           120          (92)
                                             ------    ----  --------  --------    --------       -------   ---------     --------
Balance at September 30, 2006                37,417    $428  $141,957  $279,184    $(18,812)      $  --     $ (60,109)    $342,648
                                             ======    ====  ========  ========    ========       =======   =========     ========



                                                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


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

Goodwill. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill was not impaired in our third quarter 2006 assessment.

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that public companies recognize compensation expense in an amount equal to the fair value of the share-based payment. We adopted SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective transition method in which compensation expense is recognized beginning January 1, 2006, the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees and directors prior to the effective date of SFAS No. 123(R) that remained unvested on January 1, 2006. In addition, in accordance with SFAS No. 123(R), upon adoption of this pronouncement we reversed our unamortized stock compensation balance representing the unvested portion of restricted stock units granted prior to January 1, 2006 into paid-in capital. The financial statements for prior years have not been restated and do not include the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) did not have a material effect on our financial position, results of operations, cash flows or basic and diluted net income per share.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 1.           Significant Accounting Policies  (continued)

Stock-Based Compensation (continued). We have calculated the paid-in capital pool related to employee compensation in accordance with SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The amounts recognized for such excess tax deductions were not material to our cash flows for the nine months ending September 30, 2006 and 2005.

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

As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the financial statements. The following table shows the effect on net income and basic and diluted net income per share if we had applied the fair value recognition provisions in accordance with SFAS No. 123:


                                                          Three Months Ended   Nine Months Ended
                                                          ------------------   -----------------
                                                             September 30,       September 30,
                                                                 2005                2005
                                                                 ----                ----
                                                       (Dollars in thousands, except per share data)

       Net income, as reported                                 $45,231             $73,577
       Add:  Stock-based compensation expense
           included in reported net income, net of
           income taxes                                            107                 250
       Deduct:  Total stock-based compensation
           expense under the fair value method
           for all awards, net of income taxes                    (296)             (1,002)
                                                               -------             -------
       Pro forma net income                                    $45,042             $72,825
                                                               =======             =======

       Earnings per share:
           Basic net income per share - as reported              $1.22               $1.99
                                                                 =====               =====
           Basic net income per share - pro forma                 1.21                1.97
                                                                 =====               =====

           Diluted net income per share - as reported            $1.20               $1.96
                                                                 =====               =====
           Diluted net income per share - pro forma               1.20                1.94
                                                                 =====               =====



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 1.           Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB also issued SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires the recognition of the funded status of deferred benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 requires prospective application, recognition and additional disclosure requirements effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact SFAS No. 158 will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.


Note 2.           White Cap Acquisition

On June 1, 2006 we acquired the Amcor White Cap closures operations in Europe and on July 1, 2006 we acquired the Amcor White Cap closures operations in Turkey, collectively "White Cap," from Amcor Limited. White Cap is a leading supplier of an extensive range of metal closures to consumer goods packaging companies in the food and beverage industries. White Cap has been combined with our previously acquired White Cap U.S. closures operations to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $261.8 million for White Cap, including acquisition fees, net of cash actually acquired of $1.7 million. As part of the acquisition of the operations in Turkey, we also assumed $17.0 million of indebtedness of such business. The purchase price is subject to adjustment as provided in the purchase agreement dated February 22, 2006 with Amcor Limited, or the White Cap Purchase Agreement, in respect of the amount of cash and working capital acquired and certain liabilities assumed, to the extent such amounts differ from amounts estimated for closing.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 2.           White Cap Acquisition  (continued)

We expect to acquire additional Amcor White Cap closures operations located in Brazil, China, the Philippines and Venezuela upon satisfaction of certain specified conditions as provided in the White Cap Purchase Agreement. The aggregate purchase price for these Amcor White Cap closures operations and related working capital will be approximately EUR 19 million plus assumed indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

The White Cap acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition, and the results of operations have been included in our condensed consolidated financial statements as of the respective dates of acquisition. The acquired White Cap operations have been combined with our pre-existing U.S. closures operations previously reported as part of our Metal Food Containers business segment to form a new Closures business segment (see Note 12).

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates in connection with the White Cap acquisition. The valuation of assets and liabilities is still in process and, therefore, the actual fair values may vary from these preliminary estimates. In addition, the initial consideration for the acquisition is subject to closing adjustments expected to be finalized in the fourth quarter of 2006. We have engaged third party experts to value certain assets and liabilities including property, plant and equipment, intangible assets and pension obligations.

Preliminary valuation of acquired net assets at the respective acquisition dates in connection with the White Cap acquisition is as follows (dollars in thousands):



       Trade accounts receivable                              $ 52,219
       Inventories                                              64,124
       Property, plant and equipment                           125,497
       Goodwill                                                 34,518
       Other intangible assets, primarily trade name
          and customer relationships                            89,772
       Other assets                                              8,500
       Trade accounts payable and accrued liabilities          (38,878)
       Revolving debt                                          (16,964)
       Other liabilities                                       (57,010)
                                                              --------
               Purchase price, net of cash acquired           $261,778
                                                              ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 2.           White Cap Acquisition  (continued)

The following unaudited pro forma financial information includes our historical results of operations for the periods indicated and gives pro forma effect to the White Cap acquisition as if it had been completed as of the beginning of the periods indicated. The pro forma results of operations include interest expense related to incremental borrowings used to finance the White Cap acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of White Cap with our existing operations, nor do they reflect savings from the impact of headcount reductions recently completed by the White Cap operations.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the White Cap acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.


                                                   Three Months Ended             Nine Months Ended
                                                   ------------------             -----------------
                                                 Sept. 30,   Sept. 30,          Sept. 30,    Sept. 30,
                                                    2006       2005               2006         2005
                                                    ----       ----               ----         ----
                                                     (Dollars in thousands, except per share data)

Net sales                                        $856,426    $870,773          $2,125,793   $2,120,744
Net income                                         49,688      45,137              86,995       76,443
Earnings per share:
   Basic net income per share                       $1.33       $1.21               $2.33        $2.06
   Diluted net income per share                      1.31        1.20                2.30         2.03


Net income for the three and nine months ended September 30, 2006 includes the pre-tax negative impact of $1.1 million and $3.7 million, respectively, from the inventory write-up for the White Cap closures operations as a result of purchase accounting in connection with the acquisition.

Net income for the three and nine  months  ended  September  30,  2005  includes pre-tax rationalization charges in addition to those recognized in the Condensed
Consolidated   Financial   Statements   of  $3.7   million  and  $4.2   million,
respectively,  for  severance  expense  recognized  by  White  Cap  prior to the acquisition.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 3.           Rationalization Charges and Acquisition Reserves

As part of our plans to integrate the operations of our various acquired businesses and to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization and acquisition reserves since December 31, 2005 is summarized as follows:


                                                   Employee      Retirement        Plant         Non-Cash
                                                  Severance        Benefit          Exit          Asset
                                                 and Benefits   Curtailments       Costs        Write Down     Total
                                                 ------------   ------------       -----        ----------     -----
                                                                         (Dollars in thousands)

Balance at December 31, 2005
----------------------------
Fairfield Rationalization                          $   --          $   --          $ 539         $   --       $   539
2003 Acquisition Plans                                   9             --             46             --            55
2003 Rationalization Plans                              30             --            --              --            30
2005 Rationalization Plan                              177             --            --              --           177
                                                   -------         -------         -----         -------      -------
Balance at December 31, 2005                           216             --            585             --           801

Activity for the Nine Months Ended Sept. 30, 2006
-------------------------------------------------
Fairfield Rationalization                              --              --           (231)            --          (231)
2003 Acquisition Plan Reserves Utilized                --              --            --              --           --
2003 Rationalization Plan Reserves Utilized            (30)            --            --              --           (30)
2005 Rationalization Plan Reserves Utilized           (113)            --            --              --          (113)
2006 Rationalization Plan Reserves Established       1,852           4,566           141           3,531       10,090
2006 Rationalization Plan Reserves Utilized         (1,016)         (4,566)         (141)         (3,531)      (9,254)
                                                   -------         -------         -----         -------      -------
Total Activity                                         693             --           (231)            --           462

Balance at September 30, 2006
-----------------------------
Fairfield Rationalization                              --              --            308             --           308
2003 Acquisition Plans                                   9             --             46             --            55
2003 Rationalization Plans                             --              --            --              --           --
2005 Rationalization Plan                               64             --            --              --            64
2006 Rationalization Plans                             836             --            --              --           836
                                                   -------         -------         -----         -------      -------
Balance at September 30, 2006                      $   909         $   --          $ 354         $   --       $ 1,263
                                                   =======         =======         =====         =======      =======

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.2 million. These costs include $4.6 million of pension and postretirement curtailment expense, $3.0 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during the first nine months of 2006 were $4.6 million for non-cash pension and postretirement curtailment expense, $1.4 million for employee severance and special termination benefits and $1.2 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $1.8 million are expected in the fourth quarter of 2006, with the remaining charges expected primarily in 2007. Cash expenditures of $4.3 million are expected primarily in 2007.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 3.           Rationalization Charges and Acquisition Reserves  (continued)

2006 Rationalization Plans  (continued)
--------------------------

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during the first nine months of 2006 of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $0.1 million for plant exit costs. The plant has ceased operations and estimated remaining cash payments of $1.4 million are expected to be paid in the fourth quarter of 2006 primarily for the buyout of the property lease.

Rationalization   and  acquisition   reserves  are  included  in  the  Condensed
Consolidated Balance Sheets as follows:



                                    Sept. 30,         Sept. 30,      Dec. 31,
                                      2006              2005           2005
                                      ----              ----           ----
                                               (Dollars in thousands)

Accrued liabilities                  $1,023            $  425          $561
Other liabilities                       240             1,050           240
                                     ------            ------          ----
                                     $1,263            $1,475          $801
                                     ======            ======          ====


Note 4.           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) income consisted of the following:


                                                     Sept. 30,         Sept. 30,        Dec. 31,
                                                       2006              2005             2005
                                                       ----              ----             ----
                                                                (Dollars in thousands)

Foreign currency translation                         $ 11,287          $ 11,492         $ 11,559
Change in fair value of derivatives                      (539)            5,348            4,113
Minimum pension liability                             (29,560)          (11,703)         (29,560)
                                                     --------          --------         --------
   Accumulated other comprehensive (loss) income     $(18,812)         $  5,137         $(13,888)
                                                     ========          ========         ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 5.           Inventories

Inventories consisted of the following:

                                                 Sept. 30,         Sept. 30,          Dec. 31,
                                                   2006              2005               2005
                                                   ----              ----               ----
                                                            (Dollars in thousands)

  Raw materials                                  $ 70,649          $ 55,962           $ 63,923
  Work-in-process                                  73,086            59,323             56,085
  Finished goods                                  246,543           190,115            214,064
  Spare parts and other                            24,461            17,141             16,896
                                                 --------          --------           --------
                                                  414,739           322,541            350,968
  Adjustment to value domestic
      inventory at cost on the LIFO method        (31,178)          (14,705)           (32,866)
                                                 --------          --------           --------
                                                 $383,561          $307,836           $318,102
                                                 ========          ========           ========


Note 6.           Debt

Debt consisted of the following:

                                                Sept. 30,         Sept. 30,         Dec. 31,
                                                  2006              2005              2005
                                                  ----              ----              ----
                                                            (Dollars in thousands)

Bank debt
     Bank revolving loans                      $  187,900          $217,700         $   --
     Bank A term loans                            375,000           425,000          375,000
     Bank B term loans                             83,750           125,000           83,750
     Canadian term loans                           40,491              --             38,628
     Euro term loans                              254,032              --               --
     Other foreign bank revolving loans            13,246              --               --
                                               ----------          --------         --------
        Total bank debt                           954,419           767,700          497,378

Subordinated debt
     6 3/4% Senior Subordinated Notes             200,000           200,000          200,000
     Other                                          3,000             3,000            3,000
                                               ----------          --------         --------
        Total subordinated debt                   203,000           203,000          203,000
                                               ----------          --------         --------

Total debt                                      1,157,419           970,700          700,378
     Less current portion                         201,992           218,950              846
                                               ----------          --------         --------
                                               $  955,427          $751,750         $699,532
                                               ==========          ========         ========

At September 30, 2006, amounts expected to be repaid within one year consisted of $187.9 million of bank revolving loans, related primarily to seasonal working capital needs, and $0.8 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $13.2 million of other bank revolving loans assumed in connection with the acquisition of the White Cap operations in Turkey.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 6.           Debt  (continued)

On June 1, 2006, we completed a second amendment to our Credit Agreement. The second amendment, among other things, permitted us to borrow an incremental term loan of up to EUR 200.0 million for the acquisition of White Cap, while leaving the uncommitted incremental loan facility of up to $350 million available under the Credit Agreement. On June 1, 2006, we borrowed the full EUR 200.0 million incremental term loan and used the funds to finance the purchase price for the acquisition of White Cap.

The EUR 200.0 million incremental term loan matures on June 30, 2012 and is payable in installments as follows (amounts in thousands):

                       Incremental Term Loan
                      Scheduled Repayment Date          Amount
                      ------------------------          ------
                      December 31, 2008               EUR 20,000
                      December 31, 2009                   30,000
                      December 31, 2010                   30,000
                      December 31, 2011                   40,000
                      June 30, 2012                       80,000

Interest on the EUR 200.0 million incremental term loan will accrue at the Euro Rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Eurodollar Loans under the Credit Agreement. At September 30, 2006, the interest rate on this incremental term loan was 4.38 percent.

The incremental term loan is (i) secured by all of the collateral pledged under the Credit Agreement and (ii) guaranteed by the guarantors under the Credit Agreement, in each case to the same extent that A term loans and B term loans under the Credit Agreement are secured and guaranteed.

At September 30, 2006, the aggregate notional principal amount of outstanding U.S. dollar interest rate swap agreements was $200 million, with $100 million maturing in each of 2007 and 2008.

In June 2006, we entered into five Eurodollar interest rate swap agreements totaling EUR 180.0 million to fix interest at rates ranging from 3.49 percent to
4.06 percent. These interest rate swap agreements mature as follows: EUR 20.0 million in 2007, EUR 25.0 million in 2008, EUR 30.0 million in 2011, and EUR
105.0 million in 2014. These interest rate swap agreements are accounted for as cash flow hedges and are with a financial institution which is expected to fully perform under the terms thereof.

Taking into account the current interest rate applicable for the EUR 200.0 million incremental term loan under the Credit Agreement and the weighted average cost differential between current Euribor rates and the fixed rates on the Eurodollar interest rate swap agreements, the effective interest rate on the EUR 200.0 million incremental term loan at September 30, 2006 was 5.04 percent.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 7.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                        Three Months Ended                Nine Months Ended
                                                        ------------------                -----------------
                                                   Sept. 30,          Sept. 30,          Sept. 30,   Sept. 30,
                                                     2006               2005               2006        2005
                                                     ----               ----               ----        ----
                                                                        (Dollars in thousands)

   Service cost                                    $ 3,688            $ 2,843           $ 10,426    $  9,327
   Interest cost                                     6,008              5,123             16,876      15,489
   Expected return on plan assets                   (6,849)            (6,542)           (20,615)    (19,631)
   Amortization of prior service cost                  636                790              2,205       2,370
   Amortization of actuarial losses                    769                372              2,315       1,121
   Curtailment expense                                 --                 --               3,708         --
   Termination benefits                                 26                --                 575         --
                                                   -------            -------           --------    --------
   Net periodic benefit cost                       $ 4,278            $ 2,586           $ 15,490    $  8,676
                                                   =======            =======           ========    ========



The components of the net periodic other postretirement benefits costs are as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                       ------------------                 -----------------
                                                   Sept. 30,          Sept. 30,        Sept. 30,      Sept. 30,
                                                     2006               2005             2006           2005
                                                     ----               ----             ----           ----
                                                                         (Dollars in thousands)

   Service cost                                    $   183             $  252          $   793         $1,065
   Interest cost                                       974              1,074            2,786          3,830
   Amortization of prior service cost                 (210)                 1           (1,323)             4
   Amortization of actuarial losses                     79                 41              498            254
   Net curtailment gain                             (2,237)               --            (1,052)           --
                                                   -------             ------          -------         ------
   Net periodic benefit cost                       $(1,211)            $1,368          $ 1,702         $5,153
                                                   =======             ======          =======         ======

In September 2006, we recognized income of $1.9 million for the curtailment of postretirement benefits in one of our closures manufacturing facilities.

In June 2006, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. As a result of this plan, we recognized curtailment expense for our pension and postretirement benefits of $3.7 million and $1.2 million, respectively, and incurred additional costs of $0.6 million for special termination pension benefits. In September 2006, we reduced the postretirement benefits curtailment expense by $0.3 million to reflect the most current estimate. See Note 3 for further information.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, based on current tax law, there are no minimum required contributions to our pension plans in 2006. However, this is subject to change based on current tax proposals before Congress, as well as in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first nine months of 2006, we made no contributions to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 8.           Income Taxes

In the third quarter of 2006, we recognized a cumulative income tax benefit of $6.9 million primarily related to the completion of tax initiatives for research and development credits. The estimated impact of ongoing research and development credits to our effective tax rate is not expected to be material.

Note 9.           Dividends

In March, June and September of 2006, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors. The aggregate cash payments for these dividends totaled $13.5 million.

On November 2, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on December 15, 2006 to holders of record of our common stock on December 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.


Note 10.          Treasury Stock

During the nine months ended September 30, 2006, we issued 23,328 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 5,162 shares of our common stock at an average cost of $36.63 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2006, 5,338,917 shares were held in treasury.


Note 11.          Stock-Based Compensation

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of September 30, 2006, 1,132,788 shares were available for issuance under the Plan.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 11.          Stock-Based Compensation (continued)

We adopted SFAS No. 123(R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 increased selling, general and administrative expenses by $0.6 million and $1.6 million, respectively.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 11.          Stock-Based Compensation (continued)

Stock Options     (continued)
-------------


The table below summarizes stock option activity pursuant to our equity compensation plans for the nine months ended September 30, 2006:

                                                       Weighted                      Aggregate
                                                       Average        Remaining      Intrinsic
                                                       Exercise      Contractual       Value
                                       Options          Price           Life       (in thousands)
                                       -------          -----           ----        ------------

  Options outstanding at
   December 31, 2005                  1,169,320        $13.51

     Granted                               --            --
     Exercised                             --            --
     Canceled                            (3,000)        16.54
                                      ---------
  Options outstanding at
   March 31, 2006                     1,166,320         13.50         4.9 years       $31,102

     Granted                               --            --
     Exercised                         (123,624)        12.40                           3,243
     Canceled                              --            --
                                      ---------
  Options outstanding at
   June 30, 2006                      1,042,696         13.63         4.9 years        24,375

     Granted                               --            --
     Exercised                           (9,400)        10.08                             229
     Canceled                            (2,480)        17.42
                                      ---------
  Options outstanding at
   September 30, 2006                 1,030,816         13.66         4.7 years        24,640
                                      =========

  Exercisable at
   September 30, 2006                   746,120        $12.58         4.5 years       $18,641


As of September 30, 2006, there was approximately $0.5 million of total unrecognized compensation expense from stock options. This cost is expected to be recognized over a weighted average period of one year.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 11.          Stock-Based Compensation (continued)

Restricted Stock Units
----------------------

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at September 30, 2006 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted in 2006 carry with them the right to receive dividend equivalents upon vesting, subject to forfeiture.

During the first nine months of 2006, we granted 100,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $3.9 million. In June 2006, we granted 7,878 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.3 million.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 11.          Stock-Based Compensation (continued)

Restricted Stock Units (continued)
----------------------

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2006:

                                                               Weighted Average
                                             Restricted Stock    Grant Date
                                                   Units         Fair Value
                                                   -----         ----------

  Restricted stock units outstanding at
   December 31, 2005                              88,628            $26.11

     Granted                                     166,800             39.38
     Released                                     (3,200)            31.65
     Canceled                                        --                --
                                                 -------
  Restricted stock units outstanding at
    March 31, 2006                               252,228             34.82

     Granted                                       7,878             38.34
     Released                                     (7,128)            28.06
     Canceled                                        --                --
                                                 -------
  Restricted stock units outstanding at
   June 30, 2006                                 252,978             35.12

     Granted                                      34,000             36.55
     Released                                    (13,000)            23.94
     Canceled                                        --                --
                                                 -------
  Restricted stock units outstanding at
   September 30, 2006                            273,978             35.82
                                                 =======

The fair value of restricted stock units released during the three and nine months ended September 30, 2006 was $0.5 million and $0.8 million, respectively.

At September 30, 2006, the aggregate intrinsic value of total restricted stock units expected to vest was $8.2 million.

As of September 30, 2006, there was approximately $6.7 million of total unrecognized compensation expense from restricted stock units. This cost is expected to be recognized over a weighted average period of 3.1 years.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 12.          Business Segment Information

As a result of the acquisition of White Cap and changes to the management reporting structure, we are now reporting three operating segments which include metal food containers, plastic containers and closures. The current and prior year results for the metal food containers business segment have been restated to reflect the closures business as a separate segment.

The  following   represents  restated  prior  year  quarterly  business  segment information for metal food containers and closures for each of the three months ended:


                                           March 31,        June 30,       September 30,      December 31,
                                             2005             2005             2005               2005
                                             ----             ----             ----               ----
                                                              (Dollars in thousands)

Metal Food Containers:
     Net sales                             $310,096         $349,342         $573,785           $376,609
     Depreciation and amortization           17,074           17,147           17,097             16,918
     Segment income from operations          22,564           30,035           70,691             28,104

Closures:
     Net sales                             $ 64,026         $ 73,128         $ 77,344           $ 61,176
     Depreciation and amortization            2,375            2,464            2,532              2,780
     Segment income from operations           4,672            8,884           10,469              3,278



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 12.          Business Segment Information  (continued)

Reportable business segment information for the three and nine months ended September 30 is as follows:

                                            Metal Food          Plastic
                                            Containers(1)(2)   Containers(3)     Closures(1)     Corporate      Total
                                            ----------         ----------        --------        ---------      -----
                                                                          (Dollars in thousands)

Three Months Ended September 30, 2006
-------------------------------------

Net sales                                   $  557,898          $144,051         $154,477         $   --     $  856,426
Depreciation and amortization(4)                14,845            10,023            6,309             375        31,552
Segment income from operations                  63,488             7,156           19,917          (3,630)       86,931

Three Months Ended September 30, 2005
-------------------------------------

Net sales                                   $  573,785          $146,385         $ 77,344         $   --     $  797,514
Depreciation and amortization(4)                17,097            11,313            2,532              16        30,958
Segment income from operations                  70,691             7,433           10,469          (2,499)       86,094

Nine Months Ended September 30, 2006
------------------------------------

Net sales                                   $1,242,657          $452,268         $328,564         $   --     $2,023,489
Depreciation and amortization(4)                48,247            31,709           12,619             530        93,105
Segment income from operations                 100,592            32,752           41,148          (8,094)      166,398

Nine Months Ended September 30, 2005
------------------------------------

Net sales                                   $1,233,223          $460,995         $214,498         $   --     $1,908,716
Depreciation and amortization(4)                51,318            32,081            7,371              35        90,805
Segment income from operations                 123,290            29,465           24,025          (7,575)      169,205

-------------

     (1) Results have been restated to present the new Closures business segment which consists of the pre-existing U.S. closures operations and the newly acquired international closures operations.
     (2) Segment income from operations includes rationalization charges of $1.4 million and $7.2 million for the three and nine months ended September 30, 2006.
     (3) Segment income from operations includes rationalization charges of $0.3 million for the three months ended September 30, 2006 and $2.9 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.
     (4) Depreciation and amortization excludes amortization of debt issuance costs of $0.4 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2006 and 2005 and for the
                 three and nine months then ended is unaudited)


Note 12.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                     Three Months Ended            Nine Months Ended
                                                     ------------------            -----------------
                                                  Sept. 30,      Sept. 30,      Sept. 30,       Sept. 30,
                                                    2006           2005           2006            2005
                                                    ----           ----           ----            ----
                                                                    (Dollars in thousands)

  Total segment income from operations             $86,931        $86,094       $166,398        $169,205
  Interest and other debt expense                   17,920         12,618         43,369          49,568
                                                   -------        -------        -------         -------
    Income before income taxes                     $69,011        $73,476       $123,029        $119,637
                                                   =======        =======       ========        ========


Note 13.          Subsequent Event

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility at the end of the second quarter of 2007. The plan includes the termination or relocation of approximately 110 plant employees and other related plant exit costs. We currently estimate rationalization charges of approximately $4.6 million for employee severance and benefits, $1.5 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets. Cash payments totaling $6.1 million are expected primarily in 2007.

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

On June 1, 2006 we acquired the Amcor White Cap operations in Europe and on July 1, 2006 we acquired the Amcor White Cap operations in Turkey, collectively "White Cap," for an aggregate purchase price of $261.8 million, including acquisition fees, net of cash actually acquired of $1.7 million, plus assumed indebtedness of $17.0 million. The purchase price is subject to adjustment as provided in the White Cap Purchase Agreement in respect of the amount of cash and working capital acquired and certain liabilities assumed, to the extent such amounts differ from amounts estimated for closing. White Cap is a leading supplier of an extensive range of metal closures to consumer goods packaging companies in the food and beverage industries. White Cap has been combined with our pre-existing U.S. closures operations to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

As a result of the acquisition of White Cap and changes to the management reporting structure, we are now reporting three operating segments which include metal food containers, plastic containers and closures. Financial information for the metal food container business has been restated to reflect the closures business as a separate segment. You should also read Note 12 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report.

We expect to acquire additional Amcor White Cap closures operations located in Brazil, China, the Philippines and Venezuela upon satisfaction of certain specified conditions as provided in the White Cap Purchase Agreement. The aggregate purchase price for these Amcor White Cap closures operations and related working capital will be approximately EUR 19 million plus assumed indebtedness, subject to adjustment as provided in the White Cap Purchase Agreement.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                                  Three Months Ended                 Nine Months Ended
                                                                  ------------------                 -----------------
                                                               Sept. 30,       Sept. 30,         Sept. 30,       Sept. 30,
                                                                 2006            2005              2006            2005
                                                                 ----            ----              ----            ----

Net sales
  Metal food containers (1)..............................        65.1%           71.9%             61.4%           64.6%
  Plastic containers.....................................        16.8            18.4              22.4            24.2
  Closures (1)...........................................        18.1             9.7              16.2            11.2
                                                                -----           -----             -----           -----
     Consolidated........................................       100.0           100.0             100.0           100.0
Cost of goods sold.......................................        85.4            85.4              86.6            86.6
                                                                -----           -----             -----           -----
Gross profit.............................................        14.6            14.6              13.4            13.4
Selling, general and administrative expenses.............         4.2             3.8               4.7             4.5
Rationalization charges .................................         0.2             --                0.5              -
                                                                -----           -----             -----           -----
Income from operations...................................        10.2            10.8               8.2             8.9
Interest and other debt expense..........................         2.1             1.6               2.1             2.6
                                                                -----           -----             -----           -----
Income before income taxes ..............................         8.1             9.2               6.1             6.3
Provision for income taxes...............................         2.3             3.5               2.0             2.4
                                                                -----           -----             -----           -----
Net income...............................................         5.8%            5.7%              4.1%            3.9%
                                                                =====           =====             =====           =====


Summary unaudited results of operations for the three and nine months ended September 30, 2006 and 2005 are provided below.

                                                                   Three Months Ended                Nine Months Ended
                                                                   ------------------                -----------------
                                                                Sept. 30,       Sept. 30,        Sept. 30,       Sept. 30,
                                                                  2006            2005             2006            2005
                                                                  ----            ----             ----            ----
                                                                                  (Dollars in millions)

Net sales
     Metal food containers (1)                                   $557.9          $573.8          $1,242.7        $1,233.2
     Plastic containers                                           144.0           146.4             452.3           461.0
     Closures (1)                                                 154.5            77.3             328.5           214.5
                                                                 ------          ------          --------        --------
        Consolidated                                             $856.4          $797.5          $2,023.5        $1,908.7
                                                                 ======          ======          ========        ========

Income from operations
     Metal food containers (1)(2)                                $ 63.5          $ 70.7          $  100.6        $  123.3
     Plastic containers (3)                                         7.2             7.4              32.8            29.5
     Closures (1)                                                  19.9            10.5              41.1            24.0
     Corporate                                                     (3.7)           (2.5)             (8.1)           (7.6)
                                                                  -----          ------          --------        --------
        Consolidated                                             $ 86.9          $ 86.1          $  166.4        $  169.2
                                                                 ======          ======          ========        ========

-------------

     (1) Results have been restated to present the new Closures business segment which consists of the pre-existing U.S. closures operations and the newly acquired international closures operations.
     (2) Includes rationalization charges of $1.4 million and $7.2 million for the three and nine months ended September 30, 2006.
     (3) Includes rationalization charges of $0.3 million for the three months ended September 30, 2006 and $2.9 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Overview. Consolidated net sales were $856.4 million in the third quarter of 2006, representing a 7.4 percent increase as compared to the third quarter of 2005 due primarily to the acquisition of the international closures operations and the pass through of higher raw material costs in all of our businesses, partially offset by volume declines in the metal food and the plastic container businesses. Income from operations for the third quarter of 2006 of $86.9 million increased by $0.8 million, or 1.0 percent, as compared to the same period in 2005 due to the international closures acquisition, offset by rationalization charges, lower volumes in both the metal food and plastic container businesses, inflation in manufacturing costs and professional fees related to the implementation of certain tax initiatives. Net income for the third quarter of 2006 was $49.7 million, or $1.31 per diluted share, as compared to $45.2 million, or $1.20 per diluted share, for the same period in 2005. Net income for the third quarter of 2006 includes a full three months of operations of the newly acquired international closures operations and a benefit of $0.15 per diluted share attributable to tax initiatives implemented in the third quarter, net of fees, reduced by rationalization charges of $0.03 per diluted share, net of tax.

Net Sales. The $58.9 million increase in consolidated net sales in the third quarter of 2006 as compared to the third quarter of 2005 was the result of an increase in sales in our closures business, partially offset by a decrease in sales in our metal food and plastic container businesses.

Net sales for the metal food container business in the third quarter of 2006 decreased $15.9 million, or 2.8 percent as compared to net sales for the same period in 2005. This decrease was principally due to a decrease in volumes, partially offset by higher average selling prices due to the pass through of higher raw material and other inflationary costs. The volume shortfall was primarily due to poor growing conditions in California, reducing yields for certain fruits and vegetables and delaying the timing of packing these products. Volume for the fourth quarter of 2006 is expected to include some of these can units delayed from the third quarter.

Net sales for the plastic container business in the third quarter of 2006 decreased $2.4 million, or 1.6 percent, as compared to the same period in 2005. This decrease was primarily the result of a decline in unit volumes as compared with the third quarter of 2005.

Net sales for the closures business increased $77.2 million in the third quarter of 2006 as compared to the same period in 2005. This increase was primarily a result of the international closures acquisition.

Gross Profit. Gross profit margin remained constant at 14.6 percent in the third quarter of 2006 as compared to the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased to
4.2 percent for the third quarter of 2006 as compared to 3.8 percent for the same period in 2005. This increase was due primarily to the inclusion of the international closures operations which incurs such expenses at a higher percentage of its sales as well as the incurrence of additional professional fees for the implementation of certain tax initiatives in the third quarter of 2006.

Income from Operations. Income from operations for the third quarter of 2006 increased by $0.8 million as compared to the third quarter of 2005, while operating margin decreased to 10.2 percent from 10.8 percent over the same periods.

Income from operations of the metal food container business for the third quarter of 2006 decreased $7.2 million, or 10.2 percent, as compared to the same period in 2005, and operating margin decreased to 11.4 percent from 12.3 percent over the same periods. These decreases resulted primarily from lower unit volumes, incremental rationalization charges of $1.4 million during the quarter related to the closing of our St. Paul, Minnesota manufacturing facility and inflation in certain manufacturing costs.

Income from operations of the plastic container business for the third quarter of 2006 decreased $0.2 million as compared to the same period in 2005, and operating margin decreased to 5.0 percent as compared to 5.1 percent over the same periods. Income from operations and operating margin were essentially flat over the periods, despite lower unit volumes, incremental rationalization charges of $0.3 million during the quarter related to the closing of our Valencia, California facility and inflation in certain manufacturing costs, as a result of the benefits of continued productivity improvements and cost reduction initiatives.

Income from operations of the closures business for the third quarter of 2006 increased $9.4 million to $19.9 million, as compared to $10.5 million in the same quarter last year. This increase was primarily a result of the effect of a full quarter from the operations of the international closures acquisition and continued cost reductions in the domestic operations. Operating margin for the third quarter of 2006 decreased to 12.9 percent from 13.6 percent in the prior year period due primarily to the inclusion of the international operations, which generally incur selling, general and administrative expense at a higher percentage of sales as compared to the domestic operations.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2006 increased $5.3 million to $17.9 million as compared to the same period in 2005. This increase was due to higher outstanding borrowings as a result of our international closures acquisition and the effect of higher market interest rates.

Provision for Income Taxes. The effective tax rate for the third quarter of 2006 was 28.0 percent as compared to 38.4 percent in the same period in 2005. The 2006 effective tax rate was impacted by the cumulative income tax benefit of $6.9 million, primarily related to the completion in the third quarter of 2006 of tax initiatives for research and development credits.


Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Overview. Consolidated net sales were $2.02 billion in the first nine months of 2006, representing a 6.0 percent increase as compared to the first nine months of 2005 principally due to the acquisition of the international closures operations, strong volumes in the domestic closures operations and higher average selling prices in both the metal food and plastic container businesses primarily as a result of the pass through of higher raw material costs, partially offset by lower volumes in the metal food and plastic container businesses. Income from operations for the first nine months of 2006 decreased by $2.8 million, or 1.7 percent, as compared to the same period in 2005. The decrease in income from operations was primarily due to rationalization charges of $10.1 million and lower unit volumes in the metal food and plastic container businesses, largely offset by the inclusion of the results of the international closures operations, strong operating results in the domestic closures operations and continued benefits from rationalization and integration activities at our manufacturing facilities. Net income for the first nine months of 2006 was $83.2 million, or $2.20 per diluted share, as compared to $73.6 million, or $1.96 per diluted share, for the same period in 2005. Net income for 2006 included four months of operations of the acquired international closures business and a tax benefit net of fees of $0.15 per diluted share, reduced by rationalization charges of $0.18 per diluted share, net of tax. Net income for 2005 included a non-cash, pre-tax charge of $11.0 million for the loss on early extinguishment of debt as a result of the refinancing of our senior secured credit facility.

Net Sales. The $114.8 million increase in consolidated net sales in the first nine months of 2006 as compared to the first nine months of 2005 was the result of an increase in sales in our closures and metal food container businesses, partially offset by a decrease in sales in our plastic container business.

Net sales for the metal food container business increased $9.5 million, or 0.8 percent, in the first nine months of 2006 as compared to the same period in 2005. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs, partially offset by volume declines. These volume declines were partially a result of delays in the packing of seasonal fruit and vegetable products from the third quarter of 2006, a portion of which is expected to be canned and packed in the fourth quarter of 2006.

Net sales for the plastic container business in the first nine months of 2006 decreased $8.7 million, or 1.9 percent, as compared to the same period in 2005. This decrease was primarily the result of lower volumes due to soft demand in the personal care market, which we believe was heavily impacted by the backup in the supply chain as retailers implemented inventory reduction programs. This decline was partially offset by higher average selling prices due to the pass through of higher resin costs.

Net sales for the closures business in the first nine months of 2006 increased $114.0 million, or 53.1 percent, as compared to the same period in 2005. This increase was attributable to the acquisition of the international closures operations and higher unit volumes in the domestic operations.

Gross Profit. Gross profit margin remained flat at 13.4 percent in the first nine months of 2006 as compared to the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 4.7 percent for the first nine months of 2006 as compared to 4.5 percent for the same period in 2005, due primarily to the inclusion of the international closures operations which incurs such expenses at a higher percentage of its sales.

Income from Operations. Income from operations for the first nine months of 2006 decreased by $2.8 million as compared to the first nine months of 2005, and operating margin decreased to 8.2 percent from 8.9 percent over the same periods. These decreases resulted primarily from the inclusion of rationalization charges totaling $10.1 million in the first nine months of 2006 and volume declines in both the metal food and plastic container businesses. Results for the first nine months of 2005 included rationalization charges of $0.5 million.

Income from operations of the metal food container business for the first nine months of 2006 decreased $22.7 million, or 18.4 percent, as compared to the same period in 2005, and operating margin decreased to 8.1 percent from 10.0 percent over the same periods. These decreases were principally due to the inclusion of the rationalization charge of $7.2 million recorded in the first nine months of 2006 for the exiting of the St. Paul, Minnesota manufacturing facility, a decline in unit volumes as a result of poor growing conditions in California and inflation in certain manufacturing costs.

Income from operations of the plastic container business for the first nine months of 2006 increased $3.3 million, or 11.2 percent, as compared to the same period in 2005, and operating margin increased to 7.3 percent from 6.4 percent over the same periods. Income from operations and operating margin benefited from the lag effect of the recovery of fourth quarter 2005 resin price increases in the first quarter of 2006 as resin prices declined during that quarter and from benefits from productivity improvements and headcount reductions. These improvements were partially offset by lower sales volumes, inflation in certain manufacturing costs and the inclusion of $2.9 million of rationalization charges recorded in the first nine months of 2006 for the shut down of the Valencia, California manufacturing facility.

Income from operations of the closures business for the first nine months of 2006 increased $17.1 million, or 71.3 percent, as compared to the same period in 2005, and operating margin increased to 12.5 percent from 11.2 percent over the same periods. These increases were primarily due to the acquisition of the international closures operations and an increase in volumes and continued benefits from rationalization and integration benefits in our manufacturing facilities in the domestic closures operations.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2006 decreased $6.2 million to $43.4 million as compared to the same period in 2005. This decrease resulted primarily from the inclusion in 2005 of $11.0 million for the loss on early extinguishment of debt in connection with the refinancing of our senior secured credit facility in June 2005. Interest and other debt expense for the first nine months of 2006 was impacted by higher outstanding borrowings due to the acquisition of the international closures operations and the effects of higher market interest rates.

Provision for Income Taxes. The effective tax rate for the first nine months of 2006 was 32.4 percent as compared to 38.5 percent in the same period in 2005. The 2006 effective tax rate was impacted by the cumulative income tax benefit of $6.9 million, primarily related to the completion in the third quarter of 2006 of tax initiatives for research and development credits.


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

On June 1, 2006, we completed a second amendment to our Credit Agreement. The second amendment, among other things, permitted us to borrow an incremental term loan of up to EUR 200.0 million for the acquisition of White Cap, while leaving the uncommitted incremental loan facility of up to $350 million available under the Credit Agreement. On June 1, 2006, we borrowed the full EUR 200.0 million incremental term loan and used the funds to finance the purchase price for the acquisition of White Cap.

Interest on the EUR 200.0 million incremental term loan will accrue at the Euro Rate, as defined in our Credit Agreement, plus the applicable margin for A term loans maintained as Eurodollar Loans under the Credit Agreement. The incremental term loan is (i) secured by all of the collateral pledged under the Credit Agreement and (ii) guaranteed by the guarantors under the Credit Agreement, in each case to the same extent that A term loans and B term loans under the Credit Agreement are secured and guaranteed. You should read Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2006, we used cash from operations of $27.3 million, net borrowings of revolving loans of $182.5 million, borrowings of long-term debt of $257.6 million and proceeds from stock option exercises of $1.6 million to fund our acquisition of White Cap for $261.8 million, net of cash acquired, net capital expenditures of $86.0 million, decreases in outstanding checks of $98.1 million, debt issuance costs of $2.3 million incurred in connection with the second amendment to the Credit Agreement and dividends paid on our common stock of $13.5 million and to increase cash balances by $7.3 million.

For the nine months ended September 30, 2005, we used cash from operations of $52.3 million, proceeds of $550.0 million from the refinancing of our senior secured credit facility, net borrowings of revolving loans of $217.7 million and proceeds from stock option exercises of $3.3 million to fund the repayment of term loans of $638.7 million, net capital expenditures of $60.7 million, decreases in outstanding checks of $80.2 million, dividends paid on our common stock of $11.1 million and debt issuance costs of $4.2 million and to increase cash balances by $28.4 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. During the third quarter of 2006, we utilized approximately $276.5 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

At September 30, 2006, we had $187.9 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at September 30, 2006 was $221.7 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. In addition, we intend to finance our acquisition of the remaining Amcor White Cap closures operations with cash generated by the business or through revolving loan borrowings under our Credit Agreement.

During the first nine months of 2006, we paid aggregate cash dividends on our common stock totaling $13.5 million. On November 2, 2006, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on December 15, 2006 to holders of record of our common stock on December 1, 2006. The cash payment for this dividend is expected to be approximately $4.5 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures estimated at $130 million for 2006, debt service, tax obligations, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition. However, in the absence of such acquisition opportunities, we expect to use our cash flow in 2006 to repay debt, and in such case we estimate that our debt at year-end 2006 would be approximately $900 million.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2006 with all of these covenants.


Rationalization Charges and Acquisition Reserves

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility at the end of the second quarter of 2007. The plan includes the termination or relocation of approximately 110 plant employees and other related plant exit costs. We currently estimate rationalization charges of approximately $4.6 million for employee severance and benefits, $1.5 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets. Cash payments totaling $6.1 million are expected primarily in 2007.

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.2 million. These costs include $4.6 million of pension and postretirement curtailment expense, $3.0 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during the first nine months of 2006 were $4.6 million for non-cash pension and postretirement curtailment expense, $1.4 million for employee severance and special termination benefits and $1.2 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $1.8 million are expected in the fourth quarter of 2006, with the remaining charges expected primarily in 2007. Cash expenditures of $4.3 million are expected primarily in 2007.

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during the first nine months of 2006 of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $0.1 million for plant exit costs. The plant has ceased operations and estimated remaining cash payments of $1.4 million are expected to be paid in the fourth quarter of 2006 primarily for the buyout of the property lease.

Under our rationalization and acquisition plans, we made cash payments of $1.5 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. Total future cash spending of $12.2 million is expected for our outstanding rationalization plans, including our recent Stockton, California plan, and 2003 acquisition plan.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.


RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," utilizing the modified prospective transition method, which does not result in the restatement of previously issued financial statements. Therefore, for the first nine months of 2006, we recognized compensation expense based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to the effective date that were unvested on January 1, 2006. The adoption of SFAS No. 123(R)'s fair value method did not have a significant impact on our results of operations, financial position, cash flows or basic and diluted net income per share. You should also read Note 11 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB also issued SFAS No. 158, "Employers' Accounting for Deferred Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires the recognition of the funded status of deferred benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 requires prospective application, recognition and additional disclosure requirements effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact SFAS No. 158 will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Market risks relating to our operations result primarily from changes in interest rates and, especially since our acquisition of the White Cap closures operations, from foreign currency exchange rates. In the normal course of business, we also have limited risk related to commodity price changes for items such as natural gas. In an effort to minimize our foreign currency risk in Europe, we have financed the acquisition of White Cap with debt under our Credit Agreement denominated in Euros. In addition, we have implemented certain internal hedging strategies to minimize our foreign currency risk related to debt in foreign operations denominated in currencies other than the Euro.

We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Since such filing, other than transactions related to our acquisition of White Cap as described above and as discussed in Notes 2 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls. During the second and third quarter of 2006, we acquired White Cap. You should read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 included elsewhere in this Quarterly Report for further details on the White Cap acquisition. We are currently in the process of integrating the internal controls and procedures of White Cap into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of White Cap in our annual assessment of the effectiveness of our internal control over financial reporting for our 2007 fiscal year.


Part II. Other Information


Item 6.  Exhibits


Exhibit Number                       Description
--------------                       -----------


     12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2006 and 2005.

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




                                            SILGAN HOLDINGS INC.



Dated:  November 9, 2006                    /s/Robert B. Lewis
                                            ------------------------------------
                                            Robert B. Lewis
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                       EXHIBIT
    -----------                       -------

        12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2006 and 2005.

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