Form 10-K
period 2006-12-31
SILGAN HOLDINGS INC
filed 2007-03-01
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $890.1 million. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2007, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 37,588,438.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $2.7 billion in 2006. Our products are used for a wide variety of end markets and we operate 69 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food;

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products; and

•	metal, composite and plastic vacuum closures for food and beverage products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2006 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2006, our metal food container business had net sales of $1.625 billion (approximately 61 percent of our consolidated net sales) and income from operations of $133.4 million (approximately 59 percent of our consolidated income from operations excluding corporate expense).

We are also a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers for the agricultural, institutional food and industrial markets, to further complement our plastic container business. For 2006, our plastic container business had net sales of $592.3 million (approximately 22 percent of our consolidated net sales) and income from operations of $42.5 million (approximately 19 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We acquired the White Cap closures operations, or White Cap, from Amcor Limited, or Amcor, in Europe and Asia in 2006 and in Venezuela, South America in early 2007, and reunited these operations with the former White Cap closures operations in the United States that we had previously acquired in 2003 to form our global closures business, Silgan White Cap. Our leadership position in this market is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 13 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to seven other manufacturers for various markets we do not serve. For 2006, our closures business had net sales of $450.3 million (approximately 17 percent of our consolidated net sales) and income from operations of $49.8 million (approximately 22 percent of our consolidated income from operations excluding corporate expense), which amounts include the White Cap operations in Europe and Asia since their acquisitions.

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2007 approximately 90 percent of our projected metal food container sales, a majority of our projected plastic container sales and a majority of our projected closures sales in the United States will be under multi-year customer supply arrangements.

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

OUR HISTORY

We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired and integrated twenty-two businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2006. We have also grown our market position in the plastic container business since 1987, with net sales increasing more than sixfold to $592.3 million in 2006. With our acquisition of White Cap, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $450.3 million in 2006. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers, steel closures and Omni plastic containers
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers

Acquired Business	Year	Products
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC (Silgan White Cap Americas LLC)	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and Venezuela, South America)	2006	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers

In June 2006, we acquired the White Cap operations in Europe from Amcor. Additionally, we acquired the White Cap operations in Turkey in July 2006, in the Philippines and China in December 2006 and in Venezuela in January 2007. With this acquisition, we reunited these operations with the former White Cap operations in the United States that we had acquired in 2003 to create our global closures business, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. Additionally, as part of this acquisition, we may acquire the White Cap operations in Brazil, provided that specified closing conditions are timely satisfied.

In December 2006, we acquired Cousins-Currie, which in combination with our existing Canadian plastic container operations solidifies our position as a leading manufacturer in Canada of custom designed plastic containers.

OUR STRATEGY

We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT

Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick TopTM easy-open ends for our metal food containers. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design and manufacture both plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic vacuum closures as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety.

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

Through our metal food container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry throughout North America. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. Through our closures business, we manufacture an extensive variety of metal, composite and plastic vacuum closures for the food and beverage industry throughout the world utilizing state-of-the-art technology and equipment, and we provide our customers with state-of-the-art capping/sealing equipment and detection systems. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. Consistent with this financial strategy, we incurred and assumed debt of $314.5 million to finance the aggregate purchase price for our acquisitions of White Cap and Cousins-Currie in 2006. However, as a result of the ability of our business to generate cash, we repaid $71.8 million of term loan debt by year end 2006. In the absence of further acquisition opportunities, we intend to use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or extraordinary dividends to our stockholders.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH

We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations, which have grown at compounded annual growth rates of 6.5 percent and 5.7 percent, respectively, over the last ten years.

During the past nineteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, and Pacific Coast Producers, or Pacific Coast, reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made over the last few years, and are continuing to make, significant capital investment in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick TopTM easy-open ends. In 2006, 61 percent of our metal food containers sold had a Quick TopTM easy-open end, representing an increase in unit sales of this value-added feature of 37 percent since 2002.

We have grown our market position for our plastic container business since 1987, with net sales increasing more than sixfold to $592.3 million in 2006. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. In December 2006, we acquired Cousins-Currie to complement our Canadian plastic container operations and solidify our position as a leading manufacturer in Canada of custom designed plastic containers. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

With our acquisition in March 2003 of Silgan White Cap Americas LLC, our former closures joint venture with Amcor in which we held a minority position, we became a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition in March 2003, this business was the North American business of the worldwide White Cap business. With our acquisition of White Cap, we reunited these businesses and reestablished it as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. We may pursue further consolidation in these markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. We have recently made additional investments in plastic vacuum closure lines in the United States and will evaluate opportunities to grow plastic vacuum closures in other markets. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In 2006, we announced the closing of two metal food container manufacturing facilities and one plastic container manufacturing facility in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. These plant closings are expected to generate positive cash-on-cash returns for us beginning in the later part of 2007. Following our acquisition in March 2003 of our domestic closures operations, we implemented rationalization and integration plans to consolidate certain administrative functions of this business with our metal food container business and to close a higher cost manufacturing facility. We substantially completed these plans in 2004 and significantly improved the profitability of this business. Additionally, with our acquisition in April 2003 of the can manufacturing business of Pacific Coast, we were able to successfully rationalize and consolidate this business into our existing metal food container facilities and realize cost reductions and manufacturing efficiencies as a result.

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

BUSINESS SEGMENTS

We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal food container business, our plastic container business and our closures business.

METAL FOOD CONTAINERS—61 PERCENT OF OUR CONSOLIDATED NET SALES IN 2006

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2006 of approximately half of the market. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2006, our metal food container business had net sales of $1.625 billion (approximately 61 percent of our consolidated net sales) and income from operations of $133.4 million (approximately 59 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2007 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality and high levels of service and value-added features such as our family of Quick TopTM easy-open ends.

PLASTIC CONTAINERS—22 PERCENT OF OUR CONSOLIDATED NET SALES IN 2006

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2006, our plastic container business had net sales of $592.3 million (approximately 22 percent of our consolidated net sales) and income from operations of $42.5 million

(approximately 19 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sixfold.

We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments and liquor. Additionally, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes, arts and crafts supplies and kitty litter, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes, and our innovative Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products.

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

CLOSURES—17 PERCENT OF OUR CONSOLIDATED NET SALES IN 2006

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. In 2003, we acquired the remaining 65 percent interest that we did not own in our closures joint venture in the United States from Amcor, our joint venture partner, which operations were the North American operations of White Cap. We acquired the White Cap operations in Europe and Asia in 2006 and in Venezuela in early 2007, and reunited these operations with the former White Cap operations in the United States to form our worldwide closures business. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 13 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to seven other manufacturers for various markets we do not serve. For 2006, our closures business had net sales of $450.3 million (approximately 17 percent of our consolidated net sales) and income from operations of $49.8 million (approximately 22 percent of our consolidated income from operations excluding corporate expense).

Through Silgan White Cap, we manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink teas, sports and energy drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food, baby juices, infant formula and dairy products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize removal torques and to enhance openability of our closures while meeting applicable regulatory requirements. We offer our customers an extensive range of printing options for our closures. We also provide customers with sealing/capping equipment and detection systems to complement our closure product offering for food and beverage products. As a result of our extensive range of metal, composite and plastic vacuum closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

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

As of February 1, 2007, we operated a total of 69 manufacturing facilities in nine different countries throughout the world that serve the needs of our customers.

METAL FOOD CONTAINER BUSINESS

The manufacturing operations of our metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick TopTM easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick TopTM easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.

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

We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the country. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. For plastic tubes, we offer all commercially available post-mold decoration technologies. Post-mold decoration includes:

•	silk screen decoration which enables the applications of images in multiple colors to the bottle;

•	pressure sensitive decoration which uses a plastic film or paper label with an adhesive;

•	heat transfer decoration which uses a plastic coated label applied by heat;

•	hot stamping decoration which transfers images from a die using metallic foils; and

•	shrink sleeve labeling.

CLOSURES BUSINESS

The manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining. We manufacture twist-off, lug style and press-on, twist-off steel closures and aluminum roll-on closures for glass, metal and plastic containers, ranging in size from 18 to 110 millimeters in diameter. We employ state-of-the-art multi-die presses to manufacture metal closures, offering a low-cost, high quality means of production. We also provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize torque removal and enhance the openability of our closures while meeting applicable regulatory requirements.

We utilize two basic processes to produce plastic closures. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming a plastic closure shell. The shell is then lined with a custom formulated, compression molded sealing system and printed depending on its end use. In the compression molded process, pellets of plastic resin are heated and extruded, and then compressed to form a plastic closure shell. The shell is then lined with a custom formulated, compression molded sealing system, slit and printed depending on its end use.

For composite closures, a metal panel is manufactured using the same manufacturing process for metal closures, including the use of custom formulations of sealing/lining materials, and then it is inserted into a plastic closure shell.

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

METAL FOOD CONTAINER BUSINESS

We use tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal food container products. Although there has been significant consolidation of suppliers, we believe that we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future.

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we also increased prices to pass through increases in our metal costs. Additionally, in 2004 the steel industry experienced raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers’ requirements. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2007.

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

PLASTIC CONTAINER BUSINESS

The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has increased significantly in the past few years. Our plastic container business has passed along to our customers changes in the prices of our resin raw materials in accordance with customer supply arrangements.

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

We believe that we have made adequate provisions to purchase sufficient quantities of resins for the foreseeable future, absent unforeseen events such as what happened in 2005.

CLOSURES BUSINESS

We use tin plated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures.

We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of plastic closures.

Our domestic closures operations have generally passed along to customers changes in the prices of metal and resin raw materials in accordance with supply arrangements. For non-contract customers, our domestic closures operations have also increased prices to pass through changes in our metal and resin costs. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future, despite the significant consolidation of suppliers.

SALES AND MARKETING

Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products primarily by a direct sales force and for our plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal food business generally sells to customers within a 300 mile radius of its manufacturing plants.

In 2006, 2005, and 2004, approximately 13 percent, 12 percent and 13 percent, respectively, of our consolidated net sales were to Campbell; approximately 11 percent of our consolidated net sales each year were to Nestlé; and approximately 8 percent, 11 percent and 11 percent, respectively, of our consolidated net sales were to Del Monte. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2006 of approximately half of the market. Our largest customers for these products include Campbell, Del Monte, General Mills, Inc., Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Seneca Foods L.L.C., and Unilever Best Foods (a unit of Unilever, N.V.).

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Del Monte, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2007 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal container requirements purchased from third party manufacturers. In 2006, our net sales of metal containers to Nestlé were $262.3 million.

We currently have supply agreements with Nestlé under which we supply Nestlé with a significant majority of its U.S. metal container requirements. With respect to approximately half of the metal containers supplied to Nestlé under these agreements, the term of such supply agreements continues through 2009. With respect to approximately thirty percent of the metal containers supplied to Nestlé under these agreements, the term of such supply agreements continues through 2008. The remaining metal containers that we supply to Nestlé are covered by a supply agreement that continues through 2007.

The Nestlé supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. These agreements contain provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In the event we breach any one of the agreements, Nestlé may terminate that agreement.

In connection with our acquisition of Del Monte’s U.S. metal food container manufacturing operations in December 1993, we entered into a long-term supply agreement with Del Monte. The term of this supply agreement has been extended until the end of 2011. Under this supply agreement, we supply Del Monte with a significant majority of its U.S. metal container requirements for food and beverage products. In 2006, our net sales of metal containers to Del Monte were $210.3 million. In addition, we also supply DLM Foods Inc., a former subsidiary of Del Monte that was acquired during 2006 by Bay Valley Foods, L.L.C.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, or Silgan Can, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2006, our net sales of metal containers to Campbell were $319.8 million.

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

We are a leading manufacturer of plastic containers in North America for personal care products. Our largest customers for these products include Alberto Culver USA, Inc., Avon Products Inc., Dial Corporation, L’Oréal, Johnson & Johnson, The Procter & Gamble Company and Unilever Home and Personal Care North America (a unit of Unilever, N.V.). We also manufacture decorated plastic tubes, primarily for personal care products. Customers for these products include Alticor Inc., Avon Products Inc. and Johnson & Johnson.

We manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Clorox Company, Kraft Foods Inc., or

Kraft, Nestlé’s Purina Pet Care, The Procter & Gamble Company, Ralcorp Holdings, Inc. and E.D. Smith & Sons LTD. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Campbell, Hormel, Nestlé’s Nesquik, Nice-Pak Products, Inc. and Unilever Best Foods (a unit of Unilever, N.V.).

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

CLOSURES BUSINESS

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We have 13 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers for our closures business include Andres Group, Campbell, Cadbury Schweppes plc, Cliffstar Corporation, The Coca-Cola Company, Heinz Group, Hipp GmbH & CoKG, Nestlé Group, PepsiCo Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although as is common many supply arrangements are negotiated on a year-by-year basis.

In addition, we license our technology to seven other manufacturers who supply products in Australia, India, Israel, Japan, Korea, South Africa, New Zealand, Papua New Guinea, Sri Lanka and Maldives.

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

CLOSURES BUSINESS

Our closures business competes primarily with Alcoa Closure Systems International, Inc., Berry Plastics Corporation, Crown Holdings, Inc., Group Massilly, Owens-Illinois, Inc., Tecnocap S.p.a., TOKK Company, Vem De Tapas Metalicas, S.A. and Vogel & Noot Holding AG. With our ability to manufacture an extensive range of metal, composite and plastic vacuum closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.

EMPLOYEES

As of December 31, 2006, we employed approximately 2,000 salaried and 6,600 hourly employees on a full-time basis. Approximately 51 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe and Asia are represented by a variety of unions or other labor organizations. In addition, as of December 31, 2006, Campbell provided us with approximately 130 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2007 and 2012, including one master agreement which expires in 2007 and covers four of our metal food container facilities, including our St. Paul, Minnesota facility which is in the process of being closed. As of December 31, 2006, contracts covering approximately 18 percent of our hourly employees in the United States and Canada will expire during 2007. We expect no significant changes in our relations with these unions.

ENVIRONMENTAL AND OTHER REGULATIONS

We are subject to federal, foreign, state and local environmental laws and regulations. In general, these laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. We believe that we are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, delayed compliance orders or similar arrangements.

In addition to costs associated with regulatory compliance, we may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Those that generate hazardous substances that are disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and other classes of persons, are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, regardless of fault or the legality of the original disposal. CERCLA and many similar state and foreign statutes may hold a responsible party liable for the entire cleanup cost at a particular site even though that party may not have caused the entire problem. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state or foreign agency may also issue orders requiring responsible parties to undertake removal or remedial actions at sites.

We are also subject to the Occupational Safety and Health Act and other federal, foreign, state and local laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants.

While management does not believe that any of the regulatory matters described above, individually or in the aggregate, will have a material effect on our capital expenditures, earnings, financial position or competitive position, we cannot assure you that a material environmental or other regulatory claim will not arise in the future.

RESEARCH AND PRODUCT DEVELOPMENT

Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facility in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. Our research, product development and product engineering efforts relating to our metal, composite and plastic vacuum closures business for food and beverage products are conducted at our research facilities in Downers Grove, Illinois and Hannover, Germany. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2006, December 31, 2005 and December 31, 2004 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The internet address of the SEC’s website is http://www.sec.gov.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2006, we had $955.6 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2006, after taking into account letters of credit of $42.4 million, we had $407.6 million of revolving loans available to be borrowed under our senior secured credit facility, or the Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2006, we paid $59.3 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2006, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2006 interest expense by an aggregate of approximately $3.8 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2006.

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

DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. In 2006, for example, we incurred additional indebtedness to finance the purchase prices for our acquisitions of White Cap and Cousins-Currie. We also incurred additional debt to fund the operating needs of these acquired businesses. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness.

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

WE FACE COMPETITION FROM MANY COMPANIES AND WE MAY LOSE SALES OR EXPERIENCE LOWER MARGINS ON SALES AS A RESULT OF SUCH COMPETITION.

The manufacture and sale of metal and plastic containers and closures is highly competitive. We compete with other packaging manufacturers as well as packaged goods companies who manufacture containers and closures for their own use and for sale to others. We compete primarily on the basis of price, quality and service. To the extent that any of our competitors is able to offer better prices, quality and/or services, we could lose customers and our sales may decline.

Approximately 90 percent of our metal food container sales, a majority of sales of our plastic container business and a majority of sales of our domestic closures operations in 2006 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

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

We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand for the same raw materials, the availability of other substitute materials and general economic conditions that are beyond our control.

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we also increased prices to pass through increases in our metal costs. In 2004, the steel industry experienced raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers’ requirements.

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

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2007. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL FOOD CONTAINERS AND CLOSURES.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. Our closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal in both of the prime agricultural regions of the United States in which we operate.

THE SEASONALITY OF THE FRUIT AND VEGETABLE PACKING INDUSTRY CAUSES US TO INCUR SHORT TERM DEBT.

We sell metal containers and closures used in the fruit and vegetable packing process which is a seasonal industry. As a result, we have historically generated a disproportionate amount of our annual income from operations in our third quarter. Additionally, as is common in the packaging industry, we must access working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

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

FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.

In pursuing our strategy of growth through acquisitions, we will face risks commonly encountered with an acquisition strategy. These risks include:

•	failing to identify material problems and liabilities in our due diligence review of acquisition targets;

•	failing to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses;

•	failing to assimilate the operations and personnel of the acquired businesses;

•	disrupting our ongoing business;

•	diluting our limited management resources;

•	operating in new geographic regions; and

•	impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management.

Through our experience integrating our acquisitions, we have learned that, depending upon the size of the acquisition, it can take us up to two to three years to completely integrate an acquired business into our operations and systems and realize the full benefit of the integration. During the early part of this integration period, the operating results of an acquired business may decrease from results attained prior to the acquisition due to costs, delays or other problems in integrating the acquired business. Moreover, additional indebtedness incurred to fund acquisitions could adversely affect our liquidity and financial stability.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2006, we employed approximately 6,600 hourly employees on a full-time basis. Approximately 51 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe and Asia were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2007 and 2012, including one master agreement which expires in 2007 and covers four of our metal food container manufacturing facilities, including our St. Paul, Minnesota facility which is in the process of being closed. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements.

WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS.

We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the U.S. and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Such liabilities and costs could have a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

As a result of our acquisition of White Cap in Europe, Asia and South America, our business has become more international in scope. As of February 1, 2007, we have a total of eight manufacturing facilities in a total of seven countries in Europe, Asia and South America, serving customers in over 70 countries worldwide. Our closures operations in Europe, Asia and South America generate a significant amount of our consolidated net sales. In 2006, these operations generated approximately $162 million of our consolidated net sales, reflecting our ownership of most of these operations since June 1, 2006. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	hyperinflation and currency devaluation in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.

WE ARE SUBJECT TO THE EFFECTS OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES.

Our reporting currency is the U.S. dollar. As a result of our international closures operations and our Canadian plastic container operations, a portion of our consolidated net sales, and some of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. As a result, we must translate local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, changes in exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in foreign currencies. Although we may use currency exchange rate protection agreements from time to time to reduce our exposure to currency exchange rate fluctuations in some cases, these hedges may not eliminate or reduce the effect of currency fluctuations.

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $304.4 million of goodwill and $32.1 million of trade names recorded on our consolidated balance sheet at December 31, 2006. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2006, Messrs. Silver and Horrigan beneficially owned an aggregate of 12,730,236 shares of our common stock, or approximately 34 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 14,306,180 shares of our common stock in the aggregate (as adjusted for our two-for-one stock split in 2005). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

ANTI-TAKEOVER PROVISIONS IN OUR CREDIT AGREEMENT, OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND OUR AMENDED AND RESTATED BY-LAWS COULD HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A MERGER OR ACQUISITION. ANY OF THESE EFFECTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may have the effect of delaying or preventing transactions involving a change of control of Silgan Holdings Inc., including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

In particular, our amended and restated certificate of incorporation provides that:

•	the board of directors is authorized to issue one or more classes of preferred stock having such designations, rights and preferences as may be determined by the board;

•	the board of directors is divided into three classes, and each year approximately one third of the directors are elected for a term of three years;

•	the board of directors is fixed at seven members; and

•	action taken by the holders of common stock must be taken at a meeting and may not be taken by consent in writing.

Additionally, our amended and restated by-laws provide that a special meeting of the stockholders may only be called by either of our Co-Chairmen of the Board on their own initiative or at the request of a majority of the board of directors, and may not be called by the holders of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal place of business for our metal food container business is located at 21800 Oxnard Street, Woodland Hills, California 91367; the administrative headquarters and principal place of business for our plastic container business is located at 14515 N. Outer Forty, Chesterfield, Missouri 63017; the administrative headquarters and principal places of business for our closures business are located at 1140 31st Street, Downers Grove, Illinois 60515 and Hansastrasse 4, 30419 Hannover, Germany. We lease all of these offices.

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 32 operating facilities for the metal food container business, 24 operating facilities for the plastic container business and 13 operating facilities for the closures business. We own 32 of these facilities and lease 37. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2007 for our metal food container business:

Location	Approximate Building Area (square feet)
Tarrant, AL	89,100
Antioch, CA	144,500 (leased)
Kingsburg, CA	35,600 (leased)
Modesto, CA	37,800 (leased)
Modesto, CA	128,000 (leased)
Modesto, CA	150,000 (leased)
Riverbank, CA	167,000
Sacramento, CA	284,900 (leased)
Stockton, CA	243,500
Hoopeston, IL	323,000
Rochelle, IL	220,000
Waukegan, IL	74,200 (leased)
Hammond, IN	158,000 (leased)
Laporte, IN	144,000 (leased)
Ft. Dodge, IA	186,500 (leased)
Fort Madison, IA	150,700 (56,000 leased)
Savage, MN	160,000
St. Paul, MN	470,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800 (leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100 (leased)
Crystal City, TX	26,000 (leased)
Paris, TX	266,300 (leased)
Toppenish, WA	105,000
Menomonee Falls, WI	116,000
Menomonie, WI	129,400 (leased)
Oconomowoc, WI	114,600
Plover, WI	91,400 (leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2007 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	186,700 (leased)
Woodstock, IL	129,800 (leased)
Ligonier, IN	469,000 (276,000 leased)
Plainfield, IN	105,700 (leased)
Seymour, IN	401,200
Franklin, KY	122,000 (leased)
Cape Girardeau, MO	96,700 (leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400 (leased)
Breinigsville, PA	70,000 (leased)
Langhorne, PA	172,600 (leased)
Houston, TX	335,200
Richmond, VA	70,000 (leased)
Triadelphia, WV	168,400
Mississauga, Ontario	75,000 (leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500 (leased)
Woodbridge, Ontario	97,600 (leased)
Lachine, Quebec	113,300 (leased)
Lachine, Quebec	77,800 (leased)

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2007 for our closures business:

Location	Approximate Building Area (square feet)
Athens, GA	113,000 (leased)
Champaign, IL	119,000 (leased)
Evansville, IN	186,000
Richmond, IN	462,700
West Hazleton, PA	151,500 (leased)
Hannover, Germany	549,000 (leased)
Battipaglia, Italy	288,100
Niepolomice, Poland	170,100
Niepolomice, Poland	21,500
Dudullu (Istanbul), Turkey	81,700 (leased)
Shanghai, China	49,400
Calamba (Manila), Philippines	38,800
Valencia, Venezuela	220,700 (leased)

We lease our research facilities in Oconomowoc, Wisconsin, Norcross, Georgia, Downers Grove, Illinois and Hannover, Germany. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we sublease other facilities that we previously operated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2007, we had approximately 51 holders of record of our common stock.

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

We began paying quarterly cash dividends on our common stock of $0.08 per share in the second quarter of 2004. In February 2005, our Board of Directors increased the amount of our quarterly cash dividend to $0.10 per share, and in each quarter of 2005 declared a cash dividend on our common stock of $0.10 per share. In March 2006, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.12 per share, and in each quarter of 2006 declared a cash dividend on our common stock of $0.12 per share. In February 2007, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.16 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under the Credit Agreement and our indenture for our 6 3/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below. Closing sales prices and cash dividends per share for the first, second and third quarters of 2005 have been restated for the two-for-one split of our common stock that occurred on September 15, 2005.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2006
First Quarter	$40.89	$35.17	$0.12
Second Quarter	40.06	35.88	0.12
Third Quarter	38.95	33.85	0.12
Fourth Quarter	44.58	37.72	0.12

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2005
First Quarter	$34.03	$28.79	$0.10
Second Quarter	33.36	27.10	0.10
Third Quarter	34.63	27.94	0.10
Fourth Quarter	37.16	30.47	0.10

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2006. Our consolidated financial statements for the five years ended December 31, 2006 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2006(a)	2005	2004	2003(b)	2002
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$2,667.5	$2,495.6	$2,420.5	$2,312.2	$1,988.3
Cost of goods sold	2,305.1	2,171.6	2,110.1	2,026.7	1,749.7

Gross profit	362.4	324.0	310.4	285.5	238.6
Selling, general and administrative expenses	131.4	114.7	108.7	108.4	76.2
Rationalization charges (credits)	16.4	0.3	2.1	9.0	(5.6)

Income from operations	214.6	209.0	199.6	168.1	168.0
Interest and other debt expense before loss on early extinguishment of debt	59.2	49.4	55.6	78.8	73.8
Loss on early extinguishment of debt	0.2	11.2	1.6	19.2	1.0

Interest and other debt expense	59.4	60.6	57.2	98.0	74.8

Income before income taxes and equity in losses of affiliates	155.2	148.4	142.4	70.1	93.2
Provision for income taxes	51.2	60.8	58.2	27.8	36.8

Income before equity in losses of affiliates	104.0	87.6	84.2	42.3	56.4
Equity in losses of affiliates	—	—	—	(0.3)	(2.6)

Net income	$104.0	$87.6	$84.2	$42.0	$53.8

Per Share Data: (c)
Basic net income per share	$2.78	$2.36	$2.29	$1.15	$1.48

Diluted net income per share	$2.74	$2.33	$2.26	$1.14	$1.46

Dividends per share	$0.48	$0.40	$0.23	$—	$—

Selected Segment Data:
Net sales:
Metal food containers (d)	$1,624.9	$1,609.8	$1,589.7	$1,542.7	$1,487.0
Plastic containers	592.3	610.1	578.4	561.7	501.3
Closures (d)	450.3	275.7	252.4	207.8	—
Income from operations:
Metal food containers (d) (e)	133.4	151.4	138.0	126.8	120.6
Plastic containers (f)	42.5	40.8	52.1	48.0	52.9
Closures (d) (g)	49.8	27.3	16.7	(0.8)	—

(continued)

Selected Financial Data

	Year Ended December 31,
	2006(a)	2005	2004	2003(b)	2002
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$121.7	$89.1	$102.9	$105.9	$119.2
Depreciation and amortization (h)	126.2	121.2	118.5	111.3	95.7
Net cash provided by operating activities	221.4	209.1	277.7	223.8	149.7
Net cash used in investing activities	(438.4)	(86.0)	(92.9)	(310.0)	(117.2)
Net cash provided by (used in) financing activities	213.3	(138.1)	(161.5)	39.9	7.8

Balance Sheet Data (at end of period):
Goodwill	$304.4	$201.2	$198.3	$202.4	$141.5
Total assets	2,008.4	1,530.6	1,597.2	1,621.1	1,404.0
Total debt	955.6	700.4	841.7	1,002.6	956.8
Stockholders’ equity	366.5	273.4	207.4	120.8	63.1

Notes to Selected Financial Data

(a)	In June 2006, we acquired the White Cap closures operations in Europe. In July 2006, we acquired the White Cap closures operations in Turkey, and in December 2006 we acquired the White Cap closures operations in China and the Philippines. In December 2006, we acquired Cousins-Currie.
(b)	In January 2003, we acquired Thatcher Tubes LLC. In March 2003, we acquired the remaining 65 percent equity interest in Silgan White Cap Americas LLC that we did not already own. In April 2003, we acquired Pacific Coast’s can manufacturing business.
(c)	Per share amounts have been restated for the two-for-one stock split of our common stock that occurred on September 15, 2005.
(d)	Results have been restated to present our new closures business segment, which consists of our pre-existing U.S. closures operations and the newly acquired international closures operations.
(e)	Income from operations of the metal food container business includes rationalization charges of $12.1 million and $0.8 million in 2006 and 2004, respectively, and rationalization credits of $5.4 million in 2002.
(f)	Income from operations of the plastic container business includes rationalization charges of $4.3 million, $0.3 million, $0.3 million and $7.8 million in 2006, 2005, 2004 and 2003, respectively, and a rationalization credit of $0.2 million in 2002.
(g)	Income from operations of the closures business includes rationalization charges of $1.0 million and $1.2 million in 2004 and 2003, respectively.
(h)	Depreciation and amortization excludes amortization of debt issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2006. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products; and metal, composite and plastic vacuum closures for food and beverage products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2006 of approximately half of the market in the United States, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations at compounded annual rates of 6.5 percent and 5.7 percent, respectively, over the past ten years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. In the absence of further acquisition opportunities, we intend to use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or increased dividends to our stockholders.

ACQUISITIONS

We acquired the White Cap closures operations in Europe on June 1, 2006, in Turkey on July 1, 2006 and in China and the Philippines in December 2006 from Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $276.4 million for White Cap, including acquisition fees, net of cash actually acquired of $3.3 million, financed primarily through Euro borrowings under our Credit Agreement. As part of the acquisitions of the operations in Turkey, China and the Philippines, we assumed $18.2 million of indebtedness of such operations.

In January 2007, we acquired the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers. The purchase price of $41.8 million was financed primarily with Canadian dollar borrowings under our Credit Agreement.

SALES GROWTH

We have increased net sales and market share in our metal food container, plastic container and closures businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

During the past nineteen years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell and Pacific Coast reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick TopTM easy-open ends. We anticipate that the market will be flat or will decline slightly in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2006, 61 percent of our metal food containers sold had a Quick TopTM easy-open end, representing an increase in unit sales of this value-added feature of 37 percent since 2002.

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $592.3 million in 2006. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

With our acquisition in March 2003 of Silgan White Cap Americas LLC, our former closures joint venture with Amcor in which we held a minority position, we became a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition in March 2003, this business was the North American business of the worldwide White Cap business. With our acquisition of White Cap, we reunited these businesses and reestablished it as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. In 2006, we announced the closing of two metal food container manufacturing facilities and one plastic container manufacturing facility in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick TopTM easy-open ends for metal food containers. Over the past five years, we have invested $538.8 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our three largest customers, Nestlé (primarily through 2008 and 2009), Del Monte (through 2011) and Campbell (through 2013). We estimate that in 2007 approximately 90 percent of our projected metal food container sales, a majority of our projected plastic container sales and a majority of our projected closures sales in the United Sates will be under multi-year arrangements.

Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. In recent years, the steel industry in the United States announced significant price increases for steel. Under our supply arrangements, we were able to increase prices to pass through higher steel costs. For our non-contract customers, we also increased prices to pass through higher steel costs.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. Our closures business is also dependent, in part, upon vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In the absence of further acquisition opportunities, we intend to use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or increased dividends to our stockholders.

During 2006, we borrowed €200 million and Cdn $45 million of term loans under our Credit Agreement to finance our acquisitions of White Cap and Cousins-Currie, respectively. In addition, our Credit Agreement allows for an incremental loan facility of $350 million, which may be borrowed in the form of term loans or, for up to $200 million, in the form of revolving loans. From 2004 through 2006, we utilized available cash flow to pay down $374 million of borrowings under our Credit Agreement.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under the Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2006 we had $316.6 million of indebtedness, or 33 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2006, our aggregate interest and other debt expense before loss on early extinguishment of debt was 27.6 percent of our income from operations. This was higher than the prior year rate of 23.6 percent primarily as a result of higher average borrowings due to our additional borrowings to fund 2006 acquisitions and a higher average cost of borrowings resulting from rising interest rates.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2006 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2005	2004
Operating Data:
Net sales:
Metal food containers (1)	60.9%	64.5%	65.7%
Plastic containers	22.2	24.4	23.9
Closures (1)	16.9	11.1	10.4

Consolidated	100.0	100.0	100.0
Cost of goods sold	86.4	87.0	87.2

Gross profit	13.6	13.0	12.8
Selling, general and administrative expenses	5.0	4.6	4.5
Rationalization charges	0.6	—	0.1

Income from operations	8.0	8.4	8.2
Interest and other debt expense before loss on early extinguishment of debt	2.2	2.0	2.3
Loss on early extinguishment of debt	—	0.5	—

Interest and other debt expense	2.2	2.5	2.3

Income before income taxes	5.8	5.9	5.9
Provision for income taxes	1.9	2.4	2.4

Net income	3.9%	3.5%	3.5%

Summary results for our business segments for the years ended December 31, 2006, 2005 and 2004 are provided below.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Net sales:
Metal food containers (1)	$1,624.9	$1,609.8	$1,589.7
Plastic containers	592.3	610.1	578.4
Closures (1)	450.3	275.7	252.4

Consolidated	$2,667.5	$2,495.6	$2,420.5

Income from operations:
Metal food containers (1) (2)	$133.4	$151.4	$138.0
Plastic containers (3)	42.5	40.8	52.1
Closures (1) (4)	49.8	27.3	16.7
Corporate	(11.1)	(10.5)	(7.2)

Consolidated	$214.6	$209.0	$199.6

(1)	Results have been restated to present our new closures business segment, which consists of our pre-existing U.S. closures operations and the newly acquired international closures operations.
(2)

Includes rationalization charges of $12.1 million and $0.8 million in 2006 and 2004, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

(3)

Includes rationalization charges of $4.3 million, $0.3 million and $0.3 million in 2006, 2005 and 2004, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

(4)

Includes rationalization charges of $1.0 million in 2004. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Overview. Consolidated net sales were $2.668 billion in 2006, representing a 6.9 percent increase as compared to 2005 principally due to the acquisition of the international closures operations and higher average selling prices across all businesses primarily as a result of the pass through of higher raw material costs, partially offset by lower volumes in the metal food and plastic container businesses. Income from operations in 2006 increased by $5.6 million, or 2.7 percent, as compared to 2005. The increase in income from operations was primarily due to the acquisition of the international closures operations and strong operating performance in the domestic closures operations, partially offset by the impact of rationalization charges of $16.4 million and lower unit volumes in the metal food and plastic container businesses. Net income in 2006 increased $16.4 million to $104.0 million. Our 2006 results included a tax benefit net of fees of $0.15 per diluted share attributable to tax initiatives implemented during the year, as well as rationalization charges of $0.29 per diluted share, net of tax.

Net Sales. The $171.9 million increase in consolidated net sales in 2006 as compared to 2005 was the result of an increase in sales in our closures and metal food container businesses, partially offset by a decrease in sales in our plastic container business.

Net sales for the metal food container business increased $15.1 million, or 0.9 percent, in 2006 as compared to 2005. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs, partially offset by lower food can volumes. These volume declines were primarily due to poor growing conditions in California.

Net sales for the plastic container business in 2006 decreased $17.8 million, or 2.9 percent, as compared to 2005. This decrease was principally a result of lower unit volumes, primarily as a result of the shutdown of our Valencia, California manufacturing facility and inventory reductions at certain retailers. This decrease was partially offset by higher average selling prices due to the pass through of higher raw material costs.

Net sales for the closures business in 2006 increased $174.6 million, or 63.3 percent, as compared to 2005. This increase was attributable to the acquisition of the international closures operations and higher average selling prices due to the pass through of higher raw material costs.

Gross Profit. Gross profit margin increased to 13.6 percent in 2006 as compared to 13.0 percent in 2005 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.4 percentage points to 5.0 percent in 2006 as compared to 4.6 percent in 2005, due primarily to the inclusion of the international closures operations which incur such expenses at a higher percentage of its sales than our other operations. Selling, general and administrative expenses included $1.5 million and $1.2 million of tax professional fees for research and development and repatriation tax initiatives in 2006 and 2005, respectively.

Income from Operations. Income from operations for 2006 increased by $5.6 million as compared to 2005, while operating margin decreased to 8.0 percent from 8.4 percent over the same periods. We recorded rationalization charges totaling $16.4 million and $0.3 million in 2006 and 2005, respectively.

Income from operations of the metal food container business for 2006 decreased $18.0 million, or 11.9 percent, as compared to 2005, and operating margin decreased to 8.2 percent from 9.4 percent over the same periods. These decreases were principally due to the inclusion of rationalization charges recorded in 2006 for the exiting of the St. Paul, Minnesota and Stockton, California manufacturing facilities, a decline in unit volumes as a result of poor growing conditions in California and inflation in certain other manufacturing costs.

Income from operations of the plastic container business for 2006 increased $1.7 million, or 4.2 percent, as compared to 2005, and operating margin increased to 7.2 percent from 6.7 percent over the same periods. Income from operations and operating margin increased primarily as a result of the benefits of productivity improvements and headcount reductions and the benefit of declining resin costs during the first quarter of 2006 due to the timing of raw material cost pass throughs. These improvements were partially offset by lower unit volumes and the inclusion of rationalization charges recorded in 2006 for the shut down of the Valencia, California manufacturing facility.

Income from operations of the closures business for 2006 increased $22.5 million, or 82.4 percent, as compared to 2005, and operating margin increased to 11.1 percent from 9.9 percent over the same periods. These increases were primarily due to the inclusion of seven months of operations of the European portion of the international closures acquisition and continued cost reductions in the domestic closures operations, offset by inflation in certain other manufacturing costs and higher selling, general and administrative expenses as a percentage of sales because the international operations incur such expenses at a higher rate as compared to the domestic operations.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2006 increased $9.8 million to $59.2 million as compared to 2005. This increase resulted primarily from higher outstanding borrowings which were used to fund the acquisitions completed in 2006 and the effects of higher market interest rates. In addition, in 2005 we incurred a non-cash, pre-tax charge of $11.2 million for the loss on early extinguishment of debt primarily as a result of the refinancing of our previous senior secured credit facility in June 2005.

Provision for Income Taxes. The effective tax rate for 2006 was 33.0 percent as compared to 41.0 percent in 2005. The 2006 effective tax rate was impacted by the cumulative prior year benefits of tax initiatives related to research and development credits completed during the year, manufacturing credits available as a result of the American Jobs Creation Act and the overall impact of a lower effective tax rate associated with the international operations.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Overview. Consolidated net sales were $2.496 billion in 2005, representing a 3.1 percent increase as compared to 2004 primarily as a result of higher average selling prices resulting from the pass through of higher raw material costs. Income from operations in 2005 increased by $9.4 million as compared to 2004 and operating margin increased to 8.4 percent from 8.2 percent for the same periods. These increases resulted primarily from productivity improvements and continued benefits from the rationalization and integration of manufacturing facilities. Net income in 2005 increased $3.4 million to $87.6 million in 2005. Our 2005 results include a non-cash, pre-tax charge of $11.2 million for the loss on early extinguishment of debt primarily as the result of the refinancing of our previous senior secured credit facility. We used strong cash flows from operations to pay down $141 million of debt during 2005.

Net Sales. The $75.1 million increase in consolidated net sales in 2005 as compared to 2004 was largely the result of higher average selling prices resulting from the pass through of higher raw material costs in all of our businesses, partially offset by lower volumes in food cans and plastic containers.

Net sales for the metal food container business increased $20.1 million, or 1.3 percent, in 2005 as compared to 2004. This increase was primarily the result of higher average selling prices resulting from the pass through of higher raw material and other inflationary costs, partially offset by lower food can volumes.

Net sales for the plastic container business in 2005 increased $31.7 million, or 5.5 percent, as compared to 2004. This increase was primarily a result of higher average selling prices due to price increases in response to higher resin costs, partially offset by lower unit volumes.

Net sales for the closures business increased $23.3 million, or 9.2 percent, in 2005 as compared to 2004 resulting from the pass through of higher raw material costs and improved unit volumes.

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

Income from operations of the metal food container business for 2005 increased $13.4 million, or 9.7 percent, as compared to 2004, while operating margin increased to 9.4 percent from 8.7 percent over the same periods. The increases in income from operations and operating margin were principally due to the combination of productivity benefits from higher capital spending over the last several years as well as price increases in response to inflationary pressures. These positive factors were partially offset by increases in other manufacturing costs, particularly energy costs, and lower unit volumes in the food can business.

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

Income from operations of the closures business for 2005 increased $10.6 million, or 63.5 percent, as compared to 2004, and operating margin increased to 9.9 percent from 6.6 percent over the same periods. These increases were primarily due to rationalization charges recorded in 2004, higher unit volumes and continued benefits from rationalization and integration activities.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2005 was $49.4 million, a decrease of $6.2 million as compared to 2004. This decrease was primarily due to lower average borrowings as a result of our prepayment of debt and lower interest rate spreads from the June 2005 refinancing of our previous senior secured credit facility, partially offset by a higher average cost of borrowings resulting from rising interest rates. In addition, we incurred a non-cash, pre-tax charge of $11.2 million to write-off unamortized debt issuance costs resulting from the June 2005 refinancing and the prepayment of debt in the fourth quarter of 2005. We also incurred a non-cash, pre-tax charge of $1.6 million for the write-off of unamortized debt issuance costs in 2004 as a result of the prepayment of debt.

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

On June 30, 2005, we completed the refinancing of our $850 million previous senior secured credit facility by entering into our new $1.0 billion Credit Agreement. The Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with a revolving loan facility of up to approximately $450 million. Under the Credit Agreement, we may use revolving loans for working capital and other general corporate purposes, including acquisitions. The Credit Agreement also provides us with an uncommitted incremental loan facility of up to an additional $350 million, which may be used to finance acquisitions and for other permitted purposes. You should also read Note 7 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

We borrowed additional term loans under the Credit Agreement of Cdn $45 million in 2005 primarily to repatriate earnings of our Canadian subsidiaries in connection with the American Jobs Creation Act. In 2006, we borrowed €200 million and Cdn $45 million of term loans under the Credit Agreement to fund our acquisitions of White Cap and Cousins-Currie, respectively.

Term loans under our Credit Agreement are repayable in scheduled amounts through June 30, 2012. In addition to our mandatory repayments, we made voluntary prepayments of our term loans of $71.0 million and $90.0 million, respectively, in 2006 and 2005.

In 2006, we used cash from operations of $221.4 million, net borrowings of revolving loans of $7.1 million, net borrowings of long-term debt of $224.5 million, cash balances of $3.7 million and proceeds from stock-based compensation of $6.0 million to fund our 2006 acquisitions for $318.2 million, net of cash acquired, net capital expenditures of $120.2 million, decreases in outstanding checks of $3.9 million, debt issuance costs of $2.4 million incurred in connection with our additional borrowings under the Credit Agreement and dividends paid on our common stock of $18.0 million.

In 2005, we used cash from operations of $209.1 million, increases in outstanding checks of $18.9 million, cash balances of $15.0 million, proceeds from stock option exercises of $3.9 million to fund net payments of debt of $141.3 million, net capital expenditures of $86.0 million, dividends paid on common stock of $14.9 million and debt issuance costs of $4.7 million.

In 2004, we used cash from operations of $277.7 million, proceeds from stock option exercises of $2.3 million and increases in outstanding checks of $6.1 million to fund net capital expenditures of $92.9 million, payments of scheduled debt installments of $23.7 million and voluntary debt prepayments of $112.2 million under our previous senior secured credit facility, net repayments of revolving loans of $25.0 million, dividends paid on common stock of $8.3 million and debt issuance costs of $0.7 million and to increase cash balances by $23.3 million.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2006, 2005 and 2004 totaled $18.0 million, $14.9 million and $8.3 million, respectively.

In February 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on March 19, 2007 to the holders of record of our common stock on March 5, 2007. The cash payment for this quarterly dividend is expected to be approximately $6.0 million.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity on June 30, 2011. At December 31, 2006 and 2005, there were no revolving loans outstanding under our Credit Agreement. After taking into account letters of credit of $42.4 million, borrowings available under the revolving loan facility of our Credit Agreement were $407.6 million on December 31, 2006.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2006, 2005 and 2004, the average amount of revolving loans outstanding under our Credit Agreement, including seasonal borrowings, was $180.0 million, $189.5 million and $170.3 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $321.5 million, $289.8 million and $305.3 million, respectively. The 2005 peak borrowing amount does not include $88.7 million of revolving loans borrowed under our Credit Agreement to repay term loans in connection with the June 2005 refinancing of our previous senior secured credit facility.

For 2007, we estimate that we will utilize approximately $275-$325 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

In addition to our operating cash needs, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $110 to $140 million;

•	principal amortization payments of bank term loans under the Credit Agreement and other outstanding debt agreements of $26.4 million in 2007, $92.5 million in 2008 and $124.8 million in 2009;

•	cash payments for quarterly dividends on our common stock of approximately $6.0 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2006 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes; and

•	payments of approximately $50 to $60 million for federal, state and foreign tax liabilities in 2007, which may increase annually thereafter.

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

The Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2007 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2006 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$955.6	$26.4	$217.3	$334.3	$377.6
Interest on fixed rate debt (2)	93.5	14.0	27.2	27.0	25.3
Interest on variable rate debt (3)	173.2	40.7	77.6	48.4	6.5
Operating lease obligations	129.0	25.4	35.8	23.2	44.6
Purchase obligations (4)	21.6	21.6	—	—	—
Other postretirement benefit obligations (5)	51.5	5.2	10.7	11.0	24.6

Total (6)	$1,424.4	$133.3	$368.6	$443.9	$478.6

(1)	These amounts represent expected cash payments of our long-term debt.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)

These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2006.

(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2016.
(6)

Based on current tax law, there are no minimum required contributions to our pension plans in 2007. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During 2006, although we had no minimum required contributions, we made pension contributions of $16.0 million.

At December 31, 2006, we also had outstanding letters of credit of $42.4 million that were issued under the Credit Agreement.

You should also read Notes 7, 8 and 10 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2006, we had $955.6 million of indebtedness outstanding, of which $316.6 million bore interest at floating rates, after taking into account U.S. and Euro interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 3.2 percent to 4.1 percent and receive floating rates of interest based on three month LIBOR or Euribor, as appropriate. These agreements mature as follows: $100 million and €20 million in 2007, $100 million and €25 million in 2008, €30 million in 2011 and €105 million in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES AND ACQUISITION RESERVES

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during 2006 of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $1.5 million for plant exit costs. The plant has ceased operations and all cash has been expended.

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities, the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of this facility will be $12.8 million. These costs include $4.6 million of non-cash pension and postretirement curtailment expense, $2.6 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during 2006 were $4.6 million for non-cash pension and postretirement curtailment expense, $1.9 million for employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $4.2 million are expected primarily in 2007. Cash expenditures of $4.6 million are expected primarily in 2007.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility at the end of the second quarter of 2007. The plan includes the termination or relocation of approximately 110 plant employees and other related plant exit costs. We estimate total rationalization charges for the plan of $4.0 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2006 were $3.3 million for the estimated cost to withdraw from the multi-employer pension plan, $0.1 million for employee severance and benefits and $0.1 million for the non-cash write down in carrying value of assets. Total cash payments of $5.0 million are expected primarily in 2007. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

Under these rationalization plans and other rationalization and acquisition plans initiated in previous years, we made cash payments of $3.1 million, $1.2 million and $6.0 million in 2006, 2005 and 2004, respectively. Additional cash spending of approximately $9.8 million is expected for our plans, primarily in 2007.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.0 million. For 2007, we increased our domestic discount rate from 5.75 percent to 6.0 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $1.0 million. Our expected long-term rate of return on plan assets will remain at 8.50 percent in 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method, which does not result in the restatement of previously issued financial statements. Therefore, for the year ended December 31, 2006 we recognized compensation expense based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to the effective date that were not vested on January 1, 2006. The adoption of SFAS No. 123(R)’s fair value method did not have a significant impact on our results of operations, financial position, cash flows or basic and diluted net income per share. You should also read Note 12 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

Effective December 31, 2006, we prospectively adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss. The impact of the adoption of SFAS No. 158 to the pension benefit plans decreased non-current assets $17.7 million, increased non-current liabilities $16.5 million and increased the loss in accumulated other comprehensive loss $34.2 million, net of deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans decreased non-current assets $2.9 million, increased current liabilities $5.2 million, decreased non-current liabilities $12.9 million and decreased the loss in accumulated other comprehensive loss $4.8 million, net of deferred tax provision of $3.0 million. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

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

The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to retain sales with our major customers or to satisfy our obligations under our contracts; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the adoption of new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks relating to our operations result primarily from changes in interest rates and, with respect to our international closures operations and our Canadian plastic container operations, from foreign currency exchange rates. In the normal course of business, we also have risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2006 and 2005, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 36 percent and 39 percent of our total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the Credit Agreement. You should also read Notes 4, 7 and 8 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2006, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2006 interest expense by an aggregate of approximately $3.8 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2006.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our 2006 acquisitions of White Cap and Cousins-Currie primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities in Turkey, Poland and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have not utilized external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase commodities for our products such as metal and resins. These commodities are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these commodities due to our ability to pass on price changes to our customers.

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2006 and 2005, we entered into natural gas swap agreements to hedge approximately 61 percent and 49 percent, respectively, of our exposure to fluctuations in natural gas prices. At December 31, 2006, we had entered into natural gas swap agreements to hedge approximately 22 percent of our expected 2007 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 8 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2006, a ten percent change in natural gas costs would have impacted our 2006 cost of goods sold by approximately $2.4 million, after taking into account our natural gas swap agreements.

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

During 2006, we acquired White Cap and Cousins-Currie. You should read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report for further information on our acquisitions of White Cap and Cousins-Currie. We are currently in the process of integrating the internal controls and procedures of White Cap and Cousins-Currie into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of White Cap and Cousins-Currie in our annual assessment of the effectiveness of our internal control over financial reporting for our 2007 fiscal year.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, except for the internal controls of White Cap and Cousins-Currie which constituted in the aggregate $268 million of net assets and $162 million of revenues as included in our Consolidated Financial Statements for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of White Cap and Cousins-Currie, which are included in the

2006 Consolidated Financial Statements of Silgan Holdings Inc. and constituted in the aggregate $268 million of net assets as of December 31, 2006 and $162 million of revenues for the year then ended. Our audit of internal control over financial reporting of Silgan Holdings Inc. also did not include an evaluation of the internal control over financial reporting of White Cap and Cousins-Currie.

In our opinion, management’s assessment that Silgan Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Silgan Holdings Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 26, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2007.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULES:

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amended and Restated By-laws of Silgan Holdings (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

4.1	Indenture, dated as of November 14, 2003, between Silgan Holdings and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.2	Form of Silgan Holdings 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.3	Registration Rights Agreement dated as of October 30, 2003 between Silgan Holdings and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Credit Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.3	First Amendment to Credit Agreement and US Pledge Agreement, dated as of December 19, 2005, and effective as of December 22, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 29, 2005, Commission File No. 000-22117).

10.4	Second Amendment to the Credit Agreement, dated as of May 23, 2006, among Silgan Holding Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

Exhibit Number	Description
10.5	Third Amendment to Credit Agreement, dated as of December 19, 2006 and effective as of December 20, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 27, 2006, Commission File No. 000-22117).

10.6	US Security Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.7	US Pledge Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.8	US Borrower/Subsidiaries Guaranty, dated as of June 30, 2005, made by each of Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation and Silgan Tubes Holding Company, in favor of the creditors thereunder (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.9	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.10	Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Commission File No. 000-22117).

10.11	Amendment to Purchase Agreement, dated as of June 1, 2006, by and between Silgan Holdings Inc. and Amcor Limited (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

10.12	Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.17 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

Exhibit Number	Description
+10.13	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.14	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.15	Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation’s Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.16	Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation’s Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.17	Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

+10.18	InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.19	Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.20	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.21	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

10.22	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.23	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*+10.24	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan.

+10.25	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

*+10.26	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan.

Exhibit Number	Description
+10.27	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

*+10.28	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

+10.29	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 1, 2007	By	/s/ ANTHONY J. ALLOTT
Anthony J. Allott President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. PHILIP SILVER (R. Philip Silver)	Co-Chairman of the Board	March 1, 2007

/s/ D. GREG HORRIGAN (D. Greg Horrigan)	Co-Chairman of the Board	March 1, 2007

/s/ JOHN W. ALDEN (John W. Alden)	Director	March 1, 2007

/s/ JEFFREY C. CROWE (Jeffrey C. Crowe)	Director	March 1, 2007

/s/ WILLIAM C. JENNINGS (William C. Jennings)	Director	March 1, 2007

/s/ EDWARD A. LAPEKAS (Edward A. Lapekas)	Director	March 1, 2007

/s/ ANTHONY J. ALLOTT (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ ROBERT B. LEWIS (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, effective December 31, 2006 adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon. As discussed further in our report, our audit of the effectiveness of internal control over financial reporting did not include certain entities acquired in 2006.

/s/    ERNST & YOUNG LLP

Stamford, Connecticut

February 26, 2007

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,737	$20,461
Trade accounts receivable, less allowances of $3,042 and $2,463, respectively	232,429	154,734
Inventories	426,591	318,102
Prepaid expenses and other current assets	41,995	27,244

Total current assets	717,752	520,541

Property, plant and equipment, net	894,647	758,135
Goodwill	304,393	201,231
Other intangible assets, net	47,833	15,673
Other assets, net	43,754	35,040

	$2,008,379	$1,530,620

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26,417	$846
Trade accounts payable	299,938	247,552
Accrued payroll and related costs	67,007	60,010
Accrued liabilities	39,602	11,774

Total current liabilities	432,964	320,182

Long-term debt	929,221	699,532
Other liabilities	279,654	237,556

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 100,000,000 shares authorized, 42,923,808 and 42,622,784 shares issued and 37,587,742 and 37,265,701 shares outstanding, respectively)	429	426
Paid-in capital	146,332	139,475
Retained earnings	295,433	209,459
Accumulated other comprehensive loss	(15,564)	(13,888)
Unamortized stock compensation	—	(1,893)
Treasury stock at cost (5,336,066 and 5,357,083 shares, respectively)	(60,090)	(60,229)

Total stockholders’ equity	366,540	273,350

	$2,008,379	$1,530,620

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Net sales	$2,667,519	$2,495,551	$2,420,445
Cost of goods sold	2,305,148	2,171,608	2,110,059

Gross profit	362,371	323,943	310,386
Selling, general and administrative expenses	131,379	114,668	108,716
Rationalization charges	16,347	270	2,089

Income from operations	214,645	209,005	199,581
Interest and other debt expense before loss on early extinguishment of debt	59,168	49,386	55,632
Loss on early extinguishment of debt	229	11,230	1,590

Interest and other debt expense	59,397	60,616	57,222

Income before income taxes	155,248	148,389	142,359
Provision for income taxes	51,232	60,839	58,214

Net income	$104,016	$87,550	$84,145

Basic net income per share	$2.78	$2.36	$2.29

Diluted net income per share	$2.74	$2.33	$2.26

Dividends per share	$0.48	$0.40	$0.23

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2004	18,273	$210	$125,758	$60,905	$(5,675)	$—	$(60,393)	$120,805
Comprehensive income:
Net income	—	—	—	84,145	—	—	—	84,145
Minimum pension liability, net of tax benefit of $1,406	—	—	—	—	(2,154)	—	—	(2,154)
Change in fair value of derivatives, net of tax provision of $2,409	—	—	—	—	3,686	—	—	3,686
Foreign currency translation	—	—	—	—	5,002	—	—	5,002

Comprehensive income								90,679

Dividends declared on common stock	—	—	—	(8,282)	—	—	—	(8,282)
Issuance of restricted stock units	—	—	1,929	—	—	(1,929)	—	—
Amortization of stock compensation	—	—	—	—	—	235	—	235
Stock option exercises and other awards, including tax benefit of $1,736	150	1	3,998	—	—	—	—	3,999

Balance at December 31, 2004	18,423	211	131,685	136,768	859	(1,694)	(60,393)	207,436
Comprehensive income:
Net income	—	—	—	87,550	—	—	—	87,550
Minimum pension liability, net of tax benefit of $12,410	—	—	—	—	(17,857)	—	—	(17,857)
Change in fair value of derivatives, net of tax provision of $826	—	—	—	—	1,188	—	—	1,188
Foreign currency translation	—	—	—	—	1,922	—	—	1,922

Comprehensive income								72,803

Dividends declared on common stock	—	—	—	(14,859)	—	—	—	(14,859)
Net issuance of restricted stock units	—	—	777	—	—	(777)	—	—
Amortization of stock compensation	—	—	—	—	—	578	—	578
Stock option exercises, including tax benefit of $3,532	233	2	7,383	—	—	—	—	7,385
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $39	8	—	(157)	—	—	—	164	7
Two-for-one stock split, net of treasury shares of 2,679	18,602	213	(213)	—	—	—	—	—

Balance at December 31, 2005	37,266	$426	$139,475	$209,459	$(13,888)	$(1,893)	$(60,229)	$273,350

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at December 31, 2005	37,266	$426	$139,475	$209,459	$(13,888)	$(1,893)	$(60,229)	$273,350
Comprehensive income:
Net income	—	—	—	104,016	—	—	—	104,016
Minimum pension liability, net of tax provision of $19,679	—	—	—	—	28,996	—	—	28,996
Change in fair value of derivatives, net of tax benefit of $1,759	—	—	—	—	(2,617)	—	—	(2,617)
Foreign currency translation, net of tax benefit of $1,791	—	—	—	—	1,349	—	—	1,349

Comprehensive income								131,744

Adjustment to initially apply SFAS No. 158, net of tax benefit of $19,418	—	—	—	—	(29,404)	—	—	(29,404)
Dividends declared on common stock	—	—	—	(18,042)	—	—	—	(18,042)
Reversal of unamortized stock compensation	—	—	(1,893)	—	—	1,893	—	—
Stock compensation expense	—	—	2,275	—	—	—	—	2,275
Stock option exercises, including tax benefit of $3,495	301	3	6,724	—	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $107	21	—	(249)	—	—	—	139	(110)

Balance at December 31, 2006	37,588	$429	$146,332	$295,433	$(15,564)	$—	$(60,090)	$366,540

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$104,016	$87,550	$84,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,210	121,171	118,473
Amortization of debt issuance costs	1,201	2,272	3,937
Rationalization charges	16,347	270	2,089
Loss on early extinguishment of debt	229	11,230	1,590
Deferred income tax provision	22,394	33,027	42,535
Excess tax benefit from stock-based compensation	(2,760)	—	—
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(18,663)	(6,661)	11,200
Inventories	(37,511)	563	1,449
Trade accounts payable	25,646	(15,502)	26,420
Accrued liabilities	(916)	(7,002)	(15,095)
Other, net	(14,779)	(17,803)	995

Net cash provided by operating activities	221,414	209,115	277,738

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(318,231)	—	—
Capital expenditures	(121,672)	(89,132)	(102,868)
Proceeds from asset sales	1,457	3,154	9,983

Net cash used in investing activities	(438,446)	(85,978)	(92,885)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	959,841	1,124,425	954,325
Repayments under revolving loans	(952,675)	(1,124,425)	(979,325)
Proceeds from stock option exercises	3,232	3,853	2,262
Changes in outstanding checks—principally vendors	(3,900)	18,938	6,057
Proceeds from issuance of long-term debt	296,323	588,628	—
Repayments of long-term debt	(71,846)	(729,918)	(135,912)
Dividends paid on common stock	(18,042)	(14,859)	(8,282)
Excess tax benefit from stock-based compensation	2,760	—	—
Debt issuance costs	(2,385)	(4,734)	(662)

Net cash provided by (used in) financing activities	213,308	(138,092)	(161,537)

Cash and cash equivalents:
Net (decrease) increase	(3,724)	(14,955)	23,316
Balance at beginning of year	20,461	35,416	12,100

Balance at end of year	$16,737	$20,461	$35,416

Interest paid, net	$58,544	$50,058	$55,494
Income taxes paid, net of refunds	36,139	25,832	5,008

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Holdings, and its subsidiaries conduct business in three market segments: metal food containers, plastic containers and closures. Our metal food containers business is engaged in the manufacture and sale of steel and aluminum containers for human and pet foods. Our plastic containers business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products. Our metal food and plastic container businesses are based in North America. Our closures business has operating facilities in North America, Europe and Asia.

Basis of Presentation. The consolidated financial statements include the accounts of Holdings and our subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from their dates of acquisition. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Our subsidiaries that operate outside the United States use their local currency as the functional currency. The principal functional currencies for our foreign operations are the Euro and the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in selling, general and administrative expenses in our Consolidated Statements of Income.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on September 1, 2005 were issued one additional share of our common stock for each share of our common stock held by them on that date. The additional shares were issued on September 15, 2005. Information pertaining to the number of shares outstanding, per share amounts and stock-based compensation has been restated in the accompanying financial statements and related footnotes to reflect this stock split for periods presented prior to the stock split, except for the Consolidated Statements of Stockholders’ Equity. Stockholders’ equity reflects the stock split in 2005 by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $120.5 million at December 31, 2006 and $124.4 million at December 31, 2005 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for domestic inventories is principally determined on the last-in, first-out basis, or LIFO. Cost for foreign inventories is principally determined on the average cost method.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.7 million, $1.2 million and $0.7 million in 2006, 2005 and 2004, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill was not impaired in our third quarter 2006 review. Changes in the carrying amount of goodwill are as follows:

	Metal Food Containers	Plastic Containers	Closures	Total
	(Dollars in thousands)
Balance at December 31, 2004	$54,005	$101,038	$43,303	$198,346
Adjustments	2,883	(1,321)	1,210	2,772
Currency translation	—	113	—	113

Balance at December 31, 2005	56,888	99,830	44,513	201,231
Acquisitions	—	27,092	75,109	102,201
Adjustments	—	—	(247)	(247)
Currency translation	—	8	1,200	1,208

Balance at December 31, 2006	$56,888	$126,930	$120,575	$304,393

Adjustments to goodwill relate primarily to deferred tax items. In 2006, we acquired the White Cap closures operations in Europe and Asia, or White Cap, and the Cousins-Currie Limited plastic containers operations. See Note 2 for further discussion.

Other Intangible Assets, Net. Other intangible assets, net at December 31, 2006 consist principally of trade names, intellectual property and customer relationships acquired in the 2006 purchase of White Cap. Other intangible assets, net at December 31, 2006 include accumulated amortization of $1.7 million. Other intangible assets, net at December 31, 2005 consist principally of an intangible pension asset of $15.5 million.

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

December 31, 2006, 2005 and 2004

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

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss. We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

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

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, which plan replaced two previous plans under which stock options are still outstanding. Under our current stock-based compensation plan, we have issued stock options and restricted stock units to our officers, other key employees and outside directors. A restricted stock unit represents the right to receive one share of our common stock at a future date. Unvested restricted stock units that have been issued do not have voting rights and may not be disposed of or transferred during the vesting period. We adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006, utilizing the modified prospective transition method to account for our stock-based compensation.

Recently Adopted Accounting Pronouncements. We adopted SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective transition method in which compensation expense is recognized beginning January 1, 2006, the effective date, (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees and directors prior to the

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

effective date of SFAS No. 123(R) that remained unvested on January 1, 2006. For those stock option awards granted prior to January 1, 2006 for which the vesting period is not complete, we account for such awards on a prospective basis, with expense being recognized in our statement of income beginning in the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures, as set out in Note 12. We will recognize the related compensation expense not previously recognized in the pro forma disclosures over the remaining vesting period. We have calculated the paid-in capital pool related to employee compensation in accordance with SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow activity, rather than as an operating cash flow activity as previously required. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The amount recognized for such excess tax deductions was $2.8 million for the year ended December 31, 2006. In addition, in accordance with SFAS No. 123(R), upon adoption of this pronouncement we reversed our unamortized stock compensation balance representing the unvested portion of restricted stock units granted prior to January 1, 2006 into paid-in capital. The financial statements for prior years have not been restated and do not include the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) did not have a material effect on our financial position, results of operations, cash flows or basic and diluted net income per share.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss. We have adopted SFAS No. 158 prospectively effective December 31, 2006. See Note 10 for further information required to be disclosed in accordance with SFAS No. 158. The impact of the adoption of SFAS No. 158 to the pension benefit plans decreased non-current assets $17.7 million, increased non-current liabilities $16.5 million and increased the loss in accumulated other comprehensive loss $34.2 million, net of deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans decreased non-current assets $2.9 million, increased current liabilities $5.2 million, decreased non-current liabilities $12.9 million and decreased the loss in accumulated other comprehensive loss $4.8 million, net of deferred tax provision of $3.0 million.

Recently Issued Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on January 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 2. ACQUISITIONS

WHITE CAP

We acquired the White Cap closures operations in Europe on June 1, 2006, in Turkey on July 1, 2006 and in China and the Philippines in December 2006 from Amcor Limited. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been combined with our previously acquired White Cap U.S. closures operations to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $276.4 million for White Cap, including acquisition fees, net of cash actually acquired of $3.3 million. As part of the acquisitions of the operations in Turkey, China and the Philippines, we assumed $18.2 million of indebtedness of such operations.

In January 2007, we acquired the White Cap closures operations in Venezuela. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor Limited.

The White Cap acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition, and the results of operations have been included in our consolidated financial statements as of the respective dates of acquisition. The acquired White Cap operations have been combined with our pre-existing U.S. closures operations previously reported as part of our metal food containers business segment to form a new closures business segment.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates in 2006 in connection with the White Cap acquisition. We have completed the valuation of certain assets and liabilities including property, plant and equipment, intangible assets and pension obligations. We have made certain adjustments to previously reported allocations, primarily to goodwill and other intangible assets, based upon these final valuations. The valuation of certain other assets and liabilities is still in process, and therefore the actual fair value may vary from these preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant.

The estimated valuation of acquired net assets at the respective acquisition dates in connection with the White Cap acquisition is as follows (dollars in thousands):

Trade accounts receivable	$54,952
Inventories	68,687
Property, plant and equipment	130,987
Goodwill	75,109
Other intangible assets	49,122
Other assets	13,572
Trade accounts payable and accrued liabilities	(46,614)
Foreign bank revolving loans	(18,219)
Other liabilities, primarily pension liabilities	(51,177)

Purchase price, net of cash acquired	$276,419

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Other intangible assets consist of the following (dollars in thousands):

	Amount	Life
Trade names	$32,140	Indefinite
Intellectual property	9,589	6 years
Customer relationships	6,942	20 years
Backlog	451	7 months

	$49,122

The following unaudited pro forma financial information includes our historical results of operations for the years ended December 31, 2006 and 2005 and gives pro forma effect to the White Cap acquisition as if it had been completed as of the beginning of the periods indicated. The pro forma results of operations include interest expense related to incremental borrowings used to finance the White Cap acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of White Cap with our existing operations, nor do they reflect expected total savings from the impact of headcount reductions completed by the White Cap operations prior to the acquisition.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the White Cap acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

Unaudited pro forma financial information for the years ended December 31:

	2006	2005
	(Dollars in thousands, except per share data)
Net sales	$2,786,081	$2,778,357
Net income	106,336	86,727

Earnings per share:
Basic net income per share	$2.84	$2.34
Diluted net income per share	2.80	2.31

Net income for the year ended December 31, 2006 includes the pre-tax negative impact of $3.7 million from the inventory write-up for the White Cap closures operations as a result of purchase accounting in connection with the acquisition.

Net income for the year ended December 31, 2005 includes pre-tax rationalization charges in addition to those recognized in the Consolidated Financial Statements of $5.1 million for severance expense recognized by White Cap prior to the acquisition.

COUSINS-CURRIE LIMITED

In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers. The purchase

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

price of $41.8 million was financed primarily with Canadian dollar borrowings under our senior secured credit facility.

The acquisition of Cousins-Currie was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. We are in the process of determining the valuation of goodwill and other intangible assets. Therefore, the total estimated value of intangible assets of $27.1 million has been included in goodwill at December 31, 2006. However, some of this amount is likely to be subsequently allocated to other intangible assets. Cousins-Currie’s results of operations since the acquisition date were not significant to our Consolidated Statement of Income.

NOTE 3. RATIONALIZATION CHARGES AND ACQUISITION RESERVES

2006 RATIONALIZATION PLANS

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a charge to earnings during 2006 of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $1.5 million for plant exit costs. The plant has ceased operations and all cash has been expended.

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility in the second quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $12.8 million. These costs include $4.6 million of non-cash pension and postretirement curtailment expense, $2.6 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during 2006 were $4.6 million for non-cash pension and postretirement curtailment expense, $1.9 million for employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $4.2 million are expected primarily in 2007. Cash expenditures of $4.6 million are expected primarily in 2007.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility at the end of the second quarter of 2007. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan of $4.0 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2006 were $3.3 million for the estimated cost to withdraw from the multi-employer pension plan, $0.1 million for employee severance and benefits and $0.1 million for the non-cash write down in carrying value of assets. Total cash payments of $5.0 million are expected primarily in 2007. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Activity in our 2006 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write Down	Total
	(Dollars in thousands)
2006 Rationalization Plan Reserves Established	$5,752	$4,565	$1,538	$4,492	$16,347
2006 Utilized	(1,076)	(4,565)	(1,538)	(4,492)	(11,671)

Balance at December 31, 2006	$4,676	$—	$—	$—	$4,676

2005 RATIONALIZATION PLAN

During 2005, we approved and announced to employees a plan to relocate the operations of one of our Mississauga, Ontario plastic container manufacturing facilities to our other operating facilities. This decision resulted in charges to earnings during 2005 of $0.5 million, which consisted of $0.1 million for the non-cash write-down in carrying value of assets and $0.4 million for employee severance and benefits and plant exit costs. The relocation of operations has been completed and required cash payments of $0.4 million for employee severance and benefits and plant exit costs are complete.

2004 RATIONALIZATION PLAN

During 2004, we approved and announced to employees a plan to exit our Benton Harbor, Michigan metal food container manufacturing facility and another operation. This decision resulted in a charge to earnings during 2004 of $0.8 million, of which $0.2 million was for the non-cash write-down in carrying value of assets. Total cash payments required for this plan were expended in 2004.

2003 ACQUISITION PLANS

During 2003, we established acquisition reserves in connection with our purchases of Thatcher Tubes LLC, Silgan White Cap Americas LLC and PCP Can Manufacturing, Inc. aggregating approximately $6.0 million, recorded pursuant to plans that we began to assess and formulate at the date of the acquisitions. During 2004, we finalized these plans and reduced the related acquisition reserves by approximately $0.5 million. These plans included exiting the Lodi, California metal food container manufacturing facility, the Chicago, Illinois and Queretaro, Mexico closures manufacturing facilities and the Culiacan, Mexico plastic container manufacturing facility. These plans included the termination of approximately 380 plant and administrative employees and other related plant exit costs. These reserves consisted of employee severance and benefits costs of $4.2 million and plant exit costs of $1.3 million related to the closing of the previously discussed acquired facilities. All of these facilities have ceased manufacturing operations and required cash payments of $4.2 million and $1.3 million for employee severance and benefits and plant exit costs, respectively, are complete.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Activity in our 2003 acquisition plan reserves is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2003	$3,284	$1,036	$ 4,320
Finalization of 2003 Acquisition Plan Reserves	(268)	(239)	(507)
2004 Utilized	(2,856)	(751)	(3,607)

Balance at December 31, 2004	160	46	206
2005 Utilized	(151)	—	(151)

Balance at December 31, 2005	9	46	55
2006 Utilized	(9)	(46)	(55)

Balance at December 31. 2006	$—	$—	$—

2003 RATIONALIZATION PLANS

During 2003, we approved and announced to employees plans to exit our Norwalk, Connecticut and Anaheim, California plastic container manufacturing facilities and our Queretaro, Mexico closures manufacturing facility, as well as to consolidate certain administrative functions of the U.S. closures operations. These plans included the termination of approximately 120 plant employees and other related exit costs. These decisions resulted in a charge to earnings of $9.0 million ($1.2 million for the closures business and $7.8 million for the plastic container business) in 2003, which consisted of $5.3 million for the non-cash write-down in carrying value of assets, $2.1 million for employee severance and benefits costs and $1.6 million for plant exit costs. During 2004, additional rationalization charges of $1.3 million were recorded related to these plans ($1.0 million for the closures business and $0.3 million for the plastic container business). Since inception, a total of $2.3 million and $1.8 million has been expended for employee severance and benefits and plant exit costs, respectively, and $6.0 million has been recorded for the non-cash write-down in carrying value of assets. In 2005, we bought out our lease obligation for $0.5 million and reversed the remaining lease obligation reserve of $0.2 million. Cash payments related to these reserves are complete.

Activity in our 2003 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write Down	Total
	(Dollars in thousands)

Balance at December 31, 2003	$595	$971	$—	$1,566
2004 Rationalization Charge	272	408	662	1,342
2004 Utilized	(830)	(689)	(662)	(2,181)

Balance at December 31, 2004	37	690	—	727
2005 Utilized	(7)	(496)	—	(503)
2005 Adjustment	—	(194)	—	(194)

Balance at December 31, 2005	30	—	—	30
2006 Utilized	(30)	—	—	(30)

Balance at December 31, 2006	$—	$—	$—	$—

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

FAIRFIELD RATIONALIZATION PLAN

During 2001, we approved and announced to employees a plan to exit our Fairfield, Ohio plastic container facility. The plan included the termination of approximately 150 plant employees and other related plant exit costs, including equipment dismantle costs and contractual rent obligations. This decision resulted in a final rationalization charge of $3.3 million, which consisted of $0.7 million for employee severance and benefits and $2.6 million for plant exit costs. Employee severance and benefit costs of $0.7 million were fully expended through 2002. Through December 31, 2006, a total of $2.4 million has been expended relating to plant exit costs. At December 31, 2006, this reserve had a remaining balance of $0.2 million for lease payments, which will be expended in 2007.

Activity in our Fairfield rationalization plan reserve for plant exit costs is summarized as follows (dollars in thousands):

Balance at December 31, 2003	$1,273
2004 Utilized	(380)

Balance at December 31, 2004	893
2005 Utilized	(354)

Balance at December 31, 2005	539
2006 Utilized	(307)

Balance at December 31, 2006	$232

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2006	2005	2004
	(Dollars in thousands)
2006 Rationalization plans	$16,347	$—	$—
2005 Rationalization plan	—	464	—
2004 Rationalization plan	—	—	747
2003 Rationalization plans	—	(194)	1,342

	$16,347	$270	$2,089

At December 31, rationalization reserves were included in our Consolidated Balance Sheets as follows:

	2006	2005
	(Dollars in thousands)
Accrued liabilities	$1,537	$561
Other liabilities	3,371	240

	$4,908	$801

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss at December 31 are as follows:

	2006	2005
	(Dollars in thousands)
Foreign currency translation	$12,908	$11,559
Change in fair value of derivatives	1,496	4,113
Unrecognized net periodic pension and postretirement benefit costs:
Net service credit	4,532	—
Net actuarial loss	(34,500)	—
Minimum pension liability	—	(29,560)

Accumulated other comprehensive loss	$(15,564)	$(13,888)

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was net income (loss) of $0.6 million, $2.5 million and ($3.4) million, respectively.

We estimate that we will reclassify $1.6 million of income, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 8 which includes a discussion of derivative instruments and hedging activities.

The net expenses expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2007 are $0.9 million and $0.4 million, net of income taxes, for the net actuarial loss and net prior service cost, respectively, related to our pension and other postretirement benefit plans.

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2006	2005
	(Dollars in thousands)
Raw materials	$90,969	$63,923
Work-in-process	68,249	56,085
Finished goods	276,870	214,064
Spare parts and other	26,711	16,896

	462,799	350,968
Adjustment to value domestic inventory at cost on the LIFO method	(36,208)	(32,866)

	$426,591	$318,102

Inventories include $27.2 million and $27.6 million recorded on the first-in, first-out method at December 31, 2006 and 2005, respectively, and $65.7 million recorded on the average cost method at December 31, 2006.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2006	2005
	(Dollars in thousands)
Land	$13,494	$8,635
Buildings and improvements	198,668	170,233
Machinery and equipment	1,624,479	1,457,962
Construction in progress	72,060	47,584

	1,908,701	1,684,414
Accumulated depreciation	(1,014,054)	(926,279)

Property, plant and equipment, net	$894,647	$758,135

NOTE 7. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2006	2005
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
Bank A term loans	345,000	375,000
Bank B term loans	41,904	83,750
Canadian term loans	77,445	38,628
Euro term loans	262,300	—
Other foreign bank revolving loans	25,989	—

Total bank debt	752,638	497,378

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000
Other	3,000	3,000

Total subordinated debt	203,000	203,000

Total debt	955,638	700,378
Less current portion	26,417	846

	$929,221	$699,532

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2007	$26,417
2008	92,476
2009	124,821
2010	124,821
2011	209,503
Thereafter	377,600

$955,638

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

BANK CREDIT AGREEMENT

On June 30, 2005, we completed the refinancing of our $850 million senior secured credit facility, or the 2002 Credit Facility, by entering into a new $1.0 billion senior secured credit facility, or the Credit Agreement, which provides for term loan and revolving borrowings. As a result of this refinancing, we recorded a non-cash, pre-tax charge of $11.0 million in 2005 for the loss on early extinguishment of debt to write-off unamortized debt issuance costs of the 2002 Credit Facility.

We had term loan borrowings outstanding under our Credit Agreement of $386.9 million, Cdn $90 million and €200 million totaling U.S. denominated $726.6 million at December 31, 2006 and $458.8 million and Cdn $45 million totaling U.S. denominated $497.4 million at December 31, 2005. Principal on each tranche of term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. We had no outstanding revolving loans under the Credit Agreement at December 31, 2006 and 2005.

Our Credit Agreement provided us with U.S. borrowings of $425 million of A term loans which mature on June 30, 2011 and $125 million of B term loans which mature on June 30, 2012. In December 2005, we voluntarily prepaid $50 million of A term loans and $40 million of B term loans. In December 2006, we voluntarily prepaid $30 million of A term loans and $41 million of B term loans. We recorded a loss on early extinguishment of debt to write-off a portion of unamortized debt issuance costs of $0.2 million in each of 2006 and 2005, respectively, for these prepayments.

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus in either case an applicable margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG New York Branch, or Deutsche Bank, or  1/2 of one percent in excess of the overnight federal funds rate. Currently, A term loans that are maintained as base rate borrowings bear interest at the base rate plus a 0.125 percent margin, and A term loans that are maintained as LIBOR rate borrowings bear interest at the applicable LIBOR rate plus a 1.125 percent margin. In accordance with the Credit Agreement, the interest rate margin on all loans except B term loans will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. The interest rate for B term loans is the base rate plus a margin of 0.25 percent or LIBOR plus a margin of 1.25 percent. The margin for B term loans is fixed through maturity. As of December 31, 2006, the U.S. term loans were primarily maintained as LIBOR loans and the interest rate for A term loans and B term loans was 6.49 percent and 6.61 percent, respectively.

In December 2005, we borrowed Cdn $45 million of term loans under the Credit Agreement. These loans mature on June 30, 2011, with scheduled installments beginning in 2008. In December 2006, we borrowed Cdn $45 million of term loans under the Credit Agreement to finance the acquisition of Cousins-Currie. These loans mature on June 30, 2012, with scheduled installments beginning in 2009. The interest rate for all Canadian term loans will either be the Canadian prime rate plus the applicable margin for A term loans maintained as base rate loans or the Bankers’ Acceptance discount rate plus the applicable margin for A term loans maintained as LIBOR loans. As of December 31, 2006, the interest rate for our Canadian term loans was 5.57 percent.

In June 2006, we borrowed €200 million of term loans under the Credit Agreement to finance the acquisition of White Cap. These loans mature on June 30, 2012, with scheduled installments beginning in 2008. Interest on these loans accrue at the Euro rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Euro dollar loans under the Credit Agreement. At December 31, 2006, the interest rate on these term loans was 4.75 percent.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. The Credit Agreement contains certain provisions for the allocation of mandatory and voluntary prepayments to the A term loans and B term loans.

The Credit Agreement provides us with up to $438 million and Cdn $14 million of revolving loans. Amounts outstanding under the revolving loan facility incur interest at the same rates as the A term loans in the case of U.S. dollar denominated revolving loans and as the Canadian term loans in the case of Canadian dollar denominated revolving loans. Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on June 30, 2011. At December 31, 2006 and 2005, there were no revolving loans outstanding. After taking into account letters of credit of $42.4 million, borrowings available under the revolving loan facility of the Credit Agreement were $407.6 million on December 31, 2006.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.30 percent at December 31, 2006). The commitment fee is reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as LIBOR loans (1.125 percent at December 31, 2006) and to the issuers of letters of credit of a facing fee of 0.125 percent per annum, in each case calculated on the aggregate stated amount of all letters of credit.

For 2006, 2005 and 2004, the weighted average annual interest rate paid on term loans was 5.7 percent, 4.8 percent and 3.5 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 6.2 percent, 4.7 percent and 3.4 percent, respectively. We have entered into U.S. dollar and Euro dollar interest rate swap agreements for an aggregate notional amount of $200 million and €180 million, respectively, to convert interest rate exposure from variable rates to fixed rates of interest. For 2006, the weighted average interest rate paid on term loans after consideration of interest rate swap agreements was 5.1 percent. See Note 8 which includes a discussion of our interest rate swap agreements.

Pursuant to the Credit Agreement, we also have a $350 million uncommitted incremental loan facility, of which all of it may be borrowed in the form of term loans and up to $200 million of which may be borrowed in the form of revolving loans under the revolving loan facility. The uncommitted incremental term loan facility of the Credit Agreement provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the B term loans; and be used to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to refinance or repurchase subordinated debt as permitted and to repay outstanding revolving loans.

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries, and is secured by a pledge of the stock of certain of our subsidiaries and by a security interest

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

in certain of our assets and certain of our U.S. subsidiaries’ assets. The Canadian indebtedness under the Credit Agreement is also guaranteed by our wholly owned Canadian subsidiaries and is also secured by a pledge of all of the stock of our Canadian subsidiaries and by a security interest in certain of our Canadian subsidiaries’ assets. At December 31, 2006, we had assets of a U.S. subsidiary of $112.9 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2006, 2005 and 2004, the average amount of revolving loans outstanding, including seasonal borrowings, was $180.0 million, $189.5 million and $170.3 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $321.5 million, $289.8 million and $305.3 million, respectively. The 2005 peak borrowing amount does not include $88.7 million of revolving loans borrowed under the Credit Agreement to repay term loans in connection with the June 2005 refinancing of our 2002 Credit Facility.

OTHER FOREIGN BANK REVOLVING LOANS

We have certain other bank revolving loan indebtedness outstanding in non-Euro denominated foreign countries. These bank loans allow for total borrowings of up to $41.6 million (translated at exchange rates in effect at the balance sheet date) and bear interest at rates ranging from 3.7 percent to 6.8 percent. The weighted average annual interest rate paid on these loans was 4.1 percent for 2006.

6 3/4% SENIOR SUBORDINATED NOTES

In 2003, we issued $200 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The issue price for the 6 3/4% Notes was 100% of their principal amount. The 6 3/4% Notes are general unsecured obligations of Holdings, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of Holdings. Interest on the 6 3/4% Notes is payable semi-annually in cash on the 15th day of each May and November.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

NOTE 8. FINANCIAL INSTRUMENTS

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

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Bank debt	$752,638	$752,638	$497,378	$497,378
6 3/4% Notes	200,000	195,000	200,000	200,000
Interest rate swap agreements	(4,750)	(4,750)	(7,024)	(7,024)
Natural gas swap agreements	1,581	1,581	(448)	(448)

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank term loans approximate their fair values.

6 3/4% Notes: The fair value of our 6 3/4% Notes is estimated based on quoted market prices.

Interest rate and natural gas swap agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2006 and 2005 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2006 and 2005, the ineffectiveness of our hedges did not have a significant impact on our net income. During 2004, ineffectiveness of our hedges increased net income by $1.0 million and was recorded primarily in interest and other debt expense in our Consolidated Statements of Income.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The fair value of the outstanding swap agreements in effect at December 31, 2006 and 2005 was recorded in our Consolidated Balance Sheets as a net asset of $3.2 million ($4.8 million in other assets and $1.6 million in other liabilities) and other assets of $7.5 million, respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive loss.

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar and Euro dollar interest rate swap agreements with major banks to manage a portion of our exposure to interest rate fluctuations. The aggregate notional principal amount of these agreements was $200 million and €180 million, respectively, at December 31, 2006 and $350 million at December 31, 2005. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 3.2 percent to 4.1 percent and receive floating rates of interest based on three month LIBOR or Euribor, as appropriate. These agreements mature as follows: $100 million and €20 million in 2007, $100 million and €25 million in 2008, €30 million in 2011 and €105 million in 2014. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net receipts (payments) of $3.5 million, $3.8 million and ($7.2) million were received (paid) under these interest rate swap agreements for the years ended December 31, 2006, 2005 and 2004, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for A and B term loans and the Euro term loan and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on A and B term loans and on the Euro term loan at December 31, 2006 was 4.40 percent and 5.04 percent, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 61 percent and 49 percent of our exposure to fluctuations in natural gas prices in 2006 and 2005, respectively. Under these agreements, we paid fixed natural gas prices ranging from $5.97 to $11.25 per MMBtu and received a NYMEX-based natural gas price. Net (payments) receipts under our natural gas swap agreements were ($2.5) million, $1.0 million and $0.5 million during 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the aggregate notional principal amount of our natural gas swap agreements was 0.6 million and 0.4 million MMBtu of natural gas, respectively. Agreements outstanding at December 31, 2006 are with a major financial institution that is expected to fully perform under the terms thereof. Under these agreements, we pay fixed natural gas prices ranging from $8.04 to $10.55 per MMBtu and receive a NYMEX-based natural gas price. These gas swap agreements mature in 2007. To the extent these agreements are effective as hedges, gains and losses are deferred and recognized when the related costs are recorded to cost of goods sold.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of White Cap and Cousins-Currie with term loans borrowed under our Credit Agreement denominated in Euros

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. Foreign currency losses recognized as net investment hedges included in accumulated other comprehensive loss at December 31, 2006 were $2.9 million, net of deferred tax benefit of $1.8 million.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 32.1 percent, 33.7 percent and 34.7 percent of our net sales in 2006, 2005 and 2004, respectively. The receivable balances from these customers collectively represented 23.1 percent and 26.8 percent of our trade accounts receivable at December 31, 2006 and 2005, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2007	$25,442
2008	19,836
2009	15,959
2010	12,692
2011	10,448
Thereafter	44,589

$128,966

Rent expense was $30.0 million, $28.5 million and $27.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, we had noncancelable commitments for 2007 capital expenditures of $21.6 million.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

NOTE 10. RETIREMENT BENEFITS

We sponsor a number of defined benefit and defined contribution pension plans which cover substantially all employees, other than union employees covered by multi-employer defined benefit

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service. Effective January 1, 2007, we closed our U.S. salaried pension plans to new employees.

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

The measurement date for our retirement plans is December 31 of each year.

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)
Change in Benefit Obligation
Obligation at beginning of year	$384,407	$349,281	$64,889	$87,345
Service cost	13,901	12,440	1,016	1,416
Interest cost	22,621	20,649	3,705	4,882
Actuarial (gains) losses	(12,648)	17,856	3,345	3,763
Acquisition of White Cap	33,663	—	—	—
Plan amendments	164	691	(592)	(28,114)
Benefits paid	(17,726)	(16,510)	(6,154)	(5,390)
Net curtailment gains	—	—	(1,272)	—
Special termination benefits	549	—	—	—
Participants’ contributions	—	—	828	987
Foreign currency exchange rate changes	708	—	—	—

Obligation at end of year	425,639	384,407	65,765	64,889

Change in Plan Assets
Fair value of plan assets at beginning of year	332,887	299,687	—	—
Actual return on plan assets	43,030	13,993	—	—
Employer contributions	16,044	37,739	5,326	4,403
Participants’ contributions	—	—	828	987
Benefits paid	(17,726)	(16,510)	(6,154)	(5,390)
Expenses	(1,961)	(2,022)	—	—

Fair value of plan assets at end of year	372,274	332,887	—	—

Funded Status
Funded Status	(53,365)	(51,520)	(65,765)	(64,889)
Unrecognized actuarial loss	*	74,852	*	16,517
Unrecognized prior service cost	*	18,288	*	(27,923)

Net (liability) asset recognized	$(53,365)	$41,620	$(65,765)	$(76,295)

*	Not applicable due to the prospective adoption of SFAS No. 158 at December 31, 2006.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

	Pension Benefits			Other Postretirement Benefits
	2006	2005		2006	2005
	(Dollars in thousands)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$5,362	$	*	$—	$	*
Current liabilities	—		*	(5,198)		*
Non-current liabilities	(58,727)		*	(60,567)		*
Prepaid benefit cost	*		47,992	*		—
Accrued benefit cost	*		(71,501)	*		(76,295)
Intangible asset	*		15,492	*		—
Accumulated other comprehensive loss	*		49,637	*		—

Net (liability) asset recognized	$(53,365)		$41,620	$(65,765)		$(76,295)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$45,590	$	*	$11,722	$	*
Prior service cost (credit)	11,935		*	(19,463)		*

Net amount recognized	$57,525	$	*	$(7,741)	$	*

Items to be recognized in 2007 as a component of net periodic cost:
Net actuarial loss	$694	$	*	$619	$	*
Prior service cost (credit)	2,309		*	(1,765)		*

Net periodic cost (credit) to be recorded in 2007	$3,003	$	*	$(1,146)	$	*

*	Not applicable due to the prospective adoption of SFAS No. 158 at December 31, 2006.

The accumulated benefit obligation for all defined benefit plans at December 31, 2006 and 2005 was $394.1 million and $356.3 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $107.6 million, $100.6 million and $61.0 million, respectively, at December 31, 2006 and $384.4 million, $356.3 million and $332.9 million, respectively, at December 31, 2005.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension	Other Postretirement
2007	$19,349	$5,198
2008	20,727	5,234
2009	22,045	5,429
2010	23,279	5,486
2011	24,430	5,558
2012 - 2016	143,796	24,557

	$253,626	$51,462

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2006	2005
Discount rate	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.30%	3.30%
Health care cost trend rate:
Assumed for next year	9%	10%
Ultimate rate	5%	5%
Year that the ultimate rate is reached	2014	2011

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

Our international pension benefit plans used a discount rate of 4.25 percent and a rate of compensation increase of 2.0 percent to determine the benefit obligation at December 31, 2006. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Service cost	$13,901	$12,440	$11,590	$1,016	$1,416	$1,419
Interest cost	22,621	20,649	19,923	3,705	4,882	5,041
Expected return on plan assets	(27,482)	(26,173)	(22,249)	—	—	—
Amortization of prior service cost	2,809	3,178	3,329	(1,765)	(167)	5
Amortization of actuarial losses	3,084	1,476	1,138	633	222	252
Net curtailment loss (gain)	3,708	—	—	(1,052)	—	—
Special termination benefits	549	—	—	—	—	—

Net periodic benefit cost	$19,190	$11,570	$13,731	$2,537	$6,353	$6,717

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	3.30%	3.30%	3.30%
Health care cost trend rate	9%	10%	10%

Our international pension benefit plans used a discount rate of 4.25 percent and a rate of compensation increase of 2.0 percent to determine net periodic benefit cost from the period since the date of acquisition to December 31, 2006.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$293	$(257)
Effect on postretirement benefit obligation	3,456	(3,115)

In 2006, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. As a result of this plan, we recognized curtailment expense for our pension and postretirement benefits of $3.7 million and $0.9 million, respectively, and incurred additional costs of $0.6 million for special termination pension benefits.

In 2006, we recognized income of $1.9 million for the curtailment of postretirement benefits in one of our closures manufacturing facilities. In 2005, we amended certain of our postretirement benefit plans to eliminate medical and prescription drug benefits for Medicare eligible retirees. These plan amendments have reduced our postretirement benefit obligation by $28.1 million at December 31, 2005, which amount will be amortized as a reduction of retiree medical expense over the participants’ average remaining service life of approximately 11 years.

We participate in several multi-employer pension plans, which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2006, 2005 and 2004 were $6.1 million, $6.2 million and $6.1 million, respectively. In conjunction with our approval in 2006 of our plan to exit our Stockton, California metal food container manufacturing facility, we recognized rationalization charges of $3.3 million for the estimated cash payment required to withdraw from one of our multi-employer pension plans.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $6.9 million in 2006, $8.1 million in 2005 and $7.2 million in 2004.

PLAN ASSETS

The weighted-average asset allocation for our pension plans at December 31 was as follows:

	2006	2005
Equity securities	52%	53%
Debt securities	43%	37%
Cash and cash equivalents	5%	10%

	100%	100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. At December 31, 2006 and 2005, the timing of our cash contributions resulted in a higher than targeted investment in cash and cash equivalents.

Based on current tax law, there are no minimum required contributions to our pension plans in 2007. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, it has been our recent practice to make contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. Therefore, at our discretion, we may fund amounts in excess of the minimum in 2007.

NOTE 11. INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$20,780	$20,981	$7,727
State	5,437	4,460	4,620
Foreign	2,621	2,371	3,332

Current income tax provision	28,838	27,812	15,679

Deferred:
Federal	21,038	31,810	39,724
State	1,185	1,173	2,776
Foreign	171	44	35

Deferred income tax provision	22,394	33,027	42,535

	$51,232	$60,839	$58,214

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2006	2005	2004
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$54,337	$51,936	$49,825
State income taxes, net of federal tax benefit	6,865	6,281	6,028
Tax liabilities no longer required	(2,874)	(3,123)	(464)
Repatriation of previously unremitted foreign earnings	—	4,222	—
Valuation allowance	1,894	2,518	1,874
Manufacturing exemption	(2,604)	—	—
Tax credit refunds, net	(5,584)	—	—
Foreign earnings taxed at other than 35%	(1,087)	—	—
Other	285	(995)	951

	$51,232	$60,839	$58,214

Effective tax rate	33.0%	41.0%	40.9%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Pension and postretirement liabilities	$26,054	$34,630
Rationalization and other accrued liabilities	25,113	14,908
AMT and other credit carryforwards	8,289	15,505
Net operating loss carryforwards	12,338	15,562

Total deferred tax assets	71,794	80,605

Deferred tax liabilities:
Property, plant and equipment	(148,133)	(149,883)
Other	(1,187)	(11,567)

Total deferred tax liabilities	(149,320)	(161,450)

Valuation allowance	(18,330)	(17,785)

Net deferred tax liability	$(95,856)	$(98,630)

At December 31, 2006 and 2005, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $15.4 million and $10.2 million, respectively, and long-term deferred tax liabilities of $111.3 million and $108.8 million, respectively.

We acquired the White Cap closures operations in 2006. A portion of the White Cap purchase price was allocated to goodwill and other intangible assets, of which only the trade names and intellectual property have met the criteria under U.S. tax law for deductibility and will be amortized over 15 years for tax purposes. See Note 2 for further discussion of the White Cap acquisition.

The valuation allowance in 2006 includes deferred tax assets of $4.9 million resulting from acquired operations. Subsequent recognition of these tax benefits, if any, will be allocated to reduce goodwill of the acquired operations. The valuation allowance also includes losses of certain foreign operations of $2.3 million, capital loss carryforwards of $4.1 million, state and local net operating loss and credit carryforwards totaling $4.3 million and foreign tax credit carryforwards totaling $2.7 million.

The valuation allowance for deferred tax assets increased in 2006 by $0.6 million. This net change was principally comprised of an increase related to state and local and foreign net operating loss carryforwards, or NOLs, totaling $1.8 million and an increase related to excess foreign tax credits totaling $0.2 million, which was offset by a decrease related to acquired operations totaling $1.4 million.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. At December 31, 2006, it is estimated that Silgan Can will consume all of its federal NOLs of approximately $6.9 million upon the filing of its federal

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

income tax return. Silgan Equipment has federal NOLs of approximately $14.4 million that expire in 2023 and which have a full valuation allowance recorded against them in purchase accounting.

During 2006, we conducted a study, the purpose of which was to investigate prior years methods of computing the research and development, or R&D, tax credits. Upon completion of the study, it was determined that we were entitled to an additional $5.8 million of federal R&D credits and $0.9 million of state R&D credits. The benefit related to these credits has been reflected in income tax expense for 2006.

At December 31, 2006, Silgan Can had $1.6 million of alternative minimum tax credits which are available indefinitely to reduce future income tax payments. We also had state tax NOLs of approximately $3.4 million, net of any valuation allowances, that are available to offset future taxable income and that expire from 2007 to 2025.

On October 22, 2004, the American Jobs Creation Act, or the AJCA, was signed into law. The AJCA provides for a dividend received deduction of 85 percent on certain foreign earnings that are repatriated during the calendar years of 2004 and 2005. In the fourth quarter of 2005, we repatriated substantially all of our previously unremitted foreign earnings from our Canadian operations in the form of a $64 million dividend. Accordingly, we recorded a provision for income taxes on such previously unremitted foreign earnings of $4.2 million in the fourth quarter of 2005. Prior to 2005, accumulated earnings of our Canadian subsidiaries were expected to be indefinitely reinvested and, accordingly, applicable U.S. federal taxes were not provided. We had undistributed earnings from foreign subsidiaries of $10.1 million at December 31, 2006. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $3.5 million would be required, excluding the potential use of foreign tax credits in the United States.

NOTE 12. STOCK-BASED COMPENSATION

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2006, 1,076,788 shares were available for issuance under the Plan.

We adopted SFAS No. 123(R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 recorded in selling, general and administrative expenses was $2.3 million.

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

As permitted by SFAS No. 123, application of the fair value recognition provisions to stock-based compensation was included as a pro forma disclosure in the notes to the financial statements. The following table shows the effect on net income and basic and diluted net income per share if we had applied the fair value recognition provisions in accordance with SFAS No. 123 for the years ended December 31:

	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$87,550	$84,145
Add: Stock-based compensation expense included in reported net income, net of income taxes	341	135
Deduct: Total stock-based compensation expense under the fair value method for all awards, net of income taxes	1,186	1,747

Pro forma net income	$86,705	$82,533

Earnings per share:

Basic net income per share—as reported	$2.36	$2.29

Basic net income per share—pro forma	2.34	2.25

Diluted net income per share—as reported	$2.33	$2.26

Diluted net income per share—pro forma	2.31	2.23

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the years ended December 31, 2006, 2005 and 2004:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2003	1,853,720	$11.28
Granted	70,000	22.57
Exercised	(298,200)	7.59		$ 4,388
Cancelled	(20,000)	4.07

Options outstanding at December 31, 2004	1,605,520	12.55	5.8 years	28,787

Granted	—	—
Exercised	(406,050)	9.49		9,006
Cancelled	(30,150)	16.49

Options outstanding at December 31, 2005	1,169,320	13.51	5.2 years	26,437

Granted	—	—
Exercised	(301,024)	10.74		8,905
Cancelled	(5,480)	16.94

Options outstanding at December 31, 2006	862,816	14.46	4.6 years	25,421

Options exercisable at:
December 31, 2004	792,082	$10.85	5.3 years	$ 15,554
December 31, 2005	775,468	$11.90	4.8 years	$ 18,783
December 31, 2006	654,120	$13.66	4.5 years	$ 19,791

Our options typically vest in equal annual installments over the applicable service period, and the fair value at the grant date is being amortized ratably over the respective vesting period. As of December 31, 2006, there was approximately $0.4 million of total unrecognized compensation expense from stock options. This cost is expected to be recognized over a weighted average period of one year.

The following table is a summary of stock options outstanding and exercisable at December 31, 2006 by range of exercise price:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 6.94 – $ 7.05	204,280	3.1	$7.04	204,280	$7.04
10.13 – 16.03	178,000	5.8	10.91	118,000	10.57
16.54 – 18.63	164,000	3.9	16.65	104,000	16.72
19.00 – 23.48	316,536	5.2	20.10	227,840	19.81

	862,816			654,120

The weighted average fair value of options granted was $10.13 for 2004.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make assumptions regarding the risk-free interest rate, the dividend yield on our common stock, the market price volatility of our common stock and the expected life of the options, reduced for estimated forfeitures, as required by SFAS No. 123(R). We utilized the following weighted average assumptions for grants made in 2004:

Risk-free interest rate	3.4%
Expected volatility	54.4%
Dividend yield	1.0%
Expected option life (years)	5

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2006 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted in 2006 carry with them the right to receive dividend equivalents upon vesting, subject to forfeiture.

In 2006, 2005 and 2004, we granted 128,800, 21,000 and 74,000 restricted stock units, respectively to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $5.1 million, $0.7 million and $1.8 million for 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, we granted 7,878, 7,128 and 6,000 restricted stock units, respectively, to non-employee members of our Board of Directors, which vest in full one year, one year and six months, respectively, from the date of grant. The fair value of these units at the date of grant was $0.3 million, $0.2 million and $0.1 million for 2006, 2005 and 2004, respectively.

In March 2006, our Compensation Committee approved the issuance of 100,000 performance based restricted stock units to one officer that vest at the conclusion of the five-year period from the approval date. Subsequent to year end, the performance criteria was met and the restricted stock units were granted. The fair value of these units at December 31, 2006 was $4.4 million, which is being amortized ratably over the five-year vesting period and will be adjusted in the first quarter of 2007 to $5.1 million to reflect the fair value of the grant upon the attainment of the performance criteria.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The table below summarizes restricted stock unit activity for the years ended December 31, 2006, 2005 and 2004:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2003	—
Granted	80,000	$24.12
Released	(1,500)	21.13
Cancelled	—	—

Restricted stock units outstanding at December 31, 2004	78,500	24.18
Granted	28,128	30.30
Released	(14,800)	24.36
Cancelled	(3,200)	23.48

Restricted stock units outstanding at December 31, 2005	88,628	26.11
Granted	236,678	41.37
Released	(26,828)	26.24
Cancelled	—	—

Restricted stock units outstanding at December 31, 2006	298,478	38.20

The fair value of restricted stock units released during the years ended December 31, 2006 and 2005 was $1.0 million and $0.5 million, respectively.

At December 31, 2006, the aggregate intrinsic value of total restricted stock units expected to vest was $10.7 million.

As of December 31, 2006, there was approximately $7.5 million of total unrecognized compensation expense from restricted stock units. This cost is expected to be recognized over a weighted average period of 2.8 years.

NOTE 13. CAPITAL STOCK AND DIVIDENDS

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

In 2006 and 2005, we issued 26,828 and 14,800 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during these years. In 2006 and 2005, we repurchased 5,811 and 931 shares of our common stock, respectively, at an average cost of $37.31 and $34.19, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of December 31, 2006, 5,336,066 shares of our common stock were held in treasury.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2006, 2005 and 2004 totaled $18.0 million, $14.9 million and $8.3 million, respectively.

In February 2007, our Board of Directors approved a 33 percent increase to the quarterly cash dividend and declared a quarterly cash dividend on our common stock of $0.16 per share, payable on March 19, 2007 to holders of record of our common stock on March 5, 2007. The cash payment for this quarterly dividend is expected to be approximately $6.0 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 14. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2006	2005	2004
	(Dollars and shares in thousands)
Net income	$104,016	$87,550	$84,145

Weighted average number of shares used in:
Basic earnings per share	37,388	37,104	36,747
Dilutive common stock equivalents:
Stock options and restricted stock units	525	481	477

Diluted earnings per share	37,913	37,585	37,224

Options to purchase 20,000 to 30,000 shares of common stock at prices ranging from $21.36 to $23.48 per share for 2004 were outstanding but were excluded from the computation of diluted earnings per share because the exercise prices for such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. In addition, 28,848 restricted stock units issued at values ranging from $23.48 to $23.63 for 2004 were also excluded from the computation of diluted earnings per share because they were antidilutive.

NOTE 15. RELATED PARTY TRANSACTIONS

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $1.2 million, $1.3 million and $1.4 million in 2006, 2005 and 2004, respectively, which was less than 0.1 percent of Landstar System, Inc.’s revenue in each of the corresponding years. Mr. Jeffrey Crowe, a director of Holdings, is the Chairman of the Board of Landstar System, Inc.

NOTE 16. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry. As a result of the acquisition of White Cap and changes to the management reporting structure, we are now reporting three operating segments, which include metal food containers, plastic containers and closures. The current and prior year results for the metal food containers business segment have been restated to reflect the closures business as a separate segment.

The metal food containers segment manufactures steel and aluminum containers for human and pet food. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal food and plastic container businesses operate primarily in North America. Our closures business operates in North America, Europe and Asia. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

Sales and income from operations of our metal food container business are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. Our closures

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

business is also dependent, in part, upon vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter (see Note 17).

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers (1)(2)	Plastic Containers (3)	Closures (1)(4)	Corporate	Total
	(Dollars in thousands)
2006
Net sales	$1,624,907	$592,358	$450,254	$—	$2,667,519
Depreciation and amortization	63,532	42,197	19,474	1,007	126,210
Segment income from operations	133,427	42,498	49,766	(11,046)	214,645

Segment assets	965,944	512,873	463,825	41,276	1,983,918
Capital expenditures	65,596	33,625	22,325	126	121,672

2005
Net sales	$1,609,832	$610,046	$275,673	$—	$2,495,551
Depreciation and amortization	68,236	42,731	10,151	53	121,171
Segment income from operations	151,394	40,815	27,303	(10,507)	209,005

Segment assets	937,941	490,161	84,029	—	1,512,131
Capital expenditures	50,584	24,289	14,014	245	89,132

2004
Net sales	$1,589,667	$578,350	$252,428	$—	$2,420,445
Depreciation and amortization	68,202	41,481	8,755	35	118,473
Segment income from operations	137,966	52,074	16,752	(7,211)	199,581

Segment assets	969,654	530,714	54,643	—	1,555,011
Capital expenditures	52,229	43,778	6,810	51	102,868

(1)	Results have been restated to present our new closures business segment, which consists of our pre-existing U.S. closures operations and the newly acquired international closures operations.
(2)	Segment income from operations includes rationalization charges of $12.1 million and $0.8 million for the years ended December 31, 2006 and 2004, respectively.
(3)	Segment income from operations includes rationalization charges of $4.3 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(4)	Segment income from operations includes rationalization charges of $1.0 million for the year ended December 31, 2004.

Total segment income from operations is reconciled to income before income taxes as follows:

	2006	2005	2004
	(Dollars in thousands)
Total segment income from operations	$214,645	$209,005	$199,581
Interest and other debt expense	59,397	60,616	57,222

Income before income taxes	$155,248	$148,389	$142,359

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Total segment assets at December 31 are reconciled to total assets as follows:

	2006	2005
	(Dollars in thousands)
Total segment assets	$1,983,918	$1,512,131
Other assets	24,461	18,489

Total assets	$2,008,379	$1,530,620

Financial information relating to our operations by geographic area is as follows:

	2006	2005	2004
	(Dollars in thousands)
Net sales:
United States	$2,425,158	$2,414,647	$2,348,710
Canada	80,195	80,904	71,735
Europe	160,953	—	—
Other	1,213	—	—

Total net sales	$2,667,519	$2,495,551	$2,420,445

Long-lived assets:
United States	$922,647	$929,069
Canada	66,906	30,297
Europe	205,227	—
Other	4,260	—

Total long-lived assets	$1,199,040	$959,366

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 12.0 percent, 11.3 percent and 12.2 percent of our consolidated net sales during 2006, 2005 and 2004, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 9.8 percent, 9.8 percent and 9.5 percent of our consolidated net sales during 2006, 2005 and 2004, respectively. Sales of our metal food containers segment to Del Monte Corporation accounted for 7.9 percent, 10.2 percent, and 10.4 percent of our consolidated net sales during 2006, 2005 and 2004, respectively. Sales to Del Monte Corporation in 2006 exclude our sales to a former subsidiary of Del Monte Corporation upon its sale during 2006.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2006 (1)
Net sales	$569,851	$597,212	$856,426	$644,030
Gross profit	71,198	75,298	125,258	90,617
Net income	17,178	16,367	49,688	20,783

Basic net income per share (3)	$0.46	$0.44	$1.33	$0.55
Diluted net income per share (3)	0.45	0.43	1.31	0.55

Dividends per share	$0.12	$0.12	$0.12	$0.12

2005 (2)
Net sales	$530,044	$581,158	$797,514	$586,835
Gross profit	62,183	77,769	116,279	67,712
Net income	12,929	15,418	45,231	13,972

Basic net income per share (3)	$0.35	$0.42	$1.22	$0.38
Diluted net income per share (3)	0.34	0.41	1.20	0.37

Dividends per share	$0.10	$0.10	$0.10	$0.10

(1)

The first, second, third and fourth quarters of 2006 include rationalization charges of $2.2 million, $6.2 million, $1.7 million and $6.3 million, respectively. The third quarter of 2006 includes the cumulative income tax benefit of $6.7 million related to the completion of tax initiatives for research and development credits. The fourth quarter of 2006 includes a loss on early extinguishment of debt $0.2 million.

(2)

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$77	$445
Notes receivable—subsidiaries	428	846
Interest receivable—subsidiaries	1,899	1,830
Other current assets	430	57

Total current assets	2,834	3,178

Notes receivable—subsidiaries	586,476	657,904
Investment in and amounts due from subsidiaries	575,268	274,186
Other assets, net	59,660	7,764

	$1,224,238	$943,032

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$428	$846
Accrued interest payable	3,029	1,830
Accounts payable and accrued liabilities	5,465	7,114

Total current liabilities	8,922	9,790

Long-term debt	848,776	657,904
Other liabilities	—	1,988

Stockholders’ equity:
Common stock	429	426
Paid-in capital	146,332	139,475
Retained earnings	295,433	209,459
Accumulated other comprehensive loss	(15,564)	(13,888)
Unamortized stock compensation	—	(1,893)
Treasury stock at cost (5,336,066 and 5,357,083 shares, respectively)	(60,090)	(60,229)

Total stockholders’ equity	366,540	273,350

	$1,224,238	$943,032

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Net sales	$—	$—	$—
Cost of goods sold	932	—	—

Gross profit	(932)	—	—
Selling, general and administrative expenses	9,188	9,629	5,322

Loss from operations	(10,120)	(9,629)	(5,322)
Royalty income	7,093	—	—
Interest and other debt expense	7,740	—	—

Loss before income taxes and equity in earnings of consolidated subsidiaries	(10,767)	(9,629)	(5,322)
Benefit from income taxes	(3,553)	(3,951)	(2,177)

Loss before equity in earnings of consolidated subsidiaries	(7,214)	(5,678)	(3,145)
Equity in earnings of consolidated subsidiaries	111,230	93,228	87,290

Net income	$104,016	$87,550	$84,145

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$104,016	$87,550	$84,145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of consolidated subsidiaries	(111,230)	(93,228)	(87,290)
Deferred income tax benefit	(3,553)	(3,951)	(2,177)
Changes in other assets and liabilities, net	(15,621)	20,950	11,410

Net cash (used in) provided by operating activities	(26,388)	11,321	6,088

Cash flows provided by (used in) investing activities:
Notes receivable—subsidiaries	71,846	179,918	135,912
Purchases of businesses, net of cash acquired	(216,770)	—	—

Net cash (used in) provided by investing activities	(144,924)	179,918	135,912

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	257,600	550,000	—
Repayments of long-term debt	(71,846)	(729,918)	(135,912)
Dividends paid on common stock	(18,042)	(14,859)	(8,282)
Proceeds from stock option exercises	3,232	3,853	2,262

Net cash provided by (used in) financing activities	170,944	(190,924)	(141,932)

Cash and cash equivalents:
Net (decrease) increase	(368)	315	68
Balance at beginning of year	445	130	62

Balance at end of year	$77	$445	$130

Interest paid	$6,493	$—	$—

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1. BASIS OF PRESENTATION

Silgan Holdings Inc., or Holdings or the Parent Company, and its subsidiaries conduct business in three market segments: metal food containers, plastic containers and closures. Investment in its subsidiaries is stated at cost plus its share of the undistributed earnings/losses of its subsidiaries. The Parent Company’s financial statements should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

NOTE 2. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2006	2005
	(Dollars in thousands)
Bank debt:
Bank A term loans	$345,000	$375,000
Bank B term loans	41,904	83,750
Euro term loans	262,300	—

Total bank debt	649,204	458,750

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000

Total subordinated debt	200,000	200,000

Total debt	849,204	658,750
Less current portion	428	846

	$848,776	$657,904

The aggregate annual maturities of long-term debt at December 31, 2006 are as follows (dollars in thousands):

2007	$428
2008	87,540
2009	120,949
2010	120,949
2011	174,652
Thereafter	344,686

$849,204

As of December 31, 2006 and 2005, the obligations of Holdings had been pushed down to its subsidiaries except for Euro term loans. In 2006, 2005 and 2004, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its Bank A and B term loans and the 6 3/4% Senior Subordinated Notes.

SILGAN HOLDINGS INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 3. GUARANTEES

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings’ subsidiaries may borrow up to $450 million of revolving loans under the Credit Agreement. Holdings’ guarantee under the Credit Agreement is secured by a pledge by Holdings of certain of the stock of its subsidiaries.

NOTE 4. DIVIDENDS FROM SUBSIDIARIES

For the year ended December 31, 2006, Holdings received a $16.7 million cash dividend from one of its consolidated subsidiaries. For the years ended December 31, 2005 and 2004, Holdings did not receive any cash dividends from its consolidated subsidiaries or its consolidated subsidiaries accounted for by the equity method.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
For the year ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,463	$1,128	$—	$(549	) (1)	$3,042

For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$2,827	$(10)	$—	$(354	) (1)	$2,463

For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$3,086	$315	$33	$(607	) (1)	$2,827

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
+10.24	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan
+10.26	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan
+10.28	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan
12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

+ Management contract or compensatory plan or arrangement