Form 10-Q
period 2007-03-31
SILGAN HOLDINGS INC
filed 2007-05-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2007

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-acelerated filer. See definition of "acclereated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large Accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of April 30, 2007, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,629,745.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------


Part I.  Financial Information                                            3

   Item 1.    Financial Statements                                        3

              Condensed Consolidated Balance Sheets at                    3
              March 31, 2007 and 2006 and December 31, 2006

              Condensed Consolidated Statements of Income for             4
              the three months ended March 31, 2007 and 2006

              Condensed Consolidated Statements of Cash Flows             5
              for the three months ended March 31, 2007 and 2006

              Condensed Consolidated Statements of Stockholders'          6
              Equity for the three months ended March 31, 2007
              and 2006

              Notes to Condensed Consolidated Financial Statements        7

   Item 2.    Management's Discussion and Analysis of Financial          16
              Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market      21
              Risk

   Item 4.    Controls and Procedures                                    21

Part II. Other Information                                               22

   Item 6.    Exhibits                                                   22

Signatures                                                               23

Exhibit Index                                                            24

Part I. Financial Information
Item 1. Financial Statements

                                             SILGAN HOLDINGS INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)



                                                 March 31,       March 31,      Dec. 31,
                                                   2007            2006           2006
                                                   ----            ----           ----
                                               (unaudited)    (unaudited)

Assets

Current assets
     Cash and cash equivalents                 $   22,882      $    8,408     $   16,737
     Trade accounts receivable, net               274,654         215,526        232,429
     Inventories                                  495,223         386,174        426,591
     Prepaid expenses and other current assets     37,094          25,147         41,995
                                               ----------      ----------     ----------
         Total current assets                     829,853         635,255        717,752

Property, plant and equipment, net                904,877         753,221        894,647
Goodwill                                          296,218         201,243        304,393
Other intangible assets, net                       62,741          15,492         47,833
Other assets, net                                  50,363          38,404         43,754
                                               ----------      ----------     ----------
                                               $2,144,052      $1,643,615     $2,008,379
                                               ==========      ==========     ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
        portion of long-term debt              $  201,069      $  157,346     $   26,417
     Trade accounts payable                       211,786         177,213        299,938
     Accrued payroll and related costs             69,673          59,835         72,205
     Accrued liabilities                           49,506          27,154         34,404
                                               ----------      ----------     ----------
         Total current liabilities                532,034         421,548        432,964

Long-term debt                                    934,274         699,667        929,221
Other liabilities                                 284,586         236,614        279,654


Stockholders' equity
     Common stock                                     430             426            429
     Paid-in capital                              147,871         137,902        146,332
     Retained earnings                            316,060         222,165        295,433
     Accumulated other comprehensive loss         (11,089)        (14,478)       (15,564)
     Treasury stock                               (60,114)        (60,229)       (60,090)
                                               ----------      ----------     ----------
         Total stockholders' equity               393,158         285,786        366,540
                                               ----------      ----------     ----------
                                               $2,144,052      $1,643,615     $2,008,379
                                               ==========      ==========     ==========

                                             See accompanying notes.


                                         SILGAN HOLDINGS INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          For the three months ended March 31, 2007 and 2006
                     (Dollars and shares in thousands, except per share amounts)
                                             (Unaudited)

                                                          2007                2006
                                                          ----                ----

Net sales                                               $650,826            $569,851

Cost of goods sold                                       550,759             498,653
                                                        --------            --------

     Gross profit                                        100,067              71,198

Selling, general and administrative expenses              36,901              29,448

Rationalization charges                                    1,072               2,154
                                                        --------            --------

     Income from operations                               62,094              39,596

Interest and other debt expense                           16,099              11,250
                                                        --------            --------

     Income before income taxes                           45,995              28,346

Provision for income taxes                                17,487              11,168
                                                        --------            --------

     Net income                                         $ 28,508            $ 17,178
                                                        ========            ========


Earnings per share:

     Basic net income per share                            $0.76               $0.46
                                                           =====               =====

     Diluted net income per share                          $0.75               $0.45
                                                           =====               =====

Dividends per share:                                       $0.16               $0.12
                                                           =====               =====

Weighted average number of shares:

     Basic                                                37,613              37,271

     Effect of dilutive securities                           492                 558
                                                          ------              ------

     Diluted                                              38,105              37,829
                                                          ======              ======



                                           See accompanying notes.

                                           SILGAN HOLDINGS INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the three months ended March 31, 2007 and 2006
                                          (Dollars in thousands)
                                                (Unaudited)

                                                             2007            2006
                                                             ----            ----

Cash flows provided by (used in) operating activities
     Net income                                           $  28,508       $  17,178
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                       32,536          30,016
         Rationalization charges                              1,072           2,154
         Other changes that provided (used) cash,
            net of effects from acquisition:
              Trade accounts receivable, net                (39,543)        (60,792)
              Inventories                                   (66,271)        (68,072)
              Trade accounts payable                          4,755          22,556
              Accrued liabilities                             9,191          14,944
              Other, net                                      7,647          (2,513)
                                                          ---------       ---------
         Net cash used in operating activities              (22,105)        (44,529)
                                                          ---------       ---------

Cash flows provided by (used in) investing activities
     Purchase of business, net of cash acquired              (7,846)           -
     Capital expenditures                                   (37,543)        (26,666)
     Proceeds from asset sales                                   19               9
                                                          ---------       ---------
         Net cash used in investing activities              (45,370)        (26,657)
                                                          ---------       ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                       288,523         310,550
     Repayments under revolving loans                      (114,723)       (154,050)
     Proceeds from stock option exercises                       442            -
     Changes in outstanding checks - principally vendors    (94,556)        (92,895)
     Dividends paid on common stock                          (6,066)         (4,472)
                                                          ---------       ---------
         Net cash provided by financing activities           73,620          59,133
                                                          ---------       ---------

Cash and cash equivalents
     Net increase (decrease)                                  6,145         (12,053)
     Balance at beginning of year                            16,737          20,461
                                                          ---------       ---------
     Balance at end of period                             $  22,882       $   8,408
                                                          =========       =========


Interest paid                                             $  12,572       $   7,893
Income taxes paid, net                                        5,386           2,560




                                                 See accompanying notes.



                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                           For the nine months ended March 31, 2007 and 2006
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other       Unamortized                Total
                                             Shares    Par    Paid-in  Retained Comprehensive      Stock     Treasury  Stockholders'
                                          Outstanding Value   Capital  Earnings (Loss)Income    Compensation   Stock       Equity
                                          ----------- -----   -------  -------- -------------   ------------ --------  -------------
Balance at December 31, 2005                 37,266    $426  $139,475  $209,459    $(13,888)      $(1,893)   $(60,229)    $273,350

Comprehensive income:

   Net income                                  --       --       --      17,178        --            --          --         17,178

   Change in fair value of derivatives,
    net of tax benefit of $411                 --       --       --        --          (552)         --          --           (552)

   Foreign currency translation                --       --       --        --           (38)         --          --            (38)
                                                                                                                          --------
Comprehensive income                                                                                                        16,588
                                                                                                                          --------

Dividends declared on common stock             --       --       --      (4,472)       --            --          --         (4,472)

Reversal of unamortized stock
 compensation                                  --       --     (1,893)     --          --           1,893        --           --

Stock compensation expense                     --       --        349      --          --            --          --            349

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $14                     2     --        (29)     --          --            --          --            (29)
                                             ------    ----  --------  --------    --------       -------    --------     --------

Balance at March 31, 2006                    37,268    $426  $137,902  $222,165    $(14,478)      $  --      $(60,229)    $285,786
                                             ======    ====  ========  ========    ========       =======    ========     ========
Balance at December 31, 2006                 37,588    $429  $146,332  $295,433    $(15,564)      $  --      $(60,090)    $366,540

Comprehensive income:

   Net income                                  --       --       --      28,508        --            --          --         28,508

   Amortization of prior service
    cost and actuarial losses, net
    of tax of $172                             --       --       --        --           276          --          --            276

   Change in fair value of derivatives,
     net of tax of $591                        --       --       --        --           965          --          --            965

   Foreign currency translation, net of
     tax benefit of $1,794                     --       --       --        --         3,234          --          --          3,234
                                                                                                                          --------
Comprehensive income                                                                                                        32,983
                                                                                                                          --------
Adjustment to initially apply
 FIN No. 48                                    --       --       --      (1,815)       --            --          --         (1,815)

Dividends declared on common stock             --       --       --      (6,066)       --            --          --         (6,066)

Stock compensation expense                     --       --        826      --          --            --          --            826

Stock option exercises, including
 tax benefit of $425                             31       1       866      --          --            --          --            867

Net issuance of treasury stock for
  vested restricted stock units,
  including tax benefit of $66                   11     --       (153)     --          --            --           (24)        (177)
                                             ------    ----  --------  --------    --------       -------    --------     --------
Balance at March 31, 2007                    37,630    $430  $147,871  $316,060    $(11,089)      $  --      $(60,114)    $393,158
                                             ======    ====  ========  ========    ========       =======    ========     ========



                                                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2007 and 2006 and for the
                      three months then ended is unaudited)


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

The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recently Adopted Accounting Pronouncement. In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN No. 48 on January 1, 2007. As a result, we recognized a reduction to opening retained earnings at January 1, 2007 of $1.8 million to recognize additional long-term tax liabilities. See Note 8 for further information.

Recent Accounting Pronouncement. In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2007 and 2006 and for the
                     three months then ended is unaudited)


Note 2.        Acquisitions

White Cap
---------

In 2006, we acquired the White Cap closures operations in Europe, Turkey, China and the Philippines from Amcor Limited, or Amcor. In January 2007, we acquired the majority share of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

The White Cap acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition, and the results of operations have been included in our consolidated financial statements as of the respective dates of acquisition. We have completed the valuation of certain assets and liabilities including property, plant and equipment, intangible assets and pension obligations. The valuation of certain other assets and liabilities is still in process, and therefore the actual fair value may vary from these preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The acquired White Cap closures operations have been combined with our previously acquired U.S. closures operations that had been reported as part of our metal food containers business segment to form a new closures business segment.

Cousins-Currie Limited
----------------------

In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers.

The acquisition of Cousins-Currie was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The valuation of assets and liabilities is still in process, and therefore the actual fair values may vary from preliminary estimates. We have engaged third party experts to value certain intangible assets. At March 31, 2007, we preliminarily allocated $12.4 million and $15.3 million to goodwill and other intangible assets, respectively. Other intangible assets are primarily customer relationships with an estimated useful life of 19 years.




                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Information at March 31, 2007 and 2006 and for the
                     three months then ended is unaudited)


Note 3.        Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2006 is summarized as follows:


                                                       Employee      Plant       Non-Cash
                                                       Severance     Exit         Asset
                                                     and Benefits    Costs      Write-Down    Total
                                                     ------------    -----      ----------    -----
                                                                    (Dollars in thousands)

Balance at December 31, 2006
----------------------------
2001 Fairfield Rationalization Plan                     $  --         $232        $ --       $  232
2006 Rationalization Plans                               4,676         --           --        4,676
                                                        ------        ----        -----      ------
Balance at December 31, 2006                             4,676         232          --        4,908

Activity for the Three Months Ended March 31, 2007
--------------------------------------------------
2001 Fairfield Rationalization Plan                        --          (77)         --          (77)
2006 Rationalization Plan Reserves Established             512           6          554       1,072
2006 Rationalization Plan Reserves Utilized               (248)         (6)        (554)       (808)
                                                        ------        ----        -----      ------
Total Activity                                             264         (77)         --          187

Balance at March 31, 2007
-------------------------
2001 Fairfield Rationalization Plan                        --          155          --          155
2006 Rationalization Plans                               4,940         --           --        4,940
                                                        ------        ----        -----      ------
Balance at March 31, 2007                               $4,940        $155        $ --       $5,095
                                                        ======        ====        =====      ======

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. We expect to exit this facility in the third quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $12.8 million. These costs include $4.6 million of non-cash pension and postretirement curtailment expense, $2.6 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, total charges recognized to date included $4.6 million of non-cash pension and postretirement curtailment expense, $1.9 million of employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2007 were $0.2 million for employee severance and benefits and $0.4 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $3.6 million are expected through 2008. Cash expenditures of $4.4 million are expected primarily in 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2007 and 2006 and for the
                      three months then ended is unaudited)


Note 3.        Rationalization Charges (continued)

2006 Rationalization Plans (continued)
--------------------------

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility at the end of the second quarter of 2007. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan of $4.0 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, we recognized $3.4 million for employee severance and benefits and $0.1 million for the non-cash write down in carrying value of assets. Rationalization charges recognized during 2007 were $0.3 million for employee severance and benefits and $0.2 million for the non-cash write-down in carrying value of assets. Additional charges of $1.4 million are expected through 2007. Total cash payments of $5.0 million are expected to be expended through 2008. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                        March 31,      March 31,    Dec. 31,
                          2007           2006         2006
                          ----           ----         ----
                                (Dollars in thousands)

Accrued liabilities      $1,724          $663        $1,537
Other liabilities         3,371           240         3,371
                         ------          ----        ------
                         $5,095          $903        $4,908
                         ======          ====        ======


Note 4.        Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive loss consisted of the following:

                                              March 31,      March 31,    Dec. 31,
                                                2007           2006         2006
                                                ----           ----         ----
                                                      (Dollars in thousands)

Foreign currency translation                  $ 16,142       $ 11,521    $ 12,908
Change in fair value of derivatives              2,461          3,561       1,496
Unrecognized net periodic pension and
  other postretirement benefit costs:
     Net service credit                          4,616           --         4,532
     Net actuarial loss                        (34,308)          --       (34,500)
Minimum pension liability                         --          (29,560)       --
                                              --------       --------    --------
  Accumulated other comprehensive loss        $(11,089)      $(14,478)   $(15,564)
                                              ========       ========    ========

                                 SILGAN HOLDINGS INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information at March 31, 2007 and 2006 and for the
                         three months then ended is unaudited)


Note 5.        Inventories

Inventories consisted of the following:

                                                 March 31,    March 31,     Dec. 31,
                                                   2007         2006          2006
                                                   ----         ----          ----
                                                        (Dollars in thousands)

  Raw materials                                  $ 70,703     $ 57,132      $ 90,969
  Work-in-process                                  78,697       61,597        68,249
  Finished goods                                  355,682      280,590       276,870
  Spare parts and other                            27,102       16,980        26,711
                                                 --------     --------      --------
                                                  532,184      416,299       462,799
  Adjustment to value domestic inventory
      at cost on the LIFO method                  (36,961)     (30,125)      (36,208)
                                                 --------     --------      --------
                                                 $495,223     $386,174      $426,591
                                                 ========     ========      ========


Note 6.        Long-Term Debt

Long-term debt consisted of the following:

                                                   March 31,    March 31,   Dec. 31,
                                                     2007         2006        2006
                                                     ----         ----        ----
                                                         (Dollars in thousands)

Bank debt
     Bank revolving loans                        $  174,700     $156,500    $   --
     Bank A term loans                              345,000      375,000     345,000
     Bank B term loans                               41,904       83,750      41,904
     Canadian term loans                             77,778       38,763      77,445
     Euro term loans                                267,020         --       262,300
     Other foreign bank revolving loans              25,941         --        25,989
                                                 ----------     --------    --------
        Total bank debt                             932,343      654,013     752,638

Subordinated debt
     6 3/4% Senior Subordinated Notes               200,000      200,000     200,000
     Other                                            3,000        3,000       3,000
                                                 ----------     --------    --------
        Total subordinated debt                     203,000      203,000     203,000
                                                 ----------     --------    --------

Total debt                                        1,135,343      857,013     955,638
     Less current portion                           201,069      157,346      26,417
                                                 ----------     --------    --------
                                                 $  934,274     $699,667    $929,221
                                                 ==========     ========    ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2007 and 2006 and for the
                      three months then ended is unaudited)


Note 6.        Long-Term Debt (continued)

At March 31, 2007, amounts expected to be repaid within one year consisted of $174.7 million of bank revolving loans related primarily to seasonal working capital needs and $0.4 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $25.9 million of foreign bank revolving loans.

In March 2007, we entered into interest rate swap agreements for an aggregate notional principal amount of $25 million and Cdn $25 million to fix interest on variable rate debt at 4.90 percent and 4.20 percent, respectively. These interest rate swaps mature in March 2010, are accounted for as cash flow hedges and are with a financial institution which is expected to fully perform under the terms thereof.

At March 31, 2007, the aggregate notional principal amount of outstanding interest rate swap agreements was $487 million, of which $127 million matures in 2007 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).


Note 7.        Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:


                                                                        Other
                                          Pension Benefits      Postretirement Benefits
                                          ----------------      -----------------------
                                         2007          2006         2007      2006
                                         ----          ----         ----      ----
                                                    (Dollars in thousands)


   Service cost                        $ 3,662       $ 3,399       $ 244     $ 318
   Interest cost                         6,160         5,456         946       903
   Expected return on plan assets       (7,678)       (6,883)        --        --
   Amortization of prior service cost      577           785        (442)     (556)
   Amortization of actuarial losses        173           796         140       211
                                       -------       -------       -----     -----
   Net periodic benefit cost           $ 2,894       $ 3,553       $ 888     $ 876
                                       =======       =======       =====     =====

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, based on current tax law, there are no minimum required contributions to our pension plans in 2007. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first three months of 2007, we made no contributions to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2007 and 2006 and for the
                      three months then ended is unaudited)


Note 8.        Income Taxes

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits of $1.8 million, which was accounted for as an adjustment to the opening balance of retained earnings at January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007, including the cumulative effect of the adoption of FIN No. 48, was $30.9 million, of which $15.8 million represented liabilities that if recognized would impact the effective tax rate.

Holdings and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute limitations have been executed. These states and the earliest open period include Wisconsin (1995), Texas
(2001), New York (2001) and Indiana (2002). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2001, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, commenced an examination in the fourth quarter of 2006 of Holdings' income tax return for the period ended December 31, 2004 which it expects to complete in 2008. To date, the IRS has not raised any adjustments that would result in a material impact to our consolidated financial statements.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2006, we had $1.1 million accrued for potential interest and penalties.


Note 9.        Dividends

On March 19, 2007, we paid a quarterly cash dividend on our common stock of $0.16 per share, as approved by our Board of Directors. The cash payment for this dividend totaled $6.1 million.

On May 8, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on June 15, 2007 to holders of record of our common stock on June 1, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2007 and 2006 and for the
                      three months then ended is unaudited)


Note 10.       Treasury Stock

In the first quarter of 2007, we issued 16,560 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 5,057 shares of our common stock at an average cost of $48.19 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2007, 5,324,563 shares were held in treasury.


Note 11.       Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. We apply the recognition and measurement principles of SFAS No. 123(R), "Share-Based Payment," which requires recognition of compensation expense in an amount equal to the fair value of the share-based payment.

During the first three months of 2007, we granted 56,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $2.8 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2007 and 2006 and for the
                     three months then ended is unaudited)


Note 12.       Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

                                                   Metal Food         Plastic
                                                   Containers(1)(2) Containers(3)    Closures(1)   Corporate        Total
                                                   ----------       ----------       --------      ---------        -----
                                                                     (Dollars in thousands)

2007
----
Net sales                                           $345,628         $162,410        $142,788       $   --        $650,826
Depreciation and amortization (4)                     14,769           10,309           6,707           421         32,206
Segment income from operations                        28,767           19,816          15,823        (2,312)        62,094

2006
----
Net sales                                           $334,760         $163,178         $71,913       $   --        $569,851
Depreciation and amortization (4)                     16,663           10,545           2,541            18         29,767
Segment income from operations                        18,212           13,778          10,586        (2,980)        39,596

-------------

     (1) In connection with our June 2006 White Cap acquisition, prior year results have been restated to present our new closures business segment.
     (2) Segment income from operations includes rationalization charges of $1.1 million for the three months ended March 31, 2007.
     (3) Segment income from operations includes a rationalization charge of $2.2 million for the three months ended March 31, 2006.
     (4) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

                                                    2007        2006
                                                    ----        ----
                                                 (Dollars in thousands)

       Total segment income from operations       $62,094     $39,596
       Interest and other debt expense             16,099      11,250
                                                  -------     -------
         Income before income taxes               $45,995     $28,346
                                                  =======     =======

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


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

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we intend to use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or increased dividends to our stockholders.

During 2006, we acquired the White Cap closures operations in Europe, Turkey, China and the Philippines from Amcor. The majority of this acquisition was completed in June 2006. In January 2007, we acquired the majority share of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                    2007       2006
                                                    ----       ----
Net sales
  Metal food containers(1)                          53.1%      58.8%
  Plastic containers                                25.0       28.6
  Closures(1)                                       21.9       12.6
                                                   -----      -----
     Consolidated                                  100.0      100.0
Cost of goods sold                                  84.6       87.5
                                                   -----      -----
Gross profit                                        15.4       12.5
Selling, general and administrative expenses         5.7        5.2
Rationalization charges                              0.2        0.4
                                                   -----      -----
Income from operations                               9.5        6.9
Interest and other debt expense                      2.4        2.0
                                                   -----      -----
Income before income taxes                           7.1        4.9
Provision for income taxes                           2.7        1.9
                                                   -----      -----
Net income                                           4.4%       3.0%
                                                   =====      =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                     2007           2006
                                     ----           ----
                                    (Dollars in millions)

Net sales
     Metal food containers(1)       $345.6         $334.8
     Plastic containers              162.4          163.2
     Closures(1)                     142.8           71.9
                                    ------         ------
        Consolidated                $650.8         $569.9
                                    ======         ======

Income from operations
     Metal food containers(1)(2)    $ 28.8         $ 18.2
     Plastic containers(3)            19.8           13.8
     Closures(1)                      15.8           10.6
     Corporate                        (2.3)          (3.0)
                                    ------         ------
        Consolidated                $ 62.1         $ 39.6
                                    ======         ======


-------------

     (1) In connection with our June 2006 White Cap acquisition, prior year results have been restated to present our new closures business segment.
     (2)  Includes rationalization charges of $1.1 million recorded in 2007.
     (3)  Includes a rationalization charge of $2.2 million recorded in 2006.

Three  Months  Ended March 31, 2007  Compared  with Three Months Ended March 31,
2006

Overview. Consolidated net sales were $650.8 million in the first quarter of 2007, representing a 14.2 percent increase as compared to the first quarter of 2006 due primarily to the inclusion of the acquisitions completed in 2006 and higher average selling prices in the metal food container business principally resulting from the pass through of higher raw material and other inflationary costs. Income from operations for the first quarter of 2007 of $62.1 million increased by $22.5 million, or 56.8 percent, as compared to the same period in 2006 due to higher income from operations across each operating segment, largely as a result of the acquisitions completed in 2006, continued benefits of cost reductions and the contractual pass through of inflation in other manufacturing costs and the benefits resulting from a provisional inventory build in the metal food container business. Results for 2007 included rationalization charges of $1.1 million in the metal food container business. Results for 2006 included a rationalization charge of $2.2 million in the plastic container business. Net income for the first quarter of 2007 was $28.5 million, or $0.75 per diluted share, as compared to $17.2 million, or $0.45 per diluted share, for the same period in 2006.

Net Sales. The $80.9 million increase in consolidated net sales in the first quarter of 2007 as compared to the first quarter of 2006 was the result of higher net sales in both the metal food container and closures businesses.

Net sales for the metal food container business increased $10.8 million, or 3.2 percent, in the first quarter of 2007 as compared to the same period in 2006. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs.

Net sales for the plastic container business in the first quarter of 2007 decreased $0.8 million, or 0.5 percent, as compared to the same period in 2006. This decrease was primarily a result of lower average selling prices as a result of the pass through to customers of lower raw material costs and the impact from the rationalization of the Valencia, California manufacturing facility in the second quarter of 2006, largely offset by the inclusion of sales from Cousins-Currie.

Net sales for the closures business increased $70.9 million in the first quarter of 2007 as compared to the same period in 2006. The increase was primarily attributable to the White Cap acquisition during 2006.

Gross Profit. Gross profit margin increased 2.9 percentage points to 15.4 percent in the first quarter of 2007 as compared to the same period in 2006 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.5 percentage points to 5.7 percent for the first quarter of 2007 as compared to
5.2 percent for the same period in 2006, due primarily to the inclusion of the international closures operations which incur such expenses at a higher percentage of its sales than our other operations.

Income from Operations. Income from operations for the first quarter of 2007 increased by $22.5 million as compared to the first quarter of 2006 and operating margin increased to 9.5 percent from 6.9 percent over the same periods.

Income from operations of the metal food container business for the first quarter of 2007 increased $10.6 million, or 58.2 percent, as compared to the same period in 2006, and operating margin increased to 8.3 percent from 5.4 percent over the same periods. The increase in income from operations and operating margin was primarily due to improved manufacturing performance and ongoing cost reduction initiatives, the lagged contractual pass through beginning in the second half of 2006 of significant inflation in other manufacturing costs and benefits derived from a provisional inventory build during the quarter in advance of union contract negotiations and plant rationalizations. We expect the benefits from the provisional inventory build that began in the fourth quarter of 2006 and continued into the first quarter of 2007 to reverse in the latter half of 2007 as we utilize such inventory. Results for 2007 also included rationalization charges of $1.1 million for the ongoing elements of rationalizations of the St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities.

Income from operations of the plastic container business for the first quarter of 2007 increased $6.0 million, or 43.5 percent, as compared to the same period in 2006, and operating margin increased to 12.2 percent from 8.5 percent over the same periods. These increases were primarily a result of continued cost reductions including from the closing of the Valencia, California manufacturing facility, the impact from the Cousins-Currie acquisition and rationalization charges in 2006 of $2.2 million.

Income from operations of the closures business for the first quarter of 2007 increased $5.2 million, or 49.1 percent, as compared to the same period in 2006 due primarily to the inclusion of the international operations. Operating margin for the first quarter of 2007 decreased to 11.1 percent from 14.7 percent for the same period in 2006 due primarily to the inclusion of the international operations, which generally incur selling, general and administrative expenses at a higher percentage of sales as compared to the domestic operations.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2007 increased $4.8 million to $16.1 million as compared to the same period in 2006. This increase resulted primarily from higher average borrowings as a result of the 2006 acquisitions and the effects of higher market interest rates.


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

For the three months ended March 31, 2007, we used net borrowings of revolving loans of $173.8 million and proceeds from stock option exercises of $0.4 million to fund cash used in operations of $22.1 million primarily for our seasonal working capital needs, net capital expenditures of $37.5 million, our acquisition of the White Cap operations in Venezuela of $7.8 million, net of cash acquired, decreases in outstanding checks of $94.6 million and dividends paid on our common stock of $6.1 million and to increase cash balances by $6.1 million.

For the three months ended March 31, 2006, we used net borrowings of revolving loans of $156.5 million and cash balances of $12.1 million to fund cash used in operations of $44.5 million primarily for our seasonal working capital needs, net capital expenditures of $26.7 million, decreases in outstanding checks of $92.9 million and dividends paid on our common stock of $4.5 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2007, we had $174.7 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at March 31, 2007 was $232.6 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2007, we estimate that we will utilize approximately $275 - $325 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

On May 8, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on June 15, 2007 to holders of record of our common stock on June 1, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.

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

Rationalization Charges

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We expect to exit our St. Paul facility in the third quarter of 2007. We incurred charges of $0.6 million in the first quarter of 2007 related to this facility rationalization and expect to incur an additional $3.6 million of charges primarily related to plant exit costs. We expect to exit our Stockton facility in the second quarter of 2007. We incurred charges of $0.5 million in the first quarter of 2007 related to this facility rationalization and expect to incur an additional $1.4 million of charges primarily related to plant exit costs.

Under our rationalization plans, we made cash payments of $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Total future cash spending of $9.5 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2007 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN No. 48 on January 1, 2007. Our adoption of FIN No. 48 did not have a material impact on our consolidated financial statements. You should also read Note 8 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2007 included elsewhere in this Quarterly Report.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since such filing, other than as disclosed in Note 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2007 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.


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


     12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007 and 2006.

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




                                           SILGAN HOLDINGS INC.



Dated:  May 10, 2007                       /s/Robert B. Lewis
                                           ------------------------------------
                                           Robert B. Lewis
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                              EXHIBIT
-----------                              -------

    12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007 and 2006.

    31.1            Certification  by the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act.
-
    31.2            Certification  by the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

    32.1            Certification  by the Chief  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act.

    32.2            Certification  by the Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act.