Form 10-Q
period 2007-06-30
SILGAN HOLDINGS INC
filed 2007-08-08
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2007

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer,an accelerated filer, or a non-acelerated filer. See definition of "acclereated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated filer[X] Accelerated filer[ ]  Non-accelerated filer[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of July 31, 2007, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,672,997.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.  Financial Information                                               3

         Item 1.    Financial Statements                                     3

                    Condensed Consolidated Balance Sheets                    3
                    at June 30, 2007 and 2006 and December 31, 2006

                    Condensed Consolidated Statements of Income              4
                    for the three months ended June 30, 2007 and 2006

                    Condensed Consolidated Statements of Income              5
                    for the six months ended June 30, 2007 and 2006

                    Condensed Consolidated Statements of Cash Flows          6
                    for the six months ended June 30, 2007 and 2006

                    Condensed Consolidated Statements of Stockholders'       7
                    Equity for the six months ended June 30, 2007 and 2006

                    Notes to Condensed Consolidated Financial Statements     8

         Item 2.    Management's Discussion and Analysis of Financial       19
                    Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About          26
                    Market Risk

         Item 4.    Controls and Procedures                                 26

Part II. Other Information                                                  26

         Item 4.    Submission of Matters to a Vote of Security Holders     26

         Item 6.    Exhibits                                                27

Signatures                                                                  28

Exhibit Index                                                               29

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                     June 30,        June 30,      Dec. 31,
                                                       2007            2006          2006
                                                       ----            ----          ----
                                                   (unaudited)     (unaudited)
Assets

Current assets
     Cash and cash equivalents                      $   25,272      $   23,900    $   16,737
     Trade accounts receivable, net                    320,341         301,718       232,429
     Inventories                                       548,289         494,799       426,591
     Prepaid expenses and other current assets          32,827          28,705        41,995
                                                    ----------      ----------    ----------
         Total current assets                          926,729         849,122       717,752

Property, plant and equipment, net                     913,271         865,641       894,647
Goodwill                                               298,486         236,660       304,393
Other intangible assets, net                            63,011          98,398        47,833
Other assets, net                                       57,519          41,000        43,754
                                                    ----------      ----------    ----------
                                                    $2,259,016      $2,090,821    $2,008,379
                                                    ==========      ==========    ==========



Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
       portion of long-term debt                    $  261,688     $  217,169     $   26,417
     Trade accounts payable                            208,219        219,448        299,938
     Accrued payroll and related costs                  70,349         67,434         72,205
     Accrued liabilities                                62,536         39,204         34,404
                                                    ----------     ----------     ----------
         Total current liabilities                     602,792        543,255        432,964

Long-term debt                                         942,605        953,692        929,221
Other liabilities                                      290,024        294,634        279,654


Stockholders' equity
     Common stock                                          430            427            429
     Paid-in capital                                   149,586        141,245        146,332
     Retained earnings                                 336,733        234,009        295,433
     Accumulated other comprehensive loss               (3,109)       (16,306)       (15,564)
     Treasury stock                                    (60,045)       (60,135)       (60,090)
                                                    ----------     ----------     ----------
         Total stockholders' equity                    423,595        299,240        366,540
                                                    ----------     ----------     ----------
                                                    $2,259,016     $2,090,821     $2,008,379
                                                    ==========     ==========     ==========

                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2007 and 2006
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                      2007                2006
                                                      ----                ----

Net sales                                           $683,526            $597,212
Cost of goods sold                                   584,282             521,914
                                                    --------            --------
     Gross profit                                     99,244              75,298

Selling, general and administrative expenses          38,475              29,230
Rationalization charges                                2,305               6,197
                                                    --------            --------
     Income from operations                           58,464              39,871

Interest and other debt expense                       16,909              14,199
                                                    --------            --------
     Income before income taxes                       41,555              25,672

Provision for income taxes                            14,810               9,305
                                                    --------            --------
     Net income                                     $ 26,745            $ 16,367
                                                    ========            ========


Earnings per share:
     Basic net income per share                        $0.71               $0.44
                                                       =====               =====
     Diluted net income per share                      $0.70               $0.43
                                                       =====               =====


Dividends per share:                                   $0.16               $0.12
                                                       =====               =====


Weighted average number of shares:
      Basic                                           37,654              37,354
      Effect of dilutive securities                      508                 524
                                                      ------              ------
      Diluted                                         38,162              37,878
                                                      ======              ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2007 and 2006
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)



                                                      2007                2006
                                                      ----                ----

Net sales                                          $1,334,351          $1,167,063
Cost of goods sold                                  1,135,040           1,020,567
                                                   ----------          ----------
     Gross profit                                     199,311             146,496

Selling, general and administrative expenses           75,375              58,679
Rationalization charges                                 3,377               8,350
                                                   ----------          ----------
     Income from operations                           120,559              79,467

Interest and other debt expense                        33,008              25,449
                                                   ----------          ----------
     Income before income taxes                        87,551              54,018

Provision for income taxes                             32,298              20,473
                                                   ----------          ----------
     Net income                                    $   55,253          $   33,545
                                                   ==========          ==========


Earnings per share:
     Basic net income per share                         $1.47               $0.90
                                                        =====               =====
     Diluted net income per share                       $1.45               $0.89
                                                        =====               =====


Dividends per share:                                    $0.32               $0.24
                                                        =====               =====


Weighted average number of shares:
     Basic                                             37,634              37,313
     Effect of dilutive securities                        500                 540
                                                       ------              ------
     Diluted                                           38,134              37,853
                                                       ======              ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2007 and 2006
                             (Dollars in thousands)
                                   (Unaudited)



                                                                    2007                2006
                                                                    ----                ----



Cash flows provided by (used in) operating activities
     Net income                                                 $  55,253           $  33,545
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                             66,783              62,087
         Rationalization charges                                    3,377               8,350
         Other changes that provided (used) cash, net
           of effects from acquisitions:
              Trade accounts receivable, net                      (82,569)            (99,262)
              Inventories                                        (117,290)           (116,860)
              Trade accounts payable                                  872              43,465
              Accrued liabilities                                  19,522              23,083
              Other, net                                           15,883              (2,897)
                                                                ---------           ---------
         Net cash used in operating activities                    (38,169)            (48,489)
                                                                ---------           ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired                 (7,846)           (257,845)
     Capital expenditures                                         (75,420)            (58,728)
     Proceeds from asset sales                                      2,546                 389
                                                                ---------           ---------
         Net cash used in investing activities                    (80,720)           (316,184)
                                                                ---------           ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                             500,623             569,773
     Repayments under revolving loans                            (266,632)           (353,450)
     Proceeds from stock option exercises                             789               1,533
     Changes in outstanding checks - principally vendors          (96,078)            (96,989)
     Proceeds from issuance of long-term debt                        --               257,600
     Dividends paid on common stock                               (12,138)             (8,995)
     Excess tax benefit from stock-based compensation                 860                 918
     Debt issuance costs                                             --                (2,278)
                                                                ---------           ---------
         Net cash provided by financing activities                127,424             368,112
                                                                ---------           ---------

Cash and cash equivalents
     Net increase                                                   8,535               3,439
     Balance at beginning of year                                  16,737              20,461
                                                                ---------           ---------
     Balance at end of period                                   $  25,272           $  23,900
                                                                =========           =========

Interest paid, net                                              $  26,953           $  24,945
Income taxes paid, net                                             12,757               4,110



                             See accompanying notes.



                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                            For the six months ended June 30, 2007 and 2006
                                                    (Dollars and shares in thousands)
                                                               (Unaudited)


                                           Common Stock                          Accumulated
                                           ------------       Paid-                 Other       Unamortized                Total
                                            Shares    Par      in     Retained  Comprehensive      Stock     Treasury  Stockholders'
                                         Outstanding Value   Capital  Earnings  (Loss)Income    Compensation   Stock       Equity
                                         ----------- -----   -------  --------  -------------   ------------ ---------  ------------
Balance at December 31, 2005                37,266    $426  $139,475  $209,459    $(13,888)       $(1,893)   $(60,229)    $273,350

Comprehensive income:

   Net income                                 --       --       --      33,545        --             --          --         33,545

   Change in fair value of derivatives,
    net of tax benefit  of $595               --       --       --        --          (833)          --          --           (833)

   Foreign currency translation, net
     of tax provision of $1,850               --       --       --        --        (1,585)          --          --         (1,585)
                                                                                                                          --------
Comprehensive income                                                                                                        31,127
                                                                                                                          --------

Dividends declared on common stock            --       --       --      (8,995)       --             --          --         (8,995)

Reversal of unamortized stock
     compensation                             --       --     (1,893)     --          --            1,893        --           --

Stock compensation expense                    --       --        952      --          --             --          --            952

Stock option exercises, including
  tax benefit of $1,281                        124       1     2,813      --          --             --          --          2,814

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $35                    9     --       (102)     --          --             --            94           (8)
                                            ------    ----  --------  --------    --------        -------    --------     --------
Balance at June 30, 2006                    37,399    $427  $141,245  $234,009    $(16,306)       $  --      $(60,135)    $299,240
                                            ======    ====  ========  ========    ========        =======    ========     ========

Balance at December 31, 2006                37,588    $429  $146,332  $295,433    $(15,564)       $  --      $(60,090)    $366,540

Comprehensive income:

   Net income                                 --       --       --      55,253        --             --          --         55,253

   Amortization of prior service
     cost and actuarial losses, net
     of tax provision of $373                 --       --       --        --           609           --          --            609

   Change in fair value of derivatives,
     net of tax provision of $2,956           --       --       --        --         4,920           --          --          4,920

   Foreign currency translation, net of
     tax benefit of $2,569                    --       --       --        --         6,926           --          --          6,926
                                                                                                                          --------
Comprehensive income                                                                                                        67,708
                                                                                                                          --------
Adjustment to initially apply
 FIN 48                                       --       --       --      (1,815)       --             --          --         (1,815)

Dividends declared on common stock            --       --       --     (12,138)       --             --          --        (12,138)

Stock compensation expense                    --       --      1,618      --          --             --          --          1,618

Stock option exercises, including
 tax benefit of $1,033                          64       1     1,821      --          --             --          --          1,822

Net issuance of treasury stock for
  vested restricted stock units,
  including tax benefit of $104                 17     --       (185)     --          --             --            45         (140)
                                            ------    ----  --------  --------    --------        -------    --------     --------
Balance at June 30, 2007                    37,669    $430  $149,586  $336,733    $ (3,109)       $  --      $(60,045)    $423,595
                                            ======    ====  ========  ========    ========        =======    ========     ========

                                                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


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

Recently Adopted Accounting Pronouncement. In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. As a result, we recognized a reduction to opening retained earnings at January 1, 2007 of $1.8 million to recognize additional long-term tax liabilities. See Note 8 for further information.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 2.           Acquisitions

White Cap
---------

During 2006, we acquired the White Cap closures operations in Europe, Turkey, China and the Philippines from Amcor Limited, or Amcor. The majority of this acquisition was completed in June 2006. In January 2007, we acquired the majority share of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries in the markets it serves. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

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

The acquisition of Cousins-Currie was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. In the second quarter of 2007, we completed the valuation of intangible assets and as a result reallocated Cdn $17.7 million ($16.5 million translated into U.S. dollars at the exchange rate in effect at June 30, 2007) from goodwill to other intangible assets, which assets were primarily customer relationships with an estimated useful life of 19 years. The valuation of certain assets and liabilities is still in process, and therefore the actual fair values may vary from preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2006 is summarized as follows:



                                                       Employee        Plant        Non-Cash
                                                       Severance        Exit          Asset
                                                     and Benefits      Costs       Write-Down    Total
                                                     ------------      -----       ----------    -----
                                                                       (Dollars in thousands)


Balance at December 31, 2006
----------------------------
2001 Rationalization Plan                              $   --           $232         $ --       $   232
2006 Rationalization Plans                               4,676           --            --         4,676
                                                       -------          ----         -----      -------
Balance at December 31, 2006                             4,676           232           --         4,908

Activity for the Six Months Ended June 30, 2007
-----------------------------------------------
2001 Rationalization Plan Reserve Adjustment               --            218           --           218
2001 Rationalization Plan Reserve Utilized                 --           (101)          --          (101)
2006 Rationalization Plan Reserves Established           2,183            11           965        3,159
2006 Rationalization Plan Reserves Utilized             (1,751)          (11)         (965)      (2,727)
                                                       -------          ----         -----      -------
Total Activity                                             432           117           --           549

Balance at June 30, 2007
------------------------
2001 Rationalization Plan                                  --            349           --           349
2006 Rationalization Plans                               5,108           --            --         5,108
                                                       -------          ----         -----      -------
Balance at June 30, 2007                               $ 5,108          $349         $ --       $ 5,457
                                                       =======          ====         =====      =======




                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. We expect to cease operations at this facility in the fourth quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.9 million. These costs include $5.7 million of non-cash pension and postretirement curtailment expense, $2.6 million of employee severance and special termination benefits, $2.6 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, total charges recognized to date included $4.6 million of non-cash pension and postretirement curtailment expense, $1.9 million of employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2007 were $1.6 million for employee severance and benefits and $0.7 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $3.0 million are expected through 2008. Cash expenditures of $4.4 million are expected primarily in 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. We have ceased operations at this facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate that the total costs for the rationalization of the facility will be $5.4 million. These costs include $4.0 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, we recognized $3.4 million for employee severance and benefits and $0.1 million for the non-cash write down in carrying value of assets. Rationalization charges recognized during 2007 were $0.6 million for employee severance and benefits and $0.3 million for the non-cash write-down in carrying value of assets. Additional charges of $1.0 million are expected through 2007. Cash expenditures of $4.6 million are expected through 2008, primarily for plant exit costs. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2001 Rationalization Plan
-------------------------

In 2007, the rationalization reserve for the plan to exit our Fairfield, Ohio plastic container manufacturing facility was adjusted to recognize additional charges for the change in expected sublease income. The lease expires in 2009.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                                         June 30,         June 30,         Dec. 31,
                                           2007             2006             2006
                                           ----             ----             ----
                                                   (Dollars in thousands)

Accrued liabilities                       $1,797            $319            $1,537
Other liabilities                          3,660             240             3,371
                                          ------            ----            ------
                                          $5,457            $559            $4,908
                                          ======            ====            ======


Note 4.           Accumulated Other Comprehensive Loss

Accumulated other  comprehensive loss is reported in the Condensed  Consolidated
Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive loss consisted of the following:

                                          June 30,          June 30,       Dec. 31,
                                            2007              2006           2006
                                            ----              ----           ----
                                                     (Dollars in thousands)

Foreign currency translation              $ 19,834          $  9,974       $ 12,908
Change in fair value of derivatives          6,416             3,280          1,496
Unrecognized net periodic pension and
  other postretirement benefit costs:
     Net service credit                      4,700              --            4,532
     Net actuarial loss                    (34,059)             --          (34,500)
Minimum pension liability                     --             (29,560)          --
                                          --------          --------       --------
  Accumulated other comprehensive loss    $ (3,109)         $(16,306)      $(15,564)
                                          ========          ========       ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 5.           Inventories

Inventories consisted of the following:

                                                   June 30,          June 30,          Dec. 31,
                                                     2007              2006              2006
                                                     ----              ----              ----
                                                               (Dollars in thousands)

  Raw materials                                    $ 79,969          $ 82,148          $ 90,969
  Work-in-process                                    80,085            71,831            68,249
  Finished goods                                    399,116           354,080           276,870
  Spare parts and other                              27,703            16,572            26,711
                                                   --------          --------          --------
                                                    586,873           524,631           462,799
  Adjustment to value domestic
    inventory at cost on the LIFO method            (38,584)          (29,832)          (36,208)
                                                   --------          --------          --------
                                                   $548,289          $494,799          $426,591
                                                   ========          ========          ========


Note 6.           Long-Term Debt

Long-term debt consisted of the following:

                                                 June 30,          June 30,           Dec. 31,
                                                   2007              2006               2006
                                                   ----              ----               ----
                                                              (Dollars in thousands)

Bank debt
    Bank revolving loans                        $  240,800        $  216,323          $   --
    Bank A term loans                              345,000           375,000           345,000
    Bank B term loans                               41,904            83,750            41,904
    Canadian term loans                             84,069            40,068            77,445
    Euro term loans                                269,060           252,720           262,300
    Other foreign bank revolving loans              20,460              --              25,989
                                                ----------        ----------          --------
      Total bank debt                            1,001,293           967,861           752,638

Subordinated debt
    6 3/4% Senior Subordinated Notes               200,000           200,000           200,000
    Other                                            3,000             3,000             3,000
                                                ----------        ----------          --------
      Total subordinated debt                      203,000           203,000           203,000
                                                ----------        ----------          --------

Total debt                                       1,204,293         1,170,861           955,638
    Less current portion                           261,688           217,169            26,417
                                                ----------        ----------          --------
                                                $  942,605        $  953,692          $929,221
                                                ==========        ==========          ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 6.           Long-Term Debt (continued)

At June 30, 2007, amounts expected to be repaid within one year consisted of $240.8 million of bank revolving loans related primarily to seasonal working capital needs and $0.4 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $20.5 million of foreign bank revolving loans.

In March 2007, we entered into two interest rate swap agreements for notional principal amounts of $25 million and Cdn $25 million, respectively, to fix interest on variable rate debt at 4.90 percent and 4.20 percent, respectively. These interest rate swaps mature in March 2010, are accounted for as cash flow hedges and are with a financial institution which is expected to fully perform under the terms thereof.

At June 30, 2007, the aggregate notional principal amount of outstanding interest rate swap agreements was $491 million, of which $127 million matures in 2007 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at June 30, 2007).


Note 7.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                  Three Months Ended                    Six Months Ended
                                                  ------------------                    ----------------
                                              June 30,           June 30,          June 30,         June 30,
                                                2007               2006              2007             2006
                                                ----               ----              ----             ----
                                                                   (Dollars in thousands)

   Service cost                               $ 3,466            $ 3,339           $  7,128         $  6,738
   Interest cost                                6,089              5,412             12,249           10,868
   Expected return on plan assets              (7,732)            (6,883)           (15,410)         (13,766)
   Amortization of prior service cost             577                784              1,154            1,569
   Amortization of actuarial losses               258                750                431            1,546
   Curtailment expense                          1,158              3,708              1,158            3,708
   Termination benefits                          --                  549               --                549
                                              -------            -------           --------         --------
   Net periodic benefit cost                  $ 3,816            $ 7,659           $  6,710         $ 11,212
                                              =======            =======           ========         ========

The components of the net periodic other postretirement benefits costs are as follows:

                                                   Three Months Ended                   Six Months Ended
                                                   ------------------                   ----------------
                                               June 30,         June 30,           June 30,         June 30,
                                                 2007             2006               2007             2006
                                                 ----             ----               ----             ----
                                                                  (Dollars in thousands)


   Service cost                                 $ 225            $  293             $  469          $   610
   Interest cost                                  928               909              1,873            1,812
   Amortization of prior service cost            (442)             (557)              (884)          (1,113)
   Amortization of actuarial losses               141               208                281              419
   Curtailment expense                            --              1,185               --              1,185
                                                -----            ------             ------          -------
   Net periodic benefit cost                    $ 852            $2,038             $1,739          $ 2,913
                                                =====            ======             ======          =======


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 7.           Retirement Benefits (continued)

We recognized curtailment expense in 2007 and 2006 for our pension benefits and in 2006 for our postretirement benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, based on current tax law, there are no minimum required contributions to our pension plans in 2007. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first six months of 2007, we made no contributions to fund our pension plans.


Note 8.           Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits of $1.8 million, which was accounted for as an adjustment to the opening balance of retained earnings at January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007, including the cumulative effect of the adoption of FIN 48, was $30.9 million, of which $15.8 million represented liabilities that if recognized would impact the effective tax rate.

Holdings and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995), Texas (2001), New York (2001) and Indiana (2002). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2001, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, commenced an examination in the fourth quarter of 2006 of Holdings' income tax return for the period ended December 31, 2004 which it expects to complete in 2008. To date, we do not believe this examination will have a material impact on our consolidated financial statements.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2006, we had $1.1 million accrued for potential interest and penalties.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 9.           Dividends

On August 7, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on September 14, 2007 to holders of record of our common stock on August 31, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.


Note 10.          Treasury Stock

During the six months ended June 30, 2007, we issued 21,812 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 5,057 shares of our common stock at an average cost of $48.19 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2007, 5,319,311 shares were held in treasury.


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

During the first six months of 2007, we granted 56,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $2.8 million. In June 2007, we granted 5,142 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 12.          Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

                                                Metal Food     Plastic
                                               Containers(1)  Containers(2)    Closures    Corporate        Total
                                               -------------  -------------    --------    ---------        -----
                                                                        (Dollars in thousands)

Three Months Ended June 30, 2007
--------------------------------

Net sales                                         $364,972       $157,184      $161,370     $   --      $  683,526
Depreciation and amortization(3)                    15,442         11,201         6,847         421         33,911
Segment income from operations                      27,705         12,417        20,781      (2,439)        58,464

Three Months Ended June 30, 2006
--------------------------------

Net sales                                         $349,999       $145,039      $102,174     $   --      $  597,212
Depreciation and amortization(3)                    16,739         11,142         3,769         137         31,787
Segment income from operations                      18,892         11,817        10,645      (1,483)        39,871

Six Months Ended June 30, 2007
------------------------------

Net sales                                         $710,600       $319,593      $304,158     $   --      $1,334,351
Depreciation and amortization(3)                    30,211         21,509        13,555         842         66,117
Segment income from operations                      56,472         32,233        36,604      (4,750)       120,559

Six Months Ended June 30, 2006
------------------------------

Net sales                                         $684,759       $308,217      $174,087     $   --      $1,167,063
Depreciation and amortization(3)                    33,402         21,686         6,310         156         61,554
Segment income from operations                      37,104         25,596        21,231      (4,464)        79,467

-------------

     (1) Segment income from operations includes rationalization charges of $2.1 million and $3.2 million for the three and six months ended June
          30, 2007, respectively, and $5.8 million for the three and six months ended June 30, 2006.
     (2) Segment income from operations includes rationalization charges of $0.2 million for the three and six months ended June 30, 2007 and $0.4 million and $2.5 million for the three and six months ended June 30, 2006, respectively.
     (3) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million for each of the three months ended June 30, 2007 and 2006 and $0.7 million and $0.5 million for the six months ended
          June 30, 2007 and 2006, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2007 and 2006 and for the
                  three and six months then ended is unaudited)


Note 12.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                 Three Months Ended                 Six Months Ended
                                                 ------------------                 ----------------
                                               June 30,       June 30,         June 30,         June 30,
                                                 2007           2006             2007             2006
                                                 ----           ----             ----             ----
                                                                (Dollars in thousands)

     Total segment income from operations      $58,464        $39,871          $120,559         $79,467
     Interest and other debt expense            16,909         14,199            33,008          25,449
                                               -------        -------          --------         -------
      Income before income taxes               $41,555        $25,672          $ 87,551         $54,018
                                               =======        =======          ========         =======



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

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we expect to use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or increased dividends to our stockholders.

During 2006, we acquired the White Cap closures operations in Europe, Turkey, China and the Philippines from Amcor. The majority of this acquisition was completed in June 2006. In January 2007, we acquired the majority share of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries in the markets it serves. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                                  Three Months Ended                 Six Months Ended
                                                                  ------------------                 ----------------
                                                               June 30,        June 30,          June 30,        June 30,
                                                                 2007            2006              2007            2006
                                                                 ----            ----              ----            ----

Net sales
  Metal food containers                                          53.4%           58.6%             53.2%           58.7%
  Plastic containers                                             23.0            24.3              24.0            26.4
  Closures                                                       23.6            17.1              22.8            14.9
                                                                -----           -----             -----           -----
     Consolidated                                               100.0           100.0             100.0           100.0
Cost of goods sold                                               85.5            87.4              85.1            87.4
                                                                -----           -----             -----           -----
Gross profit                                                     14.5            12.6              14.9            12.6
Selling, general and administrative expenses                      5.6             4.9               5.6             5.1
Rationalization charges                                           0.3             1.0               0.3             0.7
                                                                -----           -----             -----           -----
Income from operations                                            8.6             6.7               9.0             6.8
Interest and other debt expense                                   2.5             2.4               2.5             2.2
                                                                -----           -----             -----           -----
Income before income taxes                                        6.1             4.3               6.5             4.6
Provision for income taxes                                        2.2             1.6               2.4             1.7
                                                                -----           -----             -----           -----
Net income                                                        3.9%            2.7%              4.1%            2.9%
                                                                =====           =====             =====           =====


Summary  unaudited results of operations for the three and six months ended June
30, 2007 and 2006 are provided below.

                                                                   Three Months Ended                Six Months Ended
                                                                   ------------------                ----------------
                                                                June 30,        June 30,          June 30,       June 30,
                                                                  2007            2006             2007            2006
                                                                  ----            ----             ----            ----
                                                                                  (Dollars in millions)

Net sales
     Metal food containers                                       $365.0          $350.0          $  710.6        $  684.8
     Plastic containers                                           157.2           145.0             319.6           308.2
     Closures                                                     161.4           102.2             304.2           174.1
                                                                 ------          ------          --------        --------
        Consolidated                                             $683.6          $597.2          $1,334.4        $1,167.1
                                                                 ======          ======          ========        ========

Income from operations
     Metal food containers (1)                                   $ 27.7          $ 18.9          $   56.5        $   37.1
     Plastic containers (2)                                        12.4            11.8              32.2            25.6
     Closures                                                      20.8            10.7              36.6            21.3
     Corporate                                                     (2.4)           (1.5)             (4.7)           (4.5)
                                                                 ------          ------          --------        --------
        Consolidated                                             $ 58.5          $ 39.9          $  120.6        $   79.5
                                                                 ======          ======          ========        ========
-------------

     (1) Includes rationalization charges of $2.1 million and $3.2 million for the three and six months ended June 30, 2007, respectively, and $5.8 million for the three and six months ended June 30, 2006.
     (2) Includes rationalization charges of $0.2 million for the three and six months ended June 30, 2007 and $0.4 million and $2.5 million for the three and six months ended June 30, 2006, respectively.


Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Overview. Consolidated net sales were $683.6 million in the second quarter of 2007, representing a 14.5 percent increase as compared to the second quarter of 2006 due primarily to the inclusion of the acquisitions completed in 2006, higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs and improved volumes across all of our businesses. Income from operations for the second quarter of 2007 of $58.5 million increased by $18.6 million, or 46.6 percent, as compared to the same period in 2006 due to higher income from operations in all of our businesses, largely as a result of the acquisitions completed in 2006, higher rationalization charges incurred in 2006, improved volumes in each business and continued benefits from cost reductions, slightly offset by a less favorable mix of products sold in the plastic container business and the effect from the initial reduction of the provisional inventory built in prior quarters in the metal food container business. The results for 2007 included rationalization charges of $2.3 million. The results for 2006 included rationalization charges of $6.2 million. Net income for the second quarter of 2007 was $26.8 million, or $0.70 per diluted share, as compared to $16.4 million, or $0.43 per diluted share, for the same period in 2006.

Net Sales. The $86.4 million increase in consolidated net sales in the second quarter of 2007 as compared to the second quarter of 2006 was the result of higher net sales across all businesses.

Net sales for the metal food container business in the second quarter of 2007 increased $15.0 million, or 4.3 percent, as compared to net sales for the same period in 2006. This increase was the result of an increase in volumes and higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs.

Net sales for the plastic container business in the second quarter of 2007 increased $12.2 million, or 8.4 percent, as compared to the same period in 2006. This increase was primarily a result of the inclusion of sales from Cousins-Currie and increased volumes, partially offset by lower demand levels for the food product line primarily as a result of less customer promotional activity versus the same period a year ago.

Net sales for the closures business increased $59.2 million, or 57.9 percent, in the second quarter of 2007 as compared to the same period in 2006. This increase was primarily a result of the inclusion of the White Cap acquisition for the entire period.

Gross Profit. Gross profit margin increased 1.9 percentage points to 14.5 percent in the second quarter of 2007 as compared to the same period in 2006 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased to
5.6 percent for the second quarter of 2007 as compared to 4.9 percent for the same period in 2006, due primarily to the inclusion of the international closures operations which incur such expenses at a higher percentage of its sales as compared to our other operations.

Income from Operations. Income from operations for the second quarter of 2007 increased by $18.6 million as compared to the second quarter of 2006 as a result of higher income from operations across all businesses. Operating margin increased to 8.6 percent from 6.7 percent over the same periods due to increased margins in our metal food container and closures businesses.

Income from operations of the metal food container business for the second quarter of 2007 increased $8.8 million, or 46.6 percent, as compared to the same period in 2006, and operating margin increased to 7.6 percent from 5.4 percent over the same periods. These increases were due primarily to higher rationalization charges incurred in the second quarter of 2006, increased sales volumes, the lagged contractual pass through implemented during 2006 of significant inflation in other manufacturing costs and benefits derived from ongoing cost reduction initiatives. These benefits were slightly offset by the effects from an earlier than anticipated reduction in the provisional inventory built during prior quarters as certain union negotiations were successfully completed during the quarter. We expect to utilize the remaining provisional inventory in the latter half of 2007. The second quarter of 2007 included rationalization charges of $2.1 million for the ongoing costs associated with the plans to close the St. Paul, Minnesota and Stockton, California metal food container facilities. The second quarter of 2006 included rationalization charges of $5.8 million for the costs associated with the plans to close the St. Paul, Minnesota facility.

Income from operations of the plastic container business for the second quarter of 2007 increased $0.6 million, or 5.1 percent, as compared to the same period in 2006, and operating margin decreased slightly to 7.9 percent from 8.1 percent over the same periods. The increase in operating income was primarily as a result of the impact from the Cousins-Currie acquisition and volume growth, offset by a less favorable mix of products sold attributable to lower demand levels for the food product line. The slight decrease in operating margin was due primarily to the less favorable mix of products sold.

Income from operations of the closures business for the second quarter of 2007 increased $10.1 million, or 94.4 percent, to $20.8 million as compared to $10.7 million in the same quarter a year ago. This increase was due primarily to the inclusion of the White Cap acquisition for the entire period. Operating margin for the second quarter of 2007 increased to 12.9 percent from 10.4 percent in the prior year period due primarily to the unfavorable impact of the inventory write-up for the international operations in the second quarter of 2006 as a result of purchase accounting, slightly offset by the incurrence of higher selling, general and administrative costs in the international operations.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2007 increased $2.7 million to $16.9 million as compared to the same period in 2006. This increase resulted primarily from higher average borrowings as a result of the 2006 acquisitions and higher working capital and the effects of higher market interest rates.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Overview. Consolidated net sales were $1.33 billion in the first six months of 2007, representing a 14.3 percent increase as compared to the first six months of 2006 primarily due to the inclusion of the acquisitions completed in 2006, higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs in the metal food container and closures businesses and improved volumes in the metal food and plastic container businesses. Income from operations for the first six months of 2007 increased by $41.1 million, or 51.7 percent, as compared to the same period in 2006. The increase in income from operations was a result of higher income from operations across all businesses, largely due to the acquisitions completed in 2006, higher rationalization charges incurred in 2006, continued benefits from cost reductions and the lagged contractual pass through of inflation in other manufacturing costs. The results for the first six months of 2007 and 2006 included rationalization charges of $3.4 million and $8.3 million, respectively. Net income for the first six months of 2007 was $55.3 million, or $1.45 per diluted share, as compared to $33.5 million, or $0.89 per diluted share, for the same period in 2006.

Net Sales. The $167.3 million increase in consolidated net sales in the first six months of 2007 as compared to the first six months of 2006 was primarily due to higher net sales across all of our businesses.

Net sales for the metal food container business increased $25.8 million, or 3.8 percent, in the first six months of 2007 as compared to the same period in 2006. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs and an increase in volumes.

Net sales for the plastic container business in the first six months of 2007 increased $11.4 million, or 3.7 percent, as compared to the same period in 2006. This increase was primarily the result of the inclusion of sales from Cousins-Currie and improved volumes, partially offset by a less favorable mix of products sold and the impact from the rationalization of the Valencia, California manufacturing facility in the second quarter of 2006.

Net sales for the closures business in the first six months of 2007 increased $130.1 million, or 74.7 percent, as compared to the same period in 2006. This increase was attributable to the White Cap acquisition and higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs.

Gross Profit. Gross Profit margin increased 2.3 percentage points to 14.9 percent for the first six months of 2007 as compared to the same period in 2006 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased to
5.6 percent for the first six months of 2007 as compared to 5.1 percent for the same period in 2006, due primarily to the inclusion of the international closures operations which incur such expenses at a higher percentage of its sales as compared to our other operations.

Income from Operations. Income from operations for the first six months of 2007 increased by $41.1 million as compared to the first six months of 2006 as a result of higher income from operations across all businesses. Operating margin increased to 9.0 percent from 6.8 percent over the same periods as a result of increased margins in our metal food and plastic container businesses.

Income from operations of the metal food container business for the first six months of 2007 increased $19.4 million, or 52.3 percent, as compared to the same period in 2006, and operating margin increased to 8.0 percent from 5.4 percent over the same periods. These increases were principally due to higher rationalization charges recorded in the first six months of 2006 for the shut down of the St. Paul, Minnesota manufacturing facility, the lagged contractual pass through of inflation in other manufacturing costs, benefits derived from ongoing cost reduction initiatives and increased sales volumes.

Income from operations of the plastic container business for the first six months of 2007 increased $6.6 million, or 25.8 percent, as compared to the same period in 2006, and operating margin increased to 10.1 percent from 8.3 percent over the same periods. The increases in income from operations and operating margin were primarily due to the impact from the Cousins-Currie acquisition, rationalization charges of $2.5 million incurred in 2006 for the shut down of the Valencia, California manufacturing facility, volume growth and continued benefits from cost reductions, slightly offset by a less favorable mix of products sold.

Income from operations of the closures business for the first six months of 2007 increased $15.3 million, or 71.8 percent, as compared to the same periods in 2006 due primarily to the White Cap acquisition. Operating margin for the first six months of 2007 decreased slightly to 12.0 percent from 12.2 percent over the same period primarily as a result of the incurrence of higher selling, general and administrative costs in the international operations.

Interest and Other Debt Expense. Interest and other debt expense for the first six months of 2007 increased $7.5 million to $33.0 million as compared to the same period in 2006. This increase resulted primarily from higher average borrowings as a result of the 2006 acquisitions and the effects of higher market interest rates.

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

For the six months ended June 30, 2007, we used net borrowings of revolving loans of $234.0 million and proceeds from stock option exercises of $1.6 million to fund cash used in operations of $38.2 million primarily for our seasonal working capital needs, net capital expenditures of $72.9 million, our acquisition of the White Cap operations in Venezuela of $7.8 million, net of cash acquired, decreases in outstanding checks of $96.1 million and dividends paid on our common stock of $12.1 million and to increase cash balances by $8.5 million.

For the six months ended June 30, 2006, we used net borrowings of revolving loans of $216.3 million, borrowings of long-term debt of $257.6 million and proceeds from stock option exercises of $2.4 million to fund our acquisition of White Cap for $257.8 million, net of cash acquired, cash used in operations of $48.5 million primarily for our seasonal working capital needs, net capital expenditures of $58.3 million, decreases in outstanding checks of $97.0 million, debt issuance costs of $2.3 million incurred in connection with our amendment to the Credit Agreement and dividends paid on our common stock of $9.0 million and to increase cash balances by $3.4 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At June 30, 2007, we had $240.8 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at June 30, 2007 was $167.2 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2007, we estimate that we will utilize approximately $250 - $300 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.


During the first six months of 2007, we paid cash dividends on our common stock totaling $12.1 million. On August 7, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on September 14, 2007 to holders of record of our common stock on August 31, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures (approximately $150 million in 2007 and between $110 million and $140 million annually thereafter), debt service, tax obligations, share repurchases required under our 2004 Stock
Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2007 with all of these covenants.


Rationalization Charges

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We expect to cease operations at our St. Paul facility in the fourth quarter of 2007. We incurred charges of $2.3 million during the first six months of 2007 related to this facility rationalization and expect to incur an additional $3.0 million of charges primarily related to plant exit costs. We have ceased operations at our Stockton facility. We incurred charges of $0.9 million in the first six months of 2007 related to this facility rationalization and expect to incur an additional $1.0 million of charges primarily related to plant exit costs.

Under our rationalization plans, we made cash payments of $0.7 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. Total future cash spending of $9.3 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. Our adoption of FIN 48 did not have a material impact on our consolidated financial statements. You should also read Note 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since such filing, other than as disclosed in Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.


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

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls. We are currently in the process of integrating the internal controls and procedures of certain White Cap operations and Cousins-Currie into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of White Cap and
Cousins-Currie in our annual assessment of the effectiveness of our internal control over financial reporting for our 2007 fiscal year.


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 31, 2007 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2010 and until their successors are duly elected and qualified; and (2) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                               Number of Shares         Number of Shares
                                   Voted For                Withheld
                                   ---------                --------

      R. Philip Silver            25,290,109               10,621,335
      William C. Jennings         35,063,742                  847,702

Our directors whose term of office continued after the Annual Meeting are D. Greg Horrigan and John W. Alden, each of whose term of office as a director continues until our annual meeting of stockholders in 2008, and Anthony J. Allott, Jeffrey C. Crowe and Edward A. Lapekas, each of whose term of office as a director continues until our annual meeting of stockholders in 2009.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved at the Annual Meeting. There were 35,248,487 votes cast ratifying such appointment, 659,057 votes cast against ratification of such appointment and 3,900 votes abstaining.


Item 6.  Exhibits


Exhibit Number                          Description
--------------                          -----------


     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2007 and 2006.

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




                                            SILGAN HOLDINGS INC.



Dated:  August 8, 2007                      /s/Robert B. Lewis
                                            ------------------------------------
                                            Robert B. Lewis
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                            EXHIBIT
-----------                            -------

   12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2007 and 2006.

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