Form 10-Q
period 2007-09-30
SILGAN HOLDINGS INC
filed 2007-11-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2007

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer,an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer[X]  Accelerated filer[ ]  Non-accelerated filer[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2007, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,726,515.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------


Part I.  Financial Information                                         3

     Item 1.    Financial Statements                                   3

                Condensed Consolidated Balance Sheets at               3
                September 30, 2007 and 2006 and December 31, 2006

                Condensed Consolidated Statements of Income for the    4
                three months ended September 30, 2007 and 2006

                Condensed Consolidated Statements of Income for the    5
                nine months ended September 30, 2007 and 2006

                Condensed Consolidated Statements of Cash Flows for    6
                the nine months ended September 30, 2007 and 2006

                Condensed Consolidated Statements of Stockholders'     7
                Equity for the nine months ended September 30, 2007
                and 2006

                Notes to Condensed Consolidated Financial Statements   8

     Item 2.    Management's Discussion and Analysis of Financial     20
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About        27
                Market Risk

     Item 4.    Controls and Procedures                               27

Part II.  Other Information                                           28

     Item 6.    Exhibits                                              28

Signatures                                                            29

Exhibit Index                                                         30



Part I. Financial Information
Item 1. Financial Statements

                                              SILGAN HOLDINGS INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)



                                                     Sept. 30,         Sept. 30,        Dec. 31,
                                                       2007              2006             2006
                                                       ----              ----             ----
                                                    (unaudited)       (unaudited)
Assets

Current assets
     Cash and cash equivalents                      $   26,792        $   27,767       $   16,737
     Trade accounts receivable, net                    456,289           444,732          232,429
     Inventories                                       412,706           383,561          426,591
     Prepaid expenses and other current assets          27,341            20,676           41,995
                                                    ----------        ----------       ----------
         Total current assets                          923,128           876,736          717,752

Property, plant and equipment, net                     926,462           874,003          894,647
Goodwill                                               304,495           235,476          304,393
Other intangible assets, net                            63,709           100,143           47,833
Other assets, net                                       51,466            39,134           43,754
                                                    ----------        ----------       ----------
                                                    $2,269,260        $2,125,492       $2,008,379
                                                    ==========        ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
       portion of long-term debt                    $  210,828        $  201,992       $   26,417
     Trade accounts payable                            208,988           208,845          299,938
     Accrued payroll and related costs                  75,073            74,565           72,205
     Accrued liabilities                                60,821            64,745           34,404
                                                    ----------        ----------       ----------
         Total current liabilities                     555,710           550,147          432,964

Long-term debt                                         962,846           955,427          929,221
Other liabilities                                      282,141           277,270          279,654


Stockholders' equity
     Common stock                                          430               428              429
     Paid-in capital                                   151,667           141,957          146,332
     Retained earnings                                 378,282           279,184          295,433
     Accumulated other comprehensive loss               (1,712)          (18,812)         (15,564)
     Treasury stock                                    (60,104)          (60,109)         (60,090)
                                                    ----------        ----------       ----------
         Total stockholders' equity                    468,563           342,648          366,540
                                                    ----------        ----------       ----------
                                                    $2,269,260        $2,125,492       $2,008,379
                                                    ==========        ==========       ==========

                                            See accompanying notes.


                                                      -3-

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2007 and 2006
           (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                      2007                2006
                                                      ----                ----

Net sales                                           $904,837            $856,426
Cost of goods sold                                   774,536             731,168
                                                    --------            --------
     Gross profit                                    130,301             125,258

Selling, general and administrative expenses          37,026              36,587
Rationalization charges                                  670               1,740
                                                    --------            --------
     Income from operations                           92,605              86,931

Interest and other debt expense                       17,282              17,920
                                                    --------            --------
     Income before income taxes                       75,323              69,011

Provision for income taxes                            27,705              19,323
                                                    --------            --------
     Net income                                     $ 47,618            $ 49,688
                                                    ========            ========


Earnings per share:
     Basic net income per share                        $1.26               $1.33
                                                       =====               =====
     Diluted net income per share                      $1.25               $1.31
                                                       =====               =====


Dividends per share:                                   $0.16               $0.12
                                                       =====               =====


Weighted average number of shares:
      Basic                                           37,690              37,411
      Effect of dilutive securities                      490                 515
                                                      ------              ------
      Diluted                                         38,180              37,926
                                                      ======              ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2007 and 2006
           (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                     2007                2006
                                                     ----                ----

Net sales                                         $2,239,188          $2,023,489
Cost of goods sold                                 1,909,576           1,751,735
                                                  ----------          ----------
     Gross profit                                    329,612             271,754

Selling, general and administrative expenses         112,403              95,266
Rationalization charges                                4,048              10,090
                                                  ----------          ----------
     Income from operations                          213,161             166,398

Interest and other debt expense                       50,290              43,369
                                                  ----------          ----------
     Income before income taxes                      162,871             123,029

Provision for income taxes                            60,000              39,796
                                                  ----------          ----------
     Net income                                   $  102,871          $   83,233
                                                  ==========          ==========


Earnings per share:
     Basic net income per share                        $2.73               $2.23
                                                       =====               =====
     Diluted net income per share                      $2.70               $2.20
                                                       =====               =====


Dividends per share:                                   $0.48               $0.36
                                                       =====               =====


Weighted average number of shares:
     Basic                                            37,653              37,346
     Effect of dilutive securities                       496                 532
                                                      ------              ------
     Diluted                                          38,149              37,878
                                                      ======              ======



                             See accompanying notes.



                                          SILGAN HOLDINGS INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the nine months ended September 30, 2007 and 2006
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                  2007                2006
                                                                  ----                ----

Cash flows provided by (used in) operating activities
     Net income                                                $ 102,871           $  83,233
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           101,455              93,991
         Rationalization charges                                   4,048              10,090
         Other changes that provided (used) cash, net
          of effects from acquisitions:
             Trade accounts receivable, net                     (214,115)           (237,779)
             Inventories                                          23,359              (1,335)
             Trade accounts payable                               (1,758)             32,435
             Accrued liabilities                                  20,297              52,803
             Other, net                                           21,065              (6,871)
                                                               ---------           ---------
         Net cash provided by operating activities                57,222              26,567
                                                               ---------           ---------

Cash flows provided by (used in) investing activities
     Purchases of businesses, net of cash acquired                (7,846)           (261,778)
     Capital expenditures                                       (112,612)            (87,206)
     Proceeds from asset sales                                     2,855               1,226
                                                               ---------           ---------
         Net cash used in investing activities                  (117,603)           (347,758)
                                                               ---------           ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                            713,033             797,273
     Repayments under revolving loans                           (531,059)           (614,724)
     Changes in outstanding checks - principally vendors         (95,874)            (98,134)
     Proceeds from issuance of long-term debt                       --               257,600
     Dividends paid on common stock                              (18,207)            (13,508)
     Proceeds from stock option exercises                          1,530               1,629
     Excess tax benefit from stock-based compensation              1,578                 921
     Repurchase of treasury shares                                  (565)               (217)
     Debt issuance costs                                            --                (2,343)
                                                               ---------           ---------
         Net cash provided by financing activities                70,436             328,497
                                                               ---------           ---------

Cash and cash equivalents
     Net increase                                                 10,055               7,306
     Balance at beginning of year                                 16,737              20,461
                                                               ---------           ---------
     Balance at end of period                                  $  26,792           $  27,767
                                                               =========           =========

Interest paid, net                                             $  41,523           $  39,793
Income taxes paid, net                                            43,681              12,221



                                       See accompanying notes.


                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                         For the nine months ended September 30, 2007 and 2006
                                                    (Dollars and shares in thousands)
                                                              (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------       Paid-                Other       Unamortized                Total
                                            Shares    Par      in     Retained  Comprehensive      Stock     Treasury  Stockholders'
                                         Outstanding Value   Capital  Earnings  (Loss)Income    Compensation   Stock       Equity
                                         ----------- -----   -------  --------  -------------   ------------ --------- -------------
Balance at December 31, 2005                37,266    $426  $139,475  $209,459    $(13,888)       $(1,893)   $(60,229)    $273,350

Comprehensive income:

   Net income                                 --       --       --      83,233        --             --          --         83,233

   Change in fair value of derivatives,
    net of tax benefit of $2,926              --       --       --        --        (4,652)          --          --         (4,652)

   Foreign currency translation, net
    of tax provision of $1,351                --       --       --        --          (272)          --          --           (272)
                                                                                                                          --------
Comprehensive income                                                                                                        78,309
                                                                                                                          --------

Dividends declared on common stock            --       --       --     (13,508)       --             --          --        (13,508)

Reversal of unamortized stock
 compensation                                 --       --     (1,893)     --          --            1,893        --           --

Stock compensation expense                    --       --      1,589      --          --             --          --          1,589

Stock option exercises, including
 tax benefit of $1,371                         133       2     2,998      --          --             --          --          3,000

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $97                   18     --       (212)     --          --             --           120          (92)
                                            ------    ----  --------  --------    --------        -------    --------     --------
Balance at September 30, 2006               37,417    $428  $141,957  $279,184    $(18,812)       $  --      $(60,109)    $342,648
                                            ======    ====  ========  ========    ========        =======    ========     ========

Balance at December 31, 2006                37,588    $429  $146,332  $295,433    $(15,564)       $  --      $(60,090)    $366,540

Comprehensive income:

   Net income                                 --       --       --     102,871        --             --          --        102,871

   Amortization of net prior service
    cost and actuarial losses, net
    of tax provision of $577                  --       --       --        --           919           --          --            919

   Change in fair value of derivatives,
    net of tax provision of $979              --       --       --        --         1,696           --          --          1,696

   Foreign currency translation,
    net of tax benefit of $8,041              --       --       --        --        11,237           --          --         11,237
                                                                                                                          --------
Comprehensive income                                                                                                       116,723
                                                                                                                          --------
Adjustment to initially apply
 FIN 48                                       --       --       --      (1,815)       --             --          --         (1,815)

Dividends declared on common stock            --       --       --     (18,207)       --             --          --        (18,207)

Stock compensation expense                    --       --      2,443      --          --             --          --          2,443

Stock option exercises, including
 tax benefit of $1,648                         109       1     3,177      --          --             --          --          3,178

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $266                  30     --       (285)     --          --             --           (14)        (299)
                                            ------    ----  --------  --------    --------        -------    --------     --------
Balance at September 30, 2007               37,727    $430  $151,667  $378,282    $ (1,712)       $  --      $(60,104)    $468,563
                                            ======    ====  ========  ========    ========        =======    ========     ========

                                                             See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our third quarter 2007 assessment.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


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

The White Cap acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition, and the results of operations have been included in our consolidated financial statements as of the respective dates of acquisition. We have completed the valuation of certain assets and liabilities including property, plant and equipment, intangible assets and pension obligations. The valuation of certain other assets and liabilities related to operations acquired in the fourth quarter of 2006 and first quarter of 2007 is still in process, and therefore the actual fair value may vary from these preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant.

Cousins-Currie Limited
----------------------

In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers.

The acquisition of Cousins-Currie was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. We completed the valuation of intangible assets in 2007 and as a result reallocated $17.7 million from goodwill to other intangible assets, which assets were primarily customer relationships with an estimated useful life of 19 years. The valuation of certain other assets and liabilities is still in process, and therefore the actual fair value may vary from these preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 3.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2006 is summarized as follows:

                                                        Employee        Plant       Non-Cash
                                                        Severance        Exit        Asset
                                                      and Benefits      Costs      Write-Down     Total
                                                      ------------      -----      ----------     -----
                                                                      (Dollars in thousands)

Balance at December 31, 2006
----------------------------
2001 Rationalization Plan                               $  --           $ 232       $  --        $   232
2006 Rationalization Plans                                4,676           --           --          4,676
                                                        -------         -----       -------      -------
Balance at December 31, 2006                              4,676           232          --          4,908

Activity for the Nine Months Ended Sept. 30, 2007
-------------------------------------------------
2001 Rationalization Plan Reserve Adjustment               --             218          --            218
2001 Rationalization Plan Reserve Utilized                 --            (137)         --           (137)
2006 Rationalization Plan Reserves Established            2,408           235         1,187        3,830
2006 Rationalization Plan Reserves Utilized              (1,874)         (235)       (1,187)      (3,296)
                                                        -------         -----       -------      -------
Total Activity                                              534            81          --            615

Balance at September 30, 2007
-----------------------------
2001 Rationalization Plan                                  --             313          --            313
2006 Rationalization Plans                                5,210           --           --          5,210
                                                        -------         -----       -------      -------
Balance at September 30, 2007                           $ 5,210         $ 313       $  --        $ 5,523
                                                        =======         =====       =======      =======




                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. We expect to cease operations at this facility in the fourth quarter of 2007. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.7 million. These costs include $5.7 million of non-cash pension and postretirement curtailment expense, $2.6 million of employee severance and special termination benefits, $2.4 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, total charges recognized to date included $4.6 million of non-cash pension and postretirement curtailment expense, $1.9 million of employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2007 were $1.8 million for employee severance and benefits which included $1.1 million of non-cash pension curtailment expense, $0.1 million for plant exit costs and $0.9 million for the non-cash write-down and accelerated depreciation of the building and equipment. Additional charges of $2.3 million for plant exit costs are expected through 2008. Cash expenditures of $4.0 million are expected through 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. We have ceased operations at this facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate that the total costs for the rationalization of the facility will be $5.4 million. These costs include $4.0 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. As of December 31, 2006, we recognized $3.4 million for employee severance and benefits and $0.1 million for the non-cash write down in carrying value of assets. Rationalization charges recognized during 2007 were $0.6 million for employee severance and benefits, $0.1 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. Additional charges of $0.9 million are expected through 2008 for plant exit costs. Cash expenditures of $4.4 million are expected through 2008. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2001 Rationalization Plan
-------------------------

In 2007, the rationalization reserve for the plan to exit our Fairfield, Ohio plastic container manufacturing facility was adjusted to recognize additional charges for the change in expected sublease income. The lease expires in 2009.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                                                      Sept. 30,        Sept. 30,         Dec. 31,
                                                        2007             2006              2006
                                                        ----             ----              ----
                                                                (Dollars in thousands)

Accrued liabilities                                    $1,863           $1,023            $1,537
Other liabilities                                       3,660              240             3,371
                                                       ------           ------            ------
                                                       $5,523           $1,263            $4,908
                                                       ======           ======            ======


Note 4.           Accumulated Other Comprehensive Loss

Accumulated other  comprehensive loss is reported in the Condensed  Consolidated
Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive loss consisted of the following:

                                                      Sept. 30,         Sept. 30,          Dec. 31,
                                                        2007              2006               2006
                                                        ----              ----               ----
                                                                 (Dollars in thousands)

Foreign currency translation                          $ 24,145          $ 11,287           $ 12,908
Change in fair value of derivatives                      3,192              (539)             1,496
Unrecognized net periodic pension and
  other postretirement benefit costs:
     Net prior service credit                            4,791              --                4,532
     Net actuarial loss                                (33,840)             --              (34,500)
Minimum pension liability                                 --             (29,560)              --
                                                      --------          --------           --------
  Accumulated other comprehensive loss                $ (1,712)         $(18,812)          $(15,564)
                                                      ========          ========           ========


                                          SILGAN HOLDINGS INC.
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Information at September 30, 2007 and 2006 and for the
                              three and nine months then ended is unaudited)


Note 5.           Inventories

Inventories consisted of the following:

                                                     Sept. 30,         Sept. 30,          Dec. 31,
                                                       2007              2006               2006
                                                       ----              ----               ----
                                                                (Dollars in thousands)
  Raw materials                                      $ 79,518          $ 70,649           $ 90,969
  Work-in-process                                      68,666            73,086             68,249
  Finished goods                                      275,185           246,543            276,870
  Spare parts and other                                28,534            24,461             26,711
                                                     --------          --------           --------
                                                      451,903           414,739            462,799
  Adjustment to value domestic
   inventory at cost on the LIFO method               (39,197)          (31,178)           (36,208)
                                                     --------          --------           --------
                                                     $412,706          $383,561           $426,591
                                                     ========          ========           ========


Note 6.           Long-Term Debt

Long-term debt consisted of the following:

                                                     Sept. 30,         Sept. 30,          Dec. 31,
                                                       2007              2006               2006
                                                       ----              ----               ----
                                                                (Dollars in thousands)

Bank debt
     Bank revolving loans                          $  189,872        $  187,900          $   --
     Bank A term loans                                345,000           375,000           345,000
     Bank B term loans                                 41,904            83,750            41,904
     Canadian term loans                               89,910            40,491            77,445
     Euro term loans                                  283,460           254,032           262,300
     Other foreign bank revolving loans                20,528            13,246            25,989
                                                   ----------        ----------          --------
        Total bank debt                               970,674           954,419           752,638

Subordinated debt
     6 3/4% Senior Subordinated Notes                 200,000           200,000           200,000
     Other                                              3,000             3,000             3,000
                                                   ----------        ----------          --------
        Total subordinated debt                       203,000           203,000           203,000
                                                   ----------        ----------          --------

Total debt                                          1,173,674         1,157,419           955,638
     Less current portion                             210,828           201,992            26,417
                                                   ----------        ----------          --------
                                                   $  962,846        $  955,427          $929,221
                                                   ==========        ==========          ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 6.           Long-Term Debt (continued)

At September 30, 2007, amounts expected to be repaid within one year consisted of $189.9 million of bank revolving loans related primarily to seasonal working capital needs and $0.4 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $20.5 million of foreign bank revolving loans.

In March 2007, we entered into two interest rate swap agreements for notional principal amounts of $25 million and Cdn $25 million, respectively, to fix interest on variable rate debt at 4.90 percent and 4.20 percent, respectively. These interest rate swaps mature in March 2010. In September 2007, we entered into an interest rate swap agreement for a notional principal amount of $50 million to fix interest on variable rate debt at 4.66 percent. This interest rate swap matures in September 2010. These swaps are accounted for as cash flow hedges and are with a financial institution which is expected to fully perform under the terms thereof.

At September 30, 2007, the aggregate notional principal amount of outstanding interest rate swap agreements was $555 million, of which $128 million matures in the fourth quarter of 2007 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at September 30, 2007).

                                    SILGAN HOLDINGS INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information at September 30, 2007 and 2006 and for the
                       three and nine months then ended is unaudited)


Note 7.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                           Three Months Ended            Nine Months Ended
                                                           ------------------            -----------------
                                                        Sept. 30,      Sept. 30,       Sept. 30,     Sept. 30,
                                                          2007           2006            2007          2006
                                                          ----           ----            ----          ----
                                                                        (Dollars in thousands)
   Service cost                                         $ 3,522        $ 3,688         $ 10,649      $ 10,426
   Interest cost                                          6,401          6,008           18,650        16,876
   Expected return on plan assets                        (7,670)        (6,849)         (23,080)      (20,615)
   Amortization of prior service cost                       723            636            1,877         2,205
   Amortization of actuarial losses                         287            769              717         2,315
   Curtailment expense                                     --             --              1,158         3,708
   Termination benefits                                    --               26             --             575
                                                        -------        -------         --------      --------
   Net periodic benefit cost                            $ 3,263        $ 4,278         $  9,971      $ 15,490
                                                        =======        =======         ========      ========


The components of the net periodic other postretirement benefits costs are as follows:

                                                           Three Months Ended            Nine Months Ended
                                                           ------------------            -----------------
                                                        Sept. 30,       Sept. 30,      Sept. 30,     Sept. 30,
                                                          2007            2006           2007          2006
                                                          ----            ----           ----          ----
                                                                        (Dollars in thousands)
   Service cost                                          $ 231          $   183        $   700       $   793
   Interest cost                                           808              974          2,681         2,786
   Amortization of prior service credit                   (569)            (210)        (1,454)       (1,323)
   Amortization of actuarial losses                         74               79            356           498
   Net curtailment gain                                    --            (2,237)          --          (1,052)
                                                         -----          -------        -------       -------
   Net periodic benefit cost                             $ 544          $(1,211)       $ 2,283       $ 1,702
                                                         =====          =======        =======       =======

We recognized curtailment expense in 2007 and 2006 for our pension benefits and in 2006 for our postretirement benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility. The curtailment expense for postretirement benefits included an adjustment to reduce the expense by $0.3 million in September 2006 to reflect the total 2006 expense of $0.9 million.

In September 2006, we recognized income of $1.9 million for the curtailment of postretirement benefits in one of our closures manufacturing facilities.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, based on current tax law, there are no significant minimum required contributions to our pension plans in 2007. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first nine months of 2007, we made no contributions to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


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

Holdings and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995), Texas (2001), New York (2001) and Indiana (2002). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2001, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, commenced an examination in the fourth quarter of 2006 of Holdings' income tax return for the period ended December 31, 2004. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2006, we had $1.1 million accrued for potential interest and penalties.

In the third quarter of 2006, we recognized a cumulative income tax benefit of $6.9 million, primarily related to the completion of tax initiatives for research and development credits.


Note 9.           Dividends

On November 6, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on December 14, 2007 to holders of record of our common stock on November 30, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 10.          Treasury Stock

During the nine months ended September 30, 2007, we issued 41,612 treasury shares at an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 11,499 shares of our common stock at an average cost of $49.11 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2007, 5,305,953 shares were held in treasury.


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

During the first nine months of 2007, we granted 65,800 restricted stock units to certain of our officers and key employees. These restricted stock units vest ratably over a five-year period from the date of grant. The fair value of these units at the date of grant was $3.2 million. In June 2007, we granted 5,142 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these units at the date of grant was $0.3 million.

                                  SILGAN HOLDINGS INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information at September 30, 2007 and 2006 and for the
                      three and nine months then ended is unaudited)


Note 12.          Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:


                                             Metal Food      Plastic
                                             Containers(1) Containers(2)  Closures     Corporate      Total
                                             ----------    ----------     --------     ---------      -----
                                                                   (Dollars in thousands)

Three Months Ended September 30, 2007
-------------------------------------

Net sales                                    $  585,071     $153,122      $166,644      $   --      $  904,837
Depreciation and amortization(3)                 15,847       11,134         6,932          421         34,334
Segment income from operations                   62,729       10,275        21,828       (2,227)        92,605

Three Months Ended September 30, 2006
-------------------------------------

Net sales                                    $  557,898     $144,051      $154,477      $   --      $  856,426
Depreciation and amortization(3)                 14,845       10,023         6,309          375         31,552
Segment income from operations                   63,488        7,156        19,917       (3,630)        86,931

Nine Months Ended September 30, 2007
------------------------------------

Net sales                                    $1,295,671     $472,715      $470,802      $   --      $2,239,188
Depreciation and amortization(3)                 46,058       32,643        20,486        1,262        100,449
Segment income from operations                  119,199       42,508        58,432       (6,978)       213,161

Nine Months Ended September 30, 2006
------------------------------------

Net sales                                    $1,242,657     $452,268      $328,564      $   --      $2,023,489
Depreciation and amortization(3)                 48,247       31,709        12,619          530         93,105
Segment income from operations                  100,592       32,752        41,148       (8,094)       166,398

-------------

(1) Segment income from operations includes rationalization charges of $0.7 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $3.8 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(2) Segment income from operations includes rationalization charges of $0.3 million for the three months ended September 30, 2006 and $0.2 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively.
(3) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2007 and 2006 and for the
                  three and nine months then ended is unaudited)


Note 12.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                    Three Months Ended       Nine Months Ended
                                                    ------------------       -----------------
                                                    Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                                      2007       2006         2007       2006
                                                      ----       ----         ----       ----
                                                              (Dollars in thousands)
     Total segment income from operations           $92,605    $86,931      $213,161   $166,398
     Interest and other debt expense                 17,282     17,920        50,290     43,369
                                                    -------    -------      --------   --------
      Income before income taxes                    $75,323    $69,011      $162,871   $123,029
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

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations over the years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market. However, in the absence of such acquisition opportunities, we may use our cash flow to repay debt. If acquisition opportunities are not identified over a longer period of time, we would consider other permitted uses of our cash flow, such as repurchases of shares of our common stock or increased dividends to our stockholders.

During the first half of 2006, we acquired the White Cap closures operations in Europe and Turkey from Amcor. In the fourth quarter of 2006, we acquired the White Cap closures operations in China and the Philippines from Amcor. In January 2007, we acquired the majority share of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of specified conditions as provided in the purchase agreement with Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries in the markets it serves. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                    Three Months Ended             Nine Months Ended
                                                    ------------------             -----------------
                                                   Sept. 30,   Sept. 30,         Sept. 30,    Sept. 30,
                                                     2007        2006              2007         2006
                                                     ----        ----              ----         ----
Net sales
  Metal food containers                              64.7%       65.1%             57.9%        61.4%
  Plastic containers                                 16.9        16.8              21.1         22.4
  Closures                                           18.4        18.1              21.0         16.2
                                                    -----       -----             -----        -----
     Consolidated                                   100.0       100.0             100.0        100.0
Cost of goods sold                                   85.6        85.4              85.3         86.6
                                                    -----       -----             -----        -----
Gross profit                                         14.4        14.6              14.7         13.4
Selling, general and administrative expenses          4.1         4.2               5.0          4.7
Rationalization charges                               0.1         0.2               0.2          0.5
                                                    -----       -----             -----        -----
Income from operations                               10.2        10.2               9.5          8.2
Interest and other debt expense                       1.9         2.1               2.2          2.1
                                                    -----       -----             -----        -----
Income before income taxes                            8.3         8.1               7.3          6.1
Provision for income taxes                            3.0         2.3               2.7          2.0
                                                    -----       -----             -----        -----
Net income                                            5.3%        5.8%              4.6%         4.1%
                                                    =====       =====             =====        =====


Summary  unaudited  results of  operations  for the three and nine months  ended
September 30, 2007 and 2006 are provided below.

                                                    Three Months Ended              Nine Months Ended
                                                    ------------------              -----------------
                                                   Sept. 30,   Sept. 30,          Sept. 30,    Sept. 30,
                                                     2007        2006               2007         2006
                                                     ----        ----               ----         ----
                                                                  (Dollars in millions)
Net sales
     Metal food containers                          $585.1      $557.9            $1,295.7     $1,242.7
     Plastic containers                              153.1       144.0               472.7        452.3
     Closures                                        166.6       154.5               470.8        328.5
                                                    ------      ------            --------     --------
        Consolidated                                $904.8      $856.4            $2,239.2     $2,023.5
                                                    ======      ======            ========     ========

Income from operations
     Metal food containers (1)                      $ 62.7      $ 63.5            $  119.2     $  100.6
     Plastic containers (2)                           10.3         7.2                42.5         32.8
     Closures                                         21.8        19.9                58.5         41.1
     Corporate                                        (2.2)       (3.7)               (7.0)        (8.1)
                                                    ------      ------            --------     --------
        Consolidated                                $ 92.6      $ 86.9            $  213.2     $  166.4
                                                    ======      ======            ========     ========
-------------

(1) Includes rationalization charges of $0.7 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $3.8 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(2)  Includes rationalization charges of $0.3 million for the three months ended
     September 30, 2006 and $0.2 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Overview. Consolidated net sales were $904.8 million in the third quarter of 2007, representing a 5.7 percent increase as compared to the third quarter of 2006 due primarily to higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs, an improved mix of products sold in the metal food container business, the inclusion of sales from our fourth quarter 2006 and first quarter 2007 acquisitions, the favorable impact of foreign exchange translation on international revenues and improved volumes across all businesses. Income from operations for the third quarter of 2007 of $92.6 million increased by $5.7 million, or 6.6 percent, as compared to the same period in 2006 due to improved volumes, benefits from cost reductions and productivity improvements and a decrease in rationalization charges, partially offset by the impact from the inventory reduction in the metal food container business. The results for 2007 included rationalization charges of $0.7 million, or $0.01 per diluted share, net of tax. The results for 2006 included a benefit of $0.15 per diluted share attributable to tax initiatives implemented in the third quarter, net of fees, reduced by rationalization charges of $1.7 million, or $0.03 per diluted share net of tax. Net income for the third quarter of 2007 was $47.6 million, or $1.25 per diluted share, as compared to $49.7 million, or $1.31 per diluted share, for the same period in 2006.

Net Sales. The $48.4 million increase in consolidated net sales in the third quarter of 2007 as compared to the third quarter of 2006 was the result of higher net sales across all businesses and the favorable impact of foreign exchange translation on international revenues.

Net sales for the metal food container business in the third quarter of 2007 increased $27.2 million, or 4.9 percent, as compared to net sales for the same period in 2006. This increase was the result of higher average selling prices due to an improved mix of products sold and the pass through of inflation in raw material and other manufacturing costs as well as slightly higher unit volumes.

Net sales for the plastic container business in the third quarter of 2007 increased $9.1 million, or 6.3 percent, as compared to the same period in 2006. This increase was primarily a result of higher unit volumes attributable to the acquisition of Cousins-Currie.

Net sales for the closures business increased $12.1 million, or 7.8 percent, in the third quarter of 2007 as compared to the same period in 2006. This increase was primarily a result of the inclusion of sales from the White Cap operations acquired in the fourth quarter of 2006 and the first quarter of 2007, the favorable foreign exchange translation on international revenues of approximately $5.6 million, increased unit volumes and the pass through of higher raw material costs.

Gross Profit. Gross profit margin decreased 0.2 percentage points to 14.4 percent in the third quarter of 2007 as compared to the same period in 2006 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to
4.1 percent for the third quarter of 2007 as compared to 4.2 percent for the same period in 2006, due primarily to additional professional fees incurred in 2006 for the implementation of certain tax initiatives.

Income from Operations. Income from operations for the third quarter of 2007 increased by $5.7 million as compared to the third quarter of 2006 as a result of higher income from operations from our plastic container and closures operations and a decrease in rationalization charges of $1.0 million from the prior period. Operating margin remained constant at 10.2 percent for each of the same periods.

Income from operations of the metal food container business for the third quarter of 2007 decreased $0.8 million, or 1.3 percent, as compared to the same period in 2006, and operating margin decreased to 10.7 percent from 11.4 percent over the same periods. These decreases were due principally to the impact of approximately $4.7 million of costs primarily associated with the reduction in the provisional inventory built during the fourth quarter of 2006 and first quarter of 2007 in connection with certain union negotiations that were successfully concluded in the second quarter of 2007. These decreases were offset by an improved mix of products sold, increased sales volumes and benefits derived from ongoing cost reduction initiatives. The third quarter of 2007 included rationalization charges of $0.7 million for the ongoing costs associated with the plans to close the St. Paul, Minnesota and Stockton, California metal food container facilities. The third quarter of 2006 included rationalization charges of $1.4 million for the costs associated with the plans to close the St. Paul facility.

Income from operations of the plastic container business for the third quarter of 2007 increased $3.1 million, or 43.1 percent, as compared to the same period in 2006, and operating margin increased to 6.7 percent from 5.0 percent over the same periods. These increases were primarily a result of the impact from the Cousins-Currie acquisition, productivity improvements and cost reductions.

Income from operations of the closures business for the third quarter of 2007 increased $1.9 million, or 9.5 percent, as compared to the same quarter a year ago, and operating margin increased to 13.1 percent from 12.9 percent over the same periods. These increases were primarily the result of the inclusion of international operations acquired in the fourth quarter of 2006 and the first quarter of 2007, increased unit volumes, the benefits of cost reduction initiatives and improved manufacturing efficiencies.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2007 decreased $0.6 million to $17.3 million as compared to the same period in 2006. This decrease resulted primarily from lower market interest rates.

Provision for Income Taxes. The effective tax rate for the third quarter of 2007 was 36.8 percent as compared to 28.0 percent for the same period last year. The 2006 effective tax rate was impacted by the cumulative income tax benefit of $6.9 million, primarily related to the completion in the third quarter of 2006 of tax initiatives for research and development credits.


Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Overview. Consolidated net sales were $2.24 billion in the first nine months of 2007, representing a 10.7 percent increase as compared to the first nine months of 2006 primarily due to the inclusion of sales from the acquisitions completed in 2006, higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs in the metal food container and closures businesses, an improved mix of products sold in the metal food container business and improved volumes across all businesses. Income from operations for the first nine months of 2007 increased by $46.8 million, or 28.1 percent, as compared to the same period in 2006. The increase in income from operations was a result of higher income from operations across all businesses, largely due to the acquisitions completed in 2006, increased unit volumes, higher rationalization charges incurred in 2006, continued benefits from cost reductions and the lagged contractual pass through of inflation in other manufacturing costs experienced in 2006. The results for the first nine months of 2007 and 2006 included rationalization charges of $4.0 million and $10.1 million, respectively. Net income for the first nine months of 2007 was $102.9 million, or $2.70 per diluted share, as compared to $83.2 million, or $2.20 per diluted share, for the same period in 2006.

Net Sales. The $215.7 million increase in consolidated net sales in the first nine months of 2007 as compared to the first nine months of 2006 was primarily due to higher net sales across all of our businesses.

Net sales for the metal food container business increased $53.0 million, or 4.3 percent, in the first nine months of 2007 as compared to the same period in 2006. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs, an increase in unit volumes and an improved mix of products sold.

Net sales for the plastic container business in the first nine months of 2007 increased $20.4 million, or 4.5 percent, as compared to the same period in 2006. This increase was primarily the result of the inclusion of sales from Cousins-Currie and improved unit volumes, partially offset by the impact from the rationalization of the Valencia, California manufacturing facility in the second quarter of 2006.

Net sales for the closures business in the first nine months of 2007 increased $142.3 million, or 43.3 percent, as compared to the same period in 2006. This increase was attributable to the White Cap acquisition, higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs and an increase in unit volumes.

Gross Profit. Gross Profit margin increased 1.3 percentage points to 14.7 percent for the first nine months of 2007 as compared to the same period in 2006 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased to
5.0 percent for the first nine months of 2007 as compared to 4.7 percent for the same period in 2006, due primarily to the inclusion of the operations from the White Cap acquisition which incur such expenses at a higher percentage of its sales as compared to our other operations.

Income from Operations. Income from operations for the first nine months of 2007 increased by $46.8 million as compared to the first nine months of 2006 as a result of higher income from operations across all businesses. Operating margin increased to 9.5 percent from 8.2 percent over the same periods as a result of increased margins in our metal food and plastic container businesses.

Income from operations of the metal food container business for the first nine months of 2007 increased $18.6 million, or 18.5 percent, as compared to the same period in 2006, and operating margin increased to 9.2 percent from 8.1 percent over the same periods. These increases were principally due to higher rationalization charges recorded in the first nine months of 2006 for the shut down of the St. Paul, Minnesota manufacturing facility, the lagged contractual pass through of inflation in other manufacturing costs experienced in 2006, benefits derived from ongoing cost reduction initiatives and increased sales volumes, slightly offset by the impact from the reduction in the provisional inventory built primarily in the fourth quarter of 2006.

Income from operations of the plastic container business for the first nine months of 2007 increased $9.7 million, or 29.6 percent, as compared to the same period in 2006, and operating margin increased to 9.0 percent from 7.3 percent over the same periods. The increases in income from operations and operating margin were primarily due to the impact from the Cousins-Currie acquisition, rationalization charges of $2.9 million incurred in 2006 for the shut down of the Valencia, California manufacturing facility, volume growth and continued benefits from cost reductions, slightly offset by a less favorable mix of products sold.

Income from operations of the closures business for the first nine months of 2007 increased $17.4 million, or 42.3 percent, as compared to the same periods in 2006 due primarily to the White Cap acquisition and improved unit volumes. Operating margin for the first nine months of 2007 decreased slightly to 12.4 percent from 12.5 percent over the same period in 2006 primarily as a result of the incurrence of higher selling, general and administrative costs in the acquired White Cap operations.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2007 increased $6.9 million to $50.3 million as compared to the same period in 2006. This increase resulted primarily from higher average borrowings as a result of the 2006 acquisitions.

Provision for Income Taxes. The effective tax rate for the first nine months of 2007 was 36.8 percent as compared to 32.4 percent in the same period in 2006. The 2006 effective tax rate was impacted by the cumulative income tax benefit of $6.9 million, primarily related to the completion in the third quarter of 2006 of tax initiatives for research and development credits.


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

For the nine months ended September 30, 2007, we used cash from operations of $57.2 million, net borrowings of revolving loans of $182.0 million and net proceeds from stock-based compensation of $2.6 million to fund net capital expenditures of $109.8 million, our acquisition of the White Cap operations in Venezuela for $7.8 million, net of cash acquired, decreases in outstanding checks of $95.9 million and dividends paid on our common stock of $18.2 million and to increase cash balances by $10.1 million.

For the nine months ended September 30, 2006, we used cash from operations of $26.6 million, net borrowings of revolving loans of $182.5 million, borrowings of long-term debt of $257.6 million and net proceeds from stock-based compensation of $2.3 million to fund our acquisition of White Cap for $261.8 million, net of cash acquired, net capital expenditures of $86.0 million, decreases in outstanding checks of $98.1 million, debt issuance costs of $2.3 million incurred in connection with an amendment to the Credit Agreement and dividends paid on our common stock of $13.5 million and to increase cash balances by $7.3 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. During the third quarter of 2007, we utilized approximately $281.9 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

At September 30, 2007, we had $189.9 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at September 30, 2007 was $221.3 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes.

During the first nine months of 2007, we paid cash dividends on our common stock totaling $18.2 million. On November 6, 2007, our Board of Directors declared a quarterly cash dividend on our common stock of $0.16 per share, payable on December 14, 2007 to holders of record of our common stock on November 30, 2007. The cash payment for this dividend is expected to be approximately $6.1 million.

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


Rationalization Charges

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We expect to cease operations at our St. Paul facility in the fourth quarter of 2007. We incurred charges of $2.8 million during the first nine months of 2007 related to this facility rationalization and expect to incur an additional $2.3 million of charges related to plant exit costs. We have ceased operations at our Stockton facility. We incurred charges of $1.0 million in the first nine months of 2007 related to this facility rationalization and expect to incur an additional $0.9 million of charges related to plant exit costs.

Under our rationalization plans, we made cash payments of $1.1 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. Total future cash spending of $8.7 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. Our adoption of FIN 48 did not have a material impact on our consolidated financial statements. You should also read Note 8 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since such filing, other than as disclosed in Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.


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


Part II.  Other Information


Item 6.   Exhibits


Exhibit Number                           Description
--------------                           -----------


     12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2007 and 2006.

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




                                                   SILGAN HOLDINGS INC.



Dated:  November 9, 2007                           /s/Robert B. Lewis
                                                   -----------------------------
                                                   Robert B. Lewis
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                               EXHIBIT
-----------                               -------

    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2007 and 2006.

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