Form 10-K
period 2007-12-31
SILGAN HOLDINGS INC
filed 2008-02-29
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                         Accelerated filer  ☐                         Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.388 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 37,742,329.

Documents Incorporated by Reference:

        Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $2.92 billion in 2007. Our products are used for a wide variety of end markets and we operate 69 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food;

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products; and

•	metal, composite and plastic vacuum closures for food and beverage products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2007 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2007, our metal food container business had net sales of $1.68 billion (approximately 58 percent of our consolidated net sales) and income from operations of $151.3 million (approximately 56 percent of our consolidated income from operations excluding corporate expense).

We are also a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers for the agricultural, institutional food and industrial markets, to further complement our plastic container business. For 2007, our plastic container business had net sales of $627.4 million (approximately 21 percent of our consolidated net sales) and income from operations of $50.2 million (approximately 19 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We acquired the White Cap closures operations, or White Cap, from Amcor Limited, or Amcor, in Europe and Asia in 2006 and in Venezuela, South America in early 2007, and reunited these operations with the former White Cap closures operations in the United States that we had previously acquired in 2003 to form our global closures business, Silgan White Cap. In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired the metal vacuum closures operations, or Vem, of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to seven other manufacturers for various markets we do not serve directly. For 2007, our closures business had net sales of $615.2 million (approximately 21 percent of our consolidated net sales) and income from operations of $66.2 million (approximately 25 percent of our consolidated income from operations excluding corporate expense).

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2008 approximately 90 percent of our projected metal food container sales, a majority of our projected plastic container sales and a majority of our projected closures sales in the United States will be under multi-year customer supply arrangements.

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

OUR HISTORY

We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-three businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2007. We have also grown our market position in the plastic container business since 1987, with net sales increasing sevenfold to $627.4 million in 2007. With our acquisition of White Cap, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $615.2 million in 2007. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers, steel closures and Omni plastic containers

Acquired Business	Year	Products
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC (Silgan White Cap Americas LLC)	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and Venezuela)	2006 - 2007	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Vem had sales of approximately $29 million for the latest twelve months, with manufacturing operations in Torello, Spain and Dongguan, China. We expect to continue the manufacturing operations in Torello, Spain and will move the assets of the China operation into our existing closures manufacturing facility in China.

In June 2006, we acquired the White Cap operations in Europe from Amcor. Additionally, we acquired the White Cap operations in Turkey in July 2006, in the Philippines and China in December 2006 and in Venezuela in January 2007. With this acquisition, we reunited these operations with the former White Cap operations in the United States that we had acquired in 2003 to create our global closures business, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. Additionally, as part of this acquisition, we may acquire the White Cap operations in Brazil, provided that certain conditions are satisfied.

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

SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT

Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design and manufacture a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic vacuum closures as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety.

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

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. Consistent with this financial strategy, we incurred and assumed debt of $314.5 million to finance the aggregate purchase price for our acquisitions of White Cap and Cousins-Currie in 2006. However, as a result of the ability of our business to generate cash, we repaid $71.8 million of term loan debt by year end 2006. In 2007, we retained a significant amount of cash, increasing cash balances at year end to $95.9 million. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH

We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations, which have grown at compounded annual growth rates of 6.6 percent and 7.6 percent, respectively, over the last ten years.

During the past twenty years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, and Pacific Coast Producers, or Pacific Coast, reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made over the last few years, and are continuing to make, significant capital investment in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends. In 2007, 62 percent of our metal food containers sold had a Quick Top® easy-open end, representing an increase in unit sales of this value-added feature of 39 percent since 2002.

We have grown our market position for our plastic container business since 1987, with net sales increasing sevenfold to $627.4 million in 2007. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. In December 2006, we acquired Cousins-Currie to complement our Canadian plastic container operations and solidify our position as a leading manufacturer in Canada of custom designed plastic containers. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

With our acquisition in March 2003 of Silgan White Cap Americas LLC, our former closures joint venture with Amcor in which we held a minority position, we became a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition in

March 2003, this business was the North American business of the worldwide White Cap business. With our acquisition of White Cap, we reunited these businesses and reestablished it as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. We may pursue further consolidation in these markets. In particular, the closures segment of the consumer goods packaging industry in Europe is highly fragmented, and we intend to pursue further consolidation opportunities in this market. In February 2008, consistent with our strategy, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. We have recently made additional investments in plastic vacuum closure lines in the United States and will evaluate opportunities to grow plastic vacuum closures in other markets. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. In 2006, we announced the closing of two metal food container manufacturing facilities and one plastic container manufacturing facility in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. These plant closings began to generate positive cash-on-cash returns for us beginning in 2007.

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

METAL FOOD CONTAINERS—58 PERCENT OF OUR CONSOLIDATED NET SALES IN 2007

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2007 of approximately half of the market. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2007, our metal food container business had net sales of $1.68 billion (approximately 58 percent of our consolidated net sales) and income from operations of $151.3 million (approximately 56 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2008 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality and high levels of service and value-added features such as our family of Quick Top® easy-open ends.

PLASTIC CONTAINERS—21 PERCENT OF OUR CONSOLIDATED NET SALES IN 2007

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2007, our plastic container business had net sales of $627.4 million (approximately 21 percent of our consolidated net sales) and income from operations of $50.2 million (approximately 19 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sevenfold.

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

CLOSURES—21 PERCENT OF OUR CONSOLIDATED NET SALES IN 2007

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. In 2003, we acquired the remaining 65 percent interest that we did not own in our closures joint venture in the United States from Amcor, our joint venture partner, which operations were the North American operations of White Cap. We acquired the White Cap operations in Europe and Asia in 2006 and in Venezuela in early 2007, and reunited these operations with the former White Cap operations in the United States to form our worldwide closures business. In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to seven other manufacturers for various markets we do not serve. For 2007, our closures business had net sales of $615.2 million (approximately 21 percent of our consolidated net sales) and income from operations of $66.2 million (approximately 25 percent of our consolidated income from operations excluding corporate expense).

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

As of February 29, 2008, we operated a total of 69 manufacturing facilities in ten different countries throughout the world that serve the needs of our customers.

METAL FOOD CONTAINER BUSINESS

The manufacturing operations of our metal food container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top® easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top® easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.

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

We also manufacture plastic closures, caps, sifters and fitments using runnerless injection molding technology. In this process, pellets of plastic resin are melted and forced under pressure into a mold, where they take the mold’s shape. Our thermoformed plastic tubs are manufactured by melting pellets of plastic resin into a plastic sheet. The plastic sheets are then stamped by hot molds to form plastic tubs. Our Omni plastic containers are manufactured using a plastic injection blowmolding process where dissimilar pellets of plastic are heated and co-injected in a proprietary process to form a five-layer preform, which is immediately transferred to a blowmold for final shaping. We designed the equipment for this manufacturing process, and the equipment utilizes a variety of proprietary processes to make rigid plastic containers capable of holding processed foods for extended shelf lives in aesthetically pleasing contoured designs, such as for Campbell’s Soup at Hand™ product.

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

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we also increased prices to pass through increases in our metal costs. Additionally, in 2004 the steel industry experienced raw material supply difficulties and increased worldwide demand which resulted in a tighter than normal supply situation and adversely affected their ability to timely deliver steel. Nevertheless, as a result of our contracts and other arrangements with steel suppliers, we were able to obtain sufficient quantities of steel in 2004 to timely meet all of our customers’ requirements. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2008.

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

In 2007, 2006, and 2005, approximately 12 percent, 13 percent and 12 percent, respectively, of our consolidated net sales were to Campbell; approximately 11 percent of our consolidated net sales each year were to Nestlé; and approximately 7 percent, 8 percent and 11 percent, respectively, of our consolidated net sales were to Del Monte. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2007 of approximately half of the market. Our largest customers for these products include Campbell, Del Monte, General Mills, Inc., Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Seneca Foods L.L.C., Treehouse Foods, Inc. and Unilever Best Foods (a unit of Unilever, N.V.).

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Del Monte, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2008 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to

Nestlé in 2007 were $286.1 million. In 2007, we extended the term of our supply agreement with Nestlé that covers approximately eighty percent of the metal food containers that we supply to Nestlé until December 2013. This supply agreement provides for certain prices and specifies that those prices will be increased or decreased based upon cost change formulas. This supply agreement contains provisions that require us to maintain levels of product quality, service and delivery in order to retain the business. In addition, we continue to supply the remaining metal food containers that we supply to Nestlé under agreed upon terms.

In connection with our acquisition of Del Monte’s U.S. metal food container manufacturing operations in December 1993, we entered into a long-term supply agreement with Del Monte. The term of this supply agreement has been extended until the end of 2011. Under this supply agreement, we supply Del Monte with a significant majority of its U.S. metal container requirements for food and beverage products. In 2007, our net sales of metal food containers to Del Monte were $215.4 million.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2007, our net sales of metal food containers to Campbell were $323.0 million.

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

We are a leading manufacturer of plastic containers in North America for personal care products. Our largest customers for these products include Alberto Culver USA, Inc., Avon Products Inc., Dial Corporation, L’Oréal, Johnson & Johnson, The Procter & Gamble Company, Schering-Plough Corporation, Unilever Home and Personal Care North America (a unit of Unilever, N.V.) and Vi-Jon Inc. We also manufacture decorated plastic tubes, primarily for personal care products. Customers for these products include Alberto Culver USA, Inc., Alticor Inc., Guthy-Renker Corporation and Johnson & Johnson.

We manufacture plastic containers for food and beverage, pet care and household and industrial chemical products. Customers for these product lines include The Clorox Company, Diageo, E.D. Smith & Sons LTD., Kraft Foods Inc., or Kraft, McCormick & Company, Incorporated, Nestlé’s Purina Pet Care, The Procter & Gamble Company, Ralcorp Holdings, Inc. and The Scotts Miracle-Gro Company. In addition, we manufacture plastic closures, caps, sifters and fitments for food, household and pet care products, as well as thermoformed plastic tubs for personal care and household products and Omni plastic bowls for microwaveable prepared foods. Customers for these product lines include Campbell, Hormel, Nestlé’s Nesquik, Nice-Pak Products, Inc. and Unilever Best Foods (a unit of Unilever, N.V.).

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

CLOSURES BUSINESS

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers of our closures business include Campbell, Cadbury Schweppes plc, The Coca-Cola Company, Danone Group, Heinz Group, Hipp GmbH & CoKG, Nestle Group, PepsiCo Inc., Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although as is common many supply arrangements are negotiated on a year-by-year basis.

In addition, we license our technology to seven other manufacturers who supply products in Australia, China, India, Israel, Japan, Korea, Malaysia, Maldives, South Africa, New Zealand, Papua New Guinea, Sri Lanka, Taiwan and Thailand.

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

PLASTIC CONTAINER BUSINESS

Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Constar International, Inc., Graham Packaging Company L.P., Plastipak Packaging Inc., Rexam PLC and Sonoco Products Company. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

CLOSURES BUSINESS

Our closures business competes primarily with Berry Plastics Corporation, Crown Holdings, Inc., Groupe Massilly, Rank Group Plc, Rexam PLC, Tecnocap S.p.a., TOKK Company and Vogel & Noot Holding AG. With our ability to manufacture an extensive range of metal, composite and plastic vacuum closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.

EMPLOYEES

As of December 31, 2007, we employed approximately 2,100 salaried and 6,300 hourly employees on a full-time basis. Approximately 50 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2007, Campbell provided us with approximately 135 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2008 and 2012. As of December 31, 2007, contracts covering approximately 20 percent of our hourly employees in the United States and Canada will expire during 2008. We expect no significant changes in our relations with these unions.

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

RESEARCH AND PRODUCT DEVELOPMENT

Our research, product development and product engineering efforts relating to our metal food container business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. Our research, product development and product engineering efforts relating to our metal, composite and plastic vacuum closures business for food and beverage products are conducted at our research facilities in Downers Grove, Illinois and Hannover, Germany. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2007, December 31, 2006 and December 31, 2005 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2007, we had $992.5 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2007, after taking into account letters of credit of $43.0 million, we had $395.0 million and Cdn $14.0 million of revolving loans available to be borrowed under our senior secured credit facility, or the Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2007, we paid $66.7 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2007, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2007 interest expense by an aggregate of approximately $4.7 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2007.

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

WE FACE COMPETITION FROM MANY COMPANIES AND WE MAY LOSE SALES OR EXPERIENCE LOWER MARGINS ON SALES AS A RESULT OF SUCH COMPETITION.

The manufacture and sale of metal and plastic containers and closures is highly competitive. We compete with other manufacturers of metal and plastic containers and closures and manufacturers of other packaging products, as well as packaged goods companies who manufacture containers and closures for their own use and for sale to others. We compete primarily on the basis of price, quality and service. To the extent that any of our competitors is able to offer better prices, quality and/or services, we could lose customers and our sales may decline.

Approximately 90 percent of our metal food container sales, a majority of sales of our plastic container business and a majority of sales of our domestic closures operations in 2007 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.

DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.

We manufacture and sell consumer goods packaging products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly,

such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products, such as changes to coatings and compounds that we use, possibly resulting in the incurrence by us of additional costs. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2008. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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

THE COST OF PRODUCING OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY INCREASES TO THE PRICE OF ENERGY.

The cost of producing our products is sensitive to our energy costs such as natural gas and electricity. We have, from time to time, entered into contracts to hedge a portion of our natural gas costs. Energy prices, in particular oil and natural gas, have increased in recent years, with a corresponding effect on our production costs.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2007, we employed approximately 6,300 hourly employees on a full-time basis. Approximately 50 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2008 and 2012. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements.

WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS.

We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the U.S. and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Additionally, many of our products come into contact with the food and beverages that they package, and therefore we may be subject to risks and liabilities related to health and safety matters in connection with our products. Such liabilities and costs could have a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

As a result of our acquisition of White Cap in Europe, Asia and South America, our business has become more international in scope. As of February 29, 2008, we have a total of nine manufacturing facilities in a total of eight countries in Europe, Asia and South America, serving customers in over 70 countries worldwide. Our closures operations in Europe, Asia and South America generate a significant amount of our consolidated net sales. In 2007, these operations generated approximately $313.4 million of our consolidated net sales. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $310.7 million of goodwill and $32.1 million of trade names recorded on our consolidated balance sheet at December 31, 2007. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2007, Messrs. Silver and Horrigan beneficially owned an aggregate of 12,269,670 shares of our common stock, or approximately 33 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 14,306,180 shares of our common stock in the aggregate (as adjusted for our two-for-one stock split in 2005). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 31 operating facilities for the metal food container business, 24 operating facilities for the plastic container business and 14 operating facilities for the closures business. We own 32 of these facilities and lease 37. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 29, 2008 for our metal food container business:

Location	Approximate Building Area (square feet)
Tarrant, AL	89,100
Antioch, CA	144,500 (leased)
Kingsburg, CA	54,000 (leased)
Modesto, CA	37,800 (leased)
Modesto, CA	128,000 (leased)
Modesto, CA	150,000 (leased)
Riverbank, CA	167,000
Sacramento, CA	284,900 (leased)
Hoopeston, IL	323,000
Rochelle, IL	220,000
Waukegan, IL	74,200 (leased)
Hammond, IN	158,000 (leased)
Laporte, IN	144,000 (leased)
Ft. Dodge, IA	226,500 (leased)
Fort Madison, IA	150,700 (56,000 leased)
Savage, MN	160,000
St. Paul, MN	470,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800 (leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100 (leased)
Crystal City, TX	26,000 (leased)
Paris, TX	266,300 (leased)
Toppenish, WA	105,000
Menomonee Falls, WI	116,000
Menomonie, WI	129,400 (leased)
Oconomowoc, WI	114,600
Plover, WI	91,400 (leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of February 29, 2008 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	186,700	(leased)
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	401,200
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	96,700	(leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400	(leased)
Breinigsville, PA	70,000	(leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Richmond, VA	70,000	(leased)
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	77,800	(leased)

Below is a list of our operating facilities, including attached warehouses, as of February 29, 2008 for our closures business:

Location	Approximate Building Area (square feet)
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
West Hazleton, PA	151,500	(leased)
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Niepolomice, Poland	170,100
Niepolomice, Poland	21,500
Torello, Spain	71,900	(leased)
Dudullu (Istanbul), Turkey	81,700	(leased)
Shanghai, China	49,400
Calamba (Manila), Philippines	38,800
Valencia, Venezuela	87,800

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2008, we had approximately 47 holders of record of our common stock.

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

We began paying quarterly cash dividends on our common stock of $0.08 per share in the second quarter of 2004. In February 2005, our Board of Directors increased the amount of our quarterly cash dividend to $0.10 per share and in each quarter of 2005 declared a cash dividend on our common stock of $0.10 per share. In March 2006, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.12 per share and in each quarter of 2006 declared a cash dividend on our common stock of $0.12 per share. In February 2007, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.16 per share and in each quarter of 2007 declared a cash dividend on our common stock of $0.16 per share. In February 2008, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.17 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under the Credit Agreement and our indenture for our 6 3/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2007
First Quarter	$51.54	$42.95	$0.16
Second Quarter	58.80	50.73	0.16
Third Quarter	61.10	48.48	0.16
Fourth Quarter	58.20	50.59	0.16

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2006
First Quarter	$40.89	$35.17	$0.12
Second Quarter	40.06	35.88	0.12
Third Quarter	38.95	33.85	0.12
Fourth Quarter	44.58	37.72	0.12

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2007. Our consolidated financial statements for the five years ended December 31, 2007 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2007(a)	2006(b)	2005	2004	2003
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$2,923.0	$2,667.5	$2,495.6	$2,420.5	$2,312.2
Cost of goods sold	2,509.3	2,305.1	2,171.6	2,110.1	2,026.7

Gross profit	413.7	362.4	324.0	310.4	285.5
Selling, general and administrative expenses	148.8	131.4	114.7	108.7	108.4
Rationalization charges	5.7	16.4	0.3	2.1	9.0

Income from operations	259.2	214.6	209.0	199.6	168.1
Interest and other debt expense	66.0	59.2	49.4	55.6	78.8
Loss on early extinguishment of debt	—	0.2	11.2	1.6	19.2

Interest and other debt expense	66.0	59.4	60.6	57.2	98.0

Income before income taxes and equity in losses of affiliates	193.2	155.2	148.4	142.4	70.1
Provision for income taxes	70.4	51.2	60.8	58.2	27.8

Income before equity in losses of affiliates	122.8	104.0	87.6	84.2	42.3
Equity in losses of affiliates	—	—	—	—	(0.3)

Net income	$122.8	$104.0	$87.6	$84.2	$42.0

Per Share Data: (c)
Basic net income per share	$3.26	$2.78	$2.36	$2.29	$1.15

Diluted net income per share	$3.22	$2.74	$2.33	$2.26	$1.14

Dividends per share	$0.64	$0.48	$0.40	$0.23	$—

Selected Segment Data:
Net sales:
Metal food containers	$1,680.4	$1,624.9	$1,609.8	$1,589.7	$1,542.7
Plastic containers	627.4	592.3	610.1	578.4	561.7
Closures	615.2	450.3	275.7	252.4	207.8
Income from operations:
Metal food containers (d)	151.3	133.4	151.4	138.0	126.8
Plastic containers (e)	50.2	42.5	40.8	52.1	48.0
Closures (f)	66.2	49.8	27.3	16.7	(0.8)

(continued)

Selected Financial Data

	Year Ended December 31,
	2007(a)	2006(b)	2005	2004	2003
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$155.0	$121.7	$89.1	$102.9	$105.9
Depreciation and amortization (g)	138.0	126.2	121.2	118.5	111.3
Net cash provided by operating activities	279.7	221.6	209.1	277.7	223.8
Net cash used in investing activities	(158.9)	(438.4)	(86.0)	(92.9)	(310.0)
Net cash (used in) provided by financing
activities	(41.6)	213.1	(138.1)	(161.5)	39.9
Balance Sheet Data (at end of period):
Goodwill	$310.7	$304.4	$201.2	$198.3	$202.4
Total assets	2,140.0	2,008.4	1,530.6	1,597.2	1,621.1
Total debt	992.5	955.6	700.4	841.7	1,002.6
Stockholders’ equity	500.1	366.5	273.4	207.4	120.8

Notes to Selected Financial Data

(a)	In January 2007, we acquired majority ownership of the White Cap closures operations in Venezuela.
(b)	In June 2006, we acquired the White Cap closures operations in Europe. In July 2006, we acquired the White Cap closures operations in Turkey, and in December 2006 we acquired the White Cap closures operations in China and the Philippines. In December 2006, we acquired Cousins-Currie.
(c)	Per share amounts have been restated for the two-for-one stock split of our common stock that occurred on September 15, 2005.
(d)	Income from operations of the metal food container business includes rationalization charges of $5.5 million, $12.1 million and $0.8 million in 2007, 2006 and 2004, respectively.
(e)	Income from operations of the plastic container business includes rationalization charges of $0.2 million, $4.3 million, $0.3 million, $0.3 million and $7.8 million in 2007, 2006, 2005, 2004 and 2003, respectively.
(f)	Income from operations of the closures business includes rationalization charges of $1.0 million and $1.2 million in 2004 and 2003, respectively.
(g)	Depreciation and amortization excludes amortization of debt issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2007. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products; and metal, composite and plastic vacuum closures for food and beverage products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2007 of approximately half of the market in the United States, a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and pet care markets, and a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations at compounded annual rates of 6.6 percent and 7.6 percent, respectively, over the past ten years, largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market.

ACQUISITIONS

We acquired the White Cap closures operations from Amcor in Europe in June 2006, in Turkey in July 2006 and in China and the Philippines in December 2006. In January 2007, we acquired majority ownership of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap operations in Brazil is subject to the satisfaction of certain conditions. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $284.3 million for White Cap, including acquisition fees, net of cash actually acquired of $5.3 million, financed primarily through Euro borrowings under our Credit Agreement. As part of the acquisitions, we assumed $18.7 million of indebtedness.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers. The purchase price of $41.8 million was financed primarily with Canadian dollar borrowings under our Credit Agreement.

In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., for an aggregate purchase price of approximately $10 million, strengthening our position in the growing Southern European and Asian markets.

SALES GROWTH

We have increased net sales and market share in our metal food container, plastic container and closures businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

During the past twenty years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell and Pacific Coast reflect this trend. We estimate that approximately 7 percent of the market for metal food containers is still served by self-manufacturers.

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2007, 62 percent of our metal food containers sold had a Quick Top® easy-open end, representing an increase in unit sales of this value-added feature of 39 percent since 2002.

We have improved the market position of our plastic container business since 1987, with net sales increasing sevenfold to $627.4 million in 2007. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

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

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers. Over the past five years, we have invested $574.6 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our three largest customers, Nestlé (through 2013 for approximately 80 percent of our sales to Nestlé), Del Monte (through 2011) and Campbell (through 2013). We estimate that in 2008 approximately 90 percent of our projected metal food container sales, a majority of our projected plastic container sales and a majority of our projected closures sales in the United Sates will be under multi-year arrangements.

Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. In recent years, the steel industry in the United States announced significant price increases for steel. Under our supply arrangements, we were able to increase prices to pass through higher steel costs. For our non-contract customers, we also increased prices to pass through higher steel costs. Resin prices have also increased significantly in the past few years, and we have been able to increase prices to pass through increased resin costs in accordance with our supply arrangements.

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

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. In 2007, we retained a significant amount of cash, increasing cash balances at year end to $95.9 million. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted uses.

During 2006, we borrowed € 200 million and Cdn $45 million of term loans under our Credit Agreement to finance our acquisitions of White Cap and Cousins-Currie, respectively. In addition, our Credit Agreement allows for an incremental loan facility of $350 million, which may be borrowed in the form of term loans or, for up to $200 million, in the form of revolving loans. From 2004 through 2006, we utilized available cash flow to pay down $374 million of borrowings under our Credit Agreement.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under the Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2007 we had $353.5 million of indebtedness, or 36 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2007, 2006 and 2005, our aggregate interest and other debt expense before the loss on early extinguishment of debt as a percentage of our income from operations was 25.5 percent, 27.6 percent and 23.6 percent, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2007 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005
Operating Data:
Net sales:
Metal food containers	57.5%	60.9%	64.5%
Plastic containers	21.5	22.2	24.4
Closures	21.0	16.9	11.1

Consolidated	100.0	100.0	100.0
Cost of goods sold	85.8	86.4	87.0

Gross profit	14.2	13.6	13.0
Selling, general and administrative expenses	5.1	5.0	4.6
Rationalization charges	0.2	0.6	—

Income from operations	8.9	8.0	8.4
Interest and other debt expense	2.3	2.2	2.0
Loss on early extinguishment of debt	—	—	0.5

Interest and other debt expense	2.3	2.2	2.5

Income before income taxes	6.6	5.8	5.9
Provision for income taxes	2.4	1.9	2.4

Net income	4.2%	3.9%	3.5%

Summary results for our business segments for the years ended December 31, 2007, 2006 and 2005 are provided below.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Net sales:
Metal food containers	$1,680.4	$1,624.9	$1,609.8
Plastic containers	627.4	592.3	610.1
Closures	615.2	450.3	275.7

Consolidated	$2,923.0	$2,667.5	$2,495.6

Income from operations:
Metal food containers (1)	$151.3	$133.4	$151.4
Plastic containers (2)	50.2	42.5	40.8
Closures	66.2	49.8	27.3
Corporate	(8.5)	(11.1)	(10.5)

Consolidated	$259.2	$214.6	$209.0

(1)

Includes rationalization charges of $5.5 million and $12.1 million in 2007 and 2006, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

(2)

Includes rationalization charges of $0.2 million, $4.3 million and $0.3 million in 2007, 2006 and 2005, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Overview. Consolidated net sales were $2.923 billion in 2007, representing a 9.6 percent increase as compared to 2006 principally due to the full year impact from the acquisitions of the international closures operations and Cousins-Currie, higher average selling prices across all businesses primarily as a result of the pass through of higher raw material and other manufacturing costs, improved volumes in each business and favorable foreign currency translation. Income from operations in 2007 increased by $44.6 million, or 20.8 percent, as compared to 2006. The increase in income from operations was due to stronger results across all three businesses and the impact of $10.7 million lower rationalization charges versus 2006. Net income in 2007 increased $18.8 million to $122.8 million. Our 2007 results included rationalization charges of $0.10 per diluted share, net of tax. Our 2006 results included a tax benefit net of fees of $0.15 per diluted share, as well as rationalization charges of $0.29 per diluted share, net of tax.

Net Sales. The $255.5 million increase in consolidated net sales in 2007 as compared to 2006 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $55.5 million, or 3.4 percent, in 2007 as compared to 2006. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs as well as slightly higher unit volumes.

Net sales for the plastic container business in 2007 increased $35.1 million, or 5.9 percent, as compared to 2006. This increase was principally a result of the Cousins-Currie acquisition, improved unit volumes and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by a less favorable mix of products sold.

Net sales for the closures business in 2007 increased $164.9 million, or 36.6 percent, as compared to 2006. This increase was primarily the result of the full year impact from the acquisition of the international closures operations, favorable foreign currency translation of $14.8 million, strong unit volume increases and higher average selling prices due to the pass through of higher raw material costs.

Gross Profit. Gross profit margin increased to 14.2 percent in 2007 as compared to 13.6 percent in 2006 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 5.1 percent in 2007 as compared to 5.0 percent in 2006, due primarily to the inclusion for the full year of the international closures operations which incur such expenses at a higher percentage of its sales than our other operations. Selling, general and administrative expenses for 2006 included the incurrence of $1.5 million of tax professional fees for research and development tax initiatives.

Income from Operations. Income from operations for 2007 increased by $44.6 million as compared to 2006, and operating margin increased to 8.9 percent from 8.0 percent over the same periods. We recorded rationalization charges totaling $5.7 million and $16.4 million in 2007 and 2006, respectively.

Income from operations of the metal food container business for 2007 increased $17.9 million, or 13.4 percent, as compared to 2006, and operating margin increased to 9.0 percent from 8.2 percent over the same periods. These increases were the result of $6.6 million lower rationalization charges in 2007, benefits derived from ongoing cost reduction initiatives including from plant closings completed during the year, slightly higher unit volumes and improved manufacturing performance. These benefits were partially offset by the negative cost impact in 2007 attributable to the reduction of provisional inventory as compared to the benefits of building this inventory in 2006 in anticipation of certain union negotiations which were completed in 2007.

Income from operations of the plastic container business for 2007 increased $7.7 million, or 18.1 percent, as compared to 2006, and operating margin increased to 8.0 percent from 7.2 percent over the same periods. Income from operations and operating margin increased primarily as a result of the impact of the Cousins-Currie acquisition, a $4.1 million reduction in rationalization charges in 2007, improved volumes and the benefits of productivity improvements and cost reductions. These benefits were partially offset by the negative effect of resin cost increases and the timing of the corresponding customer price pass through and a less favorable mix of products sold.

Income from operations of the closures business for 2007 increased $16.4 million, or 32.9 percent, as compared to 2006, while operating margin decreased to 10.8 percent from 11.1 percent over the same periods. The increase in income from operations was primarily attributable to the full year effect of the international closures acquisition, improved volumes and continued cost reductions across the closures business. The decrease in operating margin was due primarily to the inclusion for the full year of the international operations which generally incur selling, general and administrative expenses at a higher percentage of sales as compared to the domestic operations.

Interest and Other Debt Expense. Interest and other debt expense for 2007 increased $6.6 million to $66.0 million as compared to 2006. This increase was primarily due to the full year impact of the 2006 acquisition borrowings.

Provision for Income Taxes. The effective tax rate for 2007 was 36.5 percent as compared to 33.0 percent in 2006. The increase in the effective tax rate was primarily attributable to the cumulative prior year benefits of tax initiatives related to research and development tax credits recorded in 2006, partly offset by lower statutory rates associated with the acquired international operations.

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

Interest and Other Debt Expense. Interest and other debt expense before the loss on early extinguishment of debt for 2006 increased $9.8 million to $59.2 million as compared to 2005. This increase resulted primarily from higher outstanding borrowings which were used to fund the acquisitions completed in 2006 and the effects of higher market interest rates. In addition, in 2005 we incurred a non-cash, pre-tax charge of $11.2 million for the loss on early extinguishment of debt primarily as a result of the refinancing of our previous senior secured credit facility in June 2005.

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

On June 30, 2005, we completed the refinancing of our $850 million previous senior secured credit facility by entering into our new $1.0 billion Credit Agreement. The Credit Agreement provided us with $425 million of A term loans and $125 million of B term loans, and provides us with up to $438 million and Cdn $14 million of revolving loans. Under the Credit Agreement, we may use revolving loans for working capital and other general corporate purposes, including acquisitions. The Credit Agreement also provides us with an uncommitted incremental loan facility of up to an additional $350 million, which may be used to finance acquisitions and for other permitted purposes. You should also read Note 7 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

In 2005, we borrowed Cdn $45 million of term loans under the Credit Agreement primarily to repatriate earnings of our Canadian subsidiaries in connection with the American Jobs Creation Act. In 2006, we borrowed €200 million and Cdn $45 million of term loans under the Credit Agreement to fund our acquisitions of White Cap and Cousins-Currie, respectively.

Term loans under our Credit Agreement are repayable in scheduled amounts through June 30, 2012. In addition to our mandatory repayments, we made voluntary prepayments of our term loans of $71.0 million and $90.0 million, respectively, in 2006 and 2005.

In 2007, we used cash from operations of $279.7 million and net proceeds from stock-based compensation issuances of $2.7 million to fund our acquisition of the White Cap operations in Venezuela for $7.8 million, net of cash acquired, net capital expenditures of $151.0 million, decreases in outstanding checks of $7.2 million, net payments of debt of $12.9 million and dividends paid on our common stock of $24.3 million and to increase cash balances by $79.2 million.

In 2007, changes in working capital generated cash of $7.1 million as compared to using cash of $30.5 million and $21.6 million in 2006 and 2005, respectively, due primarily to the use of provisional inventory built in 2006 in anticipation of certain union negotiations which were completed in 2007 and the timing of payments and cash receipts at the end of 2007.

In 2006, we used cash from operations of $221.6 million, net borrowings of revolving loans of $7.1 million, net borrowings of long-term debt of $224.5 million, cash balances of $3.7 million and net proceeds from stock-based compensation issuances of $5.8 million to fund our 2006 acquisitions for $318.2 million, net of cash acquired, net capital expenditures of $120.2 million, decreases in outstanding checks of $3.9 million, debt issuance costs of $2.4 million incurred in connection with our additional borrowings under the Credit Agreement and dividends paid on our common stock of $18.0 million.

In 2005, we used cash from operations of $209.1 million, increases in outstanding checks of $18.9 million, cash balances of $15.0 million, proceeds from stock option exercises of $3.9 million to fund net payments of debt of $141.3 million, net capital expenditures of $86.0 million, dividends paid on common stock of $14.9 million and debt issuance costs of $4.7 million.

In February 2008, our Board of Directors declared a quarterly cash dividend on our common stock of $0.17 per share, payable on March 25, 2008 to the holders of record of our common stock on March 11, 2008. The cash payment for this quarterly dividend is expected to be approximately $6.5 million.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity on June 30, 2011. At December 31, 2007 and 2006, there were no revolving loans outstanding under our Credit Agreement. After taking into account letters of credit of $43.0 million, borrowings available under the revolving loan facility of our Credit Agreement were $409.3 million (in U.S. dollar equivalents) on December 31, 2007.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2007, 2006 and 2005, the average amount of revolving loans outstanding under our Credit Agreement, including seasonal borrowings, was $195.4 million, $180.0 million and $189.5 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $325.3 million, $321.5 million and $289.8 million, respectively.

For 2008, we estimate that we will utilize approximately $300-$350 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements, which range could be lower if we use any cash retained at the end of 2007 for working capital needs. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

In addition to our operating cash needs, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $110 to $140 million;

•

principal amortization payments of bank term loans under the Credit Agreement and other outstanding debt agreements of $112.9 million in 2008, $130.4 million in each of 2009 and 2010 and $222.3 million in 2011;

•	cash payments for quarterly dividends on our common stock of approximately $6.5 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2007 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under the Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes; and

•

payments of approximately $65 to $75 million for federal, state and foreign tax liabilities in 2008, which includes the benefits from the recent Economic Stimulus Act of 2008 and which may increase annually thereafter.

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

The Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2008 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2007 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$992.5	$112.9	$260.7	$418.9	$200.0
Interest on fixed rate debt (2)	79.5	13.7	27.0	27.0	11.8
Interest on variable rate debt (3)	136.5	43.8	68.5	24.2	—
Operating lease obligations	159.2	28.3	44.4	33.0	53.5
Purchase obligations (4)	22.9	22.9	—	—	—
Other postretirement benefit obligations (5)	46.5	4.9	10.0	9.8	21.8

Total (6)	$1,437.1	$226.5	$410.6	$512.9	$287.1

(1)	These amounts represent expected cash payments of our long-term debt.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)

These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2007.

(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2017.
(6)

Based on current tax law, there are no significant minimum required contributions to our pension plans in 2008. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets.

At December 31, 2007, we also had outstanding letters of credit of $43.0 million that were issued under the Credit Agreement.

You should also read Notes 7, 8 and 10 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

EFFECT OF INFLATION AND INTEREST RATE FLUCTUATIONS

Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials (subject to contractual lag periods for resin costs) and to significantly reduce the exposure of our results of operations to increases in other costs, such as labor and other manufacturing costs.

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2007, we had $992.5 million of indebtedness outstanding, of which $353.5 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 3.3 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as required. These agreements mature as follows: $100 million and €25 million in 2008, $75 million and Cdn $25 million in 2010, €30 million in 2011 and €105 million in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a total charge to earnings during 2006 of $4.3 million, which consisted of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $1.5 million for plant exit costs. The plant has ceased operations and all cash has been expended.

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of this facility will be $14.0 million. These costs include $5.8 million of non-cash pension and postretirement curtailment expense, $2.9 million of employee severance and benefits, including special termination benefits, $2.3 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during 2006 were $8.6 million which consisted of $4.6 million for non-cash pension and postretirement curtailment expense, $1.9 million for employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2007 of $3.9 million were comprised of $1.9 million for employee severance and benefits which included $1.2 million of non-cash pension curtailment expense, $1.1 million for plant exit costs and $0.9 million for the non-cash write-down and accelerated depreciation of the building and equipment. The facility is expected to cease operations in the first quarter of 2008. Additional charges of $1.5 million are expected through 2008. Cash expenditures of $3.1 million are expected primarily in 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan includes the termination or relocation of approximately 110 plant employees and other related plant exit costs. We estimate total rationalization charges for the plan of $5.5 million including $4.1 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2006 of $3.5 million consisted of $3.3 million for the estimated cost to withdraw from the multi-employer pension plan, $0.1 million for employee severance and benefits and $0.1 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2007 of $1.6 million were comprised of $0.7 million for employee severance and benefits, $0.6 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. In 2007, we ceased operations in this facility. Additional charges of $0.4 million are expected through 2008 for plant exit costs. Cash payments of $3.9 million are expected in 2008 and beyond. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

Under these rationalization plans and other rationalization and acquisition plans initiated in previous years, we made cash payments of $2.9 million, $3.1 million and $1.2 million in 2007, 2006 and 2005, respectively. Additional cash spending of approximately $7.2 million is expected for our plans, primarily in 2008.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.0 million. For 2008, we increased our domestic discount rate from 6.0 percent to 6.5 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $1.0 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method, which does not result in the restatement of previously issued financial statements. Therefore, for the year ended December 31, 2006 we recognized compensation expense based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and for all awards granted to employees prior to the effective date that were not vested on January 1, 2006. The adoption of SFAS No. 123(R)’s fair value method did not have a significant impact on our results of operations, financial position, cash flows or basic and diluted net income per share. You should also read Note 12 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

Effective December 31, 2006, we prospectively adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). The impact of the adoption of SFAS No. 158 to the pension benefit plans at December 31, 2006 decreased non-current assets by $17.7 million, increased non-current liabilities by $16.5 million and decreased accumulated other comprehensive income by $34.2 million, net of a deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans at December 31, 2006 plans decreased non-current assets by $2.9 million, increased current liabilities by $5.2 million, decreased non-current liabilities by $12.9 million and increased accumulated other comprehensive income by $4.8 million, net of a deferred tax provision of $3.0 million. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. As a result, we recognized a reduction to opening retained earnings at January 1, 2007 of $1.8 million to recognize long-term tax liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157 as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually) to January 1, 2009. We do not expect that the adoption of SFAS No. 157, as it relates to financial assets and financial liabilities, will have a significant effect on our financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us on January 1, 2008. We have elected not to measure eligible items at fair value and, therefore, do not expect that the adoption of SFAS No. 159 will have a significant effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We will apply SFAS No. 141(R) to any acquisitions completed on or after January 1, 2009.

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

The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to retain sales with our major customers or to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the adoption of new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2007 and 2006, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 39 percent and 36 percent of our average outstanding total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under the Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under the Credit Agreement. You should also read Notes 4, 7 and 8 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2007, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2007 interest expense by an aggregate of approximately $4.7 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2007.

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

We also purchase other commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2007 and 2006, we entered into natural gas swap agreements to hedge approximately 41 percent and 61 percent, respectively, of our domestic exposure to fluctuations in natural gas prices. At December 31, 2007, we did not have any natural gas swap agreements outstanding. You should also read Notes 4 and 8 to our Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2007, a ten percent change in natural gas costs would have impacted our 2007 cost of goods sold by approximately $2.5 million, after taking into account our natural gas swap agreements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Silgan Holdings Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 25, 2008

ITEM 9B. OTHER INFORMATION.

On November 6, 2007, our Board of Directors approved an amendment to our amended and restated by-laws in order to comply with the Nasdaq’s requirement to have all listed companies eligible to participate in the direct registration system. A copy of the amendment to our amended and restated by-laws is included as Exhibit 3.3 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amended and Restated By-laws of Silgan Holdings (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

*3.3	First Amendment to Amended and Restated By-laws of Silgan Holdings.

4.1	Indenture, dated as of November 14, 2003, between Silgan Holdings and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.2	Form of Silgan Holdings 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.3	Registration Rights Agreement dated as of October 30, 2003 between Silgan Holdings and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Credit Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.3	First Amendment to Credit Agreement and US Pledge Agreement, dated as of December 19, 2005, and effective as of December 22, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 29, 2005, Commission File No. 000-22117).

10.4	Second Amendment to the Credit Agreement, dated as of May 23, 2006, among Silgan Holding Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

Exhibit Number	Description
10.5	Third Amendment to Credit Agreement, dated as of December 19, 2006 and effective as of December 20, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 27, 2006, Commission File No. 000-22117).

10.6	US Security Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.7	US Pledge Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.8	US Borrower/Subsidiaries Guaranty, dated as of June 30, 2005, made by each of Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation and Silgan Tubes Holding Company, in favor of the creditors thereunder (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.9	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.10	Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Commission File No. 000-22117).

10.11	Amendment to Purchase Agreement, dated as of June 1, 2006, by and between Silgan Holdings Inc. and Amcor Limited (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

10.12	Equity Underwriting Agreement, dated November 6, 2001, among Silgan Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P., and Deutsche Banc Alex. Brown Inc. and Morgan Stanley & Co. Incorporated as representatives of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 10.17 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

Exhibit Number	Description
+10.13	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.14	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.15	Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation’s Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.16	Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation’s Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.17	Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

+10.18	InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.19	Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.20	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.21	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

10.22	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.23	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.24	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.25	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.26	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

Exhibit Number	Description
+10.27	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.28	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

*10.29	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 29, 2008	By	/s/ ANTHONY J. ALLOTT
Anthony J. Allott President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. PHILIP SILVER (R. Philip Silver)	Co-Chairman of the Board	February 29, 2008

/s/ D. GREG HORRIGAN (D. Greg Horrigan)	Co-Chairman of the Board	February 29, 2008

/s/ JOHN W. ALDEN (John W. Alden)	Director	February 29, 2008

/s/ JEFFREY C. CROWE (Jeffrey C. Crowe)	Director	February 29, 2008

/s/ WILLIAM C. JENNINGS (William C. Jennings)	Director	February 29, 2008

/s/ EDWARD A. LAPEKAS (Edward A. Lapekas)	Director	February 29, 2008

/s/ ANTHONY J. ALLOTT (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ ROBERT B. LEWIS (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective December 31, 2006, adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and effective January 1, 2007, adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Stamford, Connecticut

February 25, 2008

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$95,941	$16,737
Trade accounts receivable, less allowances of $4,877 and $3,042, respectively	219,775	232,429
Inventories	427,807	426,591
Prepaid expenses and other current assets	27,670	41,995

Total current assets	771,193	717,752

Property, plant and equipment, net	939,627	894,647
Goodwill	310,692	304,393
Other intangible assets, net	63,526	47,833
Other assets, net	54,975	43,754

	$2,140,013	$2,008,379

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$112,921	$26,417
Trade accounts payable	272,999	299,938
Accrued payroll and related costs	70,996	72,205
Accrued liabilities	34,028	34,404

Total current liabilities	490,944	432,964

Long-term debt	879,581	929,221
Other liabilities	269,405	279,654

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 100,000,000 shares authorized, 43,041,968 and 42,923,808 shares issued and 37,740,133 and 37,587,742 shares outstanding, respectively)	430	429
Paid-in capital	152,629	146,332
Retained earnings	392,108	295,433
Accumulated other comprehensive income (loss)	15,064	(15,564)
Treasury stock at cost (5,301,835 and 5,336,066 shares, respectively)	(60,148)	(60,090)

Total stockholders’ equity	500,083	366,540

	$2,140,013	$2,008,379

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	2007	2006	2005
Net sales	$2,922,996	$2,667,519	$2,495,551
Cost of goods sold	2,509,336	2,305,148	2,171,608

Gross profit	413,660	362,371	323,943
Selling, general and administrative expenses	148,718	131,379	114,668
Rationalization charges	5,738	16,347	270

Income from operations	259,204	214,645	209,005
Interest and other debt expense	66,003	59,168	49,386
Loss on early extinguishment of debt	—	229	11,230

Interest and other debt expense	66,003	59,397	60,616

Income before income taxes	193,201	155,248	148,389
Provision for income taxes	70,422	51,232	60,839

Net income	$122,779	$104,016	$87,550

Basic net income per share	$3.26	$2.78	$2.36

Diluted net income per share	$3.22	$2.74	$2.33

Dividends per share	$0.64	$0.48	$0.40

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2005	18,423	$211	$131,685	$136,768	$859	$(1,694)	$(60,393)	$207,436
Comprehensive income:
Net income	—	—	—	87,550	—	—	—	87,550
Minimum pension liability, net of tax benefit of $12,410	—	—	—	—	(17,857)	—	—	(17,857)
Change in fair value of derivatives, net of tax provision of $826	—	—	—	—	1,188	—	—	1,188
Foreign currency translation	—	—	—	—	1,922	—	—	1,922

Comprehensive income								72,803

Dividends declared on common stock	—	—	—	(14,859)	—	—	—	(14,859)
Net issuance of restricted stock units	—	—	777	—	—	(777)	—	—
Amortization of stock compensation	—	—	—	—	—	578	—	578
Stock option exercises, including tax benefit of $3,532	233	2	7,383	—	—	—	—	7,385
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $39	8	—	(157)	—	—	—	164	7
Two-for-one stock split, net of treasury shares of 2,679	18,602	213	(213)	—	—	—	—	—

Balance at December 31, 2005	37,266	426	139,475	209,459	(13,888)	(1,893)	(60,229)	273,350
Comprehensive income:
Net income	—	—	—	104,016	—	—	—	104,016
Minimum pension liability, net of tax provision of $19,679	—	—	—	—	28,996	—	—	28,996
Change in fair value of derivatives, net of tax benefit of $1,759	—	—	—	—	(2,617)	—	—	(2,617)
Foreign currency translation, net of tax benefit of $1,791	—	—	—	—	1,349	—	—	1,349

Comprehensive income								131,744

Adjustment to initially apply SFAS No. 158, net of tax benefit of $19,418	—	—	—	—	(29,404)	—	—	(29,404)
Dividends declared on common stock	—	—	—	(18,042)	—	—	—	(18,042)
Reversal of unamortized stock compensation	—	—	(1,893)	—	—	1,893	—	—
Stock compensation expense	—	—	2,275	—	—	—	—	2,275
Stock option exercises, including tax benefit of $3,495	301	3	6,724	—	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $107	21	—	(249)	—	—	—	139	(110)

Balance at December 31, 2006	37,588	$429	$146,332	$295,433	$(15,564)	$—	$(60,090)	$366,540

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock Compensation	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at December 31, 2006	37,588	$429	$146,332	$295,433	$(15,564)	$—	$(60,090)	$366,540
Comprehensive income:
Net income	—	—	—	122,779	—	—	—	122,779
Changes in net prior service credit and actuarial losses, net of tax provision of $6,147	—	—	—	—	10,577	—	—	10,577
Change in fair value of derivatives, net of tax provision of $325	—	—	—	—	343	—	—	343
Foreign currency translation, net of tax benefit of $13,496	—	—	—	—	19,708	—	—	19,708

Comprehensive income								153,407

Adjustment to initially apply FIN 48	—	—	—	(1,815)	—	—	—	(1,815)
Dividends declared on common stock	—	—	—	(24,289)	—	—	—	(24,289)
Stock compensation expense	—	—	3,170	—	—	—	—	3,170
Stock option exercises, including tax benefit of $1,778	118	1	3,465	—	—	—	—	3,466
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $301	34	—	(338)	—	—	—	(58)	(396)

Balance at December 31, 2007	37,740	$430	$152,629	$392,108	$15,064	$—	$(60,148)	$500,083

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$122,779	$104,016	$87,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,983	126,210	121,171
Amortization of debt issuance costs	1,348	1,201	2,272
Rationalization charges	5,738	16,347	270
Loss on early extinguishment of debt	—	229	11,230
Deferred income tax (benefit) provision	(11,881)	22,394	33,027
Excess tax benefit from stock-based compensation	(1,711)	(2,760)	—
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	24,340	(18,663)	(6,661)
Inventories	11,451	(37,511)	563
Trade accounts payable	(28,642)	25,646	(15,502)
Accrued liabilities	(10,079)	(916)	(7,002)
Other, net	28,383	(14,562)	(17,771)

Net cash provided by operating activities	279,709	221,631	209,147

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(7,846)	(318,231)	—
Capital expenditures	(154,946)	(121,672)	(89,132)
Proceeds from asset sales	3,917	1,457	3,154

Net cash used in investing activities	(158,875)	(438,446)	(85,978)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	819,551	959,841	1,124,425
Repayments under revolving loans	(831,990)	(952,675)	(1,124,425)
Proceeds from stock option exercises	1,688	3,232	3,853
Changes in outstanding checks—principally vendors	(7,176)	(3,900)	18,938
Proceeds from issuance of long-term debt	—	296,323	588,628
Repayments of long-term debt	(428)	(71,846)	(729,918)
Dividends paid on common stock	(24,289)	(18,042)	(14,859)
Excess tax benefit from stock-based compensation	1,711	2,760	—
Repurchases of treasury shares	(697)	(217)	(32)
Debt issuance costs	—	(2,385)	(4,734)

Net cash (used in) provided by financing activities	(41,630)	213,091	(138,124)

Cash and cash equivalents:
Net increase (decrease)	79,204	(3,724)	(14,955)
Balance at beginning of year	16,737	20,461	35,416

Balance at end of year	$95,941	$16,737	$20,461

Interest paid, net	$66,693	$58,544	$50,058
Income taxes paid, net of refunds	75,152	36,139	25,832

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Holdings, and its subsidiaries conduct business in three market segments: metal food containers, plastic containers and closures. Our metal food containers business is engaged in the manufacture and sale of steel and aluminum containers for human and pet foods. Our plastic containers business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products. Our metal food and plastic container businesses are based in North America. Our closures business has operating facilities in North and South America, Europe and Asia.

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

Our subsidiaries that operate outside the United States use their local currency as the functional currency. The principal functional currencies for our foreign operations are the Euro and the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies that are not designated as a hedge are included in selling, general and administrative expenses in our Consolidated Statements of Income.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

Stock Split. On August 15, 2005, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on September 1, 2005 were issued one additional share of our common stock for each share of our common stock held by them on that date. The additional shares were issued on September 15, 2005. Information pertaining to stock-based compensation has been restated to reflect this stock split for periods presented prior to the stock split. Stockholders’ equity reflects the stock split in 2005 by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $113.3 million at December 31, 2007 and $120.5 million at December 31, 2006 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $2.6 million, $1.7 million and $1.2 million in 2007, 2006 and 2005, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our third quarter 2007 review.

Changes in the carrying amount of goodwill are as follows:

	Metal Food Containers	Plastic Containers	Closures	Total
	(Dollars in thousands)
Balance at December 31, 2005	$56,888	$99,830	$44,513	$201,231
Acquisitions	—	27,092	75,109	102,201
Adjustments	—	—	(247)	(247)
Currency translation	—	8	1,200	1,208

Balance at December 31, 2006	56,888	126,930	120,575	304,393
Acquisitions	—	—	7,683	7,683
Adjustments	—	(14,385)	360	(14,025)
Currency translation	—	2,881	9,760	12,641

Balance at December 31, 2007	$56,888	$115,426	$138,378	$310,692

In 2006, we acquired the plastic container operations of Cousins-Currie Limited, or Cousins-Currie, and the White Cap closures operations, or White Cap, in Europe and Asia. In 2007, we acquired majority ownership of the White Cap closures operations in Venezuela. Upon completion of the valuation of intangibles for Cousins-Currie in the second quarter of 2007, we allocated Cdn $17.7 million from goodwill to other intangible assets. See Note 2 for further discussion.

Other intangible assets, net at December 31, 2007 and 2006 consist principally of trade names, intellectual property and customer relationships acquired in the purchase of White Cap, and at December 31, 2007 also include customer relationships acquired in the purchase of Cousins-Currie. Other

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

intangible assets, net at December 31, 2007 and 2006 include accumulated amortization of $5.0 million and $1.7 million, respectively. Amortization expense in 2007 and 2006 was $3.1 million and $1.6 million, respectively, and was not significant in 2005. Amortization expense is expected to be $3.2 million per year from 2008 through 2011 and $2.0 million in 2012.

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

Hedging Instruments. We account for derivative financial instruments under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires all derivatives to be recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive income (loss). We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.

Income Taxes. We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested. We adopted Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on January 1, 2007.

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

December 31, 2007, 2006 and 2005

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

Recently Adopted Accounting Pronouncements. In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. As a result, we recognized a reduction to opening retained earnings at January 1, 2007 of $1.8 million to recognize additional long-term tax liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). We have adopted SFAS No. 158 prospectively effective December 31, 2006. See Note 10 for further information required to be disclosed in accordance with SFAS No. 158. The impact of the adoption of SFAS No. 158 to the pension benefit plans at December 31, 2006 decreased non-current assets by $17.7 million, increased non-current liabilities by $16.5 million and decreased accumulated other comprehensive income by $34.2 million, net of a deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans at December 31, 2006 decreased non-current assets by $2.9 million, increased current liabilities by $5.2 million, decreased non-current liabilities by $12.9 million and increased accumulated other comprehensive income by $4.8 million, net of a deferred tax provision of $3.0 million.

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

Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position,

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

or FSP, No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157 as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually) to January 1, 2009. We do not expect that the adoption of SFAS No. 157, as it relates to financial assets and financial liabilities, will have a significant effect on our financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us on January 1, 2008. We have elected not to measure eligible items at fair value and, therefore, do not expect that the adoption of SFAS No. 159 will have a significant effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We will apply SFAS No. 141(R) to any acquisitions completed on or after January 1, 2009.

NOTE 2. ACQUISITIONS

WHITE CAP

During 2006, we acquired the White Cap closures operations in Europe and Asia from Amcor Limited, or Amcor. In January 2007, we acquired majority ownership of the White Cap closures operations in Venezuela from Amcor. The acquisition of the remaining White Cap closures operations in Brazil is subject to the satisfaction of certain conditions and will not have a significant impact on our consolidated financial statements. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been combined with our previously acquired White Cap U.S. closures operations to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $284.3 million for White Cap, including acquisition fees, net of cash actually acquired of $5.3 million, and we assumed $18.7 million of indebtedness.

The White Cap acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition, and the results of operations have been included in our consolidated financial statements as of the respective dates of acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates in 2006 and 2007 in connection with the White Cap acquisition. We have

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

completed the valuation of the assets and liabilities, including property, plant and equipment, intangible assets and pension obligations. We have made certain adjustments to previously reported allocations, primarily to goodwill, property, plant and equipment and deferred tax liabilities, based upon our final valuation. These adjustments were not significant.

The valuation of acquired net assets at the respective acquisition dates in connection with the White Cap acquisition is as follows (dollars in thousands):

Trade accounts receivable	$57,634
Inventories	71,399
Property, plant and equipment	134,244
Goodwill	80,563
Other intangible assets	49,122
Other assets	16,981
Trade accounts payable and accrued liabilities	(51,122)
Foreign bank revolving loans	(18,719)
Other liabilities, primarily pension liabilities	(55,837)

Purchase price, net of cash acquired	$284,265

Other intangible assets consist of the following (dollars in thousands):

	Amount	Life
Trade names	$32,140	Indefinite
Intellectual property	9,589	6 years
Customer relationships	6,942	20 years
Backlog	451	7 months

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Unaudited pro forma financial information for the year ended December 31:

	2006	2005
	(Dollars in thousands, except per share data)
Net sales	$2,799,465	$2,790,090
Net income	106,425	87,018

Earnings per share:
Basic net income per share	$2.85	$2.35
Diluted net income per share	2.81	2.32

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

The acquisition of Cousins-Currie was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. We completed the valuation of goodwill and other intangible assets in 2007 and as a result allocated Cdn $17.7 million from goodwill to other intangible assets, which assets were primarily customer relationships with an estimated useful life of 19 years.

NOTE 3. RATIONALIZATION CHARGES

2006 RATIONALIZATION PLANS

In February 2006, we approved and announced a plan to exit our Valencia, California plastic container manufacturing facility. The plan included the termination of approximately 90 plant employees and other related plant exit costs. This decision resulted in a total charge to earnings during 2006 of $4.3 million which consisted of $0.5 million for employee severance and benefits, $2.3 million for the non-cash write-down in carrying value of assets and $1.5 million for plant exit costs. The plant has ceased operations and all cash has been expended.

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of this facility will be $14.0 million. These costs include $5.8 million of non-cash pension and postretirement curtailment expense, $2.9 million of employee severance and benefits, including special termination benefits, $2.3 million for plant exit costs, $2.6 million for the acceleration of depreciation to write-down the building for

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

sale and equipment for abandonment upon the exit of the facility and $0.4 million for the non-cash write-down in carrying value of assets. Total charges recognized during 2006 were $8.6 million which consisted of $4.6 million for non-cash pension and postretirement curtailment expense, $1.9 million for employee severance and special termination benefits and $2.1 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2007 of $3.9 million were comprised of $1.9 million for employee severance and benefits which included $1.2 million of non-cash pension curtailment expense, $1.1 million for plant exit costs and $0.9 million for the non-cash write-down and accelerated depreciation of the building and equipment. The facility is expected to cease operations in the first quarter of 2008. Additional charges of $1.5 million for plant exit costs and employee severance are expected through 2008. Cash payments of $3.1 million are expected primarily in 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan of $5.5 million including $4.1 million for employee severance and benefits, $1.0 million for plant exit costs and $0.4 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2006 of $3.5 million consisted of $3.3 million for the estimated cost to withdraw from the multi-employer pension plan, $0.1 million for employee severance and benefits and $0.1 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during 2007 of $1.6 million were comprised of $0.7 million for employee severance and benefits, $0.6 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. In 2007, we ceased operations at this facility. Additional charges of $0.4 million are expected through 2008 for plant exit costs. Cash payments of $3.9 million are expected in 2008 and beyond. In addition, we expect to sell the Stockton building in 2008 for estimated proceeds in excess of the net book value of the facility.

Activity in our 2006 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
2006 Rationalization Plan Reserves Established in 2006	$5,752	$4,565	$1,538	$4,492	$16,347
Utilized in 2006	(1,076)	(4,565)	(1,538)	(4,492)	(11,671)

Balance at December 31, 2006	4,676	—	—	—	4,676
Established in 2007	1,447	1,202	1,682	1,187	5,518
Utilized in 2007	(1,019)	(1,202)	(1,682)	(1,187)	(5,090)

Balance at December 31, 2007	$5,104	$—	$—	$—	$5,104

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

2001 RATIONALIZATION PLAN

In 2007, the rationalization reserve for the exit of our Fairfield, Ohio plastic container manufacturing facility announced in 2001 was adjusted to recognize additional charges of $0.2 million for the change in expected sublease income. Total cash payments since December 31, 2004 were $0.8 million. The remaining reserve at December 31, 2007 of $0.3 million will be utilized through the expiration of the lease in 2009.

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2007	2006	2005
	(Dollars in thousands)
2006 Rationalization plans	$5,518	$16,347	$—
2005 Rationalization plan	—	—	464
2003 Rationalization plans	—	—	(194)
2001 Rationalization plan	220	—	—

	$5,738	$16,347	$270

At December 31, rationalization reserves were included in our Consolidated Balance Sheets as follows:

	2007	2006
	(Dollars in thousands)
Accrued liabilities	$2,050	$1,537
Other liabilities	3,344	3,371

	$5,394	$4,908

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive income (loss) at December 31 are as follows:

	2007	2006
	(Dollars in thousands)
Foreign currency translation	$32,616	$12,908
Change in fair value of derivatives	1,839	1,496
Unrecognized net periodic pension and other postretirement benefit costs:
Net prior service credit	4,464	4,532
Net actuarial loss	(23,855)	(34,500)

Accumulated other comprehensive income (loss)	$15,064	$(15,564)

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 was net income of $2.3 million, $0.6 million and $2.5 million, respectively.

We estimate that we will reclassify $0.8 million of income, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive income (loss) to earnings during the

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 8 which includes a discussion of derivative instruments and hedging activities.

The net prior service credit decreased $0.1 million, net of income taxes, in 2007 due to a $0.4 million, net of income taxes, change in the funded status of the pension and other postretirement benefit plans, offset by $0.3 million, net of income taxes, of amortization. The net actuarial losses decreased $10.6 million, net of income taxes, in 2007 due to a $9.8 million, net of income taxes, change in the funded status of the pension and other postretirement benefit plans and $0.8 million, net of income taxes, of amortization.

The net expenses expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2008 are $0.3 million and $0.1 million, net of income taxes, for the net actuarial loss and net prior service cost, respectively, related to our pension and other postretirement benefit plans. See Note 10 for further discussion.

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2007	2006
	(Dollars in thousands)
Raw materials	$91,988	$90,969
Work-in-process	73,863	68,249
Finished goods	282,665	276,870
Spare parts and other	29,566	26,711

	478,082	462,799
Adjustment to value domestic inventory at cost on the LIFO method	(50,275)	(36,208)

	$427,807	$426,591

Inventories include $32.7 million and $29.1 million recorded on the first-in, first-out method at December 31, 2007 and 2006, respectively, and $81.3 million and $65.7 million recorded on the average cost method at December 31, 2007 and 2006, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2007	2006
	(Dollars in thousands)
Land	$11,246	$13,494
Buildings and improvements	212,191	198,668
Machinery and equipment	1,739,609	1,624,479
Construction in progress	88,009	72,060

	2,051,055	1,908,701
Accumulated depreciation	(1,111,428)	(1,014,054)

Property, plant and equipment, net	$939,627	$894,647

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 7. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2007	2006
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
Bank A term loans	345,000	345,000
Bank B term loans	41,477	41,904
Canadian term loans	91,674	77,445
Euro term loans	294,480	262,300
Other foreign bank revolving loans	16,871	25,989

Total bank debt	789,502	752,638

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000
Other	3,000	3,000

Total subordinated debt	203,000	203,000

Total debt	992,502	955,638
Less current portion	112,921	26,417

	$879,581	$929,221

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2008	$112,921
2009	130,360
2010	130,360
2011	222,341
2012	196,520
Thereafter	200,000

$992,502

BANK CREDIT AGREEMENT

On June 30, 2005, we completed the refinancing of our $850 million senior secured credit facility, or the 2002 Credit Facility, by entering into a new $1.0 billion senior secured credit facility, or the Credit Agreement, which provided for $550 million aggregate A and B term loans and $450 million of revolving loans. Subsequent term loan borrowings under the Credit Agreement are incremental to the initial credit facility. As a result of this refinancing, we recorded a non-cash, pre-tax charge of $11.0 million in 2005 for the loss on early extinguishment of debt to write-off unamortized debt issuance costs of the 2002 Credit Facility.

We had term loan borrowings outstanding under our Credit Agreement of $386.5 million, Cdn $90 million and €200 million totaling U.S. denominated $772.6 million at December 31, 2007 and $386.9

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

million, Cdn $90 million and €200 million totaling U.S. denominated $726.6 million at December 31, 2006. We had no outstanding revolving loans under the Credit Agreement at December 31, 2007 and 2006.

Our Credit Agreement provided us with borrowings of $425 million of A term loans which mature on June 30, 2011 and $125 million of B term loans which mature on June 30, 2012. Principal on each tranche of term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. In December 2006, we voluntarily prepaid $30 million of A term loans and $41 million of B term loans. We recorded a loss on early extinguishment of debt to write-off a portion of unamortized debt issuance costs of $0.2 million in 2006 for these prepayments.

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus in either case an applicable margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG New York Branch, or Deutsche Bank, or  1/2 of one percent in excess of the overnight federal funds rate. Currently, A term loans that are maintained as base rate borrowings bear interest at the base rate with no additional margin, and A term loans that are maintained as LIBOR rate borrowings bear interest at the applicable LIBOR rate plus a 1.00 percent margin. In accordance with the Credit Agreement, the interest rate margin on all loans except B term loans will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. The interest rate for B term loans is the base rate plus a margin of 0.25 percent or LIBOR plus a margin of 1.25 percent. The margin for B term loans is fixed through maturity. As of December 31, 2007, the U.S. term loans were primarily maintained as LIBOR loans and the interest rate for A term loans and B term loans was 5.83 percent and 6.08 percent, respectively.

In December 2005, we borrowed Cdn $45 million of term loans under the Credit Agreement. These loans mature on June 30, 2011, with scheduled installments beginning in 2008. In December 2006, we borrowed Cdn $45 million of term loans under the Credit Agreement to finance the acquisition of Cousins-Currie. These loans mature on June 30, 2012, with scheduled installments beginning in 2009. The interest rate for all Canadian term loans will either be the Canadian prime rate plus the applicable margin for A term loans maintained as base rate loans or the Bankers’ Acceptance discount rate plus the applicable margin for A term loans maintained as LIBOR loans. As of December 31, 2007, the interest rate for our Canadian term loans was 5.92 percent.

In June 2006, we borrowed €200 million of term loans under the Credit Agreement to finance the acquisition of White Cap. These loans mature on June 30, 2012, with scheduled installments beginning in 2008. Interest on these loans accrue at the Euro rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Euro dollar loans under the Credit Agreement. At December 31, 2007, the interest rate on these term loans was 5.78 percent.

The Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. The Credit Agreement contains certain provisions for the allocation of mandatory and voluntary prepayments to the A term loans and B term loans.

The Credit Agreement provides us with up to $438 million and Cdn $14 million of revolving loans. Amounts outstanding under the revolving loan facility incur interest at the same rates as the A term loans in the case of U.S. dollar denominated revolving loans and as the Canadian term loans in the case of Canadian dollar denominated revolving loans. Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

reborrowed over the life of the Credit Agreement until their final maturity on June 30, 2011. At December 31, 2007 and 2006, there were no revolving loans outstanding. After taking into account letters of credit of $43.0 million, borrowings available under the revolving loan facility of the Credit Agreement were $395.0 million and Cdn $14.0 million on December 31, 2007.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2007). The commitment fee is reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as LIBOR loans (1.00 percent at December 31, 2007) and to the issuers of letters of credit of a facing fee of 0.125 percent per annum, in each case calculated on the aggregate stated amount of all letters of credit.

For 2007, 2006 and 2005, the weighted average annual interest rate paid on term loans was 5.9 percent, 5.7 percent and 4.8 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 6.3 percent, 6.2 percent and 4.7 percent, respectively. We have entered into U.S. dollar, Canadian dollar and Euro interest rate swap agreements for an aggregate notional amount of $175 million, Cdn $25 million and €160 million, respectively, to convert interest rate exposure from variable rates to fixed rates of interest. For 2007, 2006 and 2005, the weighted average interest rate paid on term loans after consideration of interest rate swap agreements was 5.2 percent, 5.1 percent and 4.2 percent, respectively. See Note 8 which includes a discussion of our interest rate swap agreements.

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

The indebtedness under the Credit Agreement is guaranteed by Holdings and certain of its U.S. subsidiaries, and is secured by a pledge of the stock of certain of our subsidiaries and by a security interest in certain of our assets and certain of our U.S. subsidiaries’ assets. The Canadian indebtedness under the Credit Agreement is also guaranteed by our wholly owned Canadian subsidiaries and is also secured by a pledge of all of the stock of our Canadian subsidiaries and by a security interest in certain of our Canadian subsidiaries’ assets. At December 31, 2007, we had assets of a U.S. subsidiary of $164.8 million which were restricted and could not be transferred to Holdings or any other subsidiary of Holdings. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2007, 2006 and 2005, the average amount of revolving loans outstanding under the Credit Agreement, including seasonal borrowings, was $195.4 million, $180.0 million and $189.5 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $325.3 million, $321.5 million and $289.8 million, respectively.

OTHER FOREIGN BANK REVOLVING LOANS

We have certain other bank revolving loan indebtedness outstanding in non-Euro denominated foreign countries. These bank loans allow for total borrowings of up to $48.1 million (translated at exchange rates in effect at the balance sheet date) and bear interest at rates ranging from 3.8 percent to 7.0 percent. For 2007 and 2006, the weighted average annual interest rate paid on these loans was 5.0 percent and 4.1 percent, respectively.

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

December 31, 2007, 2006 and 2005

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

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Bank debt	$789,502	$789,502	$752,638	$752,638
6 3/4% Notes	200,000	193,000	200,000	195,000
Interest rate swap agreements	(3,786)	(3,786)	(4,750)	(4,750)
Natural gas swap agreements	—	—	1,581	1,581

Methods and assumptions used in estimating fair values are as follows:

Bank debt: The carrying amounts of our variable rate bank debt approximate their fair values.

6 3/4% Notes: The fair value of our 6 3/4% Notes is estimated based on quoted market prices.

Interest rate and natural gas swap agreements: The fair value of the interest rate and natural gas swap agreements reflects the estimated amounts that we would pay or receive at December 31, 2007 and 2006 in order to terminate the contracts based on the present value of expected cash flows derived from market rates and prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2007, 2006 and 2005, the ineffectiveness of our hedges did not have a significant impact on our net income.

The fair value of the outstanding swap agreements in effect at December 31, 2007 and 2006 was recorded in our Consolidated Balance Sheets as an asset of $3.8 million and as a net asset of $3.2 million ($4.8 million in other assets and $1.6 million in other liabilities), respectively. See Note 4 which includes a discussion of the effects of hedging activities on accumulated other comprehensive income (loss).

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. The aggregate notional principal amount of these agreements was $175 million, €160 million and Cdn $25 million, respectively, at December 31, 2007 and $200 million, €180 million and Cdn $0, respectively, at December 31, 2006. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 3.3 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as required. These agreements mature as follows: $100 million and €25 million in 2008, $75 million and Cdn $25 million in 2010, €30 million in 2011 and €105 million in 2014. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net receipts of $5.0 million, $3.5 million and $3.8 million were received under these interest rate swap agreements for the years ended December 31, 2007, 2006 and 2005, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for A and B term loans and the Euro term loan and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on A and B term loans and on the Euro term loan at December 31, 2007 was 4.83 percent and 4.97 percent, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 41 percent and 61 percent of our domestic exposure to fluctuations in natural gas prices in 2007 and 2006, respectively. Under these agreements, we paid fixed natural gas prices ranging from $5.67 to $10.55 per MMBtu and received a NYMEX-based natural gas price. Net (payments) receipts under our natural gas swap agreements were ($1.3) million, ($2.5) million and $1.0 million during 2007, 2006 and 2005, respectively.

At December 31, 2007, we did not have any natural gas swap agreements outstanding. At December 31, 2006, the aggregate notional principal amount of our natural gas swap agreements was 0.6 million MMBtu of natural gas.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of White Cap and Cousins-Currie with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. Foreign currency losses recognized as net investment hedges included in accumulated other comprehensive income (loss) at December 31, 2007 and 2006 were $18.7 million and $2.9 million, respectively, net of deferred tax benefit of $13.5 million and $1.8 million, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 30.4 percent, 32.1 percent and 33.7 percent of our net sales in 2007, 2006 and 2005, respectively. The receivable balances from these customers collectively represented 25.5 percent and 23.1 percent of our trade accounts receivable at December 31, 2007 and 2006, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2008	$28,300
2009	24,000
2010	20,394
2011	17,262
2012	15,720
Thereafter	53,535

$159,211

Rent expense was $33.6 million, $30.0 million and $28.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, we had noncancelable commitments for 2008 capital expenditures of $22.9 million.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

NOTE 10. RETIREMENT BENEFITS

We sponsor a number of defined benefit and defined contribution pension plans which cover substantially all U.S. employees, other than union employees covered by multi-employer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service. Effective January 1, 2007, we closed our U.S. salaried pension plans to new employees.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$425,639	$384,407	$65,765	$64,889
Service cost	14,290	13,901	934	1,016
Interest cost	24,944	22,621	3,497	3,705
Actuarial (gains) losses	(25,286)	(12,648)	(6,037)	3,345
Acquisition of White Cap	—	33,663	—	—
Plan amendments	5,600	164	(3,556)	(592)
Benefits paid	(19,431)	(17,726)	(5,709)	(6,154)
Net curtailment gains	—	—	—	(1,272)
Special termination benefits	—	549	—	—
Participants’ contributions	—	—	835	828
Foreign currency exchange rate changes	4,590	708	—	—

Obligation at end of year	430,346	425,639	55,729	65,765

Change in plan assets
Fair value of plan assets at beginning of year	372,274	332,887	—	—
Actual return on plan assets	17,361	43,030	—	—
Employer contributions	434	16,044	4,874	5,326
Participants’ contributions	—	—	835	828
Benefits paid	(19,431)	(17,726)	(5,709)	(6,154)
Expenses	(2,284)	(1,961)	—	—

Fair value of plan assets at end of year	368,354	372,274	—	—

Funded status	$(61,992)	$(53,365)	$(55,729)	$(65,765)

Amounts recognized in the consolidated balance sheets
Non-current assets	$3,538	$5,362	$—	$—
Current liabilities	(721)	—	(4,911)	(5,198)
Non-current liabilities	(64,809)	(58,727)	(50,818)	(60,567)

Net liability recognized	$(61,992)	$(53,365)	$(55,729)	$(65,765)

Amounts recognized in accumulated other comprehensive income (loss)
Net actuarial loss	$35,101	$45,590	$5,210	$11,722
Prior service cost (credit)	13,829	11,935	(21,080)	(19,463)

Net amount recognized	$48,930	$57,525	$(15,870)	$(7,741)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2008 as a component of net periodic cost
Net actuarial loss	$318	$272
Prior service cost (credit)	2,242	(2,090)

Net periodic cost (credit) to be recorded in 2008	$2,560	$(1,818)

The accumulated benefit obligation for all pension benefit plans at December 31, 2007 and 2006 was $399.0 million and $394.1 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $173.0 million, $160.8 million and $117.6 million, respectively, at December 31, 2007 and $107.6 million, $100.6 million and $61.0 million, respectively, at December 31, 2006.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$21,589	$4,911
2009	22,820	4,973
2010	24,051	4,987
2011	25,340	4,997
2012	26,852	4,789
2013-2017	158,173	21,797

	$278,825	$46,454

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2007	2006
Discount rate	6.5%	6.0%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.4%	3.3%
Health care cost trend rate:
Assumed for next year	8.0%	8.5%
Ultimate rate	5.0%	5.0%
Year that the ultimate rate is reached	2014	2014

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

Our international pension benefit plans used a discount rate of 5.50 percent and 4.25 percent as of December 31, 2007 and 2006, respectively, and a rate of compensation increase of 3.5 percent to

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

determine the benefit obligation at December 31, 2007 and 2006. The projected benefit obligation for these plans was $36.1 million and $38.1 million at December 31, 2007 and 2006, respectively. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Service cost	$14,290	$13,901	$12,440	$934	$1,016	$1,416
Interest cost	24,944	22,621	20,649	3,497	3,705	4,882
Expected return on plan assets	(30,773)	(27,482)	(26,173)	—	—	—
Amortization of prior service
cost (credit)	2,504	2,809	3,178	(1,938)	(1,765)	(167)
Amortization of actuarial losses	899	3,084	1,476	474	633	222
Net curtailment loss (gain)	1,202	3,708	—	—	(1,052)	—
Special termination benefits	—	549	—	—	—	—

Net periodic benefit cost	$13,066	$19,190	$11,570	$2,967	$2,537	$6,353

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	3.30%	3.30%	3.30%
Health care cost trend rate	8.50%	9.00%	10.00%

Our international pension benefit plans used a discount rate of 4.25 percent and a rate of compensation increase of 3.5 percent to determine net periodic benefit cost for the years ended December 31, 2007 and 2006.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$355	$(295)
Effect on postretirement benefit obligation	4,060	(3,403)

We recognized curtailment expenses of $1.2 million and $3.7 million in 2007 and 2006, respectively, for our pension benefits and $0.9 million in 2006 for our other postretirement benefits, and incurred additional costs of $0.6 million for special termination benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility. In 2006, we recognized income of $1.9 million for the curtailment of other postretirement benefits in one of our closures manufacturing facilities.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

We participate in several multi-employer pension plans, which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2007, 2006 and 2005 were $6.2 million, $6.1 million and $6.2 million, respectively. In conjunction with our approval in 2006 of our plan to exit our Stockton, California metal food container manufacturing facility, we recognized rationalization charges of $3.3 million for the estimated cash payment required to withdraw from one of our multi-employer pension plans.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $7.0 million in 2007, $6.9 million in 2006 and $8.1 million in 2005.

PLAN ASSETS

The weighted-average asset allocation for our pension plans at December 31 was as follows:

	2007	2006
Equity securities	57%	52%
Debt securities	42%	43%
Cash and cash equivalents	1%	5%

	100%	100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. At December 31, 2006, the timing of our cash contributions resulted in a higher than targeted investment in cash and cash equivalents.

Based on current tax law, there are no significant minimum required contributions to our pension plans in 2008. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements, to the extent they are tax deductible. Therefore, at our discretion, we may fund amounts in excess of the minimum in 2008.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 11. INCOME TAXES

The components of the provision for income taxes are as follows:

	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$66,650	$20,780	$20,981
State	10,543	5,437	4,460
Foreign	5,110	2,621	2,371

Current income tax provision	82,303	28,838	27,812

Deferred:
Federal	(10,601)	21,038	31,810
State	(1,677)	1,185	1,173
Foreign	397	171	44

Deferred income tax (benefit) provision	(11,881)	22,394	33,027

	$70,422	$51,232	$60,839

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2007	2006	2005
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$67,620	$54,337	$51,936
State income taxes, net of federal tax benefit	5,503	6,865	6,281
Tax liabilities required (no longer required)	1,523	(2,874)	(3,123)
Repatriation of previously unremitted foreign earnings	—	—	4,222
Valuation allowance	1,806	1,894	2,518
Manufacturing exemption	(2,952)	(2,604)	—
Tax credit refunds, net	(1,105)	(5,584)	—
Foreign earnings taxed at other than 35%	(2,308)	(1,087)	—
Other	335	285	(995)

	$70,422	$51,232	$60,839

Effective tax rate	36.5%	33.0%	41.0%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Pension and postretirement liabilities	$31,932	$26,054
Rationalization and other accrued liabilities	22,114	25,113
AMT and other credit carryforwards	7,103	8,289
Net operating loss carryforwards	14,454	12,338

Total deferred tax assets	75,603	71,794

Deferred tax liabilities:
Property, plant and equipment	(139,365)	(148,133)
Other	(267)	(1,187)

Total deferred tax liabilities	(139,632)	(149,320)

Valuation allowance	(16,480)	(18,330)

Net deferred tax liability	$(80,509)	$(95,856)

At December 31, 2007, the net deferred tax liability in our Consolidated Balance Sheet was comprised of current deferred tax assets of $8.2 million, long-term deferred tax assets of $6.4 million and long-term deferred tax liabilities of $95.1 million. At December 31, 2006, the net deferred tax liability in our Consolidated Balance Sheet was comprised of current deferred tax assets of $15.4 million and long-term deferred tax liabilities of $111.3 million.

We acquired the White Cap closures operations in 2006. A portion of the White Cap purchase price was allocated to goodwill and other intangible assets, of which only the trade names and intellectual property are tax deductible and will be amortized over 15 years for tax purposes. See Note 2 for further discussion of the White Cap acquisition.

The valuation allowance in 2007 includes deferred tax assets of $4.3 million resulting from acquired operations. Subsequent recognition of these tax benefits, if any, will reduce goodwill of the acquired operations. The valuation allowance also includes losses of certain foreign operations of $5.1 million, state and local net operating loss and credit carryforwards totaling $4.0 million and foreign tax credit carryforwards totaling $3.1 million.

The valuation allowance for deferred tax assets decreased in 2007 by $1.8 million. This decrease related to expired capital losses of $4.1 million, partially offset by an increase related to federal, state and local and foreign net operating loss carryforwards, or NOLs, totaling $2.2 million and an increase related to excess foreign tax credits and state and local credits totaling $0.1 million.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $12.2 million that expire in 2023 and which have a full valuation allowance recorded against them in purchase accounting.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

At December 31, 2007, we had state tax NOLs of approximately $2.25 million, net of valuation allowances, that are available to offset future taxable income and that expire from 2008 to 2025.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits of $1.8 million, which was accounted for as a reduction to the opening balance of retained earnings at January 1, 2007. The total amount of unrecognized tax benefits as of December 31, 2007, was $35.8 million, of which $17.2 million represented liabilities that if recognized would impact the effective tax rate.

Holdings and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995), Texas (2001) and Indiana (2002). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2002, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, has commenced an examination of Holdings’ income tax return for the periods ended December 31, 2004 and December 31, 2005. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2007, we had $2.1 million accrued for potential interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at January 1, 2007	$34,077
Increase based upon tax positions of current year	2,105
Decreases based upon settlements with taxing authorities	(241)
Decreases based upon a lapse in the statute of limitations	(152)

Balance at December 31, 2007	$35,789

The American Jobs Creation Act, or the AJCA, provided for a dividend received deduction of 85 percent on certain foreign earnings that were repatriated during the calendar years of 2004 and 2005. In the fourth quarter of 2005, we repatriated substantially all of our previously unremitted foreign earnings from our

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Canadian operations in the form of a $64 million dividend. Accordingly, we recorded a provision for income taxes on such previously unremitted foreign earnings of $4.2 million in the fourth quarter of 2005. Prior to 2005, accumulated earnings of our Canadian subsidiaries were expected to be indefinitely reinvested and, accordingly, applicable U.S. federal taxes were not provided. We had undistributed earnings from foreign subsidiaries of $19.9 million at December 31, 2007. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $6.9 million would be required, excluding the potential use of foreign tax credits in the United States.

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2007, 957,144 shares were available for issuance under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 recorded in selling, general and administrative expenses was $3.2 million and $2.3 million, respectively.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

As permitted by SFAS No. 123, application of the fair value recognition provisions to stock-based compensation was included as a pro forma disclosure in the notes to the financial statements. The following table shows the effect on net income and basic and diluted net income per share if we had applied the fair value recognition provisions in accordance with SFAS No. 123 for the year ended December 31, 2005 (dollars in thousands, except per share data):

Net income, as reported	$87,550
Add: Stock-based compensation expense included in reported net income, net of income taxes	341
Deduct: Total stock-based compensation expense under the fair value method for all awards, net of income taxes	1,186

Pro forma net income	$86,705

Earnings per share:

Basic net income per share—as reported	$2.36

Basic net income per share—pro forma	2.34

Diluted net income per share—as reported	$2.33

Diluted net income per share—pro forma	2.31

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the year ended December 31, 2007:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	862,816	$14.46
Exercised	(118,160)	14.28
Cancelled	(8,500)	16.54

Options outstanding at December 31, 2007	736,156	14.46	3.7 years	$27,590

Options exercisable at December 31, 2007	686,656	$14.31	3.6 years	$25,838

We did not grant options in 2007, 2006 or 2005. The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $4.7 million, $8.9 million and $9.0 million, respectively.

Our options typically vest in equal annual installments over the applicable service period, and the fair value at the grant date is being amortized ratably over the respective vesting period. As of December 31, 2007, substantially all compensation expense from stock options has been recognized.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2007 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted in 2007 and 2006 carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2006	298,478	$38.20
Granted	70,942	49.74
Released	(48,212)	34.21
Cancelled	(11,120)	43.53

Restricted stock units outstanding at December 31, 2007	310,088	43.48

The weighted average grant date fair value of restricted stock units granted during 2006 and 2005 was $41.37 and $30.30, respectively. The fair value of restricted stock units released during the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $1.0 million and $0.5 million, respectively.

As of December 31, 2007, there was approximately $7.9 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.2 years.

NOTE 13. CAPITAL STOCK AND DIVIDENDS

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

In 2007, 2006 and 2005, we issued 48,212, 26,828 and 14,800 treasury shares, respectively, at an average cost of $13.25 per share for restricted stock units that vested during these years. In 2007, 2006 and 2005, we repurchased 13,981, 5,811, and 931 shares of our common stock, respectively, at an average cost of $49.84, $37.31 and $34.19, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of December 31, 2007, 5,301,835 shares of our common stock were held in treasury.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2007, 2006 and 2005 totaled $24.3 million, $18.0 million and $14.9 million, respectively.

In February 2008, our Board of Directors approved a 6.25 percent increase to the quarterly cash dividend and declared a quarterly cash dividend on our common stock of $0.17 per share, payable on March 25, 2008 to holders of record of our common stock on March 11, 2008. The cash payment for this quarterly dividend is expected to be approximately $6.5 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 14. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2007	2006	2005
	(Dollars and shares in thousands)
Net income	$122,779	$104,016	$87,550

Weighted average number of shares used in:
Basic earnings per share	37,674	37,388	37,104
Dilutive common stock equivalents:
Stock options and restricted stock units	491	525	481

Diluted earnings per share	38,165	37,913	37,585

NOTE 15. RELATED PARTY TRANSACTIONS

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $0.7 million, $1.2 million and $1.3 million in 2007, 2006 and 2005, respectively, which was less than 0.1 percent of Landstar System, Inc.’s revenue in each of the corresponding years. Mr. Jeffrey Crowe, a director of Holdings, is the Chairman of the Board of Landstar System, Inc.

NOTE 16. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry and report our results in three business segments: metal food containers, plastic containers and closures. The metal food containers segment manufactures steel and aluminum containers for human and pet food. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal food and plastic container businesses operate primarily in North America. Our closures business operates in North and South America, Europe and Asia. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers (1)	Plastic Containers (2)	Closures	Corporate	Total
	(Dollars in thousands)
2007
Net sales	$1,680,380	$627,409	$615,207	$—	$2,922,996
Depreciation and amortization	62,953	45,493	27,854	1,683	137,983
Segment income from operations	151,350	50,148	66,184	(8,478)	259,204

Segment assets	912,366	543,031	620,513	44,194	2,120,104
Capital expenditures	77,582	55,008	22,338	18	154,946

2006
Net sales	$1,624,907	$592,358	$450,254	$—	$2,667,519
Depreciation and amortization	63,532	42,197	19,474	1,007	126,210
Segment income from operations	133,427	42,498	49,766	(11,046)	214,645

Segment assets	965,944	512,873	463,825	41,276	1,983,918
Capital expenditures	65,596	33,625	22,325	126	121,672

2005
Net sales	$1,609,832	$610,046	$275,673	$—	$2,495,551
Depreciation and amortization	68,236	42,731	10,151	53	121,171
Segment income from operations	151,394	40,815	27,303	(10,507)	209,005

Segment assets	937,941	490,161	84,029	—	1,512,131
Capital expenditures	50,584	24,289	14,014	245	89,132

(1)	Segment income from operations includes rationalization charges of $5.5 million and $12.1 million for the years ended December 31, 2007 and 2006, respectively.
(2)	Segment income from operations includes rationalization charges of $0.2 million, $4.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Total segment income from operations is reconciled to income before income taxes as follows:

	2007	2006	2005
	(Dollars in thousands)
Total segment income from operations	$259,204	$214,645	$209,005
Interest and other debt expense	66,003	59,397	60,616

Income before income taxes	$193,201	$155,248	$148,389

Total segment assets at December 31 are reconciled to total assets as follows:
	2007	2006
	(Dollars in thousands)
Total segment assets	$2,120,104	$1,983,918
Other assets	19,909	24,461

Total assets	$2,140,013	$2,008,379

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Financial information relating to our operations by geographic area is as follows:

	2007	2006	2005
	(Dollars in thousands)
Net sales:
United States	$2,483,148	$2,425,158	$2,414,647
Canada	126,440	80,195	80,904
Europe	285,638	160,953	—
Other	27,770	1,213	—

Total net sales	$2,922,996	$2,667,519	$2,495,551

Long-lived assets:
United States	$938,725	$922,647
Canada	73,514	66,906
Europe	231,063	205,227
Other	7,017	4,260

Total long-lived assets	$1,250,319	$1,199,040

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 11.1 percent, 12.0 percent and 11.3 percent of our consolidated net sales during 2007, 2006 and 2005, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 9.8 percent of our consolidated net sales in each of 2007, 2006 and 2005. Sales of our metal food containers segment to Del Monte Corporation accounted for 7.4 percent, 7.9 percent, and 10.2 percent of our consolidated net sales during 2007, 2006 and 2005, respectively. Sales to Del Monte Corporation in 2007 and 2006 exclude our sales to a former subsidiary of Del Monte Corporation upon its sale during 2006.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2007 (1)
Net sales	$650,826	$683,526	$904,837	$683,807
Gross profit	100,067	99,244	130,301	84,048
Net income	28,508	26,745	47,618	19,908

Basic net income per share (3)	$0.76	$0.71	$1.26	$0.53
Diluted net income per share (3)	0.75	0.70	1.25	0.52

Dividends per share	$0.16	$0.16	$0.16	$0.16

2006 (2)
Net sales	$569,851	$597,212	$856,426	$644,030
Gross profit	71,198	75,298	125,258	90,617
Net income	17,178	16,367	49,688	20,783

Basic net income per share (3)	$0.46	$0.44	$1.33	$0.55
Diluted net income per share (3)	0.45	0.43	1.31	0.55

Dividends per share	$0.12	$0.12	$0.12	$0.12

(1)	The first, second, third and fourth quarters of 2007 include rationalization charges of $1.1 million, $2.3 million, $0.7 million and $1.6 million, respectively.
(2)

The first, second, third and fourth quarters of 2006 include rationalization charges of $2.2 million, $6.2 million, $1.7 million and $6.3 million, respectively. The third quarter of 2006 includes the cumulative income tax benefit of $6.7 million related to the completion of tax initiatives for research and development credits. The fourth quarter of 2006 includes a loss on early extinguishment of debt of $0.2 million.

(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

NOTE 18. SUBSEQUENT EVENT

In February 2008, we acquired the metal vacuum closures operations of Grup Vemsa 1857, S.L., or Vem, for an aggregate purchase price of approximately $10 million. Vem had sales of approximately $29 million for the latest twelve months, with manufacturing operations in Torello, Spain and Dongguan, China. We expect to continue the manufacturing operations in Torello, Spain and will move the assets of the China operation into our existing closures manufacturing facility in China.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,066	$77
Notes receivable—subsidiaries	61,310	428
Interest receivable—subsidiaries	1,751	1,899
Other current assets	2,199	430

Total current assets	69,326	2,834

Notes receivable—subsidiaries	525,166	586,476
Investment in and amounts due from subsidiaries	734,916	575,268
Other assets, net	59,839	59,660

	$1,389,247	$1,224,238

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,758	$428
Accrued interest payable	3,122	3,029
Accounts payable and accrued liabilities	4,738	5,465

Total current liabilities	98,618	8,922

Long-term debt	790,199	848,776
Other liabilities	347	—

Stockholders’ equity:
Common stock	430	429
Paid-in capital	152,629	146,332
Retained earnings	392,108	295,433
Accumulated other comprehensive income (loss)	15,064	(15,564)
Treasury stock at cost (5,301,835 and 5,336,066 shares, respectively)	(60,148)	(60,090)

Total stockholders’ equity	500,083	366,540

	$1,389,247	$1,224,238

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Net sales	$—	$—	$—
Cost of goods sold	(1,383)	932	—

Gross profit (loss)	1,383	(932)	—
Selling, general and administrative expenses	4,893	9,188	9,629

Loss from operations	(3,510)	(10,120)	(9,629)
Royalty income	21,406	7,093	—
Interest and other debt expense	(14,201)	(7,740)	—

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	3,695	(10,767)	(9,629)
Provision (benefit) from income taxes	1,293	(3,553)	(3,951)

Income (loss) before equity in earnings of consolidated subsidiaries	2,402	(7,214)	(5,678)
Equity in earnings of consolidated subsidiaries	120,377	111,230	93,228

Net income	$122,779	$104,016	$87,550

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$122,779	$104,016	$87,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of consolidated subsidiaries	(120,377)	(111,230)	(93,228)
Excess tax benefit from stock-based compensation	(1,711)	(2,760)	—
Deferred income tax provision (benefit)	1,293	(3,553)	(3,951)
Changes in other assets and liabilities, net	23,592	(15,404)	20,982

Net cash provided by (used in) operating activities	25,576	(28,931)	11,353

Cash flows provided by (used in) investing activities:
Notes receivable—subsidiaries	428	71,846	179,918
Purchases of businesses, net of cash acquired	—	(216,770)	—

Net cash provided by (used in) investing activities	428	(144,924)	179,918

Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	—	257,600	550,000
Repayments of long-term debt	(428)	(71,846)	(729,918)
Dividends paid on common stock	(24,289)	(18,042)	(14,859)
Excess tax benefit from stock-based compensation	1,711	2,760	—
Repurchases of treasury shares	(697)	(217)	(32)
Proceeds from stock option exercises	1,688	3,232	3,853

Net cash (used in) provided by financing activities	(22,015)	173,487	(190,956)

Cash and cash equivalents:
Net increase (decrease)	3,989	(368)	315
Balance at beginning of year	77	445	130

Balance at end of year	$4,066	$77	$445

Interest paid, net	$14,058	$6,493	$—

See notes to condensed financial statements.

SILGAN HOLDINGS INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

NOTE 2. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2007	2006
	(Dollars in thousands)
Bank debt:
Bank A term loans	$345,000	$345,000
Bank B term loans	41,477	41,904
Euro term loans	294,480	262,300

Total bank debt	680,957	649,204

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000

Total debt	880,957	849,204
Less current portion	90,758	428

	$790,199	$848,776

The aggregate annual maturities of long-term debt at December 31, 2007 are as follows (dollars in thousands):

2008	$90,758
2009	125,776
2010	125,776
2011	181,089
2012	157,558
Thereafter	200,000

$880,957

As of December 31, 2007 and 2006, the obligations of Holdings had been pushed down to its subsidiaries except for Euro term loans. In 2007, 2006 and 2005, Holdings received interest income from its subsidiaries in the same amount as the interest expense it incurred on its Bank A and B term loans and 6 3/4% Senior Subordinated Notes.

SILGAN HOLDINGS INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 3. GUARANTEES

Pursuant to the Credit Agreement, Holdings guarantees all of the indebtedness of its subsidiaries incurred under the Credit Agreement. Holdings’ subsidiaries may borrow up to $438 million and Cdn $14 million of revolving loans under the Credit Agreement. Holdings’ guarantee under the Credit Agreement is secured by a pledge by Holdings of certain of the stock of its subsidiaries. Holdings also guarantees all of the indebtedness outstanding under other foreign bank revolving loans.

NOTE 4. DIVIDENDS FROM SUBSIDIARIES

For the years ended December 31, 2007 and 2005, Holdings did not receive any cash dividends from its consolidated subsidiaries or its consolidated subsidiaries accounted for by the equity method. For the year ended December 31, 2006, Holdings received a $16.7 million cash dividend from one of its consolidated subsidiaries.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

				Other Changes
		Additions		Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period

For the year ended December 31, 2007:
Allowance for doubtful accounts receivable	$3,042	$1,611	$—	$345	$(121	) (1)	$4,877

For the year ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,463	$1,128	$—	$—	$(549	) (1)	$3,042

For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$2,827	$(10)	$—	$—	$(354	) (1)	$2,463

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.3	First Amendment to Amended and Restated By-laws of Silgan Holdings.
10.29	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.
12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.