Form 10-Q
period 2008-03-31
SILGAN HOLDINGS INC
filed 2008-05-12
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2008

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer[X]                        Accelerated  filer[ ]

  Non-accelerated filer[ ]                          Smaller reporting company[ ]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2008, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,799,554.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------


Part I.  Financial Information                                           3

     Item 1.    Financial Statements                                     3

                Condensed Consolidated Balance Sheets at                 3
                March 31, 2008 and 2007 and December 31, 2007

                Condensed Consolidated Statements of Income for the      4
                three months ended March 31, 2008 and 2007

                Condensed Consolidated Statements of Cash Flows for      5
                the three months ended March 31, 2008 and 2007

                Condensed Consolidated Statements of Stockholders'       6
                Equity for the three months ended March 31, 2008
                and 2007

                Notes to Condensed Consolidated Financial Statements     7

     Item 2.    Management's Discussion and Analysis of Financial       17
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market   23
                Risk

     Item 4.    Controls and Procedures                                 24

Part II. Other Information                                              24

     Item 6.    Exhibits                                                24

Signatures                                                              25

Exhibit Index                                                           26



Part I. Financial Information
Item 1. Financial Statements

                                          SILGAN HOLDINGS INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)



                                                           March 31,         March 31,        Dec. 31,
                                                             2008              2007             2007
                                                             ----              ----             ----
                                                          (unaudited)       (unaudited)
Assets
Current assets
     Cash and cash equivalents                            $  169,144        $   22,882       $   95,941
     Trade accounts receivable, net                          282,126           274,654          219,775
     Inventories                                             517,683           495,223          427,807
     Prepaid expenses and other current assets                29,525            37,094           27,670
                                                          ----------        ----------       ----------
         Total current assets                                998,478           829,853          771,193

Property, plant and equipment, net                           937,293           904,877          939,627
Goodwill                                                     316,363           296,218          310,692
Other intangible assets, net                                  62,650            62,741           63,526
Other assets, net                                             60,273            50,363           54,975
                                                          ----------        ----------       ----------
                                                          $2,375,057        $2,144,052       $2,140,013
                                                          ==========        ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
      portion of long-term debt                           $  330,438        $  201,069       $  112,921
     Trade accounts payable                                  234,439           211,786          272,999
     Accrued payroll and related costs                        80,618            69,673           70,996
     Accrued liabilities                                      51,050            49,506           34,028
                                                          ----------        ----------       ----------
         Total current liabilities                           696,545           532,034          490,944

Long-term debt                                               895,324           934,274          879,581
Other liabilities                                            266,386           284,586          269,405


Stockholders' equity
     Common stock                                                431               430              430
     Paid-in capital                                         154,231           147,871          152,629
     Retained earnings                                       406,778           316,060          392,108
     Accumulated other comprehensive income (loss)            15,536           (11,089)          15,064
     Treasury stock                                          (60,174)          (60,114)         (60,148)
                                                          ----------        ----------       ----------
         Total stockholders' equity                          516,802           393,158          500,083
                                                          ----------        ----------       ----------
                                                          $2,375,057        $2,144,052       $2,140,013
                                                          ==========        ==========       ==========


                                        See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2008 and 2007
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                            2008          2007
                                                            ----          ----

Net sales                                                 $679,832      $650,826
Cost of goods sold                                         589,766       550,759
                                                          --------      --------
     Gross profit                                           90,066       100,067

Selling, general and administrative expenses                35,554        36,901
Rationalization charges                                      4,677         1,072
                                                          --------      --------
     Income from operations                                 49,835        62,094

Interest and other debt expense                             16,313        16,099
                                                          --------      --------
     Income before income taxes                             33,522        45,995

Provision for income taxes                                  12,370        17,487
                                                          --------      --------
     Net income                                           $ 21,152      $ 28,508
                                                          ========      ========


Earnings per share:
     Basic net income per share                              $0.56         $0.76
                                                             =====         =====
     Diluted net income per share                            $0.55         $0.75
                                                             =====         =====

Dividends per share                                          $0.17         $0.16
                                                             =====         =====

Weighted average number of shares:
      Basic                                                 37,754        37,613
      Effect of dilutive securities                            435           492
                                                            ------        ------
      Diluted                                               38,189        38,105
                                                            ======        ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2008 and 2007
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 2008                2007
                                                                 ----                ----
Cash flows provided by (used in) operating activities
     Net income                                                $ 21,152           $  28,508
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                           35,959              32,536
         Rationalization charges                                  4,677               1,072
         Excess tax benefit from stock-based compensation          (568)               (432)
         Other changes that provided (used) cash,
             net of effects from acquisitions:
              Trade accounts receivable, net                    (52,695)            (39,543)
              Inventories                                       (73,334)            (66,271)
              Trade accounts payable                             41,597               4,755
              Accrued liabilities                                21,864               9,191
              Other, net                                        (13,292)              7,890
                                                               --------           ---------
         Net cash used in operating activities                  (14,640)            (22,294)
                                                               --------           ---------

Cash flows provided by (used in) investing activities
     Purchase of businesses, net of cash acquired               (10,525)             (7,846)
     Capital expenditures                                       (23,833)            (37,543)
     Proceeds from asset sales                                      250                  19
                                                               --------           ---------
         Net cash used in investing activities                  (34,108)            (45,370)
                                                               --------           ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                           259,338             288,523
     Repayments under revolving loans                           (53,700)           (114,723)
     Proceeds from issuance of debt                               7,984                --
     Proceeds from stock option exercises                           429                 442
     Changes in outstanding checks - principally vendors        (85,789)            (94,556)
     Dividends paid on common stock                              (6,482)             (6,066)
     Excess tax benefit from stock-based compensation               568                 432
     Repurchase of treasury shares                                 (397)               (243)
                                                               --------           ---------
         Net cash provided by financing activities              121,951              73,809
                                                               --------           ---------

Cash and cash equivalents
     Net increase                                                73,203               6,145
     Balance at beginning of year                                95,941              16,737
                                                               --------           ---------
     Balance at end of period                                  $169,144           $  22,882
                                                               ========           =========


Interest paid, net                                             $ 12,858           $  12,572
Income taxes paid, net                                            3,757               5,386


                             See accompanying notes.


                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                           For the three months ended March 31, 2008 and 2007
                                                    (Dollars and shares in thousands)
                                                               (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                           Other                     Total
                                            Shares    Par    Paid-in  Retained  Comprehensive  Treasury   Stockholders'
                                         Outstanding Value   Capital  Earnings  Income(Loss)    Stock        Equity
                                         ----------- -----  -------- ---------  -------------  --------   -------------
Balance at December 31, 2006                37,588    $429  $146,332  $295,433    $(15,564)    $(60,090)    $366,540

Comprehensive income:

   Net income                                  --      --       --      28,508        --           --         28,508

   Amortization of net prior service
    credit and net actuarial losses,
    net of tax provision of $172               --      --       --        --           276         --            276

   Change in fair value of derivatives,
    net of tax provision of $591               --      --       --        --           965         --            965

   Foreign currency translation, net
    of tax benefit of $1,794                   --      --       --        --         3,234         --          3,234
                                                                                                            --------
Comprehensive income                                                                                          32,983
                                                                                                            --------

Adjustment to initially apply FIN 48           --      --       --      (1,815)       --           --         (1,815)

Dividends declared on common stock             --      --       --      (6,066)       --           --         (6,066)

Stock compensation expense                     --      --        826      --          --           --            826

Stock option exercises, including
 tax benefit of $425                            31       1       866      --          --           --            867

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $66                   11     --       (153)     --          --            (24)        (177)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at March 31, 2007                   37,630    $430  $147,871  $316,060    $(11,089)    $(60,114)    $393,158
                                            ======    ====  ========  ========    ========     ========     ========

Balance at December 31, 2007                37,740    $430  $152,629  $392,108    $ 15,064     $(60,148)    $500,083

Comprehensive income:

   Net income                                  --      --       --      21,152        --           --         21,152

   Amortization of net prior service
    credit and net actuarial losses, net
    of tax provision of $67                    --      --       --        --            94         --             94

   Change in fair value of derivatives,
    net of tax benefit of $2,945               --      --       --        --        (4,159)        --         (4,159)

   Foreign currency translation,
    net of tax benefit of $8,746               --      --       --        --         4,537         --          4,537
                                                                                                            --------
Comprehensive income                                                                                          21,624
                                                                                                            --------

Dividends declared on common stock             --      --       --      (6,482)       --           --         (6,482)

Stock compensation expense                     --      --        862      --          --           --            862

Stock option exercises, including
 tax benefit of $609                            40       1     1,037      --          --           --          1,038

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $74                   20     --       (297)     --          --            (26)        (323)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at March 31, 2008                   37,800    $431  $154,231  $406,778    $ 15,536     $(60,174)    $516,802
                                            ======    ====  ========  ========    ========     ========     ========

                                                         See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


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

The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have on our consolidated financial statements. See Note 7 for further information.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. We have elected not to measure eligible items at fair value, and therefore our adoption of SFAS No. 159 did not have a significant effect on our financial position, results of operations or cash flows.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.


Note 2.           Acquisition

In February 2008, we acquired substantially all of the assets of the metal vacuum closures operations of Grup Vemsa 1857, S.L., or Vem, which had manufacturing operations in Spain and China, for an aggregate purchase price of $10.5 million. The acquisition of Vem was accounted for using the purchase method of accounting.

                                        SILGAN HOLDINGS INC.
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Information at March 31, 2008 and 2007 and for the
                                three months then ended is unaudited)


Note 3.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2007 is summarized as follows:

                                                              Employee        Plant         Non-Cash
                                                              Severance        Exit          Asset
                                                            and Benefits      Costs        Write-Down       Total
                                                            ------------      -----        ----------       -----
                                                                              (Dollars in thousands)
Balance at December 31, 2007
----------------------------
2001 Fairfield Rationalization Plan                            $ --           $ 290         $  --          $   290
2006 Rationalization Plans                                      5,104           --             --            5,104
                                                               ------         -----         -------        -------
Balance at December 31, 2007                                    5,104           290            --            5,394

Activity for the Three Months Ended March 31, 2008
--------------------------------------------------
2001 Fairfield Rationalization Plan                              --             (31)           --              (31)
2006 Rationalization Plan Reserves Established                   --             751            --              751
2006 Rationalization Plan Reserves Utilized                      (564)         (751)           --           (1,315)
2008 Rationalization Plan Reserves Established                  2,739           155           1,032          3,926
2008 Rationalization Plan Reserves Utilized                      (666)          --           (1,032)        (1,698)
                                                               ------         -----         -------        --------
Total Activity                                                  1,509           124            --            1,633

Balance at March 31, 2008
-------------------------
2001 Fairfield Rationalization Plan                              --             259            --              259
2006 Rationalization Plans                                      4,540           --             --            4,540
2008 Rationalization Plans                                      2,073           155            --            2,228
                                                               ------         -----         -------        -------
Balance at March 31, 2008                                      $6,613         $ 414         $  --          $ 7,027
                                                               ======         =====         =======        =======

2008 Rationalization Plans
--------------------------

In the  first  quarter  of  2008 as part of our  ongoing  effort  to  streamline operations and reduce costs, we approved plans to close our metal food container
manufacturing   facility   in  Tarrant,   Alabama  and  our  plastic   container
manufacturing  facility  in  Richmond,   Virginia  and  to  consolidate  certain
activities and administrative positions within our European closures operations.

Our plan to cease operations at our Tarrant facility in the third quarter of 2008 includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.9 million. These costs include $0.7 million for employee severance and benefits, $1.5 million for plant exit costs and $1.1 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized in the first quarter of 2008 for this action were $0.5 million, of which $0.3 million was incurred for the accelerated depreciation of equipment and $0.2 million was incurred for employee severance and benefits. Additional charges of $2.4 million are expected through 2009. Cash payments of $2.2 million are expected through 2009.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2008 and 2007 and for the
                     three months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2008 Rationalization Plans (continued)
--------------------------

Our plan to cease operations at our Richmond facility in the third quarter of 2008 includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.6 million. These costs include $0.2 million for employee severance and benefits, $0.6 million for plant exit costs and $0.8 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized in the first quarter of 2008 for this action were $0.8 million for the non-cash write-down in carrying value of assets. Additional charges of $0.8 million are expected primarily in 2008. Cash payments of $0.8 million are expected primarily in 2008.

Our plans to consolidate administrative functions and streamline operations at certain of our closure manufacturing facilities in Europe include the termination of approximately 90 employees and the relocation of certain operations into existing facilities. These decisions resulted in a total charge to earnings in the first quarter of 2008 of $2.6 million, which consisted of $2.5 million for employee severance and benefits and $0.1 million for plant exit costs. Additional charges of $0.8 million for employee severance and benefits are expected during the remainder of 2008. Remaining cash payments of $2.7 million are expected primarily in 2008.

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $13.7 million. As of December 31, 2007, total charges of $12.5 million recognized to date included $5.8 million of non-cash pension and postretirement curtailment expense, $2.6 million for employee severance and special termination benefits, $1.1 million for plant exit costs and $3.0 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during the first quarter of 2008 were $0.8 million for plant exit costs. We have ceased operations at this facility. Additional charges of $0.4 million for plant exit costs are expected through 2008. Remaining cash payments of $1.5 million are expected primarily in 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2006 Rationalization Plans (continued)
--------------------------

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan will be $5.5 million. As of December 31, 2007, we recognized rationalization charges of $4.1 million for employee severance and benefits, $0.4 million for the non-cash write down in carrying value of assets and $0.6 million for plant exit costs. There were no charges recognized in the first quarter of 2008. We have ceased operations at this facility. Additional charges of $0.4 million for plant exit costs are expected through 2008. Remaining cash payments of $3.7 million are expected through 2009.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                                           March 31,     March 31,      Dec. 31,
                                             2008          2007           2007
                                             ----          ----           ----
                                                  (Dollars in thousands)
Accrued liabilities                         $3,683        $1,724         $2,050
Other liabilities                            3,344         3,371          3,344
                                            ------        ------         ------
                                            $7,027        $5,095         $5,394
                                            ======        ======         ======


Note 4.           Accumulated Other Comprehensive Income (Loss)

Accumulated  other  comprehensive  income  (loss) is reported  in the  Condensed
Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:

                                          March 31,     March 31,       Dec. 31,
                                            2008          2007            2007
                                            ----          ----            ----
                                                 (Dollars in thousands)

Foreign currency translation              $ 37,153      $ 16,142       $ 32,616
Change in fair value of derivatives         (2,320)        2,461          1,839
Unrecognized net periodic pension and
  other postretirement benefit costs:
     Net prior service credit                4,470         4,616          4,464
     Net actuarial loss                    (23,767)      (34,308)       (23,855)
                                          --------      --------       --------
 Accumulated other comprehensive
   income (loss)                          $ 15,536      $(11,089)      $ 15,064
                                          ========      ========       ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 5.           Inventories

Inventories consisted of the following:



                                                     March 31,              March 31,           Dec. 31,
                                                       2008                   2007                2007
                                                       ----                   ----                ----
                                                                    (Dollars in thousands)
  Raw materials                                      $ 86,079               $ 70,703            $ 91,988
  Work-in-process                                      88,111                 78,697              73,863
  Finished goods                                      362,229                355,682             282,665
  Spare parts and other                                31,823                 27,102              29,566
                                                     --------               --------            --------
                                                      568,242                532,184             478,082
  Adjustment to value domestic inventory
    at cost on the LIFO method                        (50,559)               (36,961)            (50,275)
                                                     --------               --------            --------
                                                     $517,683               $495,223            $427,807
                                                     ========               ========            ========


Note 6.           Long-Term Debt

Long-term debt consisted of the following:

                                                    March 31,              March 31,            Dec. 31,
                                                      2008                   2007                 2007
                                                      -----                  ----                 ----
                                                                    (Dollars in thousands)
Bank debt
     Bank revolving loans                          $  204,717             $  174,700            $   --
     Bank A term loans                                345,000                345,000             345,000
     Bank B term loans                                 41,477                 41,904              41,477
     Canadian term loans                               88,344                 77,778              91,674
     Euro term loans                                  315,580                267,020             294,480
     Other foreign bank revolving and
       term loans                                      27,644                 25,941              16,871
                                                   ----------             ----------            --------
       Total bank debt                              1,022,762                932,343             789,502
                                                   ----------             ----------            --------

Subordinated debt
     6 3/4% Senior Subordinated Notes                 200,000                200,000             200,000
     Other                                              3,000                  3,000               3,000
                                                   ----------             ----------            --------
       Total subordinated debt                        203,000                203,000             203,000
                                                   ----------             ----------            --------

Total debt                                          1,225,762              1,135,343             992,502
     Less current portion                             330,438                201,069             112,921
                                                   ----------             ----------            --------
                                                   $  895,324             $  934,274            $879,581
                                                   ==========             ==========            ========



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 6.           Long-Term Debt (continued)

At March 31, 2008, amounts expected to be repaid within one year consisted of $204.7 million of bank revolving loans related primarily to seasonal working capital needs and $95.1 million of bank term loans under our senior secured credit facility, or the Credit Agreement, $27.6 million of foreign bank revolving and term loans and $3.0 million of other subordinated debt.

At March 31, 2008, the aggregate notional principal amount of outstanding interest rate swap agreements was $352 million, of which $39 million matures in 2008 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).


Note 7.           Fair Value Measurements

We adopted SFAS No. 157 as it relates to financial assets and financial liabilities as of January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities that are measured on a recurring basis at March 31, 2008 consist of our interest rate swap agreements. We measured the fair value of the interest rate swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates. As such, these derivative instruments are classified within Level 2.

At March 31, 2008, our interest rate swap agreements were valued at a net liability of $4.0 million. There were no significant unrealized gains or losses related to our interest rate swap agreements recognized in the first quarter of 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 8.           Retirement Benefits

The components of the net periodic benefit cost for the three months ended March
31 are as follows:


                                                                                              Other
                                                            Pension Benefits         Postretirement Benefits
                                                            ----------------         -----------------------
                                                         2008              2007        2008           2007
                                                         ----              ----        ----           ----
                                                                       (Dollars in thousands)
   Service cost                                        $ 3,413           $ 3,662      $ 225          $ 244
   Interest cost                                         6,756             6,160        845            946
   Expected return on plan assets                       (7,603)           (7,678)       --             --
   Amortization of prior service cost (credit)             560               577       (549)          (442)
   Amortization of actuarial losses                         80               173         70            140
                                                       -------           -------      -----          -----
   Net periodic benefit cost                           $ 3,206           $ 2,894      $ 591          $ 888
                                                       =======           =======      =====          =====

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December
31, 2007, based on current tax law, there are no material minimum required contributions to our pension plans in 2008. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first three months of 2008, we made no contributions to fund our pension plans.


Note 9.           Income Taxes

Holdings and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal
Revenue Service, or IRS, has commenced an examination of Holdings' income tax return for the periods ended December 31, 2004 and December 31, 2005. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits.
Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.


Note 10.          Dividends

On March 25, 2008, we paid a quarterly cash dividend on our common stock of $0.17 per share, as approved by our Board of Directors. The cash payment related to this dividend totaled $6.5 million.

On May 7, 2008, our Board of Directors declared a quarterly cash dividend on our common stock of $0.17 per share, payable on June 13, 2008 to holders of record of our common stock on May 30, 2008. The cash payment related to this dividend is expected to be approximately $6.5 million.




                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 11.          Treasury Stock

In the first quarter of 2008, we issued 28,020 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 8,399 shares of our common stock at an average cost of $47.27 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2008, 5,282,214 shares were held in treasury.


Note 12.          Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first three months of 2008, we granted 82,900 restricted stock units to certain of our officers and key employees. The fair value of these restricted stock units at the date of grant was $3.9 million, which is being amortized ratably over the five-year vesting period from the date of grant.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2008 and 2007 and for the
                      three months then ended is unaudited)


Note 13.          Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

                                             Metal Food      Plastic
                                             Containers(1) Containers(2)  Closures(3)  Corporate      Total
                                             ----------    ----------     --------     ---------      -----
                                                                   (Dollars in thousands)
2008
----
Net sales                                     $351,231      $172,157      $156,444      $   --      $679,832
Depreciation and amortization(4)                16,161        11,406         7,630          421       35,618
Segment income from operations                  25,086        12,580        14,523       (2,354)      49,835

2007
----
Net sales                                     $345,628      $162,410      $142,788      $   --      $650,826
Depreciation and amortization(4)                14,769        10,309         6,707          421       32,206
Segment income from operations                  28,767        19,816        15,823       (2,312)      62,094


-------------

     (1) Segment income from operations includes rationalization charges of $1.3 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.
     (2) Segment income from operations includes a rationalization charge of $0.8 million for the three months ended March 31, 2008.
     (3) Segment income from operations includes rationalization charges of $2.6 million for the three months ended March 31, 2008.
     (4) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million for each of the three months ended March 31, 2008 and 2007.

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

                                                                 2008          2007
                                                                 ----          ----
                                                               (Dollars in thousands)

       Total segment income from operations                    $49,835       $62,094
       Interest and other debt expense                          16,313        16,099
                                                               -------       -------
         Income before income taxes                            $33,522       $45,995
                                                               =======       =======



Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


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

In February 2008, we acquired substantially all of the assets of Vem, a manufacturer of metal closures in Spain and China, for an aggregate purchase price of $10.5 million. In April 2008, we acquired the White Cap closures operation in Brazil, thereby concluding our acquisition of the White Cap closures operations from Amcor Limited.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                         2008           2007
                                                         ----           ----
Net sales
  Metal food containers                                  51.7%          53.1%
  Plastic containers                                     25.3           25.0
  Closures                                               23.0           21.9
                                                        -----          -----
     Consolidated                                       100.0          100.0
Cost of goods sold                                       86.8           84.6
                                                        -----          -----
Gross profit                                             13.2           15.4
Selling, general and administrative expenses              5.2            5.7
Rationalization charges                                   0.7            0.2
                                                        -----          -----
Income from operations                                    7.3            9.5
Interest and other debt expense                           2.4            2.4
                                                        -----          -----
Income before income taxes                                4.9            7.1
Provision for income taxes                                1.8            2.7
                                                        -----          -----
Net income                                                3.1%           4.4%
                                                        =====          =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                                        2008           2007
                                                        ----           ----
                                                       (Dollars in millions)

Net sales
  Metal food containers                                $351.2         $345.6
  Plastic containers                                    172.2          162.4
  Closures                                              156.4          142.8
                                                       ------         ------
     Consolidated                                      $679.8         $650.8
                                                       ======         ======

Income from operations
  Metal food containers (1)                            $ 25.1         $ 28.8
  Plastic containers (2)                                 12.6           19.8
  Closures (3)                                           14.5           15.8
  Corporate                                              (2.4)          (2.3)
                                                       ------         ------
     Consolidated                                      $ 49.8         $ 62.1
                                                       ======         ======


-------------

     (1) Includes rationalization charges of $1.3 million and $1.1 million recorded in 2008 and 2007, respectively.
     (2)  Includes a rationalization charge of $0.8 million recorded in 2008.
     (3)  Includes rationalization charges of $2.6 million recorded in 2008.

Three  Months  Ended March 31, 2008  Compared  with Three Months Ended March 31,
2007

Overview. Consolidated net sales were $679.8 million in the first quarter of 2008, representing a 4.5 percent increase as compared to the first quarter of 2007 primarily as a result of higher average selling prices across all businesses largely attributable to the pass through of higher raw material and other manufacturing costs and favorable foreign currency translation, partially offset by lower unit volumes in the metal food container business. Income from operations for the first quarter of 2008 of $49.8 million decreased by $12.3 million, or 19.8 percent, as compared to the same period in 2007 due to higher rationalization charges incurred in the first quarter of 2008, benefits impacting the first quarter of 2007 from the provisional inventory build of metal food containers and the benefit in the first quarter of 2007 due to the lagged pass through of declines in resin costs in the plastic container business. Results for 2008 included rationalization charges of $4.7 million. Results for 2007 included rationalization charges of $1.1 million. Net income for the first quarter of 2008 was $21.2 million, or $0.55 per diluted share, as compared to $28.5 million, or $0.75 per diluted share, for the same period in 2007.

Net Sales. The $29.0 million increase in consolidated net sales in the first quarter of 2008 as compared to the first quarter of 2007 was the result of higher net sales across all businesses and favorable foreign currency translation of approximately $14.5 million.

Net sales for the metal food container business increased $5.6 million, or 1.6 percent, in the first quarter of 2008 as compared to the same period in 2007. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes.

Net sales for the plastic container business in the first quarter of 2008 increased $9.8 million, or 6.0 percent, as compared to the same period in 2007. This increase was primarily due to higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $5.2 million.

Net sales for the closures business increased $13.6 million, or 9.5 percent, in the first quarter of 2008 as compared to the same period in 2007. This increase was primarily the result of favorable foreign currency translation of approximately $9.3 million, higher average selling prices due to the pass through of higher raw material costs and an increase in unit volumes in the domestic closure operations, partially offset by a less favorable mix of products sold.

Gross Profit. Gross profit margin decreased 2.2 percentage points to 13.2 percent in the first quarter of 2008 as compared to the same period in 2007 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.5 percentage points to 5.2 percent for the first quarter of 2008 as compared to
5.7 percent for the same period in 2007, due primarily to the recognition in 2008 of management fee income of $2.2 million from the management of the Brazilian White Cap closures operation during the delayed closing period up until it was acquired from Amcor Limited.

Income from Operations. Income from operations for the first quarter of 2008 decreased by $12.3 million as compared to the first quarter of 2007, and operating margin decreased to 7.3 percent from 9.5 percent over the same periods.

Income from operations of the metal food container business for the first quarter of 2008 decreased $3.7 million, or 12.8 percent, as compared to the same period in 2007, and operating margin decreased to 7.1 percent from 8.3 percent over the same periods. These declines were primarily a result of benefits derived in the first quarter of 2007 from a provisional inventory build in anticipation of certain union negotiations which were completed later in 2007, lower unit volumes and higher depreciation expense as a result of higher capital spending in 2007, partly offset by the benefits attributable to the closing of the St. Paul, Minnesota and Stockton, California manufacturing facilities, general cost reductions and improved manufacturing efficiencies. The first quarter of 2008 included total rationalization charges of $1.3 million related to ongoing costs to exit the St. Paul manufacturing facility as well as initial costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility. The first quarter of 2007 included rationalization charges of $1.1 million related to costs to exit the St. Paul and Stockton manufacturing facilities.

Income from operations of the plastic container business for the first quarter of 2008 decreased $7.2 million, or 36.4 percent, as compared to the same period in 2007, and operating margin decreased to 7.3 percent from 12.2 percent over the same periods. These decreases were primarily a result of the negative effect from the timing of the pass through of resin costs to customers particularly in light of escalating resin costs experienced in the first quarter of 2008 as compared to declines in resin costs experienced in the first quarter of 2007, rationalization charges of $0.8 million related to the shutdown of the Richmond, Virginia manufacturing facility and higher depreciation expense.

Income from operations of the closures business for the first quarter of 2008 decreased $1.3 million, or 8.2 percent, as compared to the same period in 2007, and operating margin decreased to 9.3 percent from 11.1 percent over the same periods. These decreases were due primarily to rationalization charges of $2.6 million recognized in the first quarter of 2008 related to the streamlining of certain operations and consolidation of various administrative positions in Europe as well as the benefit recognized in the first quarter of 2007 of $1.4 million from the sale of certain previously leased capping equipment, partially offset by management fee income of $2.2 million from the pre-acquisition management of the Brazilian White Cap closures operation.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2008 increased $0.2 million to $16.3 million as compared to the same period in 2007. This increase resulted primarily from higher average borrowings, largely offset by lower market interest rates.


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

For the three months ended March 31, 2008, we used net borrowings of revolving loans of $205.6 million, debt borrowings of $8.0 million and net proceeds from stock-based compensation issuances of $0.6 million to fund cash used in operations of $14.6 million primarily for our seasonal working capital needs, net capital expenditures of $23.6 million, our acquisition of Vem for $10.5 million, decreases in outstanding checks of $85.8 million and dividends paid on our common stock of $6.5 million and to increase cash balances by $73.2 million. At the end of 2007 and through the first quarter of 2008 in light of the current credit markets, we maintained a significant amount of cash, increasing our cash balances at March 31, 2008 to $169.2 million.

For the three months ended March 31, 2007, we used net borrowings of revolving loans of $173.8 million and net proceeds from stock-based compensation issuances of $0.6 million to fund cash used in operations of $22.3 million primarily for our seasonal working capital needs, net capital expenditures of $37.5 million, our acquisition of the White Cap operations in Venezuela for $7.8 million, net of cash acquired, decreases in outstanding checks of $94.6 million and dividends paid on our common stock of $6.1 million and to increase cash balances by $6.1 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2008, we had $204.7 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at March 31, 2008 was $202.3 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2008, we estimate that we will utilize approximately $300 - $350 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements.

On May 7, 2008, our Board of Directors declared a quarterly cash dividend on our common stock of $0.17 per share, payable on June 13, 2008 to holders of record of our common stock on May 30, 2008. The cash payment related to this dividend is expected to be approximately $6.5 million.

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

Rationalization Charges

In the first quarter of 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama and our plastic container manufacturing facility in Richmond, Virginia and to consolidate certain activities and administrative positions within our European closures operations.

Our plan to cease operations at our Tarrant facility in the third quarter of 2008 includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.9 million. These costs include $0.7 million for employee severance and benefits, $1.5 million for plant exit costs and $1.1 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized in the first quarter of 2008 for this action were $0.5 million, of which $0.3 million was incurred for the accelerated depreciation of equipment and $0.2 million was incurred for employee severance and benefits. Additional charges of $2.4 million are expected through 2009. Cash payments of $2.2 million are expected through 2009.

Our plan to cease operations at our Richmond facility in the third quarter of 2008 includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.6 million. These costs include $0.2 million for employee severance and benefits, $0.6 million for plant exit costs and $0.8 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized in the first quarter of 2008 for this action were $0.8 million for the non-cash write-down in carrying value of assets. Additional charges of $0.8 million are expected primarily in 2008. Cash payments of $0.8 million are expected primarily in 2008.

Our plans to consolidate administrative functions and streamline operations at certain of our closure manufacturing facilities in Europe include the termination of approximately 90 employees and the relocation of certain operations into existing facilities. These decisions resulted in a total charge to earnings in the first quarter of 2008 of $2.6 million, which consisted of $2.5 million for employee severance and benefits and $0.1 million for plant exit costs. Additional charges of $0.8 million for employee severance and benefits are expected during the remainder of 2008. Remaining cash payments of $2.7 million are expected primarily in 2008.

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We have ceased operations at both of these facilities. We incurred charges of $0.8 million in the first quarter of 2008 related to the St. Paul rationalization. We expect to incur additional charges of $0.8 million for plant exit costs through 2008 related to the St. Paul and Stockton rationalizations.

Under our rationalization plans, we made cash payments of $2.0 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Total future cash spending of $10.9 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2008 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.


RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have on our consolidated financial statements. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2008 included elsewhere in this Quarterly Report.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. We have elected not to measure eligible items at fair value, and therefore our adoption of SFAS No. 159 did not have a significant effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.


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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Since such filing there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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


Part II.  Other Information


Item 6.   Exhibits

Exhibit Number                               Description
--------------                               -----------


     10.1 Contract of Employment between Silgan White Cap Deutschland GmbH (formerly Amcor White Cap Deutschland GmbH) and Peter Konieczny, effective from September 1, 2004.

     12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2008 and 2007.

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




                                                   SILGAN HOLDINGS INC.



Dated:  May 12, 2008                               /s/ Robert B. Lewis
                                                   ----------------------------
                                                   Robert B. Lewis
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                   EXHIBIT
-----------                                   -------

    10.1 Contract of Employment between Silgan White Cap Deutschland GmbH (formerly Amcor White Cap Deutschland GmbH) and Peter Konieczny, effective from September 1, 2004.

    12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2008 and 2007.

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