Form 10-Q
period 2008-06-30
SILGAN HOLDINGS INC
filed 2008-08-11
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,890,211.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.  Financial Information                                                3

     Item 1.   Financial Statements                                           3

               Condensed Consolidated Balance Sheets at                       3
               June 30, 2008 and 2007 and December 31, 2007

               Condensed Consolidated Statements of Income for the            4
               three months ended June 30, 2008 and 2007

               Condensed Consolidated Statements of Income for the            5
               six months ended June 30, 2008 and 2007

               Condensed Consolidated Statements of Cash Flows for            6
               the six months ended June 30, 2008 and 2007

               Condensed Consolidated Statements of Stockholders'             7
               Equity for the six months ended June 30, 2008 and 2007

               Notes to Condensed Consolidated Financial Statements           8

    Item 2.    Management's Discussion and Analysis of                       20
               Financial Condition and  Results of Operations


    Item 3.    Quantitative and Qualitative Disclosures About Market         29
               Risk

    Item 4.    Controls and Procedures                                       29

Part II. Other Information                                                   30

    Item 4.    Submission of Matters to a Vote of Security Holders           30

    Item 6.    Exhibits                                                      30

Signatures                                                                   31

Exhibit Index                                                                32

Part I. Financial Information
Item 1. Financial Statements

                                     SILGAN HOLDINGS INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)


                                                       June 30,       June 30,      Dec. 31,
                                                         2008           2007          2007
                                                         ----           ----          ----
                                                      (unaudited)    (unaudited)
Assets

Current assets
     Cash and cash equivalents                        $   86,079     $   25,272    $   95,941
     Trade accounts receivable, net                      346,156        320,341       219,775
     Inventories                                         576,129        548,289       427,807
     Prepaid expenses and other current assets            30,233         32,827        27,670
                                                      ----------     ----------    ----------
         Total current assets                          1,038,597        926,729       771,193

Property, plant and equipment, net                       940,280        913,271       939,627
Goodwill                                                 311,172        298,486       310,692
Other intangible assets, net                              61,972         63,011        63,526
Other assets, net                                         76,212         57,519        54,975
                                                      ----------     ----------    ----------
                                                      $2,428,233     $2,259,016    $2,140,013
                                                      ==========     ==========    ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
       portion of long-term debt                      $  318,765     $  261,688    $  112,921
     Trade accounts payable                              258,907        208,219       272,999
     Accrued payroll and related costs                    82,483         70,349        70,996
     Accrued liabilities                                  43,962         62,536        34,028
                                                      ----------     ----------    ----------
         Total current liabilities                       704,117        602,792       490,944

Long-term debt                                           895,849        942,605       879,581
Other liabilities                                        271,259        290,024       269,405


Stockholders' equity
     Common stock                                            432            430           430
     Paid-in capital                                     157,417        149,586       152,629
     Retained earnings                                   433,597        336,733       392,108
     Accumulated other comprehensive income (loss)        25,725         (3,109)       15,064
     Treasury stock                                      (60,163)       (60,045)      (60,148)
                                                      ----------     ----------    ----------
         Total stockholders' equity                      557,008        423,595       500,083
                                                      ----------     ----------    ----------
                                                      $2,428,233     $2,259,016    $2,140,013
                                                      ==========     ==========    ==========


                                    See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2008 and 2007
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                         2008        2007
                                                         ----        ----

Net sales                                              $735,283    $683,526
Cost of goods sold                                      627,256     584,282
                                                       --------    --------
     Gross profit                                       108,027      99,244

Selling, general and administrative expenses             40,363      38,475
Rationalization charges                                   2,718       2,305
                                                       --------    --------
     Income from operations                              64,946      58,464

Interest and other debt expense                          14,802      16,909
                                                       --------    --------
     Income before income taxes                          50,144      41,555

Provision for income taxes                               16,834      14,810
                                                       --------    --------
     Net income                                        $ 33,310    $ 26,745
                                                       ========    ========


Earnings per share:
     Basic net income per share                           $0.88       $0.71
                                                          =====       =====
     Diluted net income per share                         $0.87       $0.70
                                                          =====       =====

Dividends per share                                       $0.17       $0.16
                                                          =====       =====

Weighted average number of shares:
     Basic                                               37,851      37,654
     Effect of dilutive securities                          418         508
                                                         ------      ------
     Diluted                                             38,269      38,162
                                                         ======      ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2008 and 2007
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                           2008           2007
                                                           ----           ----

Net sales                                              $1,415,115     $1,334,351
Cost of goods sold                                      1,217,022      1,135,040
                                                       ----------     ----------
     Gross profit                                         198,093        199,311

Selling, general and administrative expenses               75,915         75,375
Rationalization charges                                     7,393          3,377
                                                       ----------     ----------
     Income from operations                               114,785        120,559

Interest and other debt expense                            31,115         33,008
                                                       ----------     ----------
     Income before income taxes                            83,670         87,551

Provision for income taxes                                 29,204         32,298
                                                       ----------     ----------
     Net income                                        $   54,466     $   55,253
                                                       ==========     ==========


Earnings per share:
     Basic net income per share                             $1.44          $1.47
                                                            =====          =====
     Diluted net income per share                           $1.42          $1.45
                                                            =====          =====

Dividends per share                                         $0.34          $0.32
                                                            =====          =====

Weighted average number of shares:
     Basic                                                 37,812         37,634
     Effect of dilutive securities                            427            500
                                                           ------         ------
     Diluted                                               38,239         38,134
                                                           ======         ======



                              See accompanying notes.

                                     SILGAN HOLDINGS INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30, 2008 and 2007
                                    (Dollars in thousands)
                                          (Unaudited)

                                                                   2008         2007
                                                                   ----         ----
Cash flows provided by (used in) operating activities
     Net income                                                 $  54,466    $  55,253
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                             71,459       66,783
         Rationalization charges                                    7,393        3,377
         Excess tax benefit from stock-based compensation          (2,067)        (860)
         Other changes that provided (used) cash,
           net of effects from acquisitions:
              Trade accounts receivable, net                     (119,098)     (82,569)
              Inventories                                        (131,389)    (117,290)
              Trade accounts payable                               65,982          872
              Accrued liabilities                                   6,511       19,522
              Other, net                                            2,725       16,987
                                                                ---------    ---------
         Net cash used in operating activities                    (44,018)     (37,925)
                                                                ---------    ---------

Cash flows provided by (used in) investing activities
     Purchase of businesses, net of cash acquired                 (14,542)      (7,846)
     Capital expenditures                                         (55,386)     (75,420)
     Proceeds from asset sales                                        918        2,546
                                                                ---------    ---------
         Net cash used in investing activities                    (69,010)     (80,720)
                                                                ---------    ---------

Cash flows provided by (used in) financing activities
     Borrowings under revolving loans                             422,620      500,623
     Repayments under revolving loans                            (226,269)    (266,632)
     Changes in outstanding checks - principally vendors          (88,063)     (96,078)
     Proceeds from issuance of debt                                 7,984         --
     Repayments of long-term debt                                  (3,000)        --
     Dividends paid on common stock                               (12,977)     (12,138)
     Proceeds from stock option exercises                           1,201          789
     Excess tax benefit from stock-based compensation               2,067          860
     Repurchase of treasury shares                                   (397)        (244)
                                                                ---------    ---------
         Net cash provided by financing activities                103,166      127,180
                                                                ---------    ---------

Cash and cash equivalents
     Net (decrease) increase                                       (9,862)       8,535
     Balance at beginning of year                                  95,941       16,737
                                                                ---------    ---------
     Balance at end of period                                   $  86,079    $  25,272
                                                                =========    =========


Interest paid, net                                              $  30,666    $  26,953
Income taxes paid, net                                             23,193       12,757


                                    See accompanying notes.


                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                            For the six months ended June 30, 2008 and 2007
                                                    (Dollars and shares in thousands)
                                                               (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other                     Total
                                            Shares    Par    Paid-in  Retained  Comprehensive  Treasury   Stockholders'
                                         Outstanding Value   Capital  Earnings   Income(Loss)    Stock       Equity
                                         ----------- -----  --------  --------  -------------  --------   -------------
Balance at December 31, 2006                37,588    $429  $146,332  $295,433    $(15,564)    $(60,090)    $366,540

Comprehensive income:

   Net income                                  --      --       --      55,253        --           --         55,253

   Amortization of net prior service
    credit and net actuarial losses,
    net of tax provision of $373               --      --       --        --           609         --            609

   Change in fair value of derivatives,
    net of tax provision of $2,956             --      --       --        --         4,920         --          4,920

   Foreign currency translation, net
    of tax benefit of $2,569                   --      --       --        --         6,926         --          6,926
                                                                                                            --------
Comprehensive income                                                                                          67,708
                                                                                                            --------

Adjustment to initially apply FIN 48           --      --       --      (1,815)       --           --         (1,815)

Dividends declared on common stock             --      --       --     (12,138)       --           --        (12,138)

Stock compensation expense                     --      --      1,618      --          --           --          1,618

Stock option exercises, including
 tax benefit of $1,033                          64       1     1,821      --          --           --          1,822

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $104                  17     --       (185)     --          --             45         (140)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at June 30, 2007                    37,669    $430  $149,586  $336,733    $ (3,109)    $(60,045)    $423,595
                                            ======    ====  ========  ========    ========     ========     ========

Balance at December 31, 2007                37,740    $430  $152,629  $392,108    $ 15,064     $(60,148)    $500,083

Comprehensive income:

   Net income                                  --      --       --      54,466        --           --         54,466

   Amortization of net prior service
    credit and net actuarial losses,
    net of tax provision of $115               --      --       --        --           161         --            161

   Change in fair value of derivatives,
    net of tax provision of $1,972             --      --       --        --         2,786         --          2,786

   Foreign currency translation,
    net of tax benefit of $8,705               --      --       --        --         7,714         --          7,714
                                                                                                            --------
Comprehensive income                                                                                          65,127
                                                                                                            --------

Dividends declared on common stock             --      --       --     (12,977)       --           --        (12,977)

Stock compensation expense                     --      --      1,768      --          --           --          1,768

Stock option exercises, including
 tax benefit of $2,131                         130       2     3,330      --          --           --          3,332

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $72                   20     --       (310)     --          --            (15)        (325)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at June 30, 2008                    37,890    $432  $157,417  $433,597    $ 25,725     $(60,163)    $557,008
                                            ======    ====  ========  ========    ========     ========     ========

                                                         See accompanying notes.

                                                                  -7-

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. We have elected not to measure eligible items at fair value, and therefore our adoption of SFAS No. 159 did not have an effect on our financial position, results of operations or cash flows.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after the effective date of adoption will be recognized as adjustments to income tax expense. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

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


Note 2.           Acquisitions

In February 2008, we acquired substantially all of the assets of the metal vacuum closures operations of Grup Vemsa 1857, S.L., or Vem, which had manufacturing operations in Spain and China, for an aggregate purchase price of $10.2 million. The acquisition of Vem was accounted for using the purchase method of accounting.

In April 2008, we acquired the White Cap closures operation in Brazil for an aggregate purchase price of $4.3 million, net of cash acquired, thereby concluding our acquisition of the White Cap closures operations from Amcor Limited. This acquisition was accounted for using the purchase method of accounting.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2007 is summarized as follows:

                                                        Employee        Plant         Non-Cash
                                                        Severance        Exit          Asset
                                                      and Benefits      Costs        Write-Down      Total
                                                      ------------      -----        ----------      -----
                                                                       (Dollars in thousands)
Balance at December 31, 2007
----------------------------
2001 Fairfield Rationalization Plan                     $    --        $   290        $   --        $   290
2006 Rationalization Plans                                 5,104           --             --          5,104
                                                        --------       -------        -------       -------
Balance at December 31, 2007                               5,104           290            --          5,394

Activity for the Six Months Ended June 30, 2008
-----------------------------------------------
2001 Fairfield Rationalization Plan                          --            (61)           --            (61)
2006 Rationalization Plan Reserves Established               --          1,344            296         1,640
2006 Rationalization Plan Reserves Utilized                 (798)       (1,344)          (296)       (2,438)
2008 Rationalization Plan Reserves Established             3,636           205          1,912         5,753
2008 Rationalization Plan Reserves Utilized               (1,527)          (51)        (1,912)       (3,490)
                                                        --------       -------        -------       -------
Total Activity                                             1,311            93            --          1,404

Balance at June 30, 2008
------------------------
2001 Fairfield Rationalization Plan                          --            229            --            229
2006 Rationalization Plans                                 4,306           --             --          4,306
2008 Rationalization Plans                                 2,109           154            --          2,263
                                                        --------       -------        -------       -------
Balance at June 30, 2008                                $  6,415       $   383        $   --        $ 6,798
                                                        ========       =======        =======       =======

2008 Rationalization Plans
--------------------------

In the first  quarter  of 2008,  as part of our  ongoing  effort  to  streamline operations and reduce costs, we approved plans to close our metal food container
manufacturing   facility   in  Tarrant,   Alabama  and  our  plastic   container
manufacturing   facility  in  Richmond,   Virginia  and  to  streamline  certain
operations and consolidate various administrative  positions within our European closures operations.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2008 Rationalization Plans (continued)
--------------------------

Our plan to cease operations at our Tarrant facility in the third quarter of 2008 includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.8 million. These costs include $0.6 million for employee severance and benefits, $1.5 million for plant exit costs and $1.1 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized during the first six months of 2008 for this action were $1.6 million, of which $1.1 million was incurred for the accelerated depreciation of equipment and $0.5 million was incurred for employee severance and benefits. Additional charges of $1.2 million are expected through 2009. Remaining cash payments of $1.8 million are expected through 2009.

Our plan to cease operations at our Richmond facility in the third quarter of 2008 includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.6 million. These costs include $0.2 million for employee severance and benefits, $0.6 million for plant exit costs and $0.8 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during the first six months of 2008 for this action were $0.8 million for the non-cash write-down in carrying value of assets. Additional charges and related payments of $0.8 million are expected primarily in 2008.

Our plans to consolidate various administrative positions and streamline operations at certain of our closure manufacturing facilities in Europe include the termination of approximately 90 employees and the relocation of certain operations into existing facilities. These decisions resulted in a total charge to earnings in the first six months of 2008 of $3.3 million, which consisted of $3.1 million for employee severance and benefits and $0.2 million for plant exit costs. Additional charges of $0.5 million for employee severance and benefits are expected during the remainder of 2008. Remaining cash payments of $2.5 million are expected primarily in 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $14.2 million. As of December 31, 2007, total charges of $12.5 million recognized to date included $5.8 million of non-cash pension and postretirement curtailment expense, $2.6 million for employee severance and special termination benefits, $1.1 million for plant exit costs and $3.0 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during the first six months of 2008 were $1.6 million, of which $1.3 million was for plant exit costs and $0.3 million was for the non-cash write down in carrying value of assets. We have ceased operations at this facility. Additional charges of $0.1 million for plant exit costs are expected through 2008. Remaining cash payments of $1.0 million are expected primarily in 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan will be $5.5 million. As of December 31, 2007, we recognized rationalization charges of $4.1 million for employee severance and benefits, $0.4 million for the non-cash write down in carrying value of assets and $0.6 million for plant exit costs. Rationalization charges recognized during the first six months of 2008 were $0.1 million for plant exit costs. We have ceased operations at this facility. Additional charges of $0.3 million for plant exit costs are expected through 2008. Remaining cash payments of $3.7 million are expected through 2009.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                          June 30,         June 30,        Dec. 31,
                            2008             2007            2007
                            ----             ----            ----
                                    (Dollars in thousands)

Accrued liabilities        $3,633           $1,797          $2,050
Other liabilities           3,165            3,660           3,344
                           ------           ------          ------
                           $6,798           $5,457          $5,394
                           ======           ======          ======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 4.           Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                             June 30,           June 30,          Dec. 31,
                                               2008               2007              2007
                                               ----               ----              ----
                                                         (Dollars in thousands)
Foreign currency translation                 $ 40,330           $ 19,834          $ 32,616
Change in fair value of derivatives             4,625              6,416             1,839
Unrecognized net periodic pension and
  other postretirement benefit costs:
     Net prior service credit                   4,446              4,700             4,464
     Net actuarial loss                       (23,676)           (34,059)          (23,855)
                                             --------           --------          --------
Accumulated other comprehensive
  income (loss)                              $ 25,725           $ (3,109)         $ 15,064
                                             ========           ========          ========


Note 5.           Inventories

Inventories consisted of the following:

                                             June 30,           June 30,          Dec. 31,
                                               2008               2007              2007
                                               ----               ----              ----
                                                         (Dollars in thousands)
  Raw materials                              $ 94,564           $ 79,969          $ 91,988
  Work-in-process                              81,247             80,085            73,863
  Finished goods                              420,233            399,116           282,665
  Spare parts and other                        32,760             27,703            29,566
                                             --------           --------          --------
                                              628,804            586,873           478,082
  Adjustment to value domestic inventory
    at cost on the LIFO method                (52,675)           (38,584)          (50,275)
                                             --------           --------          --------
                                             $576,129           $548,289          $427,807
                                             ========           ========          ========



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 6.           Long-Term Debt

Long-term debt consisted of the following:

                                                   June 30,          June 30,         Dec. 31,
                                                     2008              2007             2007
                                                     ----              ----             ----
                                                              (Dollars in thousands)
Bank debt
   Bank revolving loans                           $  193,232        $  240,800        $   --
   Bank A term loans                                 345,000           345,000         345,000
   Bank B term loans                                  41,477            41,904          41,477
   Canadian term loans                                88,974            84,069          91,674
   Euro term loans                                   315,480           269,060         294,480
   Other foreign bank revolving and
     term loans                                       30,451            20,460          16,871
                                                  ----------        ----------        --------
     Total bank debt                               1,014,614         1,001,293         789,502
                                                  ----------        ----------        --------

Subordinated debt
   6 3/4% Senior Subordinated Notes                  200,000           200,000         200,000
   Other                                                --               3,000           3,000
                                                  ----------        ----------        --------
     Total subordinated debt                         200,000           203,000         203,000
                                                  ----------        ----------        --------

Total debt                                         1,214,614         1,204,293         992,502
   Less current portion                              318,765           261,688         112,921
                                                  ----------        ----------        --------
                                                  $  895,849        $  942,605        $879,581
                                                  ==========        ==========        ========

At June 30, 2008, amounts expected to be repaid within one year consisted of $193.2 million of bank revolving loans related primarily to seasonal working capital needs and $95.1 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $30.5 million of foreign bank revolving and term loans.

At June 30, 2008, the aggregate notional principal amount of outstanding interest rate swap agreements was $352 million, of which $39 million matures in 2008 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


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

The financial assets and liabilities that are measured on a recurring basis at June 30, 2008 consist of our interest rate swap agreements. We measured the fair value of the interest rate swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would receive based on the present value of the expected cash flows derived from market interest rates. As such, these derivative instruments are classified within Level 2.

At June 30, 2008, our interest rate swap agreements were valued as a net asset of $7.9 million. There were no significant unrealized gains or losses related to our interest rate swap agreements recognized during the first six months of 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 8.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                   Three Months Ended          Six Months Ended
                                                   ------------------          ----------------
                                                 June 30,      June 30,    June 30,       June 30,
                                                   2008          2007        2008           2007
                                                   ----          ----        ----           ----
                                                              (Dollars in thousands)
   Service cost                                  $ 3,373       $ 3,466     $  6,786        $ 7,128
   Interest cost                                   6,810         6,089       13,566         12,249
   Expected return on plan assets                 (7,573)       (7,732)     (15,176)       (15,410)
   Amortization of prior service cost                561           577        1,121          1,154
   Amortization of actuarial losses                   80           258          160            431
   Curtailment expense                              --           1,158         --            1,158
                                                 -------       -------     --------       --------
   Net periodic benefit cost                     $ 3,251       $ 3,816     $  6,457       $  6,710
                                                 =======       =======     ========       ========

The components of the net periodic other postretirement benefits costs are as follows:

                                                   Three Months Ended          Six Months Ended
                                                   ------------------          ----------------
                                                  June 30,      June 30,    June 30,       June 30,
                                                    2008          2007        2008           2007
                                                    ----          ----        ----           ----
                                                               (Dollars in thousands)
   Service cost                                    $ 236         $ 225      $   461         $  469
   Interest cost                                     804           928        1,649          1,873
   Amortization of prior service credit             (600)         (442)      (1,149)          (884)
   Amortization of actuarial losses                   74           141          144            281
                                                   -----         -----      -------         ------
   Net periodic benefit cost                       $ 514         $ 852      $ 1,105         $1,739
                                                   =====         =====      =======         ======

We recognized curtailment expense in 2007 for our pension benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December
31, 2007, based on current tax law, there are no material minimum required contributions to our pension plans in 2008. However, this is subject to change based on a number of factors, including in the event that asset performance is significantly below the assumed long-term rate of return on plan assets. During the first six months of 2008, we made no material contributions to fund our pension plans.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


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


Note 10.          Dividends

In March and June of 2008, we paid quarterly cash dividends on our common stock of $0.17 per share, as approved by our Board of Directors. The cash payments related to these dividends totaled $13.0 million.

On August 6, 2008, our Board of Directors declared a quarterly cash dividend on our common stock of $0.17 per share, payable on September 15, 2008 to holders of record of our common stock on August 29, 2008. The cash payment related to this dividend is expected to be approximately $6.5 million.


Note 11.          Treasury Stock

During the first six months of 2008, we issued 28,877 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 8,399 shares of our common stock at an average cost of $47.27 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2008, 5,281,357 shares were held in treasury.


Note 12.          Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first six months of 2008, we granted 82,900 restricted stock units to certain of our officers and key employees. The fair value of these restricted stock units at the date of grant was $3.9 million, which is being amortized ratably over the five-year vesting period from the date of grant. In June 2008, we granted 5,262 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these restricted stock units at the date of grant was $0.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 13.          Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

                                        Metal Food       Plastic
                                        Containers(1)  Containers(2)   Closures(3)   Corporate      Total
                                        -------------  -------------   -----------   ---------      -----
                                                                 (Dollars in thousands)
Three Months Ended June 30, 2008
--------------------------------

Net sales                                 $377,462       $166,893       $190,928      $   --     $  735,283
Depreciation and amortization(4)            15,869         11,408          7,461          421        35,159
Segment income from operations              33,085         13,598         21,754       (3,491)       64,946

Three Months Ended June 30, 2007
--------------------------------

Net sales                                 $364,972       $157,184       $161,370      $   --     $  683,526
Depreciation and amortization(4)            15,442         11,201          6,847          421        33,911
Segment income from operations              27,705         12,417         20,781       (2,439)       58,464

Six Months Ended June 30, 2008
------------------------------

Net sales                                 $728,693       $339,050       $347,372      $   --     $1,415,115
Depreciation and amortization(4)            32,030         22,814         15,090          842        70,776
Segment income from operations              58,171         26,179         36,278       (5,843)      114,785

Six Months Ended June 30, 2007
------------------------------

Net sales                                 $710,600       $319,593       $304,158      $   --     $1,334,351
Depreciation and amortization(4)            30,211         21,509         13,555          842        66,117
Segment income from operations              56,472         32,233         36,604       (4,750)      120,559

-------------


     (1) Segment income from operations includes rationalization charges of $2.0 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.
     (2) Segment income from operations includes rationalization charges of $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.
     (3) Segment income from operations includes rationalization charges of $0.6 million and $3.3 million for the three and six months ended June
          30, 2008, respectively.
     (4) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million for each of the three months ended June 30, 2008 and 2007 and $0.7 million for each of the six months ended June 30, 2008 and 2007.

                                      -18-

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2008 and 2007 and for the
                  three and six months then ended is unaudited)


Note 13.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                               Three Months Ended          Six Months Ended
                                               ------------------          ----------------
                                              June 30,     June 30,     June 30,     June 30,
                                                2008         2007         2008         2007
                                                ----         ----         ----         ----
                                                          (Dollars in thousands)
    Total segment income from operations      $64,946      $58,464      $114,785     $120,559
    Interest and other debt expense            14,802       16,909        31,115       33,008
                                              -------      -------      --------     --------
    Income before income taxes                $50,144      $41,555      $ 83,670     $ 87,551
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

In February 2008, we acquired substantially all of the assets of Vem, a manufacturer of metal closures in Spain and China, for an aggregate purchase price of $10.2 million. In April 2008, we acquired the White Cap closures operation in Brazil for an aggregate purchase price of $4.3 million, net of cash acquired, thereby concluding our acquisition of the White Cap closures operations from Amcor Limited.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                     Three Months Ended             Six Months Ended
                                                     ------------------             ----------------
                                                    June 30,     June 30,        June 30,     June 30,
                                                      2008         2007            2008         2007
                                                      ----         ----            ----         ----
Net sales
  Metal food containers                               51.3%        53.4%           51.5%        53.2%
  Plastic containers                                  22.7         23.0            24.0         24.0
  Closures                                            26.0         23.6            24.5         22.8
                                                     -----        -----           -----        -----
    Consolidated                                     100.0        100.0           100.0        100.0
Cost of goods sold                                    85.3         85.5            86.0         85.1
                                                     -----        -----           -----        -----
Gross profit                                          14.7         14.5            14.0         14.9
Selling, general and administrative expenses           5.5          5.6             5.4          5.6
Rationalization charges                                0.4          0.3             0.5          0.3
                                                     -----        -----           -----        -----
Income from operations                                 8.8          8.6             8.1          9.0
Interest and other debt expense                        2.0          2.5             2.2          2.5
                                                     -----        -----           -----        -----
Income before income taxes                             6.8          6.1             5.9          6.5
Provision for income taxes                             2.3          2.2             2.1          2.4
                                                     -----        -----           -----        -----
Net income                                             4.5%         3.9%            3.8%         4.1%
                                                     =====        =====           =====        =====


Summary  unaudited results of operations for the three and six months ended June
30, 2008 and 2007 are provided below.

                                                     Three Months Ended           Six Months Ended
                                                     ------------------           ----------------
                                                   June 30,     June 30,       June 30,     June 30,
                                                     2008         2007           2008         2007
                                                     ----         ----           ----         ----
                                                                  (Dollars in millions)
Net sales
  Metal food containers                             $377.5       $365.0        $  728.7     $  710.6
  Plastic containers                                 166.9        157.2           339.0        319.6
  Closures                                           190.9        161.4           347.4        304.2
                                                    ------       ------        --------     --------
    Consolidated                                    $735.3       $683.6        $1,415.1     $1,334.4
                                                    ======       ======        ========     ========

Income from operations
  Metal food containers (1)                         $ 33.1       $ 27.7        $   58.2       $ 56.5
  Plastic containers (2)                              13.6         12.4            26.2         32.2
  Closures (3)                                        21.8         20.8            36.3         36.6
  Corporate                                           (3.6)        (2.4)           (5.9)        (4.7)
                                                    ------       ------        --------       ------
    Consolidated                                    $ 64.9       $ 58.5        $  114.8       $120.6
                                                    ======       ======        ========       ======
-------------

     (1) Includes rationalization charges of $2.0 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.
     (2) Includes rationalization charges of $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.
     (3) Includes rationalization charges of $0.6 million and $3.3 million for the three and six months ended June 30, 2008, respectively.


Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Overview. Consolidated net sales were $735.3 million in the second quarter of 2008, representing a 7.6 percent increase as compared to the second quarter of 2007 primarily as a result of higher average selling prices across all businesses largely attributable to the pass through of higher raw material and other manufacturing costs and favorable foreign currency translation, partially offset by lower unit volumes in the metal food and plastic container businesses. Income from operations for the second quarter of 2008 of $64.9 million increased by $6.4 million, or 10.9 percent, as compared to the same period in 2007 due to manufacturing efficiencies and cost control across all businesses, a favorable mix of products sold in the plastic container business and higher unit volumes in the closures business, partially offset by inflation in manufacturing and other costs and lower unit volumes in the metal food and plastic container businesses. Results for 2008 included rationalization charges of $2.7 million. Results for 2007 included rationalization charges of $2.3 million. Net income for the second quarter of 2008 was $33.3 million, or $0.87 per diluted share, as compared to $26.8 million, or $0.70 per diluted share, for the same period in 2007.

Net Sales. The $51.7 million increase in consolidated net sales in the second quarter of 2008 as compared to the second quarter of 2007 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $12.5 million, or 3.4 percent, in the second quarter of 2008 as compared to the same period in 2007. This increase was primarily attributable to higher average selling prices as a result of the pass through of inflation in raw material and other manufacturing costs, partially offset by lower unit volumes.

Net sales for the plastic container business in the second quarter of 2008 increased $9.7 million, or 6.2 percent, as compared to the same period in 2007. This increase was primarily due to higher average selling prices as a result of the pass through of higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $3.1 million, partially offset by lower unit volumes attributable to generally soft market demand.

Net sales for the closures business increased $29.5 million, or 18.3 percent, in the second quarter of 2008 as compared to the same period in 2007. This increase was primarily the result of favorable foreign currency translation of approximately $12.5 million, higher average selling prices due to the pass through of higher raw material costs and an increase in unit volumes, including from the recently acquired Vem and White Cap Brazil operations.

Gross Profit. Gross profit margin increased 0.2 percentage points to 14.7 percent in the second quarter of 2008 as compared to the same period in 2007 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 5.5 percent for the second quarter of 2008 as compared to
5.6 percent for the same period in 2007, due primarily to cost control measures across all businesses.

Income from Operations. Income from operations for the second quarter of 2008 increased by $6.4 million, or 10.9 percent, as compared to the second quarter of 2007, and operating margin increased to 8.8 percent from 8.6 percent over the same periods.

Income from operations of the metal food container business for the second quarter of 2008 increased $5.4 million, or 19.5 percent, as compared to the same period in 2007, and operating margin increased to 8.8 percent from 7.6 percent over the same periods. These increases were primarily a result of cost control and manufacturing efficiencies, including the benefits from the closing of the St. Paul, Minnesota and Stockton, California manufacturing facilities, slightly offset by lower unit volumes. The second quarter of 2008 included total rationalization charges of $2.0 million primarily related to ongoing costs to exit the St. Paul manufacturing facility as well as costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility. The second quarter of 2007 included rationalization charges of $2.1 million related to costs to exit the St. Paul and Stockton manufacturing facilities.

Income from operations of the plastic container business for the second quarter of 2008 increased $1.2 million, or 9.7 percent, as compared to the same period in 2007, and operating margin increased to 8.1 percent from 7.9 percent over the same periods. These increases were primarily a result of a favorable mix of products sold, improved manufacturing efficiencies and cost control, partially offset by inflation in manufacturing and other costs and a decrease in unit volumes attributable to generally soft market demand.

Income from operations of the closures business for the second quarter of 2008 increased $1.0 million, or 4.8 percent, as compared to the same period in 2007, while operating margin decreased to 11.4 percent from 12.9 percent over the same periods. The increase in income from operations was due primarily to unit volume increases, partially offset by inflation in manufacturing and other costs and rationalization charges of $0.6 million recognized in the second quarter of 2008 related to the streamlining of certain operations and consolidation of various administrative positions in Europe. Operating margin was also negatively impacted as a result of the inventory write-up for purchase accounting in the recently acquired Vem and White Cap Brazil operations.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2008 decreased $2.1 million to $14.8 million as compared to the same period in 2007. This decrease was primarily due to lower market interest rates and higher interest income attributable to the cash on hand during the quarter.

Provision for Income Taxes. The effective tax rate for the second quarter of 2008 was 33.6 percent as compared to 35.6 percent in the same period of 2007. The effective tax rate for the second quarter of 2008 benefited from a $1.7 million tax credit related to certain non-recurring state tax incentives associated with capital investments.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Overview. Consolidated net sales were $1.42 billion in the first six months of 2008, representing a 6.0 percent increase as compared to the first six months of 2007 primarily due to higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs, favorable foreign currency translation and an increase in unit volumes in the closures business, slightly offset by lower unit volumes in the metal food and plastic container businesses. Income from operations for the first six months of 2008 decreased by $5.8 million, or 4.8 percent, as compared to the same period in 2007. The decrease in income from operations was a result of $4.0 million of higher rationalization charges incurred in 2008, benefits realized in the first quarter of 2007 due to the lagged pass through of declines in resin costs in the plastic container business, higher depreciation expense, inflation in manufacturing and other costs and lower unit volumes in the metal food and plastic container businesses. The results for the first six months of 2008 and 2007 included rationalization charges of $7.4 million and $3.4 million, respectively. Net income for the first six months of 2008 was $54.5 million, or $1.42 per diluted share, as compared to $55.3 million, or $1.45 per diluted share, for the same period in 2007.

Net Sales. The $80.7 million increase in consolidated net sales in the first six months of 2008 as compared to the first six months of 2007 was due to higher net sales across all of our businesses.

Net sales for the metal food container business increased $18.1 million, or 2.5 percent, in the first six months of 2008 as compared to the same period in 2007. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs, partially offset by lower unit volumes.

Net sales for the plastic container business in the first six months of 2008 increased $19.4 million, or 6.1 percent, as compared to the same period in 2007. This increase was primarily the result of higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $8.3 million, slightly offset by lower unit volumes attributable to generally soft market demand.

Net sales for the closures business in the first six months of 2008 increased $43.2 million, or 14.2 percent, as compared to the same period in 2007. This increase was the result of favorable foreign currency translation of approximately $21.8 million, higher average selling prices due to the pass through of higher raw material costs and an increase in unit volumes.

Gross Profit. Gross Profit margin decreased 0.9 percentage points to 14.0 percent for the first six months of 2008 as compared to the same period in 2007 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to
5.4 percent for the first six months of 2008 as compared to 5.6 percent for the same period in 2007, due primarily to the recognition in the first quarter of 2008 of management fee income of $2.2 million from the management of the White Cap Brazil closures operations during the delayed closing period up until it was acquired from Amcor Limited.

Income from Operations. Income from operations for the first six months of 2008 decreased by $5.8 million, or 4.8 percent, as compared to the first six months of 2007, and operating margin decreased to 8.1 percent from 9.0 percent over the same periods.

Income from operations of the metal food container business for the first six months of 2008 increased $1.7 million, or 3.0 percent, as compared to the same period in 2007, while operating margin remained constant at 8.0 percent over the same periods. The increase in income from operations was principally due to cost control and manufacturing efficiencies, including the benefits from closing the St. Paul and Stockton manufacturing facilities. The increase in income from operations was partially offset by benefits derived in the first quarter of 2007 from the provisional inventory build in anticipation of certain union negotiations which were completed in the second quarter of 2007, lower unit volumes and higher depreciation expense. Rationalization charges for the first six months of 2008 and 2007 were $3.3 million and $3.2 million, respectively.

Income from operations of the plastic container business for the first six months of 2008 decreased $6.0 million, or 18.6 percent, as compared to the same period in 2007, and operating margin decreased to 7.7 percent from 10.1 percent over the same periods. These decreases were primarily the result of the negative effect from the timing of the pass through of resin costs to customers particularly in light of escalating resin costs experienced in 2008 as compared to declines in resin costs experienced in the first quarter of 2007, inflation in manufacturing and other costs, a decrease in unit volumes and higher depreciation expense. These decreases were partially offset by a favorable mix of products sold, improved manufacturing efficiencies and cost control. Rationalization charges for the first six months of 2008 and 2007 were $0.8 million and $0.2 million, respectively.

Income from operations of the closures business for the first six months of 2008 decreased $0.3 million, or 0.8 percent, as compared to the same period in 2007, and operating margin decreased to 10.4 percent from 12.0 percent over the same periods. These decreases were due primarily to rationalization charges of $3.3 million recognized in 2008 related to the streamlining of certain operations and consolidation of various administrative positions in Europe, inflation in raw materials and other costs and the benefit recognized in the first quarter of 2007 of $1.4 million from the sale of certain previously leased capping equipment. These decreases were partially offset by management fee income of $2.2 million from the pre-acquisition management of the White Cap Brazil operations and an increase in unit volumes.

Interest and Other Debt Expense. Interest and other debt expense for the first six months of 2008 decreased $1.9 million to $31.1 million as compared to the same period in 2007. This decrease resulted primarily from lower market interest rates and higher interest income attributable to the cash on hand during 2008, partially offset by the effects of higher average borrowings.

Provision for Income Taxes. The effective tax rate for the first six months of 2008 was 34.9 percent as compared to 36.9 percent in the same period of 2007. The effective tax rate for the first six months of 2008 benefited from a $1.7 million tax credit related to certain non-recurring state tax incentives associated with capital investments.


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

For the six months ended June 30, 2008, we used net borrowings of revolving loans of $196.3 million, other debt borrowings of $8.0 million, net proceeds from stock-based compensation issuances of $2.9 million and cash balances of $9.9 million to fund cash used in operations of $44.0 million primarily for our seasonal working capital needs, net capital expenditures of $54.5 million, our acquisition of Vem and the White Cap Brazil operations for $14.5 million, net of cash acquired, decreases in outstanding checks of $88.1 million, the repayment of debt of $3.0 million and dividends paid on our common stock of $13.0 million. At the end of 2007 and through the second quarter of 2008 in light of the current credit markets, we maintained a significant amount of cash to reduce our dependency on our revolving credit facility for our seasonal working capital requirements. Our cash balance at June 30, 2008 was $86.1 million.

For the six months ended June 30, 2007, we used net borrowings of revolving loans of $234.0 million and net proceeds from stock-based compensation issuances of $1.3 million to fund cash used in operations of $37.9 million primarily for our seasonal working capital needs, net capital expenditures of $72.9 million, our acquisition of the White Cap operations in Venezuela for $7.8 million, net of cash acquired, decreases in outstanding checks of $96.1 million and dividends paid on our common stock of $12.1 million and to increase cash balances by $8.5 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At June 30, 2008, we had $193.2 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at June 30, 2008 was $215.8 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. During 2008, we estimate that we will utilize approximately $300 - $350 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements, which amount could be lower to the extent we utilize cash on hand.

During the first six months of 2008, we paid cash dividends on our common stock totaling $13.0 million. On August 6, 2008, our Board of Directors declared a quarterly cash dividend on our common stock of $0.17 per share, payable on September 15, 2008 to holders of record of our common stock on August 29, 2008. The cash payment related to this dividend is expected to be approximately $6.5 million.

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

Rationalization Charges

In the first quarter of 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama and our plastic container manufacturing facility in Richmond, Virginia and to streamline certain operations and consolidate various administrative positions within our European closures operations.

Our plan to cease operations at our Tarrant facility in the third quarter of 2008 includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.8 million. These costs include $0.6 million for employee severance and benefits, $1.5 million for plant exit costs and $1.1 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized during the first six months of 2008 for this action were $1.6 million, of which $1.1 million was incurred for the accelerated depreciation of equipment and $0.5 million was incurred for employee severance and benefits. Additional charges of $1.2 million are expected through 2009. Remaining cash payments of $1.8 million are expected through 2009.

Our plan to cease operations at our Richmond facility in the third quarter of 2008 includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.6 million. These costs include $0.2 million for employee severance and benefits, $0.6 million for plant exit costs and $0.8 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during the first six months of 2008 for this action were $0.8 million for the non-cash write-down in carrying value of assets. Additional charges and related payments of $0.8 million are expected primarily in 2008.

Our plans to consolidate various administrative positions and streamline operations at certain of our closure manufacturing facilities in Europe include the termination of approximately 90 employees and the relocation of certain operations into existing facilities. These decisions resulted in a total charge to earnings during the first six months of 2008 of $3.3 million, which consisted of $3.1 million for employee severance and benefits and $0.2 million for plant exit costs. Additional charges of $0.5 million for employee severance and benefits are expected during the remainder of 2008. Remaining cash payments of $2.5 million are expected primarily in 2008.

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We have ceased operations at both of these facilities. We incurred charges of $1.7 million in the first six months of 2008 related primarily to the St. Paul rationalization. We expect to incur additional charges of $0.4 million for plant exit costs through 2008 related to the St. Paul and Stockton rationalizations.

Under our rationalization plans, we made cash payments of $3.8 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. Total future cash spending of $10.0 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. In line with our ongoing evaluation, we are currently reviewing certain facilities for potential rationalization actions which may result in additional cash expenditures and charges to our earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have on our consolidated financial statements. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 included elsewhere in this Quarterly Report.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. We have elected not to measure eligible items at fair value, and therefore our adoption of SFAS No. 159 did not have an effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after the effective date of adoption will be recognized as adjustments to income tax expense. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

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

Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on June 4, 2008 for the purposes of (1) electing two directors to serve for a three year term until our annual meeting of stockholders in 2011 and until their successors are duly elected and qualified; and (2) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                                     Number of Shares     Number of Shares
                                        Voted For             Withheld
                                        ---------             --------

       D. Greg Horrigan                23,597,152            11,264,649
       John W. Alden                   34,088,717               773,084

Our directors whose term of office continued after the Annual Meeting are Anthony J. Allott, Jeffrey C. Crowe and Edward A. Lapekas, each of whose term of office as a director continues until our annual meeting of stockholders in 2009, and R. Philip Silver and William C. Jennings, each of whose term of office as a director continues until our annual meeting of stockholders in 2010.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved at the Annual Meeting. There were 34,656,048 votes cast ratifying such appointment, 204,759 votes cast against ratification of such appointment and 994 votes abstaining.


Item 6.  Exhibits

Exhibit Number                             Description
--------------                             -----------


     12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2008 and 2007.

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




                                                    SILGAN HOLDINGS INC.



Dated:  August 11, 2008                             /s/ Robert B. Lewis
                                                    ----------------------------
                                                    Robert B. Lewis
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                          EXHIBIT
-----------                          -------

    12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2008 and 2007.

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