Form 10-Q
period 2008-09-30
SILGAN HOLDINGS INC
filed 2008-11-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 37,963,110.

                              SILGAN HOLDINGS INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.  Financial Information                                              3

     Item 1.  Financial Statements                                          3

              Condensed Consolidated Balance Sheets at                      3
              September 30, 2008 and 2007 and December 31, 2007

              Condensed Consolidated Statements of Income for the           4
              three months ended September 30, 2008 and 2007

              Condensed Consolidated Statements of Income for the           5
              nine months ended September 30, 2008 and 2007

              Condensed Consolidated Statements of Cash Flows for           6
              the nine months ended September 30, 2008 and 2007

              Condensed Consolidated Statements of Stockholders' Equity     7
              for the nine months ended September 30, 2008 and 2007

              Notes to Condensed Consolidated Financial Statements          8

     Item 2.  Management's Discussion and Analysis of Financial            20
              Condition and Results of Operations


     Item 3.  Quantitative and Qualitative Disclosures About Market        29
              Risk

     Item 4.  Controls and Procedures                                      29

Part II. Other Information                                                 30

     Item 6.  Exhibits                                                     30

Signatures                                                                 31

Exhibit Index                                                              32

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                           Sept. 30,         Sept. 30,        Dec. 31,
                                                             2008              2007             2007
                                                             ----              ----             ----
                                                          (unaudited)       (unaudited)
Assets

Current assets
     Cash and cash equivalents                            $  290,377        $   26,792       $   95,941
     Trade accounts receivable, net                          487,344           456,289          219,775
     Inventories                                             415,090           412,706          427,807
     Prepaid expenses and other current assets                28,417            27,341           27,670
                                                          ----------        ----------       ----------
        Total current assets                               1,221,228           923,128          771,193

Property, plant and equipment, net                           920,747           926,462          939,627
Goodwill                                                     302,282           304,495          310,692
Other intangible assets, net                                  59,981            63,709           63,526
Other assets, net                                             67,937            51,466           54,975
                                                          ----------        ----------       ----------
                                                          $2,572,175        $2,269,260       $2,140,013
                                                          ==========        ==========       ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
       portion of long-term debt                          $ 436,546         $  210,828       $  112,921
     Trade accounts payable                                 252,570            208,988          272,999
     Accrued payroll and related costs                       75,983             75,073           70,996
     Accrued liabilities                                     68,540             60,821           34,028
                                                          ---------         ----------       ----------
        Total current liabilities                           833,639            555,710          490,944

Long-term debt                                              866,544            962,846          879,581
Other liabilities                                           279,388            282,141          269,405


Stockholders' equity
     Common stock                                               432                430              430
     Paid-in capital                                        160,264            151,667          152,629
     Retained earnings                                      479,889            378,282          392,108
     Accumulated other comprehensive income (loss)           12,276             (1,712)          15,064
     Treasury stock                                         (60,257)           (60,104)         (60,148)
                                                         ----------         ----------       ----------
        Total stockholders' equity                          592,604            468,563          500,083
                                                         ----------         ----------       ----------
                                                         $2,572,175         $2,269,260       $2,140,013
                                                         ==========         ==========       ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2008 and 2007
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                          2008          2007
                                                          ----          ----

Net sales                                               $964,299      $904,837
Cost of goods sold                                       822,984       774,536
                                                        --------      --------
   Gross profit                                          141,315       130,301

Selling, general and administrative expenses              39,270        37,026
Rationalization charges                                    2,408           670
                                                        --------      --------
   Income from operations                                 99,637        92,605

Interest and other debt expense                           15,100        17,282
                                                        --------      --------
   Income before income taxes                             84,537        75,323

Provision for income taxes                                31,730        27,705
                                                        --------      --------
   Net income                                           $ 52,807      $ 47,618
                                                        ========      ========


Earnings per share:
   Basic net income per share                              $1.39         $1.26
                                                           =====         =====
   Diluted net income per share                            $1.38         $1.25
                                                           =====         =====

Dividends per share                                        $0.17         $0.16
                                                           =====         =====

Weighted average number of shares:
   Basic                                                  37,932        37,690
   Effect of dilutive securities                             389           490
                                                          ------        ------
   Diluted                                                38,321        38,180
                                                          ======        ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2008 and 2007
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                            2008            2007
                                                            ----            ----

Net sales                                               $2,379,413      $2,239,188
Cost of goods sold                                       2,040,005       1,909,576
                                                        ----------      ----------
   Gross profit                                            339,408         329,612

Selling, general and administrative expenses               115,185         112,403
Rationalization charges                                      9,801           4,048
                                                        ----------      ----------
   Income from operations                                  214,422         213,161

Interest and other debt expense                             46,215          50,290
                                                        ----------      ----------
   Income before income taxes                              168,207         162,871

Provision for income taxes                                  60,934          60,000
                                                        ----------      ----------
   Net income                                           $  107,273      $  102,871
                                                        ==========      ==========


Earnings per share:
   Basic net income per share                                $2.83           $2.73
                                                             =====           =====
   Diluted net income per share                              $2.80           $2.70
                                                             =====           =====

Dividends per share                                          $0.51           $0.48
                                                             =====           =====

Weighted average number of shares:
   Basic                                                    37,853          37,653
   Effect of dilutive securities                               414             496
                                                            ------          ------
   Diluted                                                  38,267          38,149
                                                            ======          ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2008 and 2007
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  2008             2007
                                                                  ----             ----
Cash flows provided by (used in) operating activities
   Net income                                                  $ 107,273        $ 102,871
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              108,330          101,455
      Rationalization charges                                      9,801            4,048
      Excess tax benefit from stock-based compensation            (2,737)          (1,578)
      Other changes that provided (used) cash,
       net of effects from acquisitions:
         Trade accounts receivable, net                         (269,393)        (214,115)
         Inventories                                              15,810           23,359
         Trade accounts payable                                   70,103           (1,758)
         Accrued liabilities                                      25,192           20,297
         Other, net                                               13,614           22,643
                                                               ---------        ---------
      Net cash provided by operating activities                   77,993           57,222
                                                               ---------        ---------

Cash flows provided by (used in) investing activities
   Purchase of businesses, net of cash acquired                  (14,542)          (7,846)
   Capital expenditures                                          (87,655)        (112,612)
   Proceeds from asset sales                                       1,088            2,855
                                                               ---------        ---------
      Net cash used in investing activities                     (101,109)        (117,603)
                                                               ---------        ---------

Cash flows provided by (used in) financing activities
   Borrowings under revolving loans                              703,536          713,033
   Repayments under revolving loans                             (384,114)        (531,059)
   Changes in outstanding checks - principally vendors           (91,557)         (95,874)
   Proceeds from issuance of debt                                  7,984             --
   Repayments of long-term debt                                   (3,000)            --
   Dividends paid on common stock                                (19,492)         (18,207)
   Proceeds from stock option exercises                            2,236            1,530
   Excess tax benefit from stock-based compensation                2,737            1,578
   Repurchase of treasury shares                                    (778)            (565)
                                                               ---------        ---------
      Net cash provided by financing activities                  217,552           70,436
                                                               ---------        ---------

Cash and cash equivalents
   Net increase                                                  194,436           10,055
   Balance at beginning of year                                   95,941           16,737
                                                               ---------        ---------
   Balance at end of period                                    $ 290,377        $  26,792
                                                               =========        =========


Interest paid, net                                             $  42,646        $  41,523
Income taxes paid, net                                            27,036           43,681


                             See accompanying notes.



                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                         For the nine months ended September 30, 2008 and 2007
                                                    (Dollars and shares in thousands)
                                                               (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other                     Total
                                            Shares    Par    Paid-in  Retained  Comprehensive  Treasury   Stockholders'
                                         Outstanding Value   Capital  Earnings   Income(Loss)    Stock       Equity
                                         ----------- -----  --------  --------  -------------  --------   -------------
Balance at December 31, 2006                37,588    $429  $146,332  $295,433     $(15,564)   $(60,090)    $366,540

Comprehensive income:

   Net income                                 --       --       --     102,871         --          --        102,871

   Amortization of net prior service
    credit and net actuarial losses,
    net of tax provision of $577              --       --       --        --            919        --            919

   Change in fair value of derivatives,
    net of tax provision of $979              --       --       --        --          1,696        --          1,696

   Foreign currency translation,
    net of tax benefit of $8,041              --       --       --        --         11,237        --         11,237
                                                                                                            --------
Comprehensive income                                                                                         116,723
                                                                                                            --------

Adjustment to initially apply FIN 48          --       --       --      (1,815)        --          --         (1,815)

Dividends declared on common stock            --       --       --     (18,207)        --          --        (18,207)

Stock compensation expense                    --       --      2,443      --           --          --          2,443

Stock option exercises, including
 tax benefit of $1,648                         109       1     3,177      --           --          --          3,178

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $266                  30     --       (285)     --           --           (14)        (299)
                                            ------    ----  --------  --------     --------    --------     --------
Balance at September 30, 2007               37,727    $430  $151,667  $378,282     $ (1,712)   $(60,104)    $468,563
                                            ======    ====  ========  ========     ========    ========     ========

Balance at December 31, 2007                37,740    $430  $152,629  $392,108     $ 15,064    $(60,148)    $500,083

Comprehensive income:

   Net income                                 --       --       --     107,273         --          --       107,273

   Amortization of net prior service
    credit and net actuarial losses,
    net of tax provision of $15               --       --       --        --             21        --             21

   Change in fair value of derivatives,
    net of tax provision of $30               --       --       --        --             42        --             42

   Foreign currency translation,
    net of tax provision of $3,507            --       --       --        --         (2,851)       --         (2,851)
                                                                                                            --------
Comprehensive income                                                                                         104,485
                                                                                                            --------

Dividends declared on common stock            --       --       --     (19,492)        --          --        (19,492)

Stock compensation expense                    --       --      2,772      --           --          --          2,772

Stock option exercises, including
 tax benefit of $3,021                         188       2     5,255      --           --          --          5,257

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $277                  35     --       (392)     --           --          (109)        (501)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at September 30, 2008               37,963    $432  $160,264  $479,889    $ 12,276     $(60,257)    $592,604
                                            ======    ====  ========  ========    ========     ========     ========

                                                         See accompanying notes.

                                                                  -7-

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our third quarter 2008 assessment.

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have a significant effect on our financial position, results of operations or cash flows. See Note 7 for further information.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


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


Note 3.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2007 is summarized as follows:

                                                        Employee        Plant         Non-Cash
                                                        Severance        Exit          Asset
                                                      and Benefits      Costs        Write-Down       Total
                                                      ------------      -----        ----------       -----
                                                                        (Dollars in thousands)
Balance at December 31, 2007
----------------------------
2001 Fairfield Rationalization Plan                      $  --         $   290        $  --          $   290
2006 Rationalization Plans                                 5,104          --             --            5,104
                                                         -------       -------        -------        -------
Balance at December 31, 2007                               5,104           290           --            5,394

Activity for the Nine Months Ended Sept. 30, 2008
-------------------------------------------------
2001 Fairfield Rationalization Plan                         --             (92)          --              (92)
2006 Rationalization Plan Reserves Established              --           1,410            296          1,706
2006 Rationalization Plan Reserves Utilized               (1,060)       (1,410)          (296)        (2,766)
2008 Rationalization Plan Reserves Established             4,261           997          2,837          8,095
2008 Rationalization Plan Reserves Utilized               (3,185)         (324)        (2,837)        (6,346)
                                                         -------       -------        -------        -------
Total Activity                                                16           581           --              597

Balance at September 30, 2008
-----------------------------
2001 Fairfield Rationalization Plan                         --             198           --              198
2006 Rationalization Plans                                 4,044          --             --            4,044
2008 Rationalization Plans                                 1,076           673           --            1,749
                                                         -------       -------        -------        -------
Balance at September 30, 2008                            $ 5,120       $   871        $  --          $ 5,991
                                                         =======       =======        =======        =======

2008 Rationalization Plans
--------------------------

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2008 Rationalization Plans (continued)
--------------------------

In February  2008,  we approved  and  announced  to employees a plan to exit our
Tarrant, Alabama metal food container facility. Our plan includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.4 million. These costs include $0.6 million for employee severance and benefits, $1.4 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized during the first nine months of 2008 for this action were $1.1 million, which consisted of $0.8 million for the accelerated depreciation of equipment, $0.1 million for plant exit costs and $0.6 million for employee severance and benefits, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Additional charges of $1.3 million are expected through 2009. Remaining cash payments of $1.4 million are expected through 2009.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.1 million. These costs include $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during the first nine months of 2008 for this action were $0.9 million, which consisted of $0.3 million for the non-cash write-down in carrying value of assets, $0.1 million for employee severance and benefits and $0.5 million for plant exit costs. We have ceased operations at this facility. Additional charges of $0.2 million are expected through 2009. Remaining cash payments of $0.5 million are expected through 2009.

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans include the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. We plan to exit the facility in Turkey in the fourth quarter of 2008. We estimate that the total costs for the rationalization will be $6.8 million. These costs include $1.7 million for the non-cash write-down in carrying value of assets, $4.5 million for employee severance and benefits and $0.6 million for plant exit costs. Rationalization charges recognized during the first nine months of 2008 for this action were $6.1 million, which consisted of $1.7 million for the non-cash write-down in carrying value of assets, $4.0 million for employee severance and benefits and $0.4 million for plant exit costs. Additional charges of $0.7 million are expected during the remainder of 2008. Remaining cash payments of $2.0 million are expected primarily in 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 3.           Rationalization Charges (continued)

2006 Rationalization Plans
--------------------------

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan includes the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. We estimate that the total costs for the rationalization of the facility will be $14.2 million. As of December 31, 2007, total charges of $12.5 million recognized to date included $5.8 million of non-cash pension and postretirement curtailment expense, $2.6 million for employee severance and special termination benefits, $1.1 million for plant exit costs and $3.0 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during the first nine months of 2008 were $1.6 million, which consisted of $1.3 million for plant exit costs and $0.3 million for the non-cash write down in carrying value of assets. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Additional charges of $0.1 million for plant exit costs are expected through 2008. Remaining cash payments of $0.8 million are expected primarily in 2008.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan includes the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges for the plan will be $5.4 million. As of December 31, 2007, we recognized rationalization charges of $4.1 million for employee severance and benefits, $0.4 million for the non-cash write down in carrying value of assets and $0.6 million for plant exit costs. Rationalization charges recognized during the first nine months of 2008 were $0.1 million for plant exit costs. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Additional charges of $0.2 million for plant exit costs are expected through 2008. Remaining cash payments of $3.6 million are expected through 2009.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                         Sept. 30,        Sept. 30,        Dec. 31,
                           2008             2007             2007
                           ----             ----             ----
                                   (Dollars in thousands)

Accrued liabilities       $2,826           $1,863           $2,050
Other liabilities          3,165            3,660            3,344
                          ------           ------           ------
                          $5,991           $5,523           $5,394
                          ======           ======           ======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 4.           Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive income (loss) consisted of the following:


                                                  Sept. 30,          Sept. 30,         Dec. 31,
                                                    2008               2007              2007
                                                    ----               ----              ----
                                                              (Dollars in thousands)
Foreign currency translation                      $ 29,765           $ 24,145          $ 32,616
Change in fair value of derivatives                  1,881              3,192             1,839
Unrecognized net periodic pension and
 other postretirement benefit costs:
   Net prior service credit                          4,147              4,791             4,464
   Net actuarial loss                              (23,517)           (33,840)          (23,855)
                                                  --------           --------          --------
Accumulated other comprehensive
 income (loss)                                    $ 12,276           $ (1,712)         $ 15,064
                                                  ========           ========          ========


Note 5.           Inventories

Inventories consisted of the following:
                                                  Sept. 30,          Sept. 30,         Dec. 31,
                                                    2008               2007              2007
                                                    ----               ----              ----
                                                              (Dollars in thousands)
 Raw materials                                    $ 87,717           $ 79,518          $ 91,988
 Work-in-process                                    72,058             68,666            73,863
 Finished goods                                    278,577            275,185           282,665
 Spare parts and other                              31,159             28,534            29,566
                                                  --------           --------          --------
                                                   469,511            451,903           478,082
 Adjustment to value domestic inventory
  at cost on the LIFO method                       (54,421)           (39,197)          (50,275)
                                                  --------           --------          --------
                                                  $415,090           $412,706          $427,807
                                                  ========           ========          ========



                                    SILGAN HOLDINGS INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Information at September 30, 2008 and 2007 and for the
                       three and nine months then ended is unaudited)


Note 6.           Long-Term Debt

Long-term debt consisted of the following:

                                                  Sept. 30,           Sept. 30,        Dec. 31,
                                                    2008                2007             2007
                                                    ----                ----             ----
                                                               (Dollars in thousands)
Bank debt
  Bank revolving loans                           $  315,149          $  189,872        $   --
  Bank A term loans                                 345,000             345,000         345,000
  Bank B term loans                                  41,477              41,904          41,477
  Canadian term loans                                86,112              89,910          91,674
  Euro term loans                                   286,020             283,460         294,480
  Other foreign bank revolving and
    term loans                                       29,332              20,528          16,871
                                                 ----------          ----------        --------
    Total bank debt                               1,103,090             970,674         789,502
                                                 ----------          ----------        --------

Subordinated debt
  6 3/4% Senior Subordinated Notes                  200,000             200,000         200,000
  Other                                                --                 3,000           3,000
                                                 ----------          ----------        --------
    Total subordinated debt                         200,000             203,000         203,000
                                                 ----------          ----------        --------

Total debt                                        1,303,090           1,173,674         992,502
    Less current portion                            436,546             210,828         112,921
                                                 ----------          ----------        --------
                                                 $  866,544          $  962,846        $879,581
                                                 ==========          ==========        ========

At September 30, 2008, amounts expected to be repaid within one year consisted of $315.1 million of bank revolving loans and $92.1 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $29.3 million of foreign bank revolving and term loans. Bank revolving loans borrowed under our Credit Agreement were utilized primarily for current seasonal working capital requirements and to ensure access to liquidity in light of the current credit market turmoil. Our cash and cash equivalents balance at September 30, 2008 was $290.4 million. Cash equivalents are primarily invested in U.S.
Treasury instruments and U.S. government backed securities.

At September 30, 2008, the aggregate notional principal amount of outstanding interest rate swap agreements was $328 million, of which $36 million matures in 2008 (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


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

The financial assets and liabilities that are measured on a recurring basis at September 30, 2008 consist of our interest rate swap agreements. We measured the fair value of the interest rate swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would receive based on the present value of the expected cash flows derived from market interest rates. As such, these derivative instruments are classified within Level 2.

At September 30, 2008, our interest rate swap agreements were valued as a net asset of $3.2 million. There were no significant unrealized gains or losses related to our interest rate swap agreements recognized during the first nine months of 2008.

                                    SILGAN HOLDINGS INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Information at September 30, 2008 and 2007 and for the
                       three and nine months then ended is unaudited)


Note 8.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                  Sept. 30,  Sept. 30,        Sept. 30,   Sept. 30,
                                                    2008       2007             2008        2007
                                                    ----       ----             ----        ----
                                                              (Dollars in thousands)
  Service cost                                    $ 2,665    $ 3,522          $  9,450    $ 10,649
  Interest cost                                     6,758      6,401            20,324      18,650
  Expected return on plan assets                   (7,873)    (7,670)          (23,049)    (23,080)
  Amortization of prior service cost                  604        723             1,725       1,877
  Amortization of actuarial losses                    155        287               315         717
  Curtailment expense                                  83       --                  83       1,158
                                                  -------    -------          --------    --------
  Net periodic benefit cost                       $ 2,392    $ 3,263          $  8,848    $  9,971
                                                  =======    =======          ========    ========

The components of the net periodic other postretirement benefits costs are as follows:
                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                  Sept. 30,  Sept. 30,        Sept. 30,   Sept. 30,
                                                    2008       2007             2008        2007
                                                    ----       ----             ----        ----
                                                              (Dollars in thousands)
  Service cost                                    $   170    $   231          $    630    $    700
  Interest cost                                       797        808             2,446       2,681
  Amortization of prior service credit               (659)      (569)           (1,808)     (1,454)
  Amortization of actuarial losses                     70         74               214         356
  Curtailment gain                                   (455)      --                (455)       --
                                                  -------    -------          --------    --------
  Net periodic benefit (credit) cost              $   (77)   $   544          $  1,027    $  2,283
                                                  =======    =======          ========    ========

In the third quarter of 2008, we recognized curtailment expense related to our pension benefits and a curtailment gain related to our other postretirement benefits in connection with the planned exit of our Tarrant, Alabama metal food container manufacturing facility. We recognized curtailment expense in 2007 for our pension benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility.

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, based on current tax law, there are no material minimum required contributions to our pension plans in 2008. However, this is subject to change based on a number of factors, including asset performance that is significantly below the assumed long-term rate of return on plan assets. In order to reduce our unfunded pension liability, we have historically made certain voluntary contributions in excess of the ERISA minimum requirements to the extent these contributions are tax deductible. We may continue to make such voluntary contributions at our discretion. During the first nine months of 2008, we made contributions of $9.8 million to fund our pension plans.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 9.           Income Taxes

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 reinstated the research and development tax credit for both 2008 and 2009. We will record the benefit of this credit for the full year 2008 in the fourth quarter. This benefit is not expected to be material to our consolidated financial statements for the fourth quarter and year ended December 31, 2008.

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


Note 10.          Dividends

In March, June and September of 2008, we paid quarterly cash dividends on our common stock of $0.17 per share, as approved by our Board of Directors. The cash payments related to these dividends totaled $19.5 million.


Note 11.          Treasury Stock

During the first nine months of 2008, we issued 50,477 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 15,600 shares of our common stock at an average cost of $49.87 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2008, 5,266,958 shares were held in treasury.


Note 12.          Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2008, we granted 92,900 restricted stock units to certain of our officers and key employees. The fair value of these restricted stock units at the date of grant was $4.4 million, which is being amortized ratably over the five-year vesting period from the date of grant. In June 2008, we granted 5,262 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these restricted stock units at the date of grant was $0.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 13.          Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

                                         Metal Food      Plastic
                                        Containers(1)  Containers(2)   Closures(3)   Corporate      Total
                                        -------------  -------------   -----------   ---------      -----
                                                                 (Dollars in thousands)
Three Months Ended September 30, 2008
-------------------------------------

Net sales                                 $  617,369      $162,601       $184,329     $   --     $  964,299
Depreciation and amortization(4)              16,569        11,586          7,954         420        36,529
Segment income from operations                76,639         9,066         17,110      (3,178)       99,637

Three Months Ended September 30, 2007
-------------------------------------

Net sales                                 $  585,071      $153,122       $166,644     $   --     $  904,837
Depreciation and amortization(4)              15,847        11,134          6,932         421        34,334
Segment income from operations                62,729        10,275         21,828      (2,227)       92,605

Nine Months Ended September 30, 2008
------------------------------------

Net sales                                 $1,346,062      $501,650       $531,701     $   --     $2,379,413
Depreciation and amortization(4)              48,599        34,400         23,044       1,263       107,306
Segment income from operations               134,811        35,244         53,388      (9,021)      214,422

Nine Months Ended September 30, 2007
------------------------------------

Net sales                                 $1,295,671      $472,715       $470,802     $   --     $2,239,188
Depreciation and amortization(4)              46,058        32,643         20,486       1,262       100,449
Segment income from operations               119,199        42,508         58,432      (6,978)      213,161

-------------


(1) Segment income from operations includes a rationalization credit of $0.5 million and rationalization charges of $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and rationalization charges of $2.8 million and $3.8 million for the nine months ended
     September 30, 2008 and 2007, respectively.
(2) Segment income from operations includes rationalization charges of $0.1 million for the three months ended September 30, 2008 and $0.9 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.
(3) Segment income from operations includes rationalization charges of $2.8 million and $6.1 million for the three and nine months ended September 30, 2008, respectively.
(4) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million for each of the three months ended September 30, 2008 and 2007 and $1.0 million for each of the nine months ended September 30, 2008 and 2007.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2008 and 2007 and for the
                 three and nine months then ended is unaudited)


Note 13.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                 Three Months Ended        Nine Months Ended
                                                 ------------------        -----------------
                                                Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                                  2008        2007         2008        2007
                                                  ----        ----         ----        ----
                                                            (Dollars in thousands)
   Total segment income from operations         $99,637     $92,605      $214,422    $213,161
   Interest and other debt expense               15,100      17,282        46,215      50,290
                                                -------     -------      --------    --------
   Income before income taxes                   $84,537     $75,323      $168,207    $162,871
                                                =======     =======      ========    ========



                                      -19-

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                           Three Months Ended         Nine Months Ended
                                                           ------------------         -----------------
                                                          Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
                                                            2008        2007           2008        2007
                                                            ----        ----           ----        ----
Net sales
 Metal food containers                                      64.0%       64.7%          56.6%       57.9%
 Plastic containers                                         16.9        16.9           21.1        21.1
 Closures                                                   19.1        18.4           22.3        21.0
                                                           -----       -----          -----       -----
   Consolidated                                            100.0       100.0          100.0       100.0
Cost of goods sold                                          85.3        85.6           85.7        85.3
                                                           -----       -----          -----       -----
Gross profit                                                14.7        14.4           14.3        14.7
Selling, general and administrative expenses                 4.1         4.1            4.9         5.0
Rationalization charges                                      0.3         0.1            0.4         0.2
                                                           -----       -----          -----       -----
Income from operations                                      10.3        10.2            9.0         9.5
Interest and other debt expense                              1.5         1.9            1.9         2.2
                                                           -----       -----          -----       -----
Income before income taxes                                   8.8         8.3            7.1         7.3
Provision for income taxes                                   3.3         3.0            2.6         2.7
                                                           -----       -----          -----       -----
Net income                                                   5.5%        5.3%           4.5%        4.6%
                                                           =====       =====          =====       =====


Summary  unaudited  results of  operations  for the three and nine months  ended
September 30, 2008 and 2007 are provided below.

                                                          Three Months Ended          Nine Months Ended
                                                          ------------------          -----------------
                                                         Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
                                                           2008        2007           2008        2007
                                                           ----        ----           ----        ----
                                                                       (Dollars in millions)

Net sales
 Metal food containers                                    $617.4      $585.1        $1,346.1    $1,295.7
 Plastic containers                                        162.6       153.1           501.6       472.7
 Closures                                                  184.3       166.6           531.7       470.8
                                                          ------      ------        --------    --------
   Consolidated                                           $964.3      $904.8        $2,379.4    $2,239.2
                                                          ======      ======        ========    ========

Income from operations
 Metal food containers (1)                                $ 76.6      $ 62.7        $  134.8    $  119.2
 Plastic containers (2)                                      9.1        10.3            35.2        42.5
 Closures (3)                                               17.1        21.8            53.4        58.5
 Corporate                                                  (3.2)       (2.2)           (9.0)       (7.0)
                                                          ------      ------        --------    --------
   Consolidated                                           $ 99.6      $ 92.6        $  214.4    $  213.2
                                                          ======      ======        ========    ========
-------------

     (1) Includes a rationalization credit of $0.5 million and rationalization charges of $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and rationalization charges of $2.8 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.

     (2) Includes rationalization charges of $0.1 million for the three months ended September 30, 2008 and $0.9 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

     (3) Includes rationalization charges of $2.8 million and $6.1 million for the three and nine months ended September 30, 2008, respectively.


Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Overview. Consolidated net sales were $964.3 million in the third quarter of 2008, representing a 6.6 percent increase as compared to the third quarter of 2007 primarily as a result of higher average selling prices across all businesses largely attributable to the pass through of higher raw material and other manufacturing costs, sales attributed to the international closures operations acquired during the first half of 2008 and favorable foreign currency translation, partially offset by slightly lower unit volumes in the plastic container and closures businesses. Income from operations for the third quarter of 2008 of $99.6 million increased by $7.0 million, or 7.6 percent, as compared to the same period in 2007 due to significantly increased income from operations in the metal food container business, partially offset by modest declines in the plastic container and closures businesses. Results for 2008 included rationalization charges of $2.4 million. Results for 2007 included rationalization charges of $0.7 million. Net income for the third quarter of 2008 was $52.8 million, or $1.38 per diluted share, as compared to $47.6 million, or $1.25 per diluted share, for the same period in 2007.

Net Sales. The $59.5 million increase in consolidated net sales in the third quarter of 2008 as compared to the third quarter of 2007 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $32.3 million, or 5.5 percent, in the third quarter of 2008 as compared to the same period in 2007. This increase was primarily attributable to higher average selling prices as a result of the pass through of inflation in raw material and other manufacturing costs and modestly higher unit volumes.

Net sales for the plastic container business in the third quarter of 2008 increased $9.5 million, or 6.2 percent, as compared to the same period in 2007. This increase was primarily due to higher average selling prices as a result of the pass through of higher raw material costs, partially offset by slight volume declines attributable to generally soft market demand.

Net sales for the closures business increased $17.7 million, or 10.6 percent, in the third quarter of 2008 as compared to the same period in 2007. This increase was primarily the result of sales from operations acquired in 2008 in Brazil, Spain and China, favorable foreign currency translation of approximately $7.8 million and higher average selling prices due to the pass through of higher raw material costs, partially offset by the impact of soft beverage demand on unit volumes.

Gross Profit. Gross profit margin increased 0.3 percentage points to 14.7 percent in the third quarter of 2008 as compared to the same period in 2007 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained flat at 4.1 percent for the third quarter of 2008 as compared to the same period in 2007.

Income from Operations. Income from operations for the third quarter of 2008 increased by $7.0 million, or 7.6 percent, as compared to the third quarter of 2007, and operating margin increased to 10.3 percent from 10.2 percent over the same periods.

Income from operations of the metal food container business for the third quarter of 2008 increased $13.9 million, or 22.2 percent, as compared to the same period in 2007, and operating margin increased to 12.4 percent from 10.7 percent over the same periods. These increases were primarily the result of cost control and manufacturing efficiencies, the net impact of a larger third quarter 2007 inventory reduction versus the current year quarter and improved unit volumes. The third quarter of 2008 included a rationalization credit of $0.5 million primarily related to a postretirement health care curtailment gain from the shut down of the Tarrant facility. The third quarter of 2007 included rationalization charges of $0.7 million related to costs to exit the St. Paul and Stockton manufacturing facilities.

Income from operations of the plastic container business for the third quarter of 2008 decreased $1.2 million, or 11.7 percent, as compared to the same period in 2007, and operating margin decreased to 5.6 percent from 6.7 percent over the same periods. These decreases were primarily the result of inflation in resin costs not yet passed through to customers, other manufacturing cost inflation and slightly lower unit volumes, partially offset by ongoing benefits from cost controls. In addition, the plastic container business was negatively impacted by costs attributable to the damage and disruption at the Houston, Texas manufacturing facility caused by Hurricane Ike.

Income from operations of the closures business for the third quarter of 2008 decreased $4.7 million, or 21.6 percent, as compared to the same period in 2007, and operating margin decreased to 9.3 percent from 13.1 percent over the same periods. These decreases were primarily due to rationalization charges of $2.8 million recognized in the third quarter of 2008 principally related to the shut down of the Turkey manufacturing facility, inflation in manufacturing and other costs, including delays in passing through resin costs which spiked in the quarter, and a decrease in unit volumes.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2008 decreased $2.2 million to $15.1 million as compared to the same period in 2007. This decrease was primarily due to lower market interest rates.

Provision for Income Taxes. The effective tax rate for the third quarter of 2008 was 37.5 percent as compared to 36.8 percent in the same period of 2007. The effective tax rate was negatively impacted by a $1.2 million valuation allowance against tax positions in Turkey related to our decision to close the operating facility.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Overview. Consolidated net sales were $2.38 billion in the first nine months of 2008, representing a 6.3 percent increase as compared to the first nine months of 2007 primarily due to higher average selling prices resulting from the pass through of inflation in raw material and other manufacturing costs, favorable foreign currency translation and an increase in unit volumes in the closures business, slightly offset by lower unit volumes in the metal food and plastic container businesses. Income from operations for the first nine months of 2008 increased by $1.2 million, or 0.6 percent, as compared to the same period in 2007. The increase in income from operations was primarily a result of significantly increased income from operations in the metal food container business, partially offset by decreases in the plastic container and closures businesses. The results for the first nine months of 2008 and 2007 included rationalization charges of $9.8 million and $4.0 million, respectively. Net income for the first nine months of 2008 was $107.3 million, or $2.80 per diluted share, as compared to $102.9 million, or $2.70 per diluted share, for the same period in 2007.

Net Sales. The $140.2 million increase in consolidated net sales in the first nine months of 2008 as compared to the first nine months of 2007 was due to higher net sales across all of our businesses.

Net sales for the metal food container business increased $50.4 million, or 3.9 percent, in the first nine months of 2008 as compared to the same period in 2007. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs, partially offset by lower unit volumes.

Net sales for the plastic container business in the first nine months of 2008 increased $28.9 million, or 6.1 percent, as compared to the same period in 2007. This increase was primarily the result of higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $8.5 million, slightly offset by lower unit volumes attributable to generally soft market demand.

Net sales for the closures business in the first nine months of 2008 increased $60.9 million, or 12.9 percent, as compared to the same period in 2007. This increase was the result of favorable foreign currency translation of approximately $29.6 million, higher average selling prices due to the pass through of higher raw material costs and an increase in unit volumes.

Gross Profit. Gross Profit margin decreased 0.4 percentage points to 14.3 percent for the first nine months of 2008 as compared to the same period in 2007 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 4.9 percent for the first nine months of 2008 as compared to 5.0 percent for the same period in 2007, due primarily to the recognition in the first quarter of 2008 of management fee income of approximately $2.0 million from the management of the White Cap Brazil closures operations during the delayed closing period up until it was acquired from Amcor Limited.

Income from Operations. Income from operations for the first nine months of 2008 increased by $1.2 million, or 0.6 percent, as compared to the first nine months of 2007, while operating margin decreased to 9.0 percent from 9.5 percent over the same periods.

Income from operations of the metal food container business for the first nine months of 2008 increased $15.6 million, or 13.1 percent, as compared to the same period in 2007, and operating margin increased to 10.0 percent from 9.2 percent over the same periods. This increase was principally due to cost control and manufacturing efficiencies, a $1.0 million decrease in rationalization charges and the net impact of a larger year-over-year inventory reduction in 2007 as compared to 2008, partially offset by lower unit volumes and higher depreciation expense. Rationalization charges for the first nine months of 2008 and 2007 were $2.8 million and $3.8 million, respectively.

Income from operations of the plastic container business for the first nine months of 2008 decreased $7.3 million, or 17.2 percent, as compared to the same period in 2007, and operating margin decreased to 7.0 percent from 9.0 percent over the same periods. These decreases were primarily the result of the negative effect from the timing of the pass through of increased resin costs to customers particularly in light of escalating resin costs experienced in 2008 as compared to declines in resin costs experienced in the first quarter of 2007, inflation in manufacturing and other costs, a decrease in unit volumes and higher depreciation expense. These decreases were partially offset by a favorable mix of products sold, improved manufacturing efficiencies and cost controls. Rationalization charges for the first nine months of 2008 and 2007 were $0.9 million and $0.2 million, respectively.

Income from operations of the closures business for the first nine months of 2008 decreased $5.1 million, or 8.7 percent, as compared to the same period in 2007, and operating margin decreased to 10.0 percent from 12.4 percent over the same periods. These decreases were due primarily to rationalization charges of $6.1 million recognized in 2008 principally related to the shut down of the Turkey manufacturing facility and the consolidation of various administrative positions in Europe, inflation in raw materials and other costs and the benefit recognized in the first quarter of 2007 of $1.4 million from the sale of certain previously leased capping equipment. These decreases were partially offset by 2008 management fee income of approximately $2.0 million from the management of the White Cap Brazil operations prior to its acquisition and an increase in unit volumes.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2008 decreased $4.1 million to $46.2 million as compared to the same period in 2007. This decrease resulted primarily from lower market interest rates and higher interest income attributable to the cash on hand during 2008, partially offset by the effects of higher average borrowings.

Provision for Income Taxes. The effective tax rate for the first nine months of 2008 was 36.2 percent as compared to 36.8 percent in the same period of 2007. The effective tax rate for the first nine months of 2008 benefited from a $1.7 million tax credit related to certain non-recurring state tax incentives associated with capital investments, partially offset by the $1.2 million valuation allowance in the third quarter related to the shut down of the Turkey operations.


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

For the nine months ended September 30, 2008, we used cash from operations of $78.0 million, net borrowings of revolving loans of $319.4 million, other debt borrowings of $8.0 million, net proceeds from stock-based compensation issuances of $4.2 million to fund net capital expenditures of $86.6 million, our acquisition of Vem and the White Cap Brazil operations for $14.5 million, net of cash acquired, decreases in outstanding checks of $91.6 million, the repayment of debt of $3.0 million and dividends paid on our common stock of $19.5 million and to increase cash and cash equivalents by $194.4 million. At the end of 2007 and through the third quarter of 2008 in light of the on-going credit crisis, we maintained a significant amount of cash and cash equivalents to ensure access to liquidity in this tumultuous environment. Consistent with this objective, in the third quarter of 2008, we borrowed an additional $200.0 million of revolving loans under our Credit Agreement. Our cash and cash equivalents balance at September 30, 2008 was $290.4 million. Cash equivalents are primarily invested in U.S. Treasury instruments and U.S. government backed securities. We will continue to evaluate our level of cash and cash equivalents based on our assessment of the condition of the credit markets.

For the nine months ended September 30, 2007, we used cash from operations of $57.2 million, net borrowings of revolving loans of $182.0 million and net proceeds from stock-based compensation issuances of $2.6 million to fund net capital expenditures of $109.8 million, our acquisition of the White Cap operations in Venezuela for $7.8 million, net of cash acquired, decreases in outstanding checks of $95.9 million and dividends paid on our common stock of $18.2 million and to increase cash and cash equivalents by $10.1 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. During the third quarter of 2008, for our peak seasonal working capital requirements we utilized $233.2 million of revolving loans under the Credit Agreement and $49.0 million of cash on hand.

At September 30, 2008, we had $315.1 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of the revolving loan facility under the Credit Agreement at September 30, 2008 was $90.2 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes.

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

Rationalization Charges

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations.

In February  2008,  we approved  and  announced  to employees a plan to exit our
Tarrant, Alabama metal food container facility. Our plan includes the termination of approximately 35 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $2.4 million. These costs include $0.6 million for employee severance and benefits, $1.4 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. Rationalization charges recognized during the first nine months of 2008 for this action were $1.1 million, which consisted of $0.8 million for the accelerated depreciation of equipment, $0.1 million for plant exit costs and $0.6 million for employee severance and benefits, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Additional charges of $1.3 million are expected through 2009. Remaining cash payments of $1.4 million are expected through 2009.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan includes the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.1 million. These costs include $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. Rationalization charges recognized during the first nine months of 2008 for this action were $0.9 million, which consisted of $0.3 million for the non-cash write-down in carrying value of assets, $0.1 million for employee severance and benefits and $0.5 million for plant exit costs. We have ceased operations at this facility. Additional charges of $0.2 million are expected through 2009. Remaining cash payments of $0.5 million are expected through 2009.

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans include the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. We plan to exit the facility in Turkey in the fourth quarter of 2008. We estimate that the total costs for the rationalization will be $6.8 million. These costs include $1.7 million for the non-cash write-down in carrying value of assets, $4.5 million for employee severance and benefits and $0.6 million for plant exit costs. Rationalization charges recognized during the first nine months of 2008 for this action were $6.1 million, which consisted of $1.7 million for the non-cash write-down in carrying value of assets, $4.0 million for employee severance and benefits and $0.4 million for plant exit costs. Additional charges of $0.7 million are expected during the remainder of 2008. Remaining cash payments of $2.0 million are expected primarily in 2008.

In 2006, we announced our plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. We have ceased operations at both of these facilities. We expect to sell the buildings at each of these facilities for proceeds at or in excess of their respective net book values. We incurred charges of $1.7 million in the first nine months of 2008 related to these plans primarily for the St. Paul rationalization. We expect to incur additional charges of $0.3 million for plant exit costs through 2008 related to the St. Paul and Stockton rationalizations.

Under our rationalization plans, we made cash payments of $6.4 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. Total future cash spending of $8.5 million is expected for our outstanding rationalization plans.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 included elsewhere in this Quarterly Report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have a significant effect on our financial position, results of operations or cash flows. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Since such filing there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks, other than the impact of additional revolving loans borrowed under our Credit Agreement to ensure access to liquidity, as further discussed in Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 included elsewhere in this Quarterly Report.


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

Part II.  Other Information


Item 6.   Exhibits

Exhibit Number                        Description
--------------                        -----------


     12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2008 and 2007.

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




                                                    SILGAN HOLDINGS INC.



Dated:  November 10, 2008                           /s/ Robert B. Lewis
                                                    ----------------------------
                                                    Robert B. Lewis
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                      EXHIBIT INDEX



Exhibit No.                                EXHIBIT
-----------                                -------


   12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2008 and 2007.

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