Form 10-K
period 2008-12-31
SILGAN HOLDINGS INC
filed 2009-03-02
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.285 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 38,026,769.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $3.12 billion in 2008. Our products are used for a wide variety of end markets and we operate 66 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food;

•	metal, composite and plastic vacuum closures for food and beverage products; and

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2008 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2008, our metal food container business had net sales of $1.79 billion (approximately 57.2 percent of our consolidated net sales) and income from operations of $162.2 million (approximately 58.6 percent of our consolidated income from operations excluding corporate expense).

We are also a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We acquired the White Cap closures operations, or White Cap, from Amcor Limited, or Amcor, in Europe and Asia in 2006, in Venezuela in early 2007 and in Brazil in early 2008, and reunited these operations with the former White Cap closures operations in the United States that we had previously acquired in 2003 to form our global closures business, Silgan White Cap. In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired the metal vacuum closures operations, or Vem, of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to six other manufacturers for various markets we do not serve directly. For 2008, our closures business had net sales of $682.8 million (approximately 21.9 percent of our consolidated net sales) and income from operations of $59.8 million (approximately 21.6 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2008, our plastic container business had net sales of $651.9 million (approximately 20.9 percent of our consolidated net sales) and income from operations of $54.8 million (approximately 19.8 percent of our consolidated income from operations excluding corporate expense).

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2009 approximately 90 percent of our projected metal food container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-three businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2008. With our acquisition of White Cap, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $682.8 million in 2008. We have also grown our market position in the plastic container business since 1987, with net sales increasing more than sevenfold to $651.9 million in 2008. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers, steel closures and Omni plastic containers
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures

Acquired Business	Year	Products
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC (Silgan White Cap LLC)	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Vem had manufacturing operations in Torello, Spain and in China. We have continued the manufacturing operations in Torello, Spain and have moved the assets of the China operation into our existing closures manufacturing facility in China.

In June 2006, we acquired the White Cap operations in Europe from Amcor. Additionally, we acquired the White Cap operations in the Philippines and China in December 2006, in Venezuela in January 2007 and in Brazil in April 2008. With our acquisition of the White Cap operations in Europe, Asia and South America, we reunited these operations with the former White Cap operations in the United States that we had acquired in 2003 to create our global closures business, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets.

In December 2006, we acquired substantially all of the assets of Cousins-Currie Limited, or Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers for the agricultural, institutional foods and industrial markets. This acquisition, in combination with our existing Canadian plastic container operations, solidified our position as a leading manufacturer in Canada of custom designed plastic containers.

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

In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic vacuum closures as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.

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

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. Since 2007 in light of the ongoing general credit market issues, we have maintained a significant amount of cash and cash equivalents to ensure our access to liquidity in this tumultuous credit environment. At December 31, 2008, we had $163.0 million of cash and cash equivalents. In at least the short term, we will continue to maintain elevated levels of cash and cash equivalents based on our assessment of the condition of the credit markets.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH

We intend to continue to increase our market share in our current business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations over the last ten years.

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

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made over the last few years, and are continuing to make, significant capital investment in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2008, 61 percent of our metal food containers sold had a Quick Top® easy-open end, representing an increase in unit sales of this value-added feature of 39 percent since 2002.

With our acquisition in March 2003 of Silgan White Cap LLC, our former U.S. closures joint venture with Amcor in which we held a minority position, we became a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition in March 2003, this business was the North American operations of the worldwide White Cap business. With our acquisition of the White Cap operations in Europe, Asia and South America, we reunited these businesses and reestablished it as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. We may pursue further consolidation in these markets. In particular, the closures segment of the consumer goods packaging industry in Europe is highly fragmented, and we intend to pursue further consolidation opportunities in this market. In February 2008, consistent with our strategy, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

We have grown our market position for our plastic container business since 1987, with net sales increasing more than sevenfold to $651.9 million in 2008. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. In December 2006, we acquired Cousins-Currie to complement our Canadian plastic container operations and solidify our position as a leading manufacturer in Canada of custom designed plastic containers. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. These plant closings began to generate positive cash-on-cash returns for us beginning in 2007 and continuing into 2008.

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

BUSINESS SEGMENTS

We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal food container business, our closures business and our plastic container business.

METAL FOOD CONTAINERS—57.2 PERCENT OF OUR CONSOLIDATED NET SALES IN 2008

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2008 of approximately half of the market. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2008, our metal food container business had net sales of $1.79 billion (approximately 57.2 percent of our consolidated net sales) and income from operations of $162.2 million (approximately 58.6 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2009 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers.

CLOSURES—21.9 PERCENT OF OUR CONSOLIDATED NET SALES IN 2008

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. In 2003, we acquired the remaining 65 percent interest that we did not own in our closures joint venture in the United States from Amcor, our joint venture partner, which operations were the North American operations of White Cap. We acquired the White Cap operations in Europe and Asia in 2006, in Venezuela in early 2007 and in Brazil in early 2008, and reunited these operations with the former White Cap operations in the United States to form our worldwide closures business. In February 2008, consistent with our strategy to pursue consolidation opportunities in the international vacuum closures market, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., strengthening our position in the growing Southern European and Asian markets. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to six other manufacturers for various markets we do not serve. For 2008, our closures business had net sales of $682.8 million (approximately 21.9 percent of our consolidated net sales) and income from operations of $59.8 million (approximately 21.6 percent of our consolidated income from operations excluding corporate expense).

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

PLASTIC CONTAINERS—20.9 PERCENT OF OUR CONSOLIDATED NET SALES IN 2008

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2008, our plastic container business had net sales of $651.9 million (approximately 20.9 percent of our consolidated net sales) and income from operations of $54.8 million (approximately 19.8 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sevenfold.

We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments and liquor. Additionally, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes, and our innovative Omni plastic container (a multi-layer microwaveable and retortable plastic bowl) for food products.

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

As of February 28, 2009, we operated a total of 66 manufacturing facilities in ten different countries throughout the world that serve the needs of our customers.

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

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry in the United States announced significant price increases for steel. Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we have also increased prices to pass through increases in our metal costs. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2009.

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

Our domestic closures operations have generally passed along to customers changes in the prices of metal and resin raw materials in accordance with supply arrangements. For non-contract customers, our domestic closures operations have also passed through changes in our metal and resin costs. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future, despite the significant consolidation of suppliers.

PLASTIC CONTAINER BUSINESS

The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container business has passed along to our customers changes in the prices of our resin raw materials in accordance with customer supply arrangements.

We believe that we have made adequate provisions to purchase sufficient quantities of resins for the foreseeable future, absent unforeseen events such as significant hurricanes.

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

In 2008, 2007, and 2006, approximately 12 percent, 12 percent and 13 percent, respectively, of our consolidated net sales were to Campbell, and approximately 10 percent, 11 percent and 11 percent, respectively, of our consolidated net sales were to Nestlé. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2008 of approximately half of the market. Our largest customers for these products include Campbell, ConAgra Foods, Inc., Del Monte, General Mills, Inc., Hill’s Pet Nutrition, Inc., Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Seneca Foods L.L.C. and Treehouse Foods, Inc.

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2009 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2008 were $294.5 million. In 2007, we extended the term of our supply agreement with Nestlé that covers approximately eighty percent of the metal food containers that we supply to Nestlé until December 2013. This supply agreement provides for certain prices and specifies that those prices will be increased or decreased based upon cost change formulas. In addition, we continue to supply the remaining metal food containers that we supply to Nestlé under a separate supply agreement that continues until December 2011.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2008, our net sales of metal food containers to Campbell were $333.8 million.

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

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. You should also read “Risk Factors—The seasonality of the fruit and vegetable packing industry causes us to incur short term debt” included elsewhere in this Annual Report.

CLOSURES BUSINESS

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers of our closures business include Campbell, The Coca-Cola Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, Nestlé Group, PepsiCo Inc., Schwartau Group, Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although as is common many supply arrangements are negotiated on a year-by-year basis.

In addition, we license our technology to six other manufacturers who supply products in Australia, China, India, Israel, Korea, Malaysia, Maldives, South Africa, New Zealand, Papua New Guinea, Sri Lanka, Taiwan and Thailand.

PLASTIC CONTAINER BUSINESS

We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force and a large network of distributors. More recently, we also market certain stock plastic containers for personal care and health care products through an on-line shopping catalog.

Our largest customers for our plastic container business include Alberto Culver USA, Inc., Avon Products Inc., Campbell, The Clorox Company, Kraft Foods, Inc., L’Oréal, Johnson & Johnson, The Procter & Gamble Company, Treehouse Foods, Inc., Unilever Home and Personal Care North America and Best Foods (units of Unilever, N.V.) and Vi-Jon Inc.

We have arrangements to sell some of our plastic containers and closures to distributors, who in turn resell those products primarily to regional customers. Plastic containers sold to distributors are generally manufactured by using generic and custom molds with decoration added to meet the end users’ requirements. The distributors’ warehouses and their sales personnel enable us to market and inventory a wide range of such products to a variety of customers.

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

CLOSURES BUSINESS

Our closures business competes primarily with Berry Plastics Corporation, Crown Holdings, Inc., Groupe Massilly, Rank Group Plc, Rexam PLC, Tecnocap S.p.a. and Vogel & Noot Holding AG. With our ability to manufacture an extensive range of metal, composite and plastic vacuum closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.

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

EMPLOYEES

As of December 31, 2008, we employed approximately 2,000 salaried and 5,700 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2008, Campbell provided us with approximately 115 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2009 and 2013. As of December 31, 2008, contracts covering approximately 3 percent of our hourly employees in the United States and Canada will expire during 2009. We expect no significant changes in our relations with these unions.

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

We rely on a combination of patents, trade secrets, unpatented know-how, technological innovation, trademarks and other intellectual property rights, nondisclosure agreements and other protective measures to protect our intellectual property. We do not believe that any individual item of our intellectual property portfolio is material to our business. We employ various methods, including confidentiality agreements and nondisclosure agreements, with third parties, employees and consultants to protect our trade secrets and know-how. However, others could obtain knowledge of our trade secrets and know-how through independent development or other means.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2008, December 31, 2007 and December 31, 2006 is set forth in Note 17 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

As a result of our acquisition of the White Cap operations in Europe, Asia and South America, our closures business has become more dependent on foreign operations. For the year ended December 31, 2008, our foreign operations for all our businesses generated $496.7 million of net sales, which represents 15.9 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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

We maintain a website, the internet address of which is http://www.silganholdings.com. Information contained on our website is not part of this Annual Report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and any amendments to those reports) and Forms 3, 4 and 5 filed on behalf of our directors and executive officers as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could materially and adversely affect our business, financial condition or results of operations.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2008, we had $884.9 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2008, after taking into account letters of credit of $44.4 million, we had $393.6 million and Cdn $14.0 million of revolving loans available to be borrowed under our senior secured credit facility, or our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2008, we paid $94.0 million in term loan amortization repayments and $60.2 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2008, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2008 interest expense by an aggregate of approximately $6.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2008.

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

THE RECENT GLOBAL CREDIT AND FINANCIAL CRISIS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In recent months, financial markets have been experiencing substantial disruption including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in the financial markets may adversely affect our ability to obtain additional financing in the future, including, if necessary, to fund acquisitions, and our ability to refinance indebtedness under our Credit Agreement (as discussed below). As a result of the current condition of the financial markets, any additional financing that we may obtain and any refinancing of indebtedness under our Credit Agreement may be on terms that are more restrictive than the current terms of our indebtedness and may be at interest rates higher than the current interest rates for our indebtedness. Additionally, any such additional financing would have to be effected in compliance with the agreements governing our then existing indebtedness. Any approval that may be required under our then existing indebtedness for any such additional financing may require us to agree to more restrictive terms and/or higher interest rates for our then existing indebtedness.

Current economic conditions could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us. Additionally, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.

The recent downward trend in securities values has affected and could continue to affect the fair value of our investments for our pension benefit plans, potentially requiring us to make significant additional contributions to such plans to maintain prescribed funding levels.

In addition, we have maintained and may continue to maintain significant amounts of cash and cash equivalents (consisting primarily of U.S. Treasury instruments and U.S. government backed securities) at one or more financial institutions which are either in excess of federally insured limits or at institutions not covered by federal insurance. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

There can be no assurance that government responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit.

WE MAY NOT BE ABLE TO REFINANCE OUR CREDIT AGREEMENT PRIOR TO MATURITY ON JUNE 30, 2011, AND IF WE ARE ABLE TO EFFECT SUCH REFINANCING, IT MAY BE ON LESS FAVORABLE TERMS AND AT HIGHER INTEREST RATES.

Outstanding revolving loans, A term loans and certain incremental loans under our Credit Agreement will mature on June 30, 2011, and outstanding B term loans and other incremental loans under our Credit Agreement will mature on June 30, 2012. We will need to repay or refinance this indebtedness and replace our revolving loan facilities with other facilities for our seasonal and other needs. We may not be able to effect this refinancing and, if we are able to effect this refinancing, we may not be able to do so on the same terms (including interest rates) as under our Credit Agreement. Our ability to effect this refinancing and the terms thereof (including interest rates) will depend on a variety of factors, including:

•	the condition of the credit markets, which have experienced substantial disruptions to liquidity and credit availability in recent months;

•

our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and other factors beyond our control) affecting our business and operations;

•	the timing of the refinancing; and

•	the amount of debt to be refinanced.

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

Approximately 90 percent of our metal food container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2008 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.

DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.

We manufacture and sell consumer goods packaging products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly,

such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds that we use, possibly resulting in the incurrence by us of additional costs. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.

OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.

We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes or other reasons. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand for the same raw materials, the availability of other substitute materials and general economic conditions that are beyond our control.

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry in the United States announced significant price increases for steel. Our metal food container and U.S. metal closure supply arrangements with our customers provide for the pass through of changes in our metal costs in accordance with such arrangements. For our non-contract customers, we also increase prices to pass through increases in our metal costs.

Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our plastic containers and U.S. plastic closures supply arrangements with our customers provide for the pass through of changes in resin prices in accordance with such arrangements, subject in most cases to a lag in the timing of such pass through. For non-contract customers, we also pass through changes in resin prices.

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2009. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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

THE SEASONALITY OF THE FRUIT AND VEGETABLE PACKING INDUSTRY CAUSES US TO INCUR SHORT TERM DEBT.

We sell metal containers and closures used in the fruit and vegetable packing process which is a seasonal industry. As a result, we have historically generated a disproportionate amount of our annual income from operations in our third quarter. Additionally, as is common in the packaging industry, we must access working capital to build inventory ahead of the fruit and vegetable packing process. We also provide extended payment terms to some of our customers due to the seasonality of the fruit and vegetable packing process and, accordingly, carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

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

WE MAY NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY BY ACQUISITION.

Historically, we have grown predominantly through acquisitions. Our future growth will depend in large part on additional acquisitions of consumer goods packaging businesses. We may not be able to locate or acquire other suitable acquisition candidates consistent with our strategy, and we may not be able to fund future acquisitions because of limitations under our indebtedness or otherwise, including due to the limited availability of funds as a result of the currently impaired financial markets.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2008, we employed approximately 5,700 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2009 and 2013. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements.

WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS.

We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the U.S. and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business, including those limiting greenhouse gas emissions and those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Additionally, many of our products come into contact with the food and beverages that they package, and therefore we may be subject to risks and liabilities related to health and safety matters in connection with our products. Such liabilities and costs could have a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

As a result of our acquisition of White Cap in Europe, Asia and South America, our business has become more international in scope. As of February 28, 2009, we have a total of nine manufacturing facilities in a total of eight countries in Europe, Asia and South America, serving customers in over 70 countries worldwide. Our closures operations in Europe, Asia and South America generate a significant amount of our consolidated net sales. In 2008, these operations generated approximately $365.8 million of our consolidated net sales. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

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

WE ARE SUBJECT TO THE EFFECTS OF FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

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

IF THE INVESTMENTS IN OUR PENSION BENEFIT PLANS DO NOT PERFORM AS EXPECTED, WE MAY HAVE TO CONTRIBUTE ADDITIONAL AMOUNTS TO THESE PLANS, WHICH WOULD OTHERWISE BE AVAILABLE TO COVER OPERATING AND OTHER EXPENSES.

We maintain noncontributory, defined benefit pension plans covering a substantial number of our employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks and fixed income securities. If the investments of the plans do not perform at expected levels, then we will have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. For example, the downward trend in securities values in 2008 resulted in a reduction in the fair value of investments in the plans of $65.9 million, and if such trend were to continue we could be required to make significant additional contributions to the plans to maintain prescribed funding levels, and, in such case, we would incur additional pension expense. Such an increase in funding could result in a decrease in our available cash flow.

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $300.4 million of goodwill and $32.1 million of trade names recorded on our consolidated balance sheet at December 31, 2008. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2008, Messrs. Silver and Horrigan beneficially owned an aggregate of 11,489,425 shares of our common stock, or approximately 30 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 14,306,180 shares of our common stock in the aggregate (as adjusted for our two-for-one stock split in 2005). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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

Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indenture governing our 6 3/4% Senior Subordinated Notes due 2013, or 6 3/4% Notes, the holders thereof have the right to require the repurchase of the 6 3/4% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal place of business for our metal food container business is located at 21800 Oxnard Street, Woodland Hills, California 91367; the administrative headquarters and principal places of business for our closures business are located at 1140 31st Street, Downers Grove, Illinois 60515 and Hansastrasse 4, 30419 Hannover, Germany; and the administrative headquarters and principal place of business for our plastic container business is located at 14515 N. Outer Forty, Chesterfield, Missouri 63017. We lease all of these offices.

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 29 operating facilities for the metal food container business, 14 operating facilities for the closures business and 23 operating facilities for the plastic container business. We own 31 of these facilities and lease 35. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2009 for our metal food container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Kingsburg, CA	54,000	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	284,900	(leased)
Hoopeston, IL	323,000
Rochelle, IL	220,000
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800	(leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100	(leased)
Crystal City, TX	26,000	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	126,000
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2009 for our closures business:

Location	Approximate Building Area (square feet)
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
West Hazleton, PA	151,500	(leased)
Pocos de Caldas, Brazil	39,800
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Niepolomice, Poland	170,100
Niepolomice, Poland	21,500
Torello, Spain	71,900	(leased)
Shanghai, China	49,400
Santa Rosa City, Philippines	38,800
Valencia, Venezuela	87,800

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2009 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	187,900	(leased)
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	402,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400	(leased)
Breinigsville, PA	70,000	(leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	77,800	(leased)

We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois, Hannover, Germany and Norcross, Georgia. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we sublease other facilities that we previously operated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2009, we had 46 holders of record of our common stock.

We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2008, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.16 per share to $0.17 per share. In February 2009, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.19 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under our Credit Agreement and our indenture for our 6 3/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2008
First Quarter	$50.84	$45.94	$0.17
Second Quarter	57.23	48.63	0.17
Third Quarter	57.54	47.39	0.17
Fourth Quarter	50.37	40.40	0.17

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2007
First Quarter	$51.54	$42.95	$0.16
Second Quarter	58.80	50.73	0.16
Third Quarter	61.10	48.48	0.16
Fourth Quarter	58.20	50.59	0.16

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2008. Our consolidated financial statements for the five years ended December 31, 2008 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2008(a)	2007(b)	2006(c)	2005	2004
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,121.0	$2,923.0	$2,667.5	$2,495.6	$2,420.5
Cost of goods sold	2,683.5	2,509.3	2,305.1	2,171.6	2,110.1

Gross profit	437.5	413.7	362.4	324.0	310.4
Selling, general and administrative expenses	160.6	148.8	131.4	114.7	108.7
Rationalization charges	12.2	5.7	16.4	0.3	2.1

Income from operations	264.7	259.2	214.6	209.0	199.6
Interest and other debt expense	60.2	66.0	59.2	49.4	55.6
Loss on early extinguishment of debt	—	—	0.2	11.2	1.6

Interest and other debt expense	60.2	66.0	59.4	60.6	57.2

Income before income taxes	204.5	193.2	155.2	148.4	142.4
Provision for income taxes	72.9	70.4	51.2	60.8	58.2

Net income	$131.6	$122.8	$104.0	$87.6	$84.2

Per Share Data: (d)
Basic net income per share	$3.47	$3.26	$2.78	$2.36	$2.29

Diluted net income per share	$3.44	$3.22	$2.74	$2.33	$2.26

Dividends per share	$0.68	$0.64	$0.48	$0.40	$0.23

Selected Segment Data:
Net sales:
Metal food containers	$1,786.3	$1,680.4	$1,624.9	$1,609.8	$1,589.7
Closures	682.8	615.2	450.3	275.7	252.4
Plastic containers	651.9	627.4	592.3	610.1	578.4
Income from operations:
Metal food containers (e)	162.2	151.3	133.4	151.4	138.0
Closures (f)	59.8	66.2	49.8	27.3	16.7
Plastic containers (g)	54.8	50.2	42.5	40.8	52.1

(continued)

Selected Financial Data

	Year Ended December 31,
	2008(a)	2007(b)	2006(c)	2005	2004
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$122.9	$155.0	$121.7	$89.1	$102.9
Depreciation and amortization (h)	144.0	138.0	126.2	121.2	118.5
Net cash provided by operating activities	345.4	279.7	221.6	209.1	277.7
Net cash used in investing activities	(135.7)	(158.9)	(438.4)	(86.0)	(92.9)
Net cash (used in) provided by financing activities	(142.6)	(41.6)	213.1	(138.1)	(161.5)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$163.0	$95.9	$16.7	$20.5	$35.4
Goodwill	300.4	310.7	304.4	201.2	198.3
Total assets	2,163.6	2,140.0	2,008.4	1,530.6	1,597.2
Total debt	884.9	992.5	955.6	700.4	841.7
Stockholders’ equity	524.6	500.1	366.5	273.4	207.4

Notes to Selected Financial Data

(a)	In February 2008, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L. In April 2008, we acquired the White Cap closures operations in Brazil.
(b)	In January 2007, we acquired majority ownership of the White Cap closures operations in Venezuela.
(c)	In June 2006, we acquired the White Cap closures operations in Europe. In December 2006, we acquired the White Cap closures operations in China and the Philippines. In December 2006, we acquired Cousins-Currie.
(d)	Per share amounts have been restated for the two-for-one stock split of our common stock that occurred on September 15, 2005.
(e)	Income from operations of the metal food container business includes rationalization charges of $3.3 million, $5.5 million, $12.1 million and $0.8 million in 2008, 2007, 2006 and 2004, respectively.
(f)	Income from operations of the closures business includes rationalization charges of $7.9 million and $1.0 million in 2008 and 2004, respectively.
(g)	Income from operations of the plastic container business includes rationalization charges of $1.0 million, $0.2 million, $4.3 million, $0.3 million and $0.3 million in 2008, 2007, 2006, 2005 and 2004, respectively.
(h)	Depreciation and amortization excludes amortization of debt issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2008. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2008 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations largely through acquisitions but also through internal growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market.

ACQUISITIONS

In February 2008, we acquired Vem, the metal vacuum closures operations of Grup Vemsa 1857, S.L., for an aggregate purchase price of $10.2 million, strengthening our position in the growing Southern European and Asian markets.

In June 2006, we acquired the White Cap operations in Europe from Amcor. Additionally, we acquired the White Cap operations in the Philippines and China in December 2006, in Venezuela in January 2007 and in Brazil in April 2008. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. The White Cap operations that we acquired in Europe, Asia and South America have been recombined with our previously acquired White Cap closures operations in the United States to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $288.6 million for White Cap, including acquisition fees, net of cash actually acquired of $7.2 million, financed primarily through Euro borrowings under our Credit Agreement. As part of the acquisitions, we assumed $19.5 million of indebtedness.

In December 2006, we acquired substantially all of the assets of Cousins-Currie, a leading manufacturer in Canada of larger-size custom designed plastic containers. The purchase price of $41.8 million was financed primarily with Canadian dollar borrowings under our Credit Agreement.

SALES GROWTH

We have increased net sales and market share in our metal food container, closures and plastic container businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

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

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2008, 61 percent of our metal food containers sold had a Quick Top® easy-open end, representing an increase in unit sales of this value-added feature of 39 percent since 2002.

With our acquisition in March 2003 of Silgan White Cap LLC, our former closures joint venture with Amcor in which we held a minority position, we became a leading manufacturer of metal, composite and plastic vacuum closures in North America for food and beverage products. Prior to our acquisition in March 2003, this business was the North American operations of the worldwide White Cap business. With our acquisition of the White Cap operations in Europe, Asia and South America, we reunited these businesses and reestablished it as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets.

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sevenfold to $651.9 million in 2008. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. Over the past five years, we have invested $591.6 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our two largest customers, Nestlé (through 2013 for approximately 80 percent of our sales to Nestlé and through 2011 for our remaining sales to Nestlé) and Campbell (through 2013). We estimate that in 2009 approximately 90 percent of our projected metal food container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.

Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. In recent years, the steel industry in the United States announced significant price increases for steel. Under our supply arrangements, we were able to increase prices to pass through higher steel costs. For our non-contract customers, we also increased prices to pass through higher steel costs. Resin prices have also fluctuated significantly in the past few years, and we have been able to pass through changes in resin costs in accordance with our supply arrangements.

Our metal food container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States. Our closures business is also dependent, in part, upon vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. Additionally, as is common in the packaging industry, we provide extended payment terms to some of our customers in our metal food container business due to the seasonality of the vegetable and fruit packing process.

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted uses. In light of the ongoing general credit market issues, we have maintained a significant amount of cash and cash equivalents since 2007 to ensure our access to liquidity in this tumultuous credit environment. At December 31, 2008, we had $163.0 million of cash and cash equivalents on hand. In at least the short term, we will continue to maintain elevated levels of cash and cash equivalents based on our assessment of the condition of the credit markets.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2008 we had $396.7 million of indebtedness, or 45 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2008, 2007 and 2006, our aggregate interest and other debt expense as a percentage of our income from operations was 22.7 percent, 25.5 percent and 27.6 percent, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2008 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2007	2006
Operating Data:
Net sales:
Metal food containers	57.2%	57.5%	60.9%
Closures	21.9	21.0	16.9
Plastic containers	20.9	21.5	22.2

Consolidated	100.0	100.0	100.0
Cost of goods sold	86.0	85.8	86.4

Gross profit	14.0	14.2	13.6
Selling, general and administrative expenses	5.1	5.1	5.0
Rationalization charges	0.4	0.2	0.6

Income from operations	8.5	8.9	8.0
Interest and other debt expense	1.9	2.3	2.2

Income before income taxes	6.6	6.6	5.8
Provision for income taxes	2.4	2.4	1.9

Net income	4.2%	4.2%	3.9%

Summary results for our business segments for the years ended December 31, 2008, 2007 and 2006 are provided below.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Net sales:
Metal food containers	$1,786.3	$1,680.4	$1,624.9
Closures	682.8	615.2	450.3
Plastic containers	651.9	627.4	592.3

Consolidated	$3,121.0	$2,923.0	$2,667.5

Income from operations:
Metal food containers (1)	$162.2	$151.3	$133.4
Closures (2)	59.8	66.2	49.8
Plastic containers (3)	54.8	50.2	42.5
Corporate	(12.1)	(8.5)	(11.1)

Consolidated	$264.7	$259.2	$214.6

(1)

Includes rationalization charges of $3.3 million, $5.5 million and $12.1 million in 2008, 2007 and 2006, respectively. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

(2)

Includes rationalization charges of $7.9 million for the year ended December 31, 2008. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

(3)

Includes rationalization charges of $1.0 million, $0.2 million and $4.3 million in 2008, 2007 and 2006, respectively. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Overview. Consolidated net sales were $3.121 billion in 2008, representing a 6.8 percent increase as compared to 2007 principally due to higher average selling prices across all businesses primarily as a result of the pass through of higher raw material and other manufacturing costs, favorable foreign currency translation and increased volumes in the metal food container and closure businesses, partially offset by a decline in volumes in the plastic container business. Income from operations in 2008 increased by $5.5 million, or 2.1 percent, as compared to 2007 due to stronger earnings across all businesses, partially offset by a $6.5 million increase in rationalization charges. Our results for 2008 and 2007 included rationalization charges of $12.2 million and $5.7 million, respectively. Net income in 2008 increased $8.8 million to $131.6 million as compared to 2007.

Net Sales. The $198.0 million increase in consolidated net sales in 2008 as compared to 2007 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $105.9 million, or 6.3 percent, in 2008 as compared to 2007. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs as well as slightly higher unit volumes.

Net sales for the closures business in 2008 increased $67.6 million, or 11.0 percent, as compared to 2007. This increase was primarily the result of slightly higher unit volumes which included sales from operations acquired in 2008 in Brazil, Spain and China, favorable foreign currency translation of $22.6 million and higher average selling prices due to the pass through of higher raw material costs, partially offset by the impact from weaker demand for single-serve beverage products later in 2008.

Net sales for the plastic container business in 2008 increased $24.5 million, or 3.9 percent, as compared to 2007. This increase was principally attributable to higher average selling prices as a result of the pass through of higher raw material costs, partially offset by slightly lower unit volumes due to general market declines.

Gross Profit. Gross profit margin decreased to 14.0 percent in 2008 as compared to 14.2 percent in 2007 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained unchanged at 5.1 percent in 2008 as compared to 2007. Selling, general and administrative expenses in 2008 increased $11.8 million as compared to 2007 due primarily to the impact of foreign currency and the inclusion of the closures operations acquired in 2008.

Income from Operations. Income from operations for 2008 increased by $5.5 million as compared to 2007, while operating margin decreased to 8.5 percent from 8.9 percent over the same periods. Income from operations for 2008 and 2007 included rationalization charges of $12.2 million and $5.7 million, respectively.

Income from operations of the metal food container business for 2008 increased $10.9 million, or 7.2 percent, as compared to 2007, and operating margin increased to 9.1 percent from 9.0 percent over the same periods despite the mathematical consequence of passing through significant manufacturing cost inflation to our customers in the form of price increases during the year. The increases in income from operations and operating margin were the result of benefits derived from continued cost control and manufacturing efficiencies, a $2.2 million reduction in rationalization charges in 2008 as compared to 2007 and slightly higher unit volumes, partially offset by the negative effects of a substantial reduction in inventories during the fourth quarter of 2008 and the impact of higher depreciation expense.

Income from operations of the closures business for 2008 decreased $6.4 million, or 9.7 percent, as compared to 2007, and operating margin decreased to 8.8 percent from 10.8 percent over the same periods. These decreases were attributable to rationalization charges of $7.9 million in 2008 related to the shut down of the manufacturing facility in Turkey and the consolidation of various administrative positions in Europe as well as significant inflation in manufacturing and other costs. These decreases were partially offset by rationalization benefits, ongoing cost controls, improved manufacturing efficiencies and slightly higher unit volumes.

Income from operations of the plastic container business for 2008 increased $4.6 million, or 9.2 percent, as compared to 2007, and operating margin increased to 8.4 percent from 8.0 percent over the same periods. Income from operations and operating margin increased primarily as a result of the benefit from the lag effect of passing through to our customers significant resin price declines which occurred in the fourth quarter of 2008, as well as ongoing cost controls, rationalization benefits and improved manufacturing performance. These increases were partially offset by manufacturing cost inflation and a slight decline in unit volumes.

Interest and Other Debt Expense. Interest and other debt expense for 2008 decreased $5.8 million to $60.2 million as compared to 2007. This decrease was primarily due to lower market interest rates and higher interest income attributable to more cash and cash equivalents held during 2008, partially offset by the effects of higher average borrowings as we maintained higher revolving loan borrowings to ensure access to liquidity in the current general credit crisis.

Provision for Income Taxes. The effective tax rate for 2008 was 35.7 percent as compared to 36.5 percent in 2007. The 2008 effective tax rate benefited from tax credits relating to certain non-recurring state tax incentives and research and development credits, partially offset by a valuation allowance established to offset deferred tax benefits related to net operating losses in Turkey as a result of our decision to close the manufacturing facility in Turkey.

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Overview. Consolidated net sales were $2.923 billion in 2007, representing a 9.6 percent increase as compared to 2006 principally due to the full year impact from the acquisitions of the international closures operations and Cousins-Currie, higher average selling prices across all businesses primarily as a result of the pass through of higher raw material and other manufacturing costs, improved volumes in each business and favorable foreign currency translation. Income from operations in 2007 increased by $44.6 million, or 20.8 percent, as compared to 2006. The increase in income from operations was due to stronger results across all three businesses and the impact of $10.7 million lower rationalization charges versus 2006. Our results for 2007 and 2006 included rationalization charges of $5.7 million and $16.4 million, respectively. Our results for 2006 also included a tax benefit, net of fees, of $5.8 million, on an after tax basis. Net income in 2007 increased $18.8 million to $122.8 million as compared to 2006.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 5.1 percent in 2007 as compared to 5.0 percent in 2006, due primarily to the inclusion for the full year of the international closures operations which incur such expenses at a higher percentage of its sales than our other operations. Selling, general and administrative expenses for 2006 included the incurrence of $1.5 million of tax professional fees for research and development and repatriation tax initiatives.

Income from Operations. Income from operations for 2007 increased by $44.6 million as compared to 2006, and operating margin increased to 8.9 percent from 8.0 percent over the same periods. Income from operations for 2007 and 2006 included rationalization charges of $5.7 million and $16.4 million, respectively.

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

Interest and Other Debt Expense. Interest and other debt expense for 2007 increased $6.6 million to $66.0 million as compared to 2006. This increase was primarily due to the full year impact of the 2006 term loan borrowings of €200 million and Cdn $45 million to finance our acquisitions of White Cap and Cousins-Currie, respectively.

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

In 2008, we used cash from operations of $345.4 million, net borrowings of revolving loans of $3.0 million, other debt borrowings of $10.8 million for the acquisition of Vem and net proceeds from stock-based compensation issuances of $5.4 million to fund net capital expenditures of $121.2 million, the repayment of debt of $94.0 million, our acquisitions of Vem and the White Cap operations in Brazil for $14.5 million net of cash acquired, decreases in outstanding checks of $41.8 million and dividends paid on our common stock of $26.0 million and to increase cash and cash equivalents by $67.1 million.

In 2008, changes in working capital generated cash of $54.8 million as compared to $7.1 million in 2007. This increase was due primarily to the timing of payments at the end of 2008.

At the end of 2007 and during 2008, in light of the ongoing general credit crisis, we maintained a significant amount of cash and cash equivalents to ensure access to liquidity in this tumultuous credit environment. Our cash and cash equivalents balance at December 31, 2008 was $163.0 million. Cash equivalents are primarily invested in U.S. Treasury instruments and U.S. government backed securities. We will continue to evaluate our level of cash and cash equivalents based on our assessment of the condition of the credit markets.

In 2007, we used cash from operations of $279.7 million and net proceeds from stock-based compensation issuances of $2.7 million to fund our acquisition of the White Cap operations in Venezuela for $7.8 million net of cash acquired, net capital expenditures of $151.0 million, decreases in outstanding checks of $7.2 million, net payments of debt of $12.9 million and dividends paid on our common stock of $24.3 million and to increase cash and cash equivalents by $79.2 million.

In 2007, changes in working capital generated cash of $7.1 million as compared to using cash of $30.5 million in 2006, due primarily to the use of provisional inventory built in 2006 in anticipation of certain union negotiations which were completed in 2007 and the timing of payments and cash receipts at the end of 2007.

In 2006, we used cash from operations of $221.6 million, net borrowings of revolving loans of $7.1 million, net borrowings of long-term debt of $224.5 million, cash and cash equivalents of $3.7 million and net proceeds from stock-based compensation issuances of $5.8 million to fund our 2006 acquisitions for $318.2 million net of cash acquired, net capital expenditures of $120.2 million, decreases in outstanding checks of $3.9 million, debt issuance costs of $2.4 million incurred in connection with our additional borrowings under our Credit Agreement and dividends paid on our common stock of $18.0 million.

In February 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.19 per share, payable on March 25, 2009 to the holders of record of our common stock on March 11, 2009. The cash payment for this quarterly dividend is expected to be approximately $7.3 million.

At December 31, 2008, we had $884.9 million of total consolidated indebtedness. In addition, at December 31, 2008, after taking into account letters of credit of $44.4 million, we had $393.6 million and Cdn $14.0 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity on June 30, 2011. At December 31, 2008 and 2007, there were no revolving loans outstanding under our Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2008, 2007 and 2006, the average amount of revolving loans outstanding under our Credit Agreement, including seasonal borrowings, was $198.2 million, $195.4 million and $180.0 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings, was $388.0 million, $325.3 million and $321.5 million, respectively. In 2008, the average amount of revolving loans outstanding attributable to our seasonal working capital needs was $172.8 million. Revolving loans borrowed in 2008 included $200 million borrowed in the third quarter to ensure liquidity in light of the ongoing general credit crisis. This revolving loan borrowing was repaid in the fourth quarter of 2008. During 2009, we may borrow revolving loans, increasing our cash and cash equivalents balance, to ensure access to liquidity based on our evaluation of the credit markets.

For 2009, we estimate that we will utilize approximately $275-$325 million of revolving loans under our Credit Agreement for our peak seasonal working capital requirements, which amount could be lower to the extent we utilize cash and cash equivalents on hand. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

In addition to our operating cash needs, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $110 to $140 million;

•

principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $158.9 million in 2009, $128.1 million in 2010, $212.6 million in 2011 and $185.3 million in 2012;

•	cash payments for quarterly dividends on our common stock of approximately $7.3 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2008 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under our Credit Agreement, which bear fluctuating rates of interest, and the 6 3/4% Notes;

•	payments of approximately $75 to $85 million for federal, state and foreign tax liabilities in 2009 as a result of recent tax laws, which may increase annually thereafter; and

•

payments of approximately $23 million for pension benefit plan contributions in 2009 (which were made in February 2009), which may change annually thereafter based on the funded status of our pension benefit plans.

We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition.

Our Credit Agreement and the indenture with respect to the 6 3/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2009 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2008 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$884.9	$158.9	$340.7	$385.3	$—
Interest on fixed rate debt (2)	65.8	13.5	27.0	25.3	—
Interest on variable rate debt (3)	65.7	27.8	33.3	4.6	—
Operating lease obligations	146.9	27.8	42.2	31.8	45.1
Purchase obligations (4)	17.1	17.1	—	—	—
Other postretirement benefit obligations (5)	44.3	4.8	9.8	9.3	20.4

Total (6)	$1,224.7	$249.9	$453.0	$456.3	$65.5

(1)	These amounts represent expected cash payments of our long-term debt.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)

These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2008.

(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2018.
(6)

Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2009. However, this is subject to change based on a number of factors, including further governmental interpretations of certain provisions of The Pension Protection Act of 2006. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible. Based on our current funded status, we made voluntary contributions to our pension benefit plans of approximately $23 million in February 2009.

At December 31, 2008, we also had outstanding letters of credit of $44.4 million that were issued under our Credit Agreement.

You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2008, we had $884.9 million of indebtedness outstanding, of which $396.7 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 3.9 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as appropriate. These agreements mature as follows: $75 million and Cdn $25 million in 2010, €30 million in 2011 and €105 million in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

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

In February 2008, we approved and announced to employees a plan to exit our Tarrant, Alabama metal food container manufacturing facility. Our plan included the termination of approximately 35 employees and other related plant exit costs. Total costs of $1.8 million for the rationalization of this facility were recognized in 2008 and consisted of $0.6 million for employee severance and benefits, $0.8 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Remaining cash payments of $0.1 million are expected in 2009.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan included the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.1 million. These costs include $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized substantially all of these costs in 2008 and have ceased operations at this facility. Additional charges of $0.1 million for plant exit costs are expected in 2009. Remaining cash payments of $0.3 million are expected in 2009.

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans included the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. We estimate that the total costs for this rationalization will be $8.1 million. These costs include $4.5 million for employee severance and benefits, $2.4 million for the non-cash write-down in carrying value of assets and $1.2 million for plant exit costs. We have recognized substantially all of these costs in 2008 and have ceased operations at the Turkey facility. Additional charges of $0.2 million for employee severance and benefits are expected in 2009. Remaining cash payments of $1.7 million are expected in 2009.

In 2006, we approved and announced plans to exit three facilities, our metal food container manufacturing facilities in St. Paul, Minnesota and Stockton, California and our plastic container manufacturing facility in Valencia, California. Under these plans, we terminated a total of 260 employees and estimate that total charges will be $23.4 million, of which $1.5 million, $5.5 million and $16.4 million were recognized in 2008, 2007 and 2006, respectively. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values.

Under our rationalization plans, we made cash payments of $8.5 million, $2.9 million and $3.1 million in 2008, 2007 and 2006, respectively. Additional cash spending of approximately $6.0 million is expected for our plans, including $3.0 million in 2009 and $3.0 million thereafter.

You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.3 million. For 2008, we decreased our domestic discount rate from 6.5 percent to 6.3 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would increase our annual pension expense by approximately $0.7 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2009. The funded status of our pension benefit plans decreased $104.8 million in 2008 due primarily to a significant decrease in our actual return on plan assets as compared to our expected long-term rate of return on plan assets. The resulting actuarial losses are amortized to pension benefit cost over the remaining service period of active employees expected to receive benefits under the pension benefit plans. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2006, we prospectively adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive (loss) income. The impact of the adoption of SFAS No. 158 to the pension benefit plans at December 31, 2006 decreased accumulated other comprehensive (loss) income by $34.2 million, net of a deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans at December 31, 2006 increased accumulated other comprehensive (loss) income by $4.8 million, net of a deferred tax provision of $3.0 million. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 on January 1, 2007. As a result, we recognized a reduction to opening retained earnings at January 1, 2007 of $1.8 million to recognize long-term tax liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008, which adoption did not have a significant effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have a significant effect on our financial position, results of operations or cash flows. You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after the effective date of adoption will be recognized as adjustments to income tax expense. We do not expect that the initial adoption of SFAS No. 141(R) will have a significant effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required subsequent to the adoption of SFAS No. 141(R). You should also read Note 12 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161, however the adoption of SFAS No. 161 will not have an effect on our financial position, results of operations or cash flows.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2008 and 2007, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 55 percent and 39 percent of our average outstanding total debt, respectively. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 5, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2008, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted 2008 interest expense by an aggregate of approximately $6.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2008.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our 2006 acquisitions of White Cap and Cousins-Currie primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities in Turkey, Poland and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We have not utilized external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.

We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. The natural gas swap agreements that we entered into for 2008 were not significant. During 2007, we entered into natural gas swap agreements to hedge approximately 33 percent of our exposure to fluctuations in natural gas prices. As of December 31, 2008, we had entered into natural gas swap agreements to hedge approximately 47 percent of our expected 2009 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 5 and 9 to our Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2008, a ten percent change in natural gas costs would have impacted our 2008 cost of goods sold by approximately $2.9 million, after taking into account our natural gas swap agreements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Silgan Holdings Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 25, 2009

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	F-37

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.3	First Amendment to Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

4.1	Indenture, dated as of November 14, 2003, between Silgan Holdings Inc. and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.2	Form of Silgan Holdings Inc. 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.3	Registration Rights Agreement dated as of October 30, 2003 between Silgan Holdings Inc. and Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Credit Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.3	First Amendment to Credit Agreement and US Pledge Agreement, dated as of December 19, 2005, and effective as of December 22, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 29, 2005, Commission File No. 000-22117).

10.4	Second Amendment to the Credit Agreement, dated as of May 23, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

Exhibit Number	Description
10.5	Third Amendment to Credit Agreement, dated as of December 19, 2006 and effective as of December 20, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 27, 2006, Commission File No. 000-22117).

10.6	US Security Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.7	US Pledge Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.8	US Borrower/Subsidiaries Guaranty, dated as of June 30, 2005, made by each of Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation and Silgan Tubes Holding Company, in favor of the creditors thereunder (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.9	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.10	Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Commission File No. 000-22117).

10.11	Amendment to Purchase Agreement, dated as of June 1, 2006, by and between Silgan Holdings Inc. and Amcor Limited (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

+10.12	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.13	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

Exhibit Number	Description
+10.14	Employment Agreement, dated as of September 14, 1987, between James Beam and Canaco Corporation (Silgan Containers) (incorporated by reference to Exhibit 10(vi) filed with Silgan Corporation’s Registration Statement on Form S-1, dated January 11, 1988, Registration Statement No. 33-18719).

+10.15	Employment Agreement, dated as of September 1, 1989, between Silgan Corporation, InnoPak Plastics Corporation (Silgan Plastics), Russell F. Gervais and Aim Packaging, Inc. (incorporated by reference to Exhibit 5 filed with Silgan Corporation’s Report on Form 8-K, dated March 15, 1989, Commission File No. 33-18719).

+10.16	Employment Agreement dated as of August 1, 1995 between Silgan Containers (as assignee of Silgan Holdings Inc.) and Glenn A. Paulson, as amended pursuant to an amendment dated March 1, 1997 (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-22117).

+10.17	Contract of Employment between Silgan White Cap Deutschland GmbH (formerly Amcor White Cap Deutschland GmbH) and Peter Konieczny, effective from September 1, 2004 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Commission File No. 000-22117).

+10.18	InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.19	Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.20	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.21	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.22	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.23	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.24	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.25	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.26	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

Exhibit Number	Description
+10.27	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.28	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.29	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 2, 2009	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver (R. Philip Silver)	Co-Chairman of the Board	March 2, 2009

/s/ D. Greg Horrigan (D. Greg Horrigan)	Co-Chairman of the Board	March 2, 2009

/s/ John W. Alden (John W. Alden)	Director	March 2, 2009

/s/ Jeffrey C. Crowe (Jeffrey C. Crowe)	Director	March 2, 2009

/s/ William C. Jennings (William C. Jennings)	Director	March 2, 2009

/s/ Edward A. Lapekas (Edward A. Lapekas)	Director	March 2, 2009

/s/ Anthony J. Allott (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Robert B. Lewis (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Stamford, Connecticut

February 25, 2009

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$163,006	$95,941
Trade accounts receivable, less allowances of $5,701 and $4,877, respectively	266,880	219,775
Inventories	392,335	427,807
Prepaid expenses and other current assets	31,093	27,670

Total current assets	853,314	771,193

Property, plant and equipment, net	902,230	939,627
Goodwill	300,448	310,692
Other intangible assets, net	57,112	63,526
Other assets, net	50,475	54,975

	$2,163,579	$2,140,013

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$158,877	$112,921
Trade accounts payable	298,611	272,999
Accrued payroll and related costs	72,337	70,996
Accrued liabilities	41,046	34,028

Total current liabilities	570,871	490,944

Long-term debt	726,036	879,581
Other liabilities	342,094	269,405

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 100,000,000 shares authorized, 43,289,068 and 43,041,968 shares issued and 38,026,073 and 37,740,133 shares outstanding, respectively)	433	430
Paid-in capital	162,568	152,629
Retained earnings	497,732	392,108
Accumulated other comprehensive (loss) income	(75,861)	15,064
Treasury stock at cost (5,262,995 and 5,301,835 shares, respectively)	(60,294)	(60,148)

Total stockholders’ equity	524,578	500,083

	$2,163,579	$2,140,013

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	2008	2007	2006
Net sales	$3,120,992	$2,922,996	$2,667,519
Cost of goods sold	2,683,466	2,509,336	2,305,148

Gross profit	437,526	413,660	362,371
Selling, general and administrative expenses	160,637	148,718	131,379
Rationalization charges	12,180	5,738	16,347

Income from operations	264,709	259,204	214,645
Interest and other debt expense	60,160	66,003	59,397

Income before income taxes	204,549	193,201	155,248
Provision for income taxes	72,922	70,422	51,232

Net income	$131,627	$122,779	$104,016

Basic net income per share	$3.47	$3.26	$2.78

Diluted net income per share	$3.44	$3.22	$2.74

Dividends per share	$0.68	$0.64	$0.48

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

(Dollars and shares in thousands)

	Common Stock				Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at January 1, 2006	37,266	$426	$137,582	$209,459	$(13,888)	$(60,229)	$273,350
Comprehensive income:
Net income	—	—	—	104,016	—	—	104,016
Minimum pension liability, net of tax provision of $19,679	—	—	—	—	28,996	—	28,996
Change in fair value of derivatives, net of tax benefit of $1,759	—	—	—	—	(2,617)	—	(2,617)
Foreign currency translation, net of tax benefit of $1,791	—	—	—	—	1,349	—	1,349

Comprehensive income							131,744

Adjustment to initially apply SFAS No. 158, net of tax benefit of $19,418	—	—	—	—	(29,404)	—	(29,404)
Dividends declared on common stock	—	—	—	(18,042)	—	—	(18,042)
Stock compensation expense	—	—	2,275	—	—	—	2,275
Stock option exercises, including tax benefit of $3,495	301	3	6,724	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $107	21	—	(249)	—	—	139	(110)

Balance at December 31, 2006	37,588	429	146,332	295,433	(15,564)	(60,090)	366,540
Comprehensive income:
Net income	—	—	—	122,779	—	—	122,779
Changes in net prior service credit and actuarial losses, net of tax provision of $6,147	—	—	—	—	10,577	—	10,577
Change in fair value of derivatives, net of tax provision of $325	—	—	—	—	343	—	343
Foreign currency translation, net of tax benefit of $13,496	—	—	—	—	19,708	—	19,708

Comprehensive income							153,407

Adjustment to initially apply FIN 48	—	—	—	(1,815)	—	—	(1,815)
Dividends declared on common stock	—	—	—	(24,289)	—	—	(24,289)
Stock compensation expense	—	—	3,170	—	—	—	3,170
Stock option exercises, including tax benefit of $1,778	118	1	3,465	—	—	—	3,466
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $301	34	—	(338)	—	—	(58)	(396)

Balance at December 31, 2007	37,740	$430	$152,629	$392,108	$15,064	$(60,148)	$500,083

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

(Dollars and shares in thousands)

	Common Stock				Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2007	37,740	$430	$152,629	$392,108	$15,064	$(60,148)	$500,083
Comprehensive income:
Net income	—	—	—	131,627	—	—	131,627
Changes in net prior service credit and actuarial losses, net of tax benefit of $40,399	—	—	—	—	(61,506)	—	(61,506)
Change in fair value of derivatives, net of tax benefit of $6,367	—	—	—	—	(8,999)	—	(8,999)
Foreign currency translation, net of tax provision of $4,039	—	—	—	—	(20,420)	—	(20,420)

Comprehensive income							40,702

Dividends declared on common stock	—	—	—	(26,003)	—	—	(26,003)
Stock compensation expense	—	—	3,675	—	—	—	3,675
Stock option exercises, including tax benefit of $3,752	247	3	6,724	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $296	39	—	(460)	—	—	(146)	(606)

Balance at December 31, 2008	38,026	$433	$162,568	$497,732	$(75,861)	$(60,294)	$524,578

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$131,627	$122,779	$104,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,964	137,983	126,210
Amortization of debt issuance costs	1,360	1,348	1,430
Rationalization charges	12,180	5,738	16,347
Deferred income tax provision (benefit)	19,597	(11,881)	22,394
Excess tax benefit from stock-based compensation	(3,318)	(1,711)	(2,760)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(49,538)	24,340	(18,663)
Inventories	37,923	11,451	(37,511)
Trade accounts payable	66,464	(28,642)	25,646
Accrued liabilities	(3,458)	(10,079)	(916)
Other, net	(11,395)	28,383	(14,562)

Net cash provided by operating activities	345,406	279,709	221,631

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(14,542)	(7,846)	(318,231)
Capital expenditures	(122,902)	(154,946)	(121,672)
Proceeds from asset sales	1,732	3,917	1,457

Net cash used in investing activities	(135,712)	(158,875)	(438,446)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	858,535	819,551	959,841
Repayments under revolving loans	(855,569)	(831,990)	(952,675)
Changes in outstanding checks—principally vendors	(41,785)	(7,176)	(3,900)
Proceeds from issuance of long-term debt	10,838	—	296,323
Repayments of long-term debt	(94,036)	(428)	(71,846)
Dividends paid on common stock	(26,003)	(24,289)	(18,042)
Excess tax benefit from stock-based compensation	3,318	1,711	2,760
Proceeds from stock option exercises	2,975	1,688	3,232
Repurchases of treasury shares	(902)	(697)	(217)
Debt issuance costs	—	—	(2,385)

Net cash (used in) provided by financing activities	(142,629)	(41,630)	213,091

Cash and cash equivalents:
Net increase (decrease)	67,065	79,204	(3,724)
Balance at beginning of year	95,941	16,737	20,461

Balance at end of year	$163,006	$95,941	$16,737

Interest paid, net	$60,223	$66,693	$58,544
Income taxes paid, net of refunds	51,130	75,152	36,139

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal food containers, closures and plastic containers. Our metal food containers business is engaged in the manufacture and sale of steel and aluminum containers for human and pet foods. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products. Our plastic containers business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our metal food and plastic container businesses are based in North America. Our closures business has operating facilities in North and South America, Europe and Asia.

Basis of Presentation. The consolidated financial statements include the accounts of Silgan and our subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from their dates of acquisition. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Generally, our subsidiaries that operate outside the United States use their local currency as the functional currency. The principal functional currencies for our foreign operations are the Euro and the Canadian dollar. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive (loss) income. Gains or losses resulting from transactions denominated in foreign currencies that are not designated as a hedge are included in selling, general and administrative expenses in our Consolidated Statements of Income.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $71.5 million at December 31, 2008 and $113.3 million at December 31, 2007 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

35 years for buildings and range between 3 to 18 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $2.0 million, $2.6 million and $1.7 million in 2008, 2007 and 2006, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill and Other Intangible Assets, Net. Our reporting units are the same as our business segments. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our third quarter 2008 review. See Note 3 for further information.

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

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive (loss) income. We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of our adoption of SFAS No. 157, as it relates to applying fair value measurements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis (at least annually), to January 1, 2009. We adopted SFAS No. 157, as it relates to financial assets and financial liabilities, on January 1, 2008, which adoption did not have a significant effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, will have a significant effect on our financial position, results of operations or cash flows. See Note 9 for further information.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the recognition of the funded status of defined benefit postretirement plans in the

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

statement of financial position, and recognition of changes in the funded status in the year in which the changes occur through accumulated other comprehensive (loss) income. We have adopted SFAS No. 158 prospectively effective December 31, 2006. See Note 11 for further information required to be disclosed in accordance with SFAS No. 158. The impact of the adoption of SFAS No. 158 to the pension benefit plans at December 31, 2006 decreased accumulated other comprehensive (loss) income by $34.2 million, net of a deferred tax benefit of $22.4 million. The impact of the adoption of SFAS No. 158 to other postretirement benefit plans at December 31, 2006 increased accumulated other comprehensive (loss) income by $4.8 million, net of a deferred tax provision of $3.0 million.

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after the effective date of adoption will be recognized as adjustments to income tax expense. We do not expect that the initial adoption of SFAS No. 141(R) will have a significant effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required subsequent to the adoption of SFAS No. 141(R). See Note 12 for further information.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the disclosure implications of SFAS No. 161, however the adoption of SFAS No. 161 will not have an effect on our financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

VEM METAL VACUUM CLOSURES OPERATIONS

In February 2008, we acquired substantially all of the assets of the metal vacuum closures operations, or Vem, of Grup Vemsa 1857, S.L., for an aggregate purchase price of $10.2 million. Vem had manufacturing operations in Spain and China. The acquisition of Vem was accounted for using the purchase method of accounting.

WHITE CAP

During 2006, we acquired the White Cap closures operations, or White Cap, in Europe and Asia from Amcor Limited, or Amcor. In January 2007, we acquired majority ownership of the White Cap closures

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

operations in Venezuela and in April 2008 we acquired the White Cap closures operations in Brazil, thereby concluding our acquisition of the White Cap closures operations from Amcor. White Cap is a leading supplier of an extensive range of vacuum closures to consumer goods packaging companies in the food and beverage industries. White Cap has been combined with our previously acquired White Cap U.S. closures operations to create a global leader in vacuum closures for hot filled and retortable food and beverage products. At the respective closings, we paid an aggregate of $288.6 million for White Cap, including acquisition fees, net of cash actually acquired of $7.2 million, and we assumed $19.5 million of indebtedness. We financed the purchase price for our acquisition of White Cap primarily with €200 million borrowed under our senior secured credit facility.

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

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill are as follows:

	Metal Food Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2006	$56,888	$120,575	$126,930	$304,393
Acquisitions	—	7,683	—	7,683
Adjustments	—	360	(14,385)	(14,025)
Currency translation	—	9,760	2,881	12,641

Balance at December 31, 2007	56,888	138,378	115,426	310,692
Adjustments	—	(4,347)	(115)	(4,462)
Currency translation	—	(2,136)	(3,646)	(5,782)

Balance at December 31, 2008	$56,888	$131,895	$111,665	$300,448

Goodwill activity in the closures business was primarily the result of the completion of the White Cap acquisition and the related recognition of certain deferred tax assets. Goodwill adjustments in the plastic containers business were primarily the result of the completion of the valuation of intangibles for the Cousins-Currie acquisition, which resulted in the allocation of Cdn $17.7 million from goodwill to other intangible assets.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

The components of other intangible assets, net at December 31 are as follows:

	2008		2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$21,171	$(2,412)	$24,641	$(1,507)
Other	11,456	(5,243)	11,728	(3,476)

	32,627	(7,655)	36,369	(4,983)

Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—

	$64,767	$(7,655)	$68,509	$(4,983)

Amortization expense in 2008, 2007 and 2006 was $3.1 million, $3.1 million and $1.6 million, respectively. Amortization expense is expected to be $2.9 million per year from 2009 to 2011, $1.8 million in 2012 and $1.1 million in 2013. Certain definite-lived intangibles fluctuated due to changes in foreign currency exchange rates. Customer relationships have a weighted average life of 19.3 years. Other definite-lived intangibles consist primarily of intellectual property and have a weighted average life of 5.8 years.

NOTE 4. RATIONALIZATION CHARGES

2008 RATIONALIZATION PLANS

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations.

In February 2008, we approved and announced to employees a plan to exit our Tarrant, Alabama metal food container manufacturing facility. Our plan included the termination of approximately 35 employees and other related plant exit costs. Total costs of $1.8 million for the rationalization of this facility were recognized in 2008 and consisted of $0.6 million for employee severance and benefits, $0.8 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Remaining cash payments of $0.1 million are expected in 2009.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan included the termination of approximately 15 employees and other related plant exit costs. We estimate that the total costs for the rationalization of this facility will be $1.1 million. These costs include $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized substantially all of these costs in 2008 and have ceased operations at this facility. Additional charges of $0.1 million for plant exit costs are expected in 2009. Remaining cash payments of $0.3 million are expected in 2009.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans included the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. We estimate that the total costs for this rationalization will be $8.1 million. These costs include $4.5 million for employee severance and benefits, $2.4 million for the non-cash write-down in carrying value of assets and $1.2 million for plant exit costs. We have recognized substantially all of these costs in 2008 and have ceased operations at the Turkey facility. Additional charges of $0.2 million for employee severance and benefits are expected in 2009. Remaining cash payments of $1.7 million are expected in 2009.

Activity in our 2008 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
2008 Rationalization Plan Reserves
Established in 2008	$4,946	$(372)	$2,595	$3,534	$10,703
Utilized in 2008	(3,997)	372	(1,720)	(3,534)	(8,879)

Balance at December 31, 2008	$949	$—	$875	$—	$1,824

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

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan included the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. Total costs for the rationalization of this facility were $13.9 million. As of December 31, 2007, total charges of $12.5 million were recognized, which consisted of $5.8 million for non-cash pension and postretirement curtailment expense, $2.6 million for employee severance and special termination benefits, $1.1 million for plant exit costs and $3.0 million for the non-cash write-down and accelerated depreciation of the building and equipment. Rationalization charges recognized during 2008 were $1.4 million, which consisted of $1.5 million for plant exit costs and $0.2 million for the non-cash write-down in carrying value of assets, offset by a $0.3 million adjustment to employee severance and benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Remaining cash payments of $0.3 million are expected in 2009.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan included the termination or relocation of approximately 110 employees and other related plant exit costs. We estimate total rationalization charges

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

for the plan will be $5.2 million. As of December 31, 2007, total charges of $5.1 million were recognized, which consisted of $4.1 million for employee severance and benefits, $0.4 million for the non-cash write- down in carrying value of assets and $0.6 million for plant exit costs. Rationalization charges recognized during 2008 were $0.1 million for plant exit costs and $0.1 million for a non-cash write-down in carrying value of assets, offset by a $0.1 million adjustment to employee severance and benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Remaining cash payments of $3.4 million are expected in 2009 and thereafter.

Activity in our 2006 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
2006 Rationalization Plan Reserves
Established in 2006	$5,752	$4,565	$1,538	$4,492	$16,347
Utilized in 2006	(1,076)	(4,565)	(1,538)	(4,492)	(11,671)

Balance at December 31, 2006	4,676	—	—	—	4,676
Established in 2007	1,447	1,202	1,682	1,187	5,518
Utilized in 2007	(1,019)	(1,202)	(1,682)	(1,187)	(5,090)

Balance at December 31, 2007	5,104	—	—	—	5,104
Established (adjusted) in 2008	(382)	—	1,563	296	1,477
Utilized in 2008	(1,061)	—	(1,563)	(296)	(2,920)

Balance at December 31, 2008	$3,661	$—	$—	$—	$3,661

2001 RATIONALIZATION PLAN

In 2007, the rationalization reserve for the exit of our Fairfield, Ohio plastic container manufacturing facility announced in 2001 was adjusted to recognize additional charges of $0.2 million for the change in expected sublease income. Total cash payments since December 31, 2004 were $0.9 million. The remaining reserve at December 31, 2008 of $0.2 million will be utilized through the expiration of the lease in 2009.

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2008	2007	2006
	(Dollars in thousands)
2008 Rationalization plans	$10,703	$—	$—
2006 Rationalization plans	1,477	5,518	16,347
2001 Rationalization plan	—	220	—

	$12,180	$5,738	$16,347

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

At December 31, rationalization reserves were included in our Consolidated Balance Sheets as follows:

	2008	2007
	(Dollars in thousands)
Accrued liabilities	$2,671	$2,050
Other liabilities	2,982	3,344

	$5,653	$5,394

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income at December 31 are as follows:

	2008	2007
	(Dollars in thousands)
Foreign currency translation	$12,196	$32,616
Change in fair value of derivatives	(7,160)	1,839
Unrecognized net periodic pension and other postretirement benefit costs:
Net prior service credit	6,845	4,464
Net actuarial loss	(87,742)	(23,855)

Accumulated other comprehensive (loss) income	$(75,861)	$15,064

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the years ended December 31, 2008, 2007 and 2006 was net income of $0.3 million, $2.3 million and $0.6 million, respectively.

We estimate that we will reclassify $3.8 million of losses, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

The net prior service credit increased $2.4 million in 2008 due to a $2.7 million net decrease in benefits from plan amendments, offset by $0.1 million of amortization income and $0.2 million of curtailment gains related to the closing of our Tarrant, Alabama metal food container manufacturing facility. The net actuarial loss increased $63.9 million in 2008 due to a $64.3 million change in the funded status of the pension and other postretirement benefit plans, offset by $0.4 million of amortization expense. All amounts are net of income taxes.

Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2009 are $5.9 million and ($0.2) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 6. INVENTORIES

The components of inventories at December 31 are as follows:

	2008	2007
	(Dollars in thousands)
Raw materials	$110,480	$91,988
Work-in-process	72,078	73,863
Finished goods	237,080	282,665
Spare parts and other	30,841	29,566

	450,479	478,082
Adjustment to value domestic inventory at cost on the LIFO method	(58,144)	(50,275)

	$392,335	$427,807

Inventories include $24.0 million and $32.7 million recorded on the first-in, first-out method at December 31, 2008 and 2007, respectively, and $77.5 million and $81.3 million recorded on the average cost method at December 31, 2008 and 2007, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2008	2007
	(Dollars in thousands)
Land	$11,116	$11,246
Buildings and improvements	221,675	212,191
Machinery and equipment	1,823,963	1,739,609
Construction in progress	47,516	88,009

	2,104,270	2,051,055
Accumulated depreciation	(1,202,040)	(1,111,428)

	$902,230	$939,627

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2008	2007
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
Bank A term loans	284,118	345,000
Bank B term loans	41,049	41,477
Canadian term loans	72,122	91,674
Euro term loans	256,860	294,480
Other foreign bank revolving and term loans	30,764	16,871

Total bank debt	684,913	789,502

Subordinated debt:
6 3/4% Senior Subordinated Notes	200,000	200,000
Other	—	3,000

Total subordinated debt	200,000	203,000

Total debt	884,913	992,502
Less current portion	158,877	112,921

	$726,036	$879,581

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2009	$158,877
2010	128,113
2011	212,559
2012	185,364
2013	200,000

$884,913

BANK CREDIT AGREEMENT

We had term loan borrowings outstanding under our senior secured credit facility, or the Credit Agreement, of $325.2 million, Cdn $87.8 million and €180 million totaling U.S. denominated $654.1 million at December 31, 2008 and $386.5 million, Cdn $90 million and € 200 million totaling U.S. denominated $772.6 million at December 31, 2007. We had no outstanding revolving loans under the Credit Agreement at December 31, 2008 and 2007.

Our Credit Agreement provided us with borrowings of A term loans which mature on June 30, 2011 and B term loans which mature on June 30, 2012. Principal on each tranche of term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement.

Under the Credit Agreement, the interest rate for all U.S. loans will either be base rate or LIBOR, plus in either case an applicable margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

New York Branch, or Deutsche Bank, or 1/2 of one percent in excess of the overnight federal funds rate. Currently, A term loans that are maintained as base rate borrowings bear interest at the base rate with no additional margin, and A term loans that are maintained as LIBOR rate borrowings bear interest at the applicable LIBOR rate plus a 1.00 percent margin. In accordance with the Credit Agreement, the interest rate margin on all loans except B term loans will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. The interest rate for B term loans is the base rate plus a margin of 0.25 percent or LIBOR plus a margin of 1.25 percent. The margin for B term loans is fixed through maturity. As of December 31, 2008, the U.S. term loans were primarily maintained as LIBOR loans and the interest rate for A term loans and B term loans was 2.47 percent and 2.72 percent, respectively.

At December 31, 2008, we had Cdn $42.8 million of term loans outstanding under the Credit Agreement which mature on June 30, 2011, with scheduled annual repayment installments that began in 2008. We also had Cdn $45 million of term loans outstanding at December 31, 2008 under the Credit Agreement which were borrowed in 2006 to finance the acquisition of Cousins-Currie. These term loans mature on June 30, 2012, with scheduled annual repayment installments beginning in 2009. The interest rate for all Canadian term loans will either be the Canadian prime rate plus the applicable margin for A term loans maintained as base rate loans or the Bankers’ Acceptance discount rate plus the applicable margin for A term loans maintained as LIBOR loans. As of December 31, 2008, the interest rate for our Canadian term loans was 2.73 percent.

In June 2006, we borrowed €200 million of term loans under the Credit Agreement to finance the acquisition of White Cap. These loans mature on June 30, 2012, with scheduled annual repayment installments that began in 2008. We had €180 million of these term loans outstanding at December 31, 2008. Interest on these loans accrue at the Euro rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Euro dollar loans under the Credit Agreement. At December 31, 2008, the interest rate on these term loans was 4.91 percent.

The Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. The Credit Agreement contains certain provisions for the allocation of mandatory and voluntary prepayments to the A term loans and B term loans.

The Credit Agreement provides us with up to $438 million and Cdn $14 million of revolving loans. Amounts outstanding under the revolving loan facility incur interest at the same rates as the A term loans in the case of U.S. dollar denominated revolving loans and as the Canadian term loans in the case of Canadian dollar denominated revolving loans. Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on June 30, 2011. At December 31, 2008 and 2007, there were no revolving loans outstanding. After taking into account letters of credit of $44.4 million, borrowings available under the revolving loan facility of the Credit Agreement were $393.6 million and Cdn $14.0 million on December 31, 2008.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2008). The commitment fee is reset quarterly based on our Total Leverage Ratio.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as LIBOR loans (1.00 percent at December 31, 2008) and to the issuers of letters of credit of a facing fee of 0.125 percent per annum, in each case calculated on the aggregate stated amount of all letters of credit.

For 2008, 2007 and 2006, the weighted average annual interest rate paid on term loans was 5.1 percent, 5.9 percent and 5.7 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 4.1 percent, 6.3 percent and 6.2 percent, respectively. We have entered into U.S. dollar, Canadian dollar and Euro interest rate swap agreements for an aggregate notional amount of $75 million, Cdn $25 million and €135 million, respectively, to convert interest rate exposure from variable rates to fixed rates of interest. For 2008, 2007 and 2006, the weighted average interest rate paid on term loans after consideration of interest rate swap agreements was 5.0 percent, 5.2 percent and 5.1 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

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

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. subsidiaries, and is secured by a pledge of the stock of certain of our subsidiaries and by a security interest in certain of our assets and certain of our U.S. subsidiaries’ assets. The Canadian indebtedness under the Credit Agreement is also guaranteed by our wholly owned Canadian subsidiaries and is also secured by a pledge of all of the stock of our Canadian subsidiaries and by a security interest in certain of our Canadian subsidiaries’ assets. At December 31, 2008, we had assets of a U.S. subsidiary of $130.6 million which were restricted and could not be transferred to Silgan or any other subsidiary of Silgan. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements. For 2008, 2007 and 2006, the average amount of revolving loans outstanding under the Credit Agreement, including seasonal borrowings,

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

was $198.2 million, $195.4 million and $180.0 million, respectively; and, after taking into account outstanding letters of credit, the highest amount of such borrowings was $388.0 million, $325.3 million and $321.5 million, respectively. In 2008, the average amount of revolving loans outstanding attributable to our seasonal working capital needs was $172.8 million. Revolving loans borrowed in 2008 included $200 million borrowed in the third quarter to ensure liquidity in light of the ongoing general credit crisis. This revolving loan borrowing was repaid in the fourth quarter of 2008.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving loan indebtedness outstanding in non-Euro denominated foreign countries. At December 31, 2008, these bank revolving loans allow for total borrowings of up to $51.2 million (translated at exchange rates in effect at the balance sheet date) and bear interest at rates ranging from 1.5 percent to 17.0 percent. For 2008, 2007 and 2006, the weighted average annual interest rate paid on these loans was 5.9 percent, 5.0 percent and 4.1 percent, respectively.

6 3/4% SENIOR SUBORDINATED NOTES

In 2003, we issued $200 million aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The issue price for the 6 3/4% Notes was 100% of their principal amount. The 6 3/4% Notes are general unsecured obligations of Silgan, subordinate in right of payment to obligations under the Credit Agreement and effectively subordinate to all obligations of the subsidiaries of Silgan. Interest on the 6 3/4% Notes is payable semi-annually in cash on the 15th day of each May and November.

The 6 3/4% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after November 15, 2008 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning November 15, of the years set forth below:

Year	Redemption Price
2008	103.375%
2009	102.250%
2010	101.125%
Thereafter	100.000%

Upon the occurrence of a change of control, as defined in the indenture relating to the 6 3/4% Notes, Silgan is required to make an offer to purchase the 6 3/4% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of purchase.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31 (bracketed amounts represent assets):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Bank debt	$684,913	$684,913	$789,502	$789,502
6 3/4% Notes	200,000	172,000	200,000	193,000
Interest rate swap agreements	12,120	12,120	(3,786)	(3,786)
Natural gas swap agreements	158	158	—	—

FAIR VALUE MEASUREMENTS

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

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

The financial assets and liabilities that are measured on a recurring basis at December 31, 2008 consist of our interest rate and natural gas swap agreements. We measured the fair value of the swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Our bank debt and 6 3/4% Notes are recorded at historical amounts in our Consolidated Balance Sheets as we have not elected to measure them at fair value under SFAS No. 159. The carrying amounts of our variable rate bank debt approximate their fair values. The fair value of our 6 3/4% Notes is estimated based on quoted market prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective pursuant to SFAS No. 133 in offsetting the variability of the

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2008, 2007 and 2006, the ineffectiveness of our hedges did not have a significant impact on our net income.

The fair value of the outstanding swap agreements in effect at December 31, 2008 and 2007 was recorded in our Consolidated Balance Sheets as a liability of $12.3 million and as an asset of $3.8 million, respectively. See Note 5 which includes a discussion of the effects of hedging activities on accumulated other comprehensive (loss) income.

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. The aggregate notional principal amount of these agreements was $75 million, €135 million and Cdn $25 million, respectively, at December 31, 2008 and $175 million, €160 million and Cdn $25 million, respectively, at December 31, 2007. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 3.9 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as required. These agreements mature as follows: $75 million and Cdn $25 million in 2010, €30 million in 2011 and €105 million in 2014. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net receipts of $0.6 million, $5.0 million and $3.5 million were received under these interest rate swap agreements for the years ended December 31, 2008, 2007 and 2006, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for A and B term loans and the Euro term loan and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on A and B term loans and on the Euro term loan at December 31, 2008 was 3.3 percent and 5.0 percent, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The natural gas swap agreements we entered into for 2008 were not significant. We entered into natural gas swap agreements to hedge approximately 33 percent and 61 percent of our exposure to fluctuations in natural gas prices in 2007 and 2006, respectively. Under these agreements, we paid fixed natural gas prices ranging from $5.67 to $10.55 per MMBtu and received a NYMEX-based natural gas price. Net payments under our natural gas swap agreements were $1.3 million and $2.5 million during 2007 and 2006, respectively.

At December 31, 2008, the aggregate notional principal amount of our natural gas swap agreements was 1.2 million MMBtu of natural gas. At December 31, 2007, we did not have any natural gas swap agreements outstanding.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of White Cap and Cousins-Currie with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. Foreign currency gains (losses) recognized as net investment hedges included in accumulated other comprehensive (loss) income at December 31, 2008, 2007 and 2006 were $9.7 million, $(18.7) million and $(2.9) million, respectively, net of a deferred tax provision (benefit) of $4.0 million, $(13.5) million and $(1.8) million, respectively.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 29.2 percent, 30.4 percent and 32.1 percent of our net sales in 2008, 2007 and 2006, respectively. The receivable balances from these customers collectively represented 25.1 percent and 25.5 percent of our trade accounts receivable at December 31, 2008 and 2007, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2009	$27,817
2010	22,786
2011	19,371
2012	17,353
2013	14,436
Thereafter	45,142

$146,905

Rent expense was $33.4 million, $33.6 million and $30.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, we had noncancelable commitments for 2009 capital expenditures of $17.1 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$430,346	$425,639	$55,729	$65,765
Service cost	12,733	14,290	813	934
Interest cost	27,067	24,944	3,235	3,497
Actuarial losses (gains)	8,936	(23,002)	1,203	(6,037)
Plan amendments	2,075	5,600	(6,766)	(3,556)
Benefits paid	(22,363)	(21,715)	(4,441)	(5,709)
Participants’ contributions	—	—	930	835
Foreign currency exchange rate changes	(1,389)	4,590	—	—

Obligation at end of year	457,405	430,346	50,703	55,729

Change in plan assets
Fair value of plan assets at beginning of year	368,354	372,274	—	—
Actual return on plan assets	(65,905)	17,361	—	—
Employer contributions	10,540	434	3,511	4,874
Participants’ contributions	—	—	930	835
Benefits paid	(22,363)	(21,715)	(4,441)	(5,709)

Fair value of plan assets at end of year	290,626	368,354	—	—

Funded status	$(166,779)	$(61,992)	$(50,703)	$(55,729)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$—	$3,538	$—	$—
Current liabilities	(3,441)	(721)	(4,774)	(4,911)
Non-current liabilities	(163,338)	(64,809)	(45,929)	(50,818)

Net liability recognized	$(166,779)	$(61,992)	$(50,703)	$(55,729)

Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial loss	$140,235	$35,101	$6,136	$5,210
Prior service cost (credit)	13,521	13,829	(24,927)	(21,080)

Net amount recognized	$153,756	$48,930	$(18,791)	$(15,870)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2009 as a component of net periodic cost
Net actuarial loss	$9,527	$332
Prior service cost (credit)	2,225	(2,557)

Net periodic cost (credit) to be recorded in 2009	$11,752	$(2,225)

The funded status for our pension benefit plans decreased $104.8 million in 2008 due primarily to a significant decrease in our actual return on plan assets as compared to our expected long-term rate of return on plan assets. The resulting actuarial losses are amortized to pension benefit cost over the remaining service period of active employees expected to receive benefits under the pension benefit plans.

The accumulated benefit obligation for all pension benefit plans at December 31, 2008 and 2007 was $428.5 million and $399.0 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $457.4 million, $428.5 million and $290.6 million, respectively, at December 31, 2008 and $173.0 million, $160.8 million and $117.6 million, respectively, at December 31, 2007.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2009	$23,571	$4,774
2010	24,806	4,865
2011	25,770	4,926
2012	27,301	4,729
2013	28,782	4,614
2014- 2018	168,765	20,435

	$298,995	$44,343

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2008	2007
Discount rate	6.3%	6.5%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.4%	3.4%
Health care cost trend rate:
Assumed for next year	7.9%	8.0%
Ultimate rate	5.0%	5.0%
Year that the ultimate rate is reached	2016	2014

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

Our international pension benefit plans used a discount rate of 5.9 percent and 5.5 percent as of December 31, 2008 and 2007, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2008 and 2007. The projected benefit obligation for these plans was $34.2 million and $36.1 million at December 31, 2008 and 2007, respectively. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)
Service cost	$12,733	$14,290	$13,901	$813	$934	$1,016
Interest cost	27,067	24,944	22,621	3,235	3,497	3,705
Expected return on plan assets	(30,727)	(30,773)	(27,482)	—	—	—
Amortization of prior service cost (credit)	2,300	2,504	2,809	(2,449)	(1,938)	(1,765)
Amortization of actuarial losses	435	899	3,084	262	474	633
Net curtailment loss (gain)	83	1,202	3,708	(455)	—	(1,052)
Special termination benefits	—	—	549	—	—	—

Net periodic benefit cost	$11,891	$13,066	$19,190	$1,406	$2,967	$2,537

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2008	2007	2006
Discount rate	6.5%	6.0%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.4%	3.3%	3.3%
Health care cost trend rate	8.0%	8.5%	9.0%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Our international pension benefit plans used a discount rate of 5.5 percent, 4.3 percent and 4.3 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2008, 2007 and 2006.

The assumed health care cost trend rates affect the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$147	$(128)
Effect on postretirement benefit obligation	1,414	(1,258)

In 2008, we recognized curtailment expense of $0.1 million for our pension benefits and recognized curtailment income of $0.5 million for our other postretirement benefits related to the closing of our Tarrant, Alabama metal food container manufacturing facility. We recognized curtailment expenses of $1.2 million and $3.7 million in 2007 and 2006, respectively, for our pension benefits and $0.9 million in 2006 for our other postretirement benefits, and incurred additional costs of $0.6 million in 2006 for special termination benefits related to the planned exit of our St. Paul, Minnesota metal food container manufacturing facility. In 2006, we recognized income of $1.9 million for the curtailment of other postretirement benefits in one of our closures manufacturing facilities.

We participate in several multi-employer pension plans, which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2008, 2007 and 2006 were $6.4 million, $6.2 million and $6.1 million, respectively. In conjunction with our approval in 2006 of our plan to exit our Stockton, California metal food container manufacturing facility, we recognized rationalization charges of $3.3 million for the estimated cash payment required to withdraw from one of our multi-employer pension plans.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $7.4 million in 2008, $7.2 million in 2007 and $7.0 million in 2006.

PLAN ASSETS

The weighted-average asset allocation for our pension plans at December 31 was as follows:

	2008	2007
Equity securities	59%	57%
Debt securities	40%	42%
Cash and cash equivalents	1%	1%

	100%	100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. This strategy utilizes indexed U.S.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

equity securities (which constitutes approximately 85 percent of equity securities) with a lesser allocation to indexed international equity securities and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made.

Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2009. However, this is subject to change based on a number of factors, including further governmental interpretations of certain provisions of The Pension Protection Act of 2006. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible. Based on our current funded status, we made voluntary contributions to our pension benefit plans of approximately $23 million in February 2009.

NOTE 12. INCOME TAXES

The components of the provision for income taxes are as follows:

	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$42,988	$66,650	$20,780
State	6,308	10,543	5,437
Foreign	4,029	5,110	2,621

Current income tax provision	53,325	82,303	28,838

Deferred:
Federal	18,662	(10,601)	21,038
State	2,739	(1,677)	1,185
Foreign	(1,804)	397	171

Deferred income tax provision (benefit)	19,597	(11,881)	22,394

	$72,922	$70,422	$51,232

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2008	2007	2006
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$71,592	$67,620	$54,337
State income taxes, net of federal tax benefit	5,674	5,503	6,865
Tax liabilities required (no longer required)	(126)	1,523	(2,874)
Valuation allowance	(218)	1,806	1,894
Manufacturing exemption	(3,335)	(2,952)	(2,604)
Tax credit refunds, net	(3,087)	(1,105)	(5,584)
Foreign earnings taxed at other than 35%	2,181	(2,308)	(1,087)
Other	241	335	285

	$72,922	$70,422	$51,232

Effective tax rate	35.7%	36.5%	33.0%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$77,656	$29,808
Rationalization and other accrued liabilities	18,135	22,114
AMT and other credit carryforwards	7,097	7,103
Net operating loss carryforwards	15,280	14,454
Foreign currency translation	11,248	15,287
Other	10,462	4,873

Total deferred tax assets	139,878	93,639

Deferred tax liabilities:
Property, plant and equipment	(153,953)	(139,365)
Other intangible assets	(11,561)	(9,457)
Other	(6,040)	(8,846)

Total deferred tax liabilities	(171,554)	(157,668)

Valuation allowance	(15,292)	(16,480)

	$(46,968)	$(80,509)

At December 31, 2008, the net deferred tax liability in our Consolidated Balance Sheet was comprised of current deferred tax assets of $5.8 million, long-term deferred tax assets of $9.9 million and long-term deferred tax liabilities of $62.6 million. At December 31, 2007, the net deferred tax liability in our Consolidated Balance Sheet was comprised of current deferred tax assets of $8.2 million, long-term deferred tax assets of $6.4 million and long-term deferred tax liabilities of $95.1 million.

A portion of the White Cap purchase price was allocated to goodwill and other intangible assets, of which only the trade names and intellectual property are tax deductible and will be amortized over 15 years for tax purposes. See Note 2 for further discussion of the White Cap acquisition.

The valuation allowance in 2008 includes deferred tax assets of $3.3 million resulting from federal net operating loss carryforwards, or NOLs. The valuation allowance also includes losses of certain foreign operations of $4.3 million, state and local NOLs and credit carryforwards totaling $4.6 million and foreign tax credit carryforwards totaling $3.1 million.

The valuation allowance for deferred tax assets decreased in 2008 by $1.2 million. This decrease related to expired NOLs of $2.1 million, partially offset by an increase related to federal, state and local and foreign NOLs totaling $0.1 million and an increase related to state and local credits totaling $0.8 million.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $9.4 million that expire in 2023 and which have a full valuation allowance recorded against them.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

At December 31, 2008, we had state tax NOLs of approximately $1.3 million, net of valuation allowances, that are available to offset future taxable income and that expire from 2009 to 2025.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits of $1.8 million, which was accounted for as a reduction to the opening balance of retained earnings at January 1, 2007. The total amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 were $34.7 million and $35.8 million, respectively. Of these amounts, $17.4 million as of December 31, 2008 and $17.2 million as of December 31, 2007, represented liabilities that if recognized would impact the effective tax rate. Subsequent to the adoption of SFAS No. 141(R) on January 1, 2009, all unrecognized tax benefits will impact the effective tax rate, if recognized.

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995) and Indiana (2004). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2002, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, has commenced an examination of Silgan’s income tax return for the periods ended December 31, 2004 and December 31, 2005. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2008 and December 31, 2007, we had $2.5 million and $2.1 million, respectively, accrued for potential interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$35,789	$34,077
(Decrease) increase based upon tax positions of current year	(313)	2,105
Decreases based upon settlements with taxing authorities	—	(241)
Decreases based upon a lapse in the statute of limitations	(824)	(152)

Balance at December 31,	$34,652	$35,789

We had undistributed earnings from foreign subsidiaries of $12.8 million at December 31, 2008. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $4.5 million would be required, excluding the potential use of foreign tax credits in the United States.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 13. STOCK-BASED COMPENSATION

The Silgan Holdings Inc. 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. The Plan replaced our previous stock option plans, and all shares of our common stock reserved for issuance under those plans are no longer available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 1,800,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2008, 760,820 shares were available for issuance under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 recorded in selling, general and administrative expenses was $3.7 million, $3.2 million and $2.3 million, respectively.

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	736,156	$14.46
Exercised	(247,100)	12.04

Options outstanding at December 31, 2008	489,056	15.69	3.2 years	$15,711

Options exercisable at December 31, 2008	481,056	$15.56	3.2 years	$15,516

We did not grant options in 2008, 2007 or 2006. The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $9.5 million, $4.7 million and $8.9 million, respectively.

Our options typically vest in equal annual installments over the applicable service period, and the fair value at the grant date is being amortized ratably over the respective vesting period. As of December 31, 2008, substantially all compensation expense from stock options has been recognized.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2008 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units granted subsequent to 2005 carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2007	310,088	$43.48
Granted	98,162	48.22
Released	(57,077)	36.76

Restricted stock units outstanding at December 31, 2008	351,173	45.81

The weighted average grant date fair value of restricted stock units granted during 2007 and 2006 was $49.74 and $41.37, respectively. The fair value of restricted stock units released during the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $2.4 million and $1.0 million, respectively.

As of December 31, 2008, there was approximately $8.3 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.8 years.

NOTE 14. CAPITAL STOCK AND DIVIDENDS

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

In 2008, 2007 and 2006, we issued 57,077, 48,212 and 26,828 treasury shares, respectively, at an average cost of $13.25 per share for restricted stock units that vested during these years. In 2008, 2007 and 2006, we repurchased 18,237, 13,981, and 5,811 shares of our common stock, respectively, at an average cost of $49.49, $49.84 and $37.31, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of December 31, 2008, 5,262,995 shares of our common stock were held in treasury.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2008, 2007 and 2006 totaled $26.0 million, $24.3 million and $18.0 million, respectively.

In February 2009, our Board of Directors approved an 11.8 percent increase to the quarterly cash dividend and declared a quarterly cash dividend on our common stock of $0.19 per share, payable on March 25, 2009 to holders of record of our common stock on March 11, 2009. The cash payment for this quarterly dividend is expected to be approximately $7.3 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 15. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2008	2007	2006
	(Dollars and shares in thousands)
Net income	$131,627	$122,779	$104,016

Weighted average number of shares used in:
Basic earnings per share	37,889	37,674	37,388
Dilutive common stock equivalents:
Stock options and restricted stock units	397	491	525

Diluted earnings per share	38,286	38,165	37,913

NOTE 16. RELATED PARTY TRANSACTIONS

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $0.6 million, $0.7 million and $1.2 million in 2008, 2007 and 2006, respectively, which was less than 0.1 percent of Landstar System, Inc.’s revenue in each of the corresponding years. Mr. Jeffrey Crowe, a director of Silgan, is the Chairman of the Board of Landstar System, Inc.

NOTE 17. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry and report our results in three business segments: metal food containers, closures and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal food and plastic container businesses operate primarily in North America. Our closures business operates in North and South America, Europe and Asia. There are no inter-segment sales. The accounting policies of the business segments are the same as those described in Note 1.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2008
Net sales	$1,786,310	$682,754	$651,928	$—	$3,120,992
Depreciation and amortization	66,165	30,083	46,033	1,683	143,964
Rationalization charges	3,302	7,925	953	—	12,180
Segment income from operations	162,235	59,817	54,811	(12,154)	264,709

Segment assets	970,676	608,784	526,559	40,120	2,146,139
Capital expenditures	52,011	25,074	45,774	43	122,902

2007
Net sales	$1,680,380	$615,207	$627,409	$—	$2,922,996
Depreciation and amortization	62,953	27,854	45,493	1,683	137,983
Rationalization charges	5,519	—	219	—	5,738
Segment income from operations	151,350	66,184	50,148	(8,478)	259,204

Segment assets	912,366	620,513	543,031	44,194	2,120,104
Capital expenditures	77,582	22,338	55,008	18	154,946

2006
Net sales	$1,624,907	$450,254	$592,358	$—	$2,667,519
Depreciation and amortization	63,532	19,474	42,197	1,007	126,210
Rationalization charges	12,085	—	4,262	—	16,347
Segment income from operations	133,427	49,766	42,498	(11,046)	214,645

Segment assets	884,810	544,959	512,873	41,276	1,983,918
Capital expenditures	65,596	22,325	33,625	126	121,672

Total segment income from operations is reconciled to income before income taxes as follows:

	2008	2007	2006
	(Dollars in thousands)
Total segment income from operations	$264,709	$259,204	$214,645
Interest and other debt expense	60,160	66,003	59,397

Income before income taxes	$204,549	$193,201	$155,248

Total segment assets at December 31 are reconciled to total assets as follows:
	2008	2007
	(Dollars in thousands)
Total segment assets	$2,146,139	$2,120,104
Other assets	17,440	19,909

Total assets	$2,163,579	$2,140,013

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Financial information relating to our operations by geographic area is as follows:

	2008	2007	2006
	(Dollars in thousands)
Net sales:
United States	$2,624,276	$2,483,148	$2,425,158
Foreign:
Europe	322,217	285,638	160,953
Canada	130,955	126,440	80,195
Other	43,544	27,770	1,213

Total net sales from foreign operations	496,716	439,848	242,361

Total net sales	$3,120,992	$2,922,996	$2,667,519

Long-lived assets:
United States	$930,396	$938,725
Foreign:
Europe	202,758	231,063
Canada	57,395	73,514
Other	12,129	7,017

Total long-lived assets at foreign operations	272,282	311,594

Total long-lived assets	$1,202,678	$1,250,319

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 10.7 percent, 11.1 percent and 12.0 percent of our consolidated net sales during 2008, 2007 and 2006, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 9.4 percent, 9.8 percent and 9.8 percent of our consolidated net sales in 2008, 2007 and 2006, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2008 (1)
Net sales	$679,832	$735,283	$964,299	$741,578
Gross profit	90,066	108,027	141,315	98,118
Net income	21,152	33,310	52,807	24,358

Basic net income per share (3)	$0.56	$0.88	$1.39	$0.64
Diluted net income per share (3)	0.55	0.87	1.38	0.64

Dividends per share	$0.17	$0.17	$0.17	$0.17

2007 (2)
Net sales	$650,826	$683,526	$904,837	$683,807
Gross profit	100,067	99,244	130,301	84,048
Net income	28,508	26,745	47,618	19,908

Basic net income per share (3)	$0.76	$0.71	$1.26	$0.53
Diluted net income per share (3)	0.75	0.70	1.25	0.52

Dividends per share	$0.16	$0.16	$0.16	$0.16

(1)	The first, second, third and fourth quarters of 2008 include rationalization charges of $4.7 million, $2.7 million, $2.5 million and $2.3 million, respectively.
(2)	The first, second, third and fourth quarters of 2007 include rationalization charges of $1.1 million, $2.3 million, $0.7 million and $1.6 million, respectively.
(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

				Other Changes
		Additions		Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period
For the year ended December 31, 2008:
Allowance for doubtful accounts receivable	$4,877	$2,057	$—	$(585)	$(648	) (1)	$5,701

For the year ended December 31, 2007:
Allowance for doubtful accounts receivable	$3,042	$1,611	$—	$345	$(121	) (1)	$4,877

For the year ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,463	$1,128	$—	$—	$(549	) (1)	$3,042

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.