Form 10-Q
period 2009-03-31
SILGAN HOLDINGS INC
filed 2009-05-04
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2009

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer[X]                        Accelerated filer[ ]

  Non-accelerated filer[ ]                          Smaller reporting company[ ]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2009, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 38,131,697.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.  Financial Information                                              3

     Item 1.    Financial Statements                                        3

                Condensed Consolidated Balance Sheets at                    3
                March 31, 2009 and 2008 and December 31, 2008

                Condensed Consolidated Statements of Income for the         4
                three months ended March 31, 2009 and 2008

                Condensed Consolidated Statements of Cash Flows for         5
                the three months ended March 31, 2009 and 2008

                Condensed Consolidated Statements of Stockholders'          6
                Equity for the three months ended March 31, 2009 and 2008

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.    Management's Discussion and Analysis of Financial          18
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market      24
                Risk

     Item 4.    Controls and Procedures                                    24

Part II.  Other Information                                                25

     Item 1.    Legal Proceedings                                          25

     Item 6.    Exhibits                                                   25

Signatures                                                                 27

Exhibit Index                                                              28

Part I. Financial Information
Item 1. Financial Statements

                                       SILGAN HOLDINGS INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in thousands)



                                                         March 31,       March 31,       Dec. 31,
                                                           2009            2008            2008
                                                           ----            ----            ----
                                                        (unaudited)     (unaudited)
Assets

Current assets
   Cash and cash equivalents                            $  201,010      $  169,144      $  163,006
   Trade accounts receivable, net                          256,438         282,126         266,880
   Inventories                                             469,193         517,683         392,335
   Prepaid expenses and other current assets                29,051          29,525          31,093
                                                        ----------      ----------      ----------
      Total current assets                                 955,692         998,478         853,314

Property, plant and equipment, net                         879,456         937,293         902,230
Goodwill                                                   294,459         316,363         300,448
Other intangible assets, net                                55,702          62,650          57,112
Other assets, net                                           50,343          60,273          50,475
                                                        ----------      ----------      ----------
                                                        $2,235,652      $2,375,057      $2,163,579
                                                        ==========      ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
   Revolving loans and current
    portion of long-term debt                           $  309,428      $  330,438      $  158,877
   Trade accounts payable                                  217,244         234,439         298,611
   Accrued payroll and related costs                        70,669          80,618          72,337
   Accrued liabilities                                      56,784          51,050          41,046
                                                        ----------      ----------      ----------
      Total current liabilities                            654,125         696,545         570,871

Long-term debt                                             710,170         895,324         726,036
Other liabilities                                          333,980         266,386         342,094


Stockholders' equity
   Common stock                                                434             431             433
   Paid-in capital                                         165,431         154,231         162,568
   Retained earnings                                       518,090         406,778         497,732
   Accumulated other comprehensive (loss) income           (86,201)         15,536         (75,861)
   Treasury stock                                          (60,377)        (60,174)        (60,294)
                                                        ----------      ----------      ----------
      Total stockholders' equity                           537,377         516,802         524,578
                                                        ----------      ----------      ----------
                                                        $2,235,652      $2,375,057      $2,163,579
                                                        ==========      ==========      ==========


                                    See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2009 and 2008
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                         2009                2008
                                                         ----                ----
Net sales                                              $655,396            $679,832
Cost of goods sold                                      559,083             589,766
                                                       --------            --------
   Gross profit                                          96,313              90,066

Selling, general and administrative expenses             41,251              35,554
Rationalization charges                                   1,455               4,677
                                                       --------            --------
   Income from operations                                53,607              49,835

Interest and other debt expense                          10,456              16,313
                                                       --------            --------
   Income before income taxes                            43,151              33,522

Provision for income taxes                               15,475              12,370
                                                       --------            --------
   Net income                                          $ 27,676            $ 21,152
                                                       ========            ========


Earnings per share:
   Basic net income per share                             $0.73               $0.56
                                                          =====               =====
   Diluted net income per share                           $0.72               $0.55
                                                          =====               =====

Dividends per share                                       $0.19               $0.17
                                                          =====               =====

Weighted average number of shares:
   Basic                                                 38,087              37,754
   Effect of dilutive securities                            331                 435
                                                         ------              ------
   Diluted                                               38,418              38,189
                                                         ======              ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2009 and 2008
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   2009                2008
                                                                   ----                ----

Cash flows provided by (used in) operating activities
   Net income                                                    $ 27,676            $ 21,152
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                36,828              35,959
      Rationalization charges                                       1,455               4,677
      Excess tax benefit from stock-based compensation             (1,094)               (568)
      Other changes that provided (used) cash,
       net of effects from acquisitions:
         Trade accounts receivable, net                             4,972             (52,695)
         Inventories                                              (81,882)            (73,334)
         Trade accounts payable                                   (25,789)             41,597
         Accrued liabilities                                       15,257              21,864
         Other, net                                               (13,752)            (13,292)
                                                                 --------            --------
      Net cash used in operating activities                       (36,329)            (14,640)
                                                                 --------            --------

Cash flows provided by (used in) investing activities
   Purchase of businesses, net of cash acquired                      --               (10,525)
   Capital expenditures                                           (23,916)            (23,833)
   Proceeds from asset sales                                          121                 250
                                                                 --------            --------
      Net cash used in investing activities                       (23,795)            (34,108)
                                                                 --------            --------

Cash flows provided by (used in) financing activities
   Borrowings under revolving loans                               183,654             259,338
   Repayments under revolving loans                               (28,318)            (53,700)
   Proceeds from issuance of debt                                    --                 7,984
   Changes in outstanding checks - principally vendors            (51,270)            (85,789)
   Dividends paid on common stock                                  (7,318)             (6,482)
   Proceeds from stock option exercises                               940                 429
   Excess tax benefit from stock-based compensation                 1,094                 568
   Repurchase of treasury shares                                     (654)               (397)
                                                                 --------            --------
      Net cash provided by financing activities                    98,128             121,951
                                                                 --------            --------

Cash and cash equivalents
   Net increase                                                    38,004              73,203
   Balance at beginning of year                                   163,006              95,941
                                                                 --------            --------
   Balance at end of period                                      $201,010            $169,144
                                                                 ========            ========


Interest paid, net                                               $  7,044            $ 12,858
Income taxes paid, net                                              4,311               3,757

                             See accompanying notes.



                                                     SILGAN HOLDINGS INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF
                                                     STOCKHOLDERS' EQUITY
                                      For the three months ended March 31, 2009 and 2008
                                               (Dollars and shares in thousands)
                                                          (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other                    Total
                                            Shares    Par    Paid-in  Retained  Comprehensive  Treasury   Stockholders'
                                         Outstanding Value   Capital  Earnings  (Loss)Income    Stock        Equity
                                         ----------- -----  -------- ---------  -------------  --------   -------------
Balance at December 31, 2007                37,740    $430  $152,629  $392,108    $ 15,064     $(60,148)    $500,083

Comprehensive income:

   Net income                                 --       --       --      21,152        --           --         21,152

   Changes in net prior service
    credit and actuarial losses,
    net of tax provision of $67               --       --       --        --            94         --             94

   Change in fair value of derivatives,
    net of tax benefit of $2,945              --       --       --        --        (4,159)        --         (4,159)

   Foreign currency translation,
    net of tax benefit of $8,746              --       --       --        --         4,537         --          4,537
                                                                                                            --------
Comprehensive income                                                                                          21,624
                                                                                                            --------

Dividends declared on common stock            --       --       --      (6,482)       --           --         (6,482)

Stock compensation expense                    --       --        862      --          --           --            862

Stock option exercises, including
 tax benefit of $609                            40       1     1,037      --          --           --          1,038

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $74                   20     --       (297)     --          --            (26)        (323)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at March 31, 2008                   37,800    $431  $154,231  $406,778    $ 15,536     $(60,174)    $516,802
                                            ======    ====  ========  ========    ========     ========     ========

Balance at December 31, 2008                38,026    $433  $162,568  $497,732    $(75,861)    $(60,294)    $524,578

Comprehensive income:

   Net income                                 --       --       --      27,676        --           --         27,676

   Changes in net prior service credit
    and actuarial losses, net of
    tax provision of $947                     --       --       --        --         1,437         --          1,437

   Change in fair value of derivatives,
    net of tax benefit of $2,232              --       --       --        --        (3,008)        --         (3,008)

   Foreign currency translation,
    net of tax provision of $7,371            --       --       --        --        (8,769)        --         (8,769)
                                                                                                            --------
Comprehensive income                                                                                          17,336
                                                                                                            --------

Dividends declared on common stock            --       --       --      (7,318)       --           --         (7,318)

Stock compensation expense                    --       --      1,152      --          --           --          1,152

Stock option exercises, including
 tax benefit of $1,264                          76       1     2,203      --          --           --          2,204

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $79                   30     --       (492)     --          --            (83)        (575)
                                            ------    ----  --------  --------    --------     --------     --------
Balance at March 31, 2009                   38,132    $434  $165,431  $518,090    $(86,201)    $(60,377)    $537,377
                                            ======    ====  ========  ========    ========     ========     ========

                                                   See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 1.           Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc., or Silgan, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. As of January 1, 2009, we completed the adoption of SFAS No. 157. The adoption of SFAS No. 157 did not have a significant effect on our financial position, results of operations or cash flows. See Note 6 for further information.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after January 1, 2009 will be recognized as adjustments to income tax expense. The initial adoption of SFAS No. 141(R) did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements. (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 was effective for us on January 1, 2009. The adoption of SFAS No. 161 did not have an effect on our financial position, results of operations or cash flows. See Note 7 for additional disclosures required under SFAS No. 161.

Recently Issued Accounting Pronouncements. In December 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which requires enhanced disclosures about plan assets in an employer's defined benefit pension or other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009. We are currently evaluating the disclosure implications of this pronouncement, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

In April  2009,  the FASB  issued  FSP No.  FAS  107-1  and APB  28-1,  "Interim
Disclosures about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments for interim reporting periods. This requirement is effective beginning with our quarter ending June 30, 2009. We are currently evaluating the disclosure implications of this pronouncement, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 2.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2008 is summarized as follows:

                                                            Employee        Plant         Non-Cash
                                                            Severance        Exit          Asset
                                                          and Benefits      Costs        Write-Down       Total
                                                          ------------      -----        ----------       -----
                                                                            (Dollars in thousands)
Balance at December 31, 2008
----------------------------
2001 Fairfield Rationalization Plan                          $  --         $  168          $ --          $  168
2006 Rationalization Plans                                    3,661           --             --           3,661
2008 Rationalization Plans                                      949           875            --           1,824
                                                             ------        ------          -----         ------
Balance at December 31, 2008                                  4,610        $1,043            --           5,653

Activity for the Three Months Ended March 31, 2009
--------------------------------------------------
2001 Fairfield Rationalization Plan Reserves Utilized           --            (31)           --             (31)
2006 Rationalization Plan Reserves Utilized                     (34)          --             --             (34)
2008 Rationalization Plan Reserves Established                  --             68              2             70
2008 Rationalization Plan Reserves Utilized                    (587)         (321)            (2)          (910)
2009 Rationalization Plan Reserves Established                1,385           --             --           1,385
                                                             ------        ------          -----         ------
Total Activity                                                  764          (284)           --             480

Balance at March 31, 2009
-------------------------
2001 Fairfield Rationalization Plan                             --            137            --             137
2006 Rationalization Plans                                    3,627           --             --           3,627
2008 Rationalization Plans                                      362           622            --             984
2009 Rationalization Plan                                     1,385           --             --           1,385
                                                             ------        ------          -----         ------
Balance at March 31, 2009                                    $5,374        $  759          $ --          $6,133
                                                             ======        ======          =====         ======

2009 Rationalization Plan
-------------------------

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.4 million for employee severance and benefit costs were recognized in March 2009. These costs are expected to be paid during the remainder of 2009.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 2.           Rationalization Charges (continued)

2008 Rationalization Plans
--------------------------

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the three months ended March 31, 2009, we recognized $0.1 million of rationalization costs and made cash payments of $0.9 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values. We expect to recognize additional charges under these plans of $0.3 million during 2009. Remaining aggregate cash payments of $1.3 million are expected during the remainder of 2009.

2006 Rationalization Plans
--------------------------

In 2006, we announced plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. These plans have been fully implemented and substantially all costs have been recognized. We have ceased operations at these facilities. We expect to sell both buildings for estimated proceeds at or in excess of their net book value. Remaining cash payments of $3.6 million are expected in 2009 and thereafter.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                           March 31,      March 31,    Dec. 31,
                             2009           2008         2008
                             ----           ----         ----
                                  (Dollars in thousands)

Accrued liabilities         $3,151         $3,683       $2,671
Other liabilities            2,982          3,344        2,982
                            ------         ------       ------
                            $6,133         $7,027       $5,653
                            ======         ======       ======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 3.           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) income consisted of the following:

                                                      March 31,     March 31,      Dec. 31,
                                                        2009          2008           2008
                                                        ----          ----           ----
                                                             (Dollars in thousands)
Foreign currency translation                          $  3,427      $ 37,153       $ 12,196
Change in fair value of derivatives                    (10,168)       (2,320)        (7,160)
Unrecognized net periodic pension and
 other postretirement benefit costs:
   Net prior service credit                              6,793         4,470          6,845
   Net actuarial loss                                  (86,253)      (23,767)       (87,742)
                                                      --------      --------       --------
Accumulated other comprehensive
 (loss) income                                        $(86,201)     $ 15,536       $(75,861)
                                                      ========      ========       ========



Note 4.           Inventories

Inventories consisted of the following:

                                                      March 31,     March 31,      Dec. 31,
                                                        2009          2008           2008
                                                        ----          ----           ----
                                                             (Dollars in thousands)
Raw materials                                         $ 91,188      $ 86,079       $110,480
Work-in-process                                         76,196        88,111         72,078
Finished goods                                         328,808       362,229        237,080
Spare parts and other                                   29,936        31,823         30,841
                                                      --------      --------       --------
                                                       526,128       568,242        450,479
Adjustment to value domestic inventory
 at cost on the LIFO method                            (56,935)      (50,559)       (58,144)
                                                      --------      --------       --------
                                                      $469,193      $517,683       $392,335
                                                      ========      ========       ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 5.           Long-Term Debt

Long-term debt consisted of the following:

                                                       March 31,       March 31,      Dec. 31,
                                                         2009            2008           2008
                                                         ----            ----           ----
                                                                (Dollars in thousands)
Bank debt
   Bank revolving loans                               $  156,000      $  204,717      $   --
   Bank A term loans                                     284,118         345,000       284,118
   Bank B term loans                                      41,049          41,477        41,049
   Canadian term loans                                    70,814          88,344        72,122
   Euro term loans                                       239,310         315,580       256,860
   Other foreign bank revolving and term loans            28,307          27,644        30,764
                                                      ----------      ----------      --------
    Total bank debt                                      819,598       1,022,762       684,913
                                                      ----------      ----------      --------

Subordinated debt
   6 3/4% Senior Subordinated Notes                      200,000         200,000       200,000
   Other                                                    --             3,000          --
                                                      ----------      ----------      --------
    Total subordinated debt                              200,000         203,000       200,000
                                                      ----------      ----------      --------

Total debt                                             1,019,598       1,225,762       884,913
   Less current portion                                  309,428         330,438       158,877
                                                      ----------      ----------      --------
                                                      $  710,170      $  895,324      $726,036
                                                      ==========      ==========      ========


At March 31, 2009, amounts expected to be repaid within one year consisted of $156.0 million of bank revolving loans related primarily to seasonal working capital needs and $125.1 million of bank term loans under our senior secured credit facility, or the Credit Agreement, and $28.3 million of foreign bank revolving and term loans.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 6.           Fair Value Measurements

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

The financial assets and liabilities that are measured on a recurring basis at March 31, 2009 consist of our interest rate and natural gas swap agreements. We measured the fair value of these swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay (receive) based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments are classified within Level 2.

The fair values of our outstanding swap agreements in effect at March 31, 2009 and 2008 and December 31, 2008 were a liability of $17.5 million, $4.0 million and $12.3 million, respectively.


Note 7.           Derivative Instruments and Hedging Activities

Effective January 1, 2009, we adopted SFAS No. 161 which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities. We account for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires all derivatives to be recorded in the Condensed
Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 7.           Derivative Instruments and Hedging Activities (continued)

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. During the quarter ended March 31, 2009, our hedges were fully effective. The fair value of the outstanding swap agreements in effect at March 31, 2009 was recorded in our Condensed Consolidated Balance Sheet as a liability of $17.5 million.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the three months ended March 31, 2009 was a loss of $0.9 million, net of income taxes. We estimate that we will reclassify losses of $5.7 million, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements
-----------------------------

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At March 31, 2009, the aggregate notional principal amount of outstanding interest rate swap agreements was $275 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2009, net payments under these interest rate swap agreements were $1.1 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. At March 31, 2009, the aggregate notional principal amount of our natural gas swap agreements was 813,000 MMBtu of natural gas with fixed prices ranging from $5.880 to $8.115 per MMBtu, which hedges approximately 31 percent of our estimated twelve month exposure to fluctuations in natural gas prices. For the three months ended March 31, 2009, net payments under our natural gas swap agreements were $0.5 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk
-----------------------------------

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of the White Cap closures operations and Cousins-Currie Limited with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. Foreign currency gains recognized as net investment hedges included in accumulated other comprehensive (loss) income for the three months ended March 31, 2009 were $17.6 million, net of a deferred tax provision of $7.4 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 8.           Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:


                                                                                            Other
                                                                                            -----
                                                           Pension Benefits        Postretirement Benefits
                                                           ----------------        -----------------------
                                                           2009        2008            2009         2008
                                                           ----        ----            ----         ----
                                                                     (Dollars in thousands)
   Service cost                                          $ 3,410     $ 3,413          $ 208        $ 225
   Interest cost                                           6,980       6,756            766          845
   Expected return on plan assets                         (6,334)     (7,603)           --           --
   Amortization of prior service cost (credit)               556         560           (638)        (549)
   Amortization of actuarial losses                        2,383          80             83           70
                                                         -------     -------          -----        -----
   Net periodic benefit cost                             $ 6,995     $ 3,206          $ 419        $ 591
                                                         =======     =======          =====        =====

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, there are no material minimum required contributions to our pension plans in 2009. However, this is subject to change based on a number of factors, including further governmental interpretations of certain provisions of The Pension Protection Act of 2006. Based on our current funded status, in February 2009 we made voluntary contributions of $23.1 million to our pension benefit plans. To the extent they are tax deductible, we may make additional voluntary contributions to our pension benefit plans during the remainder of 2009.


Note 9.           Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has commenced an examination of Silgan's income tax return for the periods ended December 31, 2004 and December 31, 2005. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.


Note 10.          Dividends

On March 25, 2009, we paid a quarterly cash dividend on our common stock of $0.19 per share, as approved by our Board of Directors. The cash payment related to this dividend totaled $7.3 million.

On April 24, 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.19 per share, payable on June 15, 2009 to holders of record of our common stock on June 1, 2009. The cash payment related to this dividend is expected to be approximately $7.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 11.          Treasury Stock

In the first quarter of 2009, we issued 43,100 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 13,476 shares of our common stock at an average cost of $48.49 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2009, 5,233,371 shares were held in treasury.


Note 12.          Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first three months of 2009, we granted 121,700 restricted stock units to certain of our officers and key employees. The fair value of these restricted stock units at the date of grant was $5.9 million, which is being amortized ratably over the five-year vesting period from the date of grant.


Note 13.          Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

                                       Metal Food                   Plastic
                                       Containers     Closures     Containers    Corporate      Total
                                       ----------     --------     ----------    ---------      -----
                                                             (Dollars in thousands)
2009
----
Net sales                               $371,616      $142,335      $141,445      $  --       $655,396
Depreciation and amortization (1)         17,868         6,904        11,301          421       36,494
Rationalization charges                     --           1,425            30         --          1,455
Segment income from operations            26,610        14,339        16,103       (3,445)      53,607

2008
----
Net sales                               $351,231      $156,444      $172,157      $  --       $679,832
Depreciation and amortization (1)         16,161         7,630        11,406          421       35,618
Rationalization charges                    1,267         2,649           761         --          4,677
Segment income from operations            25,086        14,523        12,580       (2,354)      49,835

_____________

     (1) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million for each of the three months ended March 31, 2009 and 2008.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at March 31, 2009 and 2008 and for the
                      three months then ended is unaudited)


Note 13.          Business Segment Information  (continued)

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

                                                      2009            2008
                                                      ----            ----
                                                     (Dollars in thousands)

     Total segment income from operations           $53,607         $49,835
     Interest and other debt expense                 10,456          16,313
                                                    -------         -------
       Income before income taxes                   $43,151         $33,522
                                                    =======         =======


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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934. Such forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other filings with the Securities and Exchange Commission. As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.


General

We are a leading manufacturer of metal and plastic consumer goods packaging products. We produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

                                                       2009           2008
                                                       ----           ----
Net sales
 Metal food containers                                 56.7%          51.7%
 Closures                                              21.7           23.0
 Plastic containers                                    21.6           25.3
                                                      -----          -----
   Consolidated                                       100.0          100.0
Cost of goods sold                                     85.3           86.8
                                                      -----          -----
Gross profit                                           14.7           13.2
Selling, general and administrative expenses            6.3            5.2
Rationalization charges                                 0.2            0.7
                                                      -----          -----
Income from operations                                  8.2            7.3
Interest and other debt expense                         1.6            2.4
                                                      -----          -----
Income before income taxes                              6.6            4.9
Provision for income taxes                              2.4            1.8
                                                      -----          -----
Net income                                              4.2%           3.1%
                                                      =====          =====


Summary unaudited results of operations for the three months ended March 31 are provided below.

                                                       2009           2008
                                                       ----           ----
                                                      (Dollars in millions)

Net sales
 Metal food containers                                $371.6         $351.2
 Closures                                              142.3          156.4
 Plastic containers                                    141.5          172.2
                                                      ------         ------
   Consolidated                                       $655.4         $679.8
                                                      ======         ======

Income from operations
 Metal food containers (1)                            $ 26.6         $ 25.1
 Closures (2)                                           14.3           14.5
 Plastic containers (3)                                 16.1           12.6
 Corporate                                              (3.4)          (2.4)
                                                      ------         ------
   Consolidated                                       $ 53.6         $ 49.8
                                                      ======         ======


_____________

     (1)  Includes rationalization charges of $1.3 million recorded in 2008.
     (2) Includes rationalization charges of $1.4 million and $2.6 million recorded in 2009 and 2008, respectively.
     (3)  Includes rationalization charges of $0.8 million recorded in 2008.

Three  Months  Ended March 31, 2009  Compared  with Three Months Ended March 31,
2008

Overview. Consolidated net sales were $655.4 million in the first quarter of 2009, representing a 3.6 percent decrease as compared to the first quarter of 2008 primarily as a result of lower average selling prices in the plastic container business largely attributable to the pass through of resin price declines, the impact of unfavorable foreign currency translation and lower volumes across all of our businesses, partially offset by higher average selling prices in the metal food container and closure businesses due to the pass through of higher raw material and other manufacturing costs. Income from operations for the first quarter of 2009 of $53.6 million increased by $3.8 million, or 7.6 percent, as compared to the same period in 2008 due to lower rationalization charges, benefits from the lagged pass through of declines in resin costs in the plastic container business, effective cost control and manufacturing efficiencies, partially offset by the impact from lower unit volumes across all businesses, increased pension expense and higher depreciation expense. Results for 2009 included rationalization charges of $1.4 million. Results for 2008 included rationalization charges of $4.7 million. Net income for the first quarter of 2009 was $27.7 million, or $0.72 per diluted share, as compared to $21.2 million, or $0.55 per diluted share, for the same period in 2008.

Net Sales. The $24.4 million decrease in consolidated net sales in the first quarter of 2009 as compared to the first quarter of 2008 was the result of lower net sales in the closures and plastic container businesses, partially offset by higher net sales in the metal food container business.

Net sales for the metal food container business increased $20.4 million, or 5.8 percent, in the first quarter of 2009 as compared to the same period in 2008. This increase was primarily attributable to higher average selling prices as a result of the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes principally due to an apparent customer buy ahead in the fourth quarter of 2008.

Net sales for the closures business decreased $14.1 million, or 9.0 percent, in the first quarter of 2009 as compared to the same period in 2008. This decrease was primarily the result of unfavorable foreign currency translation of approximately $8.9 million and moderately lower unit volumes largely attributable to the decline in the single-serve beverage markets and the customer buy ahead of metal closures in the fourth quarter of 2008. This decrease was partially offset by slightly higher average selling prices as the pass through of higher steel costs exceeded the pass through of lower resin costs.

Net sales for the plastic container business in the first quarter of 2009 decreased $30.7 million, or 17.8 percent, as compared to the same period in 2008. This decrease was primarily due to a moderate decline in unit volumes attributable to the ongoing overall demand weakness, lower average selling prices as a result of the pass through of lower raw material costs and the impact  of  unfavorable  foreign  currency  translation  of  approximately  $6.8 million.

Gross Profit. Gross profit margin increased 1.5 percentage points to 14.7 percent in the first quarter of 2009 as compared to the same period in 2008 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.1 percentage points to 6.3 percent for the first quarter of 2009 as compared to
5.2 percent for the same period in 2008, due primarily to the recognition in 2008 of management fee income of $2.2 million from the management of the Brazilian White Cap closures operation until it was acquired in April 2008 and higher pension expense in 2009.

Income from Operations. Income from operations for the first quarter of 2009 increased by $3.8 million as compared to the first quarter of 2008, and operating margin increased to 8.2 percent from 7.3 percent over the same periods.

Income from operations of the metal food container business for the first quarter of 2009 increased $1.5 million, or 6.0 percent, as compared to the same period in 2008, and operating margin increased slightly to 7.2 percent from 7.1 percent over the same periods. These increases were primarily the result of improved manufacturing efficiencies including benefits from the replenishment of inventory which was reduced late in the fourth quarter of 2008 and lower rationalization charges, partially offset by the impact of lower unit volumes, higher pension expense and increased depreciation expense. The first quarter of 2008 included total rationalization charges of $1.3 million related to ongoing costs to exit the St. Paul, Minnesota manufacturing facility as well as initial costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility.

Income from operations of the closures business for the first quarter of 2009 decreased $0.2 million, or 1.4 percent, as compared to the same period in 2008, while operating margin increased to 10.0 percent from 9.3 percent over the same periods. The decrease in income from operations was primarily attributable to lower unit volumes and the year-over-year impact of the management fee income from the Brazilian White Cap closures operation of $2.2 million recognized in the first quarter of 2008, mostly offset by the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges. Rationalization charges of $1.4 million were recognized in the first quarter of 2009 for a reduction in workforce at the operating facility in Germany. The first quarter of 2008 included rationalization charges of $2.6 million related to the streamlining of certain operations and consolidation of various administrative positions in Europe.

Income from operations of the plastic container business for the first quarter of 2009 increased $3.5 million, or 27.8 percent, as compared to the same period in 2008, and operating margin increased to 11.4 percent from 7.3 percent over the same periods. These increases were attributable to the positive effects from the lagged pass through of declining resin costs, ongoing focus on cost reductions, improved manufacturing efficiencies and lower rationalization charges, slightly offset by the impact from lower unit volumes and higher pension expense. The first quarter of 2008 included rationalization charges of $0.8 million related to the shutdown of the Richmond, Virginia manufacturing facility.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2009 decreased $5.9 million to $10.4 million as compared to the same period in 2008. This decrease was primarily due to lower market interest rates and lower average debt balances outstanding in the first quarter of 2009 as compared to the same period in 2008.


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

For the three months ended March 31, 2009, we used net borrowings of revolving loans of $155.3 million and net proceeds from stock-based compensation issuances of $1.4 million to fund cash used in operations of $36.3 million primarily for our seasonal working capital needs, net capital expenditures of $23.8 million, decreases in outstanding checks of $51.3 million and dividends paid on our common stock of $7.3 million and to increase cash and cash equivalents by $38.0 million.

For the three months ended March 31, 2008, we used net borrowings of revolving loans of $205.6 million, debt borrowings of $8.0 million and net proceeds from stock-based compensation issuances of $0.6 million to fund cash used in operations of $14.6 million primarily for our seasonal working capital needs, net capital expenditures of $23.6 million, our acquisition of the metal vacuum closure assets of $10.5 million, decreases in outstanding checks of $85.8 million and dividends paid on our common stock of $6.5 million and to increase cash and cash equivalents by $73.2 million.

At the end of 2007 and through the first quarter of 2009, in light of the ongoing general credit crisis, we maintained a significant amount of cash and cash equivalents. Our cash and cash equivalents balance at March 31, 2009 was $201.0 million. We will continue to evaluate our level of cash and cash equivalents based on our assessment of the condition of the credit markets.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

At March 31, 2009, we had $156.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of our revolving loan facility under the Credit Agreement at March 31, 2009 was $264.2 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. We may also borrow revolving loans to increase our cash and cash equivalents to ensure access to liquidity. During 2009, we estimate that we will utilize approximately $275 - $325 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements, which amount could be lower to the extent we utilize cash and cash equivalents on hand.

On April 24, 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.19 per share, payable on June 15, 2009 to holders of record of our common stock on June 1, 2009. The cash payment related to this dividend is expected to be approximately $7.3 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. With cash and cash equivalents on hand and cash generated from operations, we believe that we will be able to repay all outstanding term loans under the Credit Agreement as they become due and payable. However, there can be no assurance that we will be able to generate enough cash from operations to repay all such outstanding term loans, in which case we will need to refinance any remaining outstanding term loans. Additionally, we also believe that we will be able to replace our revolving loan facilities under the Credit Agreement before they expire with other loan facilities for our seasonal working capital needs. There can be no assurance that we will be able to effect any such refinancing, and, if we are able to, we may not be able to do so on the same terms (including interest rates) as under the Credit Agreement. Our ability to effect any such transactions and the terms thereof (including interest rates) will depend on a variety of factors, including the condition of the credit markets, which have experienced substantial disruptions to liquidity and credit availability in recent months; our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and other factors beyond our control) affecting our business and operations; the timing of such transactions; and the amount of debt to be refinanced.

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

Rationalization Charges

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.4 million for employee severance and benefit costs were recognized in March 2009.

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate of $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the three months ended March 31, 2009, we recognized $0.1 million of rationalization costs and made cash payments of $0.9 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values. We expect to recognize additional charges under these plans of $0.3 million during 2009.

Under our rationalization plans, we made cash payments of $1.0 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Total future cash spending of $6.4 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2009 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.


RECENT ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) requires that any changes in an acquired deferred tax account or related valuation allowance that occur after January 1, 2009 will be recognized as adjustments to income tax expense. The initial adoption of SFAS No. 141(R) did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Since such filing there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Note 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2009 included elsewhere in this Quarterly Report.


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

Part II. Other Information
Item 1.  Legal Proceedings

On or about February 27, 2009, Stanislaus Food Products Company, or Stanislaus, filed a complaint against USS-Posco Industries, or UPI, in the Superior Court of the State of California in and for the County of Stanislaus, seeking damages allegedly arising from, among other things, UPI's purported price fixing of tin plate at supra-competitive levels and alleged attempt to monopolize the Northern California market for tin plate in violation of California statutes and common law. Remedies sought in such complaint include treble damages, punitive damages, attorney's fees and other equitable relief. The complaint, filed under seal, was removed by UPI to the United States District Court for the Eastern District of California (Fresno) on or about March 27, 2009 (Case No. 1:09-CV-00560-LJO-SMS). Neither Silgan nor any of our subsidiaries has been served with a summons or a copy of the complaint to date, and we just recently learned of this complaint. The complaint refers to Silgan Containers Corporation, and its successor-in-interest Silgan Containers LLC, a subsidiary of ours, as purported participants in an alleged conspiracy to unlawfully fix the prices of tin steel sold by UPI to us and then used by us to make cans that are sold to Stanislaus. We cannot be certain at this point whether or when we will be served in connection with this complaint. However, we believe any alleged claims against us are completely without merit, and, if we are served, we plan to vigorously defend this action. Since the above action is in its early stages and given the inherent uncertainties involved in litigation, we are unable at this time to predict the likely final outcome of the litigation or the amount of loss, if any, we could incur if we are served and if the outcome should be unfavorable.


Item 6.  Exhibits

Exhibit Number                        Description
--------------                        -----------

     10.1 Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee.

     10.2 Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee.

     10.3 Fourth Amendment to Credit Agreement, dated as of April 30, 2009, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan White Cap LLC, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent.

     10.4           Silgan   Containers   Corporation   Supplemental   Executive
                    Retirement Plan, as amended.

     10.5 Silgan Plastics Corporation Supplemental Savings and Pension Plan - Supplemental Pension Plan, as restated and subsequently amended, and Contributory Retirement Plan, as restated.

     12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2009 and 2008.

     31.1           Certification  by the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

Exhibit Number                        Description
--------------                        -----------

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




                                                    SILGAN HOLDINGS INC.



Dated:  May 4, 2009                                 /s/ Robert B. Lewis
                                                    ----------------------------
                                                    Robert B. Lewis
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                          EXHIBIT
-----------                          -------
   10.1 Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee.

   10.2 Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee.

   10.3 Fourth Amendment to Credit Agreement, dated as of April 30, 2009, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan White Cap LLC, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent.

   10.4             Silgan   Containers   Corporation   Supplemental   Executive
                    Retirement Plan, as amended.

   10.5 Silgan Plastics Corporation Supplemental Savings and Pension Plan - Supplemental Pension Plan, as restated and subsequently amended, and Contributory Retirement Plan, as restated.

   12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 2009 and 2008.

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