Form 10-Q
period 2009-06-30
SILGAN HOLDINGS INC
filed 2009-08-10
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2009

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

  Large accelerated filer[X]                        Accelerated filer[ ]

  Non-accelerated filer[ ]                          Smaller reporting company[ ]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 31, 2009, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 38,191,697.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.  Financial Information                                                3

         Item 1.    Financial Statements                                      3

                    Condensed Consolidated Balance Sheets at                  3
                    June 30, 2009 and 2008 and December 31, 2008

                    Condensed Consolidated Statements of Income for the       4
                    three months ended June 30, 2009 and 2008

                    Condensed Consolidated Statements of Income for the       5
                    six months ended June 30, 2009 and 2008

                    Condensed Consolidated Statements of Cash Flows for       6
                    the six months ended June 30, 2009 and 2008

                    Condensed Consolidated Statements of Stockholders'        7
                    Equity for the six months ended June 30, 2009 and 2008

                    Notes to Condensed Consolidated Financial Statements      8

         Item 2.    Management's Discussion and Analysis of Financial        22
                    Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market    31
                    Risk

         Item 4.    Controls and Procedures                                  31

Part II. Other Information                                                   31

         Item 1.    Legal Proceedings                                        31

         Item 4.    Submission of Matters to a Vote of Security Holders      32

         Item 6.    Exhibits                                                 33

Signatures                                                                   34

Exhibit Index                                                                35

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                 June 30,        June 30,       Dec. 31,
                                                   2009            2008           2008
                                                   ----            ----           ----
                                                (unaudited)     (unaudited)
Assets

Current assets
   Cash and cash equivalents                    $   79,638      $   86,079     $  163,006
   Trade accounts receivable, net                  289,309         346,156        266,880
   Inventories                                     555,704         576,129        392,335
   Prepaid expenses and other current assets        28,531          30,233         31,093
                                                ----------      ----------     ----------
      Total current assets                         953,182       1,038,597        853,314

Property, plant and equipment, net                 877,004         940,280        902,230
Goodwill                                           300,315         311,172        300,448
Other intangible assets, net                        56,242          61,972         57,112
Other assets, net                                   52,400          76,212         50,475
                                                ----------      ----------     ----------
                                                $2,239,143      $2,428,233     $2,163,579
                                                ==========      ==========     ==========


Liabilities and Stockholders' Equity

Current liabilities
   Revolving loans and current
    portion of long-term debt                   $  127,938      $  318,765     $  158,877
   Trade accounts payable                          218,626         258,907        298,611
   Accrued payroll and related costs                72,157          82,483         72,337
   Accrued liabilities                              60,353          43,962         41,046
                                                ----------      ----------     ----------
      Total current liabilities                    479,074         704,117        570,871

Long-term debt                                     856,669         895,849        726,036
Other liabilities                                  326,754         271,259        342,094


Stockholders' equity
   Common stock                                        434             432            433
   Paid-in capital                                 166,878         157,417        162,568
   Retained earnings                               544,451         433,597        497,732
   Accumulated other comprehensive (loss) income   (74,740)         25,725        (75,861)
   Treasury stock                                  (60,377)        (60,163)       (60,294)
                                                ----------      ----------     ----------
      Total stockholders' equity                   576,646         557,008        524,578
                                                ----------      ----------     ----------
                                                $2,239,143      $2,428,233     $2,163,579
                                                ==========      ==========     ==========


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2009 and 2008
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                               2009          2008
                                                               ----          ----
Net sales                                                    $689,542      $735,283
Cost of goods sold                                            584,516       627,256
                                                             --------      --------
   Gross profit                                               105,026       108,027

Selling, general and administrative expenses                   40,087        40,363
Rationalization (credit) charges                                  (77)        2,718
                                                             --------      --------
   Income from operations                                      65,016        64,946

Interest and other debt expense before loss on
  early extinguishment of debt                                 12,208        14,802
Loss on early extinguishment of debt                              661          --
                                                             --------      --------
   Interest and other debt expense                             12,869        14,802

   Income before income taxes                                  52,147        50,144

Provision for income taxes                                     18,461        16,834
                                                             --------      --------
   Net income                                                $ 33,686      $ 33,310
                                                             ========      ========


Earnings per share:
   Basic net income per share                                   $0.88         $0.88
                                                                =====         =====
   Diluted net income per share                                 $0.88         $0.87
                                                                =====         =====

Dividends per share                                             $0.19         $0.17
                                                                =====         =====

Weighted average number of shares:
   Basic                                                       38,146        37,851
   Effect of dilutive securities                                  298           418
                                                               ------        ------
   Diluted                                                     38,444        38,269
                                                               ======        ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2009 and 2008
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                         2009           2008
                                                         ----           ----
Net sales                                             $1,344,938     $1,415,115
Cost of goods sold                                     1,143,598      1,217,022
                                                      ----------     ----------
   Gross profit                                          201,340        198,093

Selling, general and administrative expenses              81,339         75,915
Rationalization charges                                    1,378          7,393
                                                      ----------     ----------
   Income from operations                                118,623        114,785

Interest and other debt expense before loss on
  early extinguishment of debt                            22,665         31,115
Loss on early extinguishment of debt                         661           --
                                                      ----------     ----------
   Interest and other debt expense                        23,326         31,115

   Income before income taxes                             95,297         83,670

Provision for income taxes                                33,936         29,204
                                                      ----------     ----------
   Net income                                         $   61,361     $   54,466
                                                      ==========     ==========


Earnings per share:
   Basic net income per share                              $1.61          $1.44
                                                           =====          =====
   Diluted net income per share                            $1.60          $1.42
                                                           =====          =====

Dividends per share                                        $0.38          $0.34
                                                           =====          =====

Weighted average number of shares:
   Basic                                                  38,117         37,812
   Effect of dilutive securities                             314            427
                                                          ------         ------
   Diluted                                                38,431         38,239
                                                          ======         ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2009 and 2008
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  2009           2008
                                                                  ----           ----
Cash flows provided by (used in) operating activities
   Net income                                                  $  61,361      $  54,466
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                               73,186         71,459
      Rationalization charges                                      1,378          7,393
      Loss on early extinguishment of debt                           661           --
      Excess tax benefit from stock-based compensation            (1,173)        (2,067)
      Other changes that provided (used) cash,
       net of effects from acquisitions:
         Trade accounts receivable, net                          (23,197)      (119,098)
         Inventories                                            (163,579)      (131,389)
         Trade accounts payable                                  (28,937)        65,982
         Accrued liabilities                                      12,617          6,511
         Other, net                                               (3,880)         2,725
                                                               ---------      ---------
      Net cash used in operating activities                      (71,563)       (44,018)
                                                               ---------      ---------

Cash flows provided by (used in) investing activities
   Purchase of businesses, net of cash acquired                     --          (14,542)
   Capital expenditures                                          (48,776)       (55,386)
   Proceeds from asset sales                                       2,456            918
                                                               ---------      ---------
      Net cash used in investing activities                      (46,320)       (69,010)
                                                               ---------      ---------

Cash flows provided by (used in) financing activities
   Borrowings under revolving loans                              190,620        422,620
   Repayments under revolving loans                              (93,039)      (226,269)
   Proceeds from issuance of long-term debt                      243,200          7,984
   Repayments of long-term debt                                 (237,924)        (3,000)
   Debt issuance costs                                            (5,325)          --
   Changes in outstanding checks - principally vendors           (49,996)       (88,063)
   Dividends paid on common stock                                (14,642)       (12,977)
   Proceeds from stock option exercises                            1,102          1,201
   Excess tax benefit from stock-based compensation                1,173          2,067
   Repurchase of treasury shares                                    (654)          (397)
                                                               ---------      ---------
      Net cash provided by financing activities                   34,515        103,166
                                                               ---------      ---------

Cash and cash equivalents
   Net decrease                                                  (83,368)        (9,862)
   Balance at beginning of year                                  163,006         95,941
                                                               ---------      ---------
   Balance at end of period                                    $  79,638      $  86,079
                                                               =========      =========


Interest paid, net                                             $  19,905      $  30,666
Income taxes paid, net                                            27,444         23,193


                             See accompanying notes.

                                                       SILGAN HOLDINGS INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF
                                                       STOCKHOLDERS' EQUITY
                                          For the six months ended June 30, 2009 and 2008
                                                 (Dollars and shares in thousands)
                                                            (Unaudited)

                                         Common Stock                                 Accumulated
                                         ------------                                    Other                        Total
                                       Shares       Par       Paid-in    Retained    Comprehensive     Treasury    Stockholders'
                                    Outstanding    Value      Capital    Earnings    (Loss) Income       Stock        Equity
                                    -----------    -----      -------    --------    -------------       -----        ------
Balance at December 31, 2007           37,740       $430     $152,629    $392,108       $ 15,064       $(60,148)     $500,083

Comprehensive income:

  Net income                              --         --           --       54,466            --             --         54,466

  Changes in net prior service
   credit and actuarial losses,
   net of tax provision of $115           --         --           --          --             161            --            161

  Change in fair value of derivatives,
   net of tax provision of $1,972         --         --           --          --           2,786            --          2,786

  Foreign currency translation,
   net of tax benefit of $8,705           --         --           --          --           7,714            --          7,714
                                                                                                                     --------

Comprehensive income                                                                                                   65,127
                                                                                                                     --------

Dividends declared on common stock        --         --           --      (12,977)           --             --        (12,977)

Stock compensation expense                --         --         1,768         --             --             --          1,768

Stock option exercises, including
 tax benefit of $2,131                    130          2        3,330         --             --             --          3,332

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $72              20        --          (310)        --             --             (15)         (325)
                                       ------       ----     --------    --------       --------       --------      --------

Balance at June 30, 2008               37,890       $432     $157,417    $433,597       $ 25,725       $(60,163)     $557,008
                                       ======       ====     ========    ========       ========       ========      ========

Balance at December 31, 2008           38,026       $433     $162,568    $497,732       $(75,861)      $(60,294)     $524,578

Comprehensive income:

  Net income                              --         --           --       61,361            --             --         61,361

  Changes in net prior service
   credit and actuarial losses,
   net of tax provision of $1,884         --         --           --          --           2,873            --          2,873

  Change in fair value of derivatives,
   net of tax benefit of $1,237           --         --           --          --          (1,600)           --         (1,600)

  Foreign currency translation,
   net of tax provision of $2,838         --         --           --          --            (152)           --           (152)
                                                                                                                     --------

  Comprehensive income                                                                                                 62,482
                                                                                                                     --------

Dividends declared on common stock        --         --           --      (14,642)           --             --        (14,642)

Stock compensation expense                --         --         2,312         --             --             --          2,312

Stock option exercises, including
 tax benefit of $1,389                     86          1        2,490         --             --             --          2,491

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $79              30        --          (492)        --             --             (83)         (575)
                                       ------       ----     --------    --------       --------       --------      --------

Balance at June 30, 2009               38,142       $434     $166,878    $544,451       $(74,740)      $(60,377)     $576,646
                                       ======       ====     ========    ========       ========       ========      ========

                                                      See accompanying notes.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 1.           Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Silgan Holdings Inc., or Silgan, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year.

We have evaluated events subsequent to June 30, 2009 for recognition under Statement of Financial Accounting Standards, or SFAS, No. 165, "Subsequent Events," through August 10, 2009, the issuance date of the accompanying condensed consolidated financial statements.

The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements. (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 was effective for us on January 1, 2009. The adoption of SFAS No. 161 did not have an effect on our financial position, results of operations or cash flows. See Note 6 for additional disclosures required under SFAS No. 161.

In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments for interim reporting periods. This FSP was effective for us beginning with our quarter ending June 30, 2009. The adoption of this FSP did not have an effect on our financial position, results of operations or cash flows. See Note 6 for additional disclosures required under this FSP.

Recently Issued Accounting Pronouncements. In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," which requires enhanced disclosures about plan assets in an employer's defined benefit pension or other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will apply to our plan asset disclosures for the fiscal year ending December 31, 2009. We are currently evaluating the disclosure implications of this FSP, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification, or the Codification, will become the single official source of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification, which changes the referencing of financial accounting standards, supersedes current authoritative guidance and is effective for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change existing GAAP. We will conform our financial statements and related notes to the Codification beginning with the quarter ending September 30, 2009.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 2.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2008 is summarized as follows:

                                                            Employee            Plant
                                                           Severance             Exit
                                                          and Benefits          Costs           Total
                                                          ------------          -----           -----
                                                                       (Dollars in thousands)
Balance at December 31, 2008
----------------------------
2001 Fairfield Rationalization Plan                          $  --             $  168          $   168
2006 Rationalization Plans                                    3,661               --             3,661
2008 Rationalization Plans                                      949               875            1,824
                                                             ------            ------          -------
Balance at December 31, 2008                                  4,610             1,043            5,653

Activity for the Six Months Ended June 30, 2009
-----------------------------------------------
2001 Fairfield Rationalization Plan Reserves Utilized           --                (62)             (62)
2006 Rationalization Plan Reserves Utilized                     (54)              --               (54)
2008 Rationalization Plan Reserves Established                   42                94              136
2008 Rationalization Plan Reserves Utilized                    (692)             (384)          (1,076)
2009 Rationalization Plan Reserves Established                1,242               --             1,242
2009 Rationalization Plan Reserves Utilized                     (80)              --               (80)
                                                             ------            ------          -------
Total Activity                                                  458              (352)             106

Balance at June 30, 2009
------------------------
2001 Fairfield Rationalization Plan                             --                106              106
2006 Rationalization Plans                                    3,607               --             3,607
2008 Rationalization Plans                                      299               585              884
2009 Rationalization Plan                                     1,162               --             1,162
                                                             ------            ------          -------
Balance at June 30, 2009                                     $5,068            $  691          $ 5,759
                                                             ======            ======          =======

2009 Rationalization Plan
-------------------------

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.3 million for employee severance and benefit costs were recognized through June 2009. Cash payments of $0.1 million were paid as of June 30, 2009. Cash payments of $1.2 million are expected to be paid during the remainder of 2009.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 2.           Rationalization Charges (continued)

2008 Rationalization Plans
--------------------------

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the six months ended June 30, 2009, we recognized $0.1 million of rationalization costs and made cash payments of $1.1 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values. We expect to recognize additional charges under these plans of $0.2 million during 2009. Remaining aggregate cash payments of $1.1 million are expected during the remainder of 2009.

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

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                             June 30,    June 30,   Dec. 31,
                               2009        2008       2008
                               ----        ----       ----
                                  (Dollars in thousands)

Accrued liabilities           $2,777      $3,633     $2,671
Other liabilities              2,982       3,165      2,982
                              ------      ------     ------
                              $5,759      $6,798     $5,653
                              ======      ======     ======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 3.           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) income consisted of the following:

                                                     June 30,        June 30,        Dec. 31,
                                                       2009            2008            2008
                                                       ----            ----            ----
                                                              (Dollars in thousands)
Foreign currency translation                         $ 12,044        $ 40,330        $ 12,196
Change in fair value of derivatives                    (8,760)          4,625          (7,160)
Unrecognized net periodic pension and
 other postretirement benefit costs:
   Net prior service credit                             6,730           4,446           6,845
   Net actuarial loss                                 (84,754)        (23,676)        (87,742)
                                                     --------        --------        --------
Accumulated other comprehensive
  (loss) income                                      $(74,740)       $ 25,725        $(75,861)
                                                     ========        ========        ========


Note 4.           Inventories

Inventories consisted of the following:

                                                     June 30,        June 30,        Dec. 31,
                                                       2009            2008            2008
                                                       ----            ----            ----
                                                              (Dollars in thousands)
Raw materials                                        $ 96,281        $ 94,564        $110,480
Work-in-process                                        78,303          81,247          72,078
Finished goods                                        409,431         420,233         237,080
Spare parts and other                                  30,387          32,760          30,841
                                                     --------        --------        --------
                                                      614,402         628,804         450,479
Adjustment to value domestic inventory
  at cost on the LIFO method                          (58,698)        (52,675)        (58,144)
                                                     --------        --------        --------
                                                     $555,704        $576,129        $392,335
                                                     ========        ========        ========


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 5.           Long-Term Debt

Long-term debt consisted of the following:

                                                            June 30,          June 30,           Dec. 31,
                                                              2009              2008               2008
                                                              ----              ----               ----
                                                                       (Dollars in thousands)
Bank debt
  Bank revolving loans                                      $ 99,000         $  193,232         $    --
  Bank A term loans                                          121,765            345,000           284,118
  Bank B term loans                                           40,621             41,477            41,049
  Canadian term loans                                         72,194             88,974            72,122
  Euro term loans                                            178,801            315,480           256,860
  Other foreign bank revolving and term loans                 28,938             30,451            30,764
                                                            --------         ----------         ---------
   Total bank debt                                           541,319          1,014,614           684,913
                                                            --------         ----------         ---------

7 1/4% Senior Notes, net of unamortized discount             243,288               --                --
6 3/4% Senior Subordinated Notes                             200,000            200,000           200,000
                                                            --------         ----------         ---------
   Total other debt                                          443,288            200,000           200,000
                                                            --------         ----------         ---------

Total debt                                                   984,607          1,214,614           884,913
  Less current portion                                       127,938            318,765           158,877
                                                            --------         ----------         ---------
                                                            $856,669         $  895,849         $ 726,036
                                                            ========         ==========         =========

The aggregate annual principal maturities of our term loans under our senior secured credit facility, or the Credit Agreement, 7 1/4% Senior Notes and 6 3/4%
Senior Subordinated Notes are as follows (dollars in thousands, non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date):


            2010                          $ 13,979
            2011                           213,698
            2012                           185,704
            2013                           200,000
            Thereafter                     250,000
                                          --------
                                          $863,381
                                          ========

At June 30, 2009, amounts expected to be repaid within one year consisted of $99.0 million of bank revolving loans related primarily to seasonal working capital needs and $28.9 million of foreign bank revolving and term loans.



                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 5.           Long-Term Debt (continued)

7 1/4% Senior Notes
-------------------

On May 12, 2009, we issued $250 million aggregate principal amount of 7 1/4% Senior Notes, or the 7 1/4% Notes. The issue price for the 7 1/4% Notes was
97.28 percent of their principal amount. The 7 1/4% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan's unsecured unsubordinated indebtedness and ahead of Silgan's subordinated debt. The 7 1/4% Notes are effectively subordinated to Silgan's secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of the subsidiaries of Silgan. Interest on the 7 1/4% Notes is payable semi-annually in cash on August 15 and February 15 of each year and the 7 1/4% Notes mature on August 15, 2016. Net proceeds from the issuance of the 7 1/4% Notes of $237.9 million were used to prepay all of the 2009 term loan installment payments and substantially all of the 2010 term loan installment payments due under the Credit Agreement. As a result of these term loan prepayments, we incurred a $0.7 million loss on early extinguishment of debt for the write off of debt issuance costs.

The 7 1/4% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after August 15, 2013 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period commencing August 15, of the years set forth below:

         Year                        Redemption Price
         ----                        ----------------
         2013                            103.625%
         2014                            101.813%
         2015 and thereafter             100.000%


In addition, prior to August 15, 2012, we may redeem up to 35 percent of the aggregate principal amount of the 7 1/4% Notes from the proceeds of certain equity offerings. We may also redeem the 7 1/4% Notes, in whole or in part, at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 7 1/4% Notes.

Upon the occurrence of a change of control, as defined in the indenture for the 7 1/4% Notes, Silgan is required to make an offer to purchase the 7 1/4% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued interest to the date of purchase.

The indenture for the 7 1/4% Notes contains covenants which are generally less restrictive than those under the Credit Agreement.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 6.           Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents (primarily invested in U.S. Treasury instruments), trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2009:

                                                  Carrying             Fair
                                                   Amount              Value
                                                   ------              -----
                                                     (Dollars in thousands)
    Bank debt                                     $541,319           $541,319
    7 1/4% Notes                                   243,288            240,625
    6 3/4% Senior Subordinated Notes               200,000            190,500
    Interest rate swap agreements                   13,575             13,575
    Natural gas swap agreements                      1,204              1,204

Fair Value Measurements
-----------------------

Financial Instruments Measured at Fair Value

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

The financial assets and liabilities that are measured on a recurring basis at June 30, 2009 consist of our interest rate and natural gas swap agreements. We measured the fair value of these swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments are classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 7 1/4% Notes and 6 3/4% Senior Subordinated Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets as we have not elected to measure them at fair value. The carrying amounts of our variable rate bank debt approximate their fair values. Fair values of our 7 1/4% Notes and 6 3/4% Senior Subordinated Notes are estimated based on quoted market prices.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 6.           Financial Instruments (continued)

Derivative Instruments and Hedging Activities
---------------------------------------------

Effective January 1, 2009, we adopted SFAS No. 161 which expands the disclosure requirements about our derivative instruments and hedging activities. We account for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires all derivatives to be recorded in the Condensed Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. During the first six months of 2009, our hedges were fully effective. The fair value of the outstanding swap agreements in effect at June 30, 2009 was recorded in our Condensed Consolidated Balance Sheet as a liability of $14.8 million, of which $9.0 million was included in accrued liabilities and $5.8 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the six months ended June 30, 2009 was a loss of $2.3 million, net of income taxes. We estimate that we will reclassify losses of $4.9 million, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive
(loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 6.           Financial Instruments (continued)

Interest Rate Swap Agreements
-----------------------------

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At June 30, 2009, the aggregate notional principal amount of outstanding interest rate swap agreements was $273 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). In connection with the prepayment of certain installments of Euro term loans as discussed in Note 5, we settled EUR 10 million of notional principal amount of outstanding Euribor interest rate swap agreements.

The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income. For the six months ended June 30, 2009, net payments under these interest rate swap agreements were $3.0 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. At June 30, 2009, the aggregate notional principal amount of our natural gas swap agreements was 674,000 MMBtu of natural gas with fixed prices ranging from $4.340 to $8.115 per MMBtu, which hedges approximately 26 percent of our estimated twelve month exposure to fluctuations in natural gas prices. For the six months ended June 30, 2009, net payments under our natural gas swap agreements were $0.9 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk
-----------------------------------

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of the White Cap closures operations and Cousins-Currie Limited with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. Foreign currency gains recognized as net investment hedges included in accumulated other comprehensive (loss) income for the six months ended June 30, 2009 were $6.8 million, net of a deferred tax provision of $2.8 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 7.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:

                                                        Three Months Ended            Six Months Ended
                                                        ------------------            ----------------
                                                       June 30,    June 30,         June 30,     June 30,
                                                         2009        2008             2009         2008
                                                         ----        ----             ----         ----
                                                                    (Dollars in thousands)
  Service cost                                         $ 3,276     $ 3,373         $  6,686     $  6,786
  Interest cost                                          6,993       6,810           13,973       13,566
  Expected return on plan assets                        (6,312)     (7,573)         (12,646)     (15,176)
  Amortization of prior service cost                       551         561            1,107        1,121
  Amortization of actuarial losses                       2,380          80            4,763          160
                                                       -------     -------         --------     --------
  Net periodic benefit cost                            $ 6,888     $ 3,251         $ 13,883     $  6,457
                                                       =======     =======         ========     ========

The components of the net periodic other postretirement benefits costs are as follows:

                                                        Three Months Ended            Six Months Ended
                                                        ------------------            ----------------
                                                      June 30,     June 30,         June 30,     June 30,
                                                        2009         2008             2009         2008
                                                        ----         ----             ----         ----
                                                                   (Dollars in thousands)
  Service cost                                         $ 197        $ 236           $   405      $   461
  Interest cost                                          766          804             1,532        1,649
  Amortization of prior service credit                  (641)        (600)           (1,279)      (1,149)
  Amortization of actuarial losses                        83           74               166          144
                                                       -----        -----           -------      -------
  Net periodic benefit cost                            $ 405        $ 514           $   824      $ 1,105
                                                       =====        =====           =======      =======

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


Note 8.           Income Taxes

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


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 9.           Dividends

In each of March and June of 2009, we paid quarterly cash dividends on our common stock of $0.19 per share, as approved by our Board of Directors. The cash payments related to these dividends totaled $14.6 million.

On August 7, 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.19 per share, payable on September 15, 2009 to holders of record of our common stock on September 1, 2009. The cash payment related to this dividend is expected to be approximately $7.3 million.


Note 10.          Treasury Stock

During the first six months of 2009, we issued 43,100 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 13,476 shares of our common stock at an average cost of $48.49 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2009, 5,233,371 shares were held in treasury.


Note 11.          Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first six months of 2009, we granted 121,700 restricted stock units to certain of our officers and key employees. The fair value of these restricted stock units at the date of grant was $5.9 million, which is being amortized ratably over the five-year vesting period from the date of grant.

In May 2009, we granted 6,702 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these restricted stock units at the date of grant was $0.3 million.

At our annual meeting of stockholders held on May 26, 2009, our stockholders approved the Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the 2004 Stock Incentive Plan, which, among other things, increased the number of shares of our Common Stock available for awards under the 2004 Stock Incentive Plan by an additional 1,500,000 shares. The total number of shares available for issuance under the 2004 Stock Incentive Plan as of June 30, 2009 was 2,012,016.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 12.          Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:


                                           Metal Food                  Plastic
                                           Containers    Closures     Containers    Corporate     Total
                                           ----------    --------     ----------    ---------     -----
                                                                (Dollars in thousands)
Three Months Ended June 30, 2009
--------------------------------

Net sales                                   $405,356     $154,591      $129,595      $  --     $  689,542
Depreciation and amortization (1)             16,788        7,057        11,619          421       35,885
Rationalization (credit) charges                --            (99)           22         --            (77)
Segment income from operations                41,815       22,208         4,258       (3,265)      65,016

Three Months Ended June 30, 2008
--------------------------------

Net sales                                   $377,462     $190,928      $166,893      $  --     $  735,283
Depreciation and amortization (1)             15,869        7,461        11,408          421       35,159
Rationalization charges                        2,023          621            74         --          2,718
Segment income from operations                33,085       21,754        13,598       (3,491)      64,946

Six Months Ended June 30, 2009
------------------------------

Net sales                                   $776,972     $296,927      $271,039      $  --     $1,344,938
Depreciation and amortization (1)             34,656       13,961        22,920          841       72,378
Rationalization charges                         --          1,326            52         --          1,378
Segment income from operations                68,426       36,547        20,361       (6,711)     118,623

Six Months Ended June 30, 2008
------------------------------

Net sales                                   $728,693     $347,372      $339,050      $  --     $1,415,115
Depreciation and amortization (1)             32,030       15,090        22,814          842       70,776
Rationalization charges                        3,290        3,269           834         --          7,393
Segment income from operations                58,171       36,278        26,179       (5,843)     114,785

-------------

     (1) Depreciation and amortization excludes amortization of debt issuance costs of $0.4 million and $0.3 million for the three months ended June
          30, 2009 and 2008, respectively, and $0.7 million for each of the six months ended June 30, 2009 and 2008.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Information at June 30, 2009 and 2008 and for the
                  three and six months then ended is unaudited)


Note 12.          Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                   Three Months Ended       Six Months Ended
                                                   ------------------       ----------------
                                                  June 30,    June 30,    June 30,   June 30,
                                                    2009        2008        2009       2008
                                                    ----        ----        ----       ----
                                                             (Dollars in thousands)
    Total segment income from operations          $65,016     $64,946     $118,623   $114,785
    Interest and other debt expense                12,869      14,802       23,326     31,115
                                                  -------     -------     --------   --------
    Income before income taxes                    $52,147     $50,144     $ 95,297   $ 83,670
                                                  =======     =======     ========   ========


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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                      Three Months Ended       Six Months Ended
                                                      ------------------       ----------------
                                                      June 30,    June 30,    June 30,   June 30,
                                                        2009        2008        2009       2008
                                                        ----        ----        ----       ----
Net sales
 Metal food containers                                  58.8%       51.3%       57.8%      51.5%
 Closures                                               22.4        26.0        22.1       24.5
 Plastic containers                                     18.8        22.7        20.1       24.0
                                                       -----       -----       -----      -----
   Consolidated                                        100.0       100.0       100.0      100.0
Cost of goods sold                                      84.8        85.3        85.0       86.0
                                                       -----       -----       -----      -----
Gross profit                                            15.2        14.7        15.0       14.0
Selling, general and administrative expenses             5.8         5.5         6.1        5.4
Rationalization charges                                  --          0.4         0.1        0.5
                                                       -----       -----       -----      -----
Income from operations                                   9.4         8.8         8.8        8.1
Interest and other debt expense                          1.8         2.0         1.7        2.2
                                                       -----       -----       -----      -----
Income before income taxes                               7.6         6.8         7.1        5.9
Provision for income taxes                               2.7         2.3         2.5        2.1
                                                       -----       -----       -----      -----
Net income                                               4.9%        4.5%        4.6%       3.8%
                                                       =====       =====       =====      =====

Summary unaudited results of operations for the three and six months ended June
30, 2009 and 2008 are provided below.

                                                      Three Months Ended        Six Months Ended
                                                      ------------------        ----------------
                                                     June 30,   June 30,      June 30,    June 30,
                                                       2009       2008          2009        2008
                                                       ----       ----          ----        ----
                                                                 (Dollars in millions)
Net sales
    Metal food containers                             $405.3     $377.5       $  777.0    $  728.7
    Closures                                           154.6      190.9          296.9       347.4
    Plastic containers                                 129.6      166.9          271.0       339.0
                                                      ------     ------       --------    --------
       Consolidated                                   $689.5     $735.3       $1,344.9    $1,415.1
                                                      ======     ======       ========    ========

Income from operations
    Metal food containers (1)                         $ 41.8     $ 33.1       $   68.4    $   58.2
    Closures (2)                                        22.2       21.8           36.5        36.3
    Plastic containers (3)                               4.3       13.6           20.4        26.2
    Corporate                                           (3.3)      (3.6)          (6.7)       (5.9)
                                                      ------     ------       --------    --------
       Consolidated                                   $ 65.0     $ 64.9       $  118.6    $  114.8
                                                      ======     ======       ========    ========
-------------

(1) Includes rationalization charges of $2.0 million and $3.3 million for the three and six months ended June 30, 2008, respectively.
(2) Includes a rationalization credit of $0.1 million and rationalization charges of $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and rationalization charges of $1.3 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.
(3) Includes rationalization charges of $0.1 million for the three months ended
    June 30, 2008 and $0.1  million and $0.8  million for the six months  ended
    June 30, 2009 and 2008, respectively.


Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Overview. Consolidated net sales were $689.5 million in the second quarter of 2009, representing a 6.2 percent decrease as compared to the second quarter of 2008 primarily as a result of lower average selling prices in the plastic container business largely attributable to the pass through of resin price declines, the impact of unfavorable foreign currency translation and lower volumes in the plastic container and closures businesses, partially offset by higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs. Income from operations for the second quarter of 2009 of $65.0 million increased by $0.1 million, or 0.2 percent, as compared to the same period in 2008 due to effective cost control and manufacturing efficiencies and lower rationalization charges, principally offset by the impact from lower unit volumes in the plastic container and closures businesses, increased pension expense and higher depreciation expense. Results for 2009 included a loss on early extinguishment of debt of $0.7 million. Results for 2008 included rationalization charges of $2.7 million. Net income for the second quarter of 2009 was $33.7 million, or $0.88 per diluted share, as compared to $33.3 million, or $0.87 per diluted share, for the same period in 2008.

Net Sales. The $45.8 million decrease in consolidated net sales in the second quarter of 2009 as compared to the second quarter of 2008 was the result of lower net sales in the plastic container and closures businesses, partially offset by higher net sales in the metal food container business.

Net sales for the metal food container business increased $27.8 million, or 7.4 percent, in the second quarter of 2009 as compared to the same period in 2008. This increase was primarily attributable to higher average selling prices as a result of the pass through of higher net raw material and other manufacturing costs.

Net sales for the closures business decreased $36.3 million, or 19.0 percent, in the second quarter of 2009 as compared to the same period in 2008. This decrease was primarily the result of unfavorable foreign currency translation of approximately $10.5 million and moderately lower unit volumes largely attributable to softer demand in the single-serve beverage markets as a result of the current economic environment.

Net sales for the plastic container business in the second quarter of 2009 decreased $37.3 million, or 22.3 percent, as compared to the same period in 2008. This decrease was principally due to the impact of lower average selling prices as a result of the lagged pass through of lower raw material costs, a decline in unit volumes attributable to the ongoing weakness in demand which was partly impacted by some consumers trading down to products with less value added packaging and the impact of unfavorable foreign currency translation of approximately $4.1 million.

Gross Profit. Gross profit margin increased 0.5 percentage points to 15.2 percent in the second quarter of 2009 as compared to the same period in 2008 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million to $40.1 million for the second quarter of 2009 as compared to $40.4 million for the same period in 2008. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 5.8 percent for the second quarter of 2009 as compared to 5.5 percent for the same period in 2008 due primarily to the decrease in consolidated net sales.

Income from Operations. Income from operations for the second quarter of 2009 increased by $0.1 million as compared to the second quarter of 2008, and operating margin increased to 9.4 percent from 8.8 percent over the same periods.

Income from operations of the metal food container business for the second quarter of 2009 increased $8.7 million, or 26.3 percent, as compared to the same period in 2008, and operating margin increased to 10.3 percent from 8.8 percent over the same periods. These increases were primarily the result of ongoing cost controls, improved manufacturing efficiencies including benefits from rebuilding inventory which was reduced late in the fourth quarter of 2008 and lower rationalization charges, partially offset by higher pension expense and depreciation expense. The second quarter of 2008 included rationalization charges of $2.0 million primarily related to ongoing costs to exit the St. Paul, Minnesota manufacturing facility as well as costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility.

Income from operations of the closures business for the second quarter of 2009 increased $0.4 million, or 1.8 percent, as compared to the same period in 2008, and operating margin increased to 14.4 percent from 11.4 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, principally offset by moderately lower unit volumes. The second quarter of 2008 included rationalization charges of $0.6 million related to the streamlining of certain operations and consolidation of various administrative positions in Europe.

Income from operations of the plastic container business for the second quarter of 2009 decreased $9.3 million, or 68.4 percent, as compared to the same period in 2008, and operating margin decreased to 3.3 percent from 8.1 percent over the same periods. These decreases were primarily attributable to modestly lower unit volumes, a less favorable mix of products sold, the negative cost impact attributable to a reduction in inventory, the unfavorable effect from the lagged pass through of recent resin price increases and higher pension expense, partially offset by improved manufacturing efficiencies and ongoing cost controls. The second quarter of 2008 included rationalization charges of $0.1 million related to the shutdown of the Richmond, Virginia manufacturing facility.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2009 decreased $2.6 million to $12.2 million as compared to the same period in 2008. This decrease was primarily due to lower average debt balances outstanding in the second quarter of 2009 as compared to the same period in 2008, partially offset by slightly higher interest rates largely as a result of the issuance of the 7 1/4% Notes in May 2009. The net proceeds from this issuance were utilized to prepay all of the 2009 term loan installment payments and substantially all of the 2010 term loan installment payments due under the Credit Agreement. As a result of these prepayments, we incurred a loss on early extinguishment of debt for the write off of debt issuance costs of $0.7 million.

Provision for Income Taxes. The effective tax rate for the second quarter of 2009 was 35.4 percent as compared to 33.6 percent in the same period of 2008. The effective tax rate for the second quarter of 2008 benefited from a $1.7 million tax credit related to certain non-recurring state tax incentives associated with capital investments.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Overview. Consolidated net sales were $1.34 billion in the first six months of 2009, representing a 5.0 percent decrease as compared to the first six months of 2008 primarily due to lower unit volumes across all businesses, lower average selling prices in the plastic container business largely attributable to the pass through of resin prices declines and unfavorable foreign currency translation, partially offset by higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs. Income from operations for the first six months of 2009 increased by $3.8 million, or 3.3 percent, as compared to the same period in 2008 as a result of lower rationalization charges incurred in 2009, improved manufacturing efficiencies and ongoing cost controls across all businesses.
These increases were partially offset by lower unit volumes across all businesses, higher pension and depreciation expense and inflation in manufacturing and other costs as well as the impact of management fee income of $2.2 million recognized in the first quarter of 2008 from the pre-acquisition management of the Brazilian White Cap closures operations. The results for the first six months of 2009 and 2008 included rationalization charges of $1.4 million and $7.4 million, respectively. Net income for the first six months of 2009 was $61.4 million, or $1.60 per diluted share, as compared to $54.5 million, or $1.42 per diluted share, for the same period in 2008.

Net Sales. The $70.2 million decrease in consolidated net sales in the first six months of 2009 as compared to the first six months of 2008 was due to lower net sales in the plastic container and closures businesses, partially offset by higher net sales in the metal food container business.

Net sales for the metal food container business increased $48.3 million, or 6.6 percent, in the first six months of 2009 as compared to the same period in 2008. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs, partially offset by slightly lower unit volumes principally due to the customer buy ahead in the fourth quarter of 2008.

Net sales for the closures business in the first six months of 2009 decreased $50.5 million, or 14.5 percent, as compared to the same period in 2008. This decrease was primarily the result of unfavorable foreign currency translation of approximately $19.5 million and a moderate decrease in unit volumes largely attributable to softer demand in the single-serve beverage markets as a result of the current economic environment and the customer buy ahead of metal closures in the fourth quarter of 2008.

Net sales for the plastic container business in the first six months of 2009 decreased $68.0 million, or 20.1 percent, as compared to the same period in 2008. This decrease was primarily the result of lower average selling prices as a result of the lagged pass through of lower raw material costs, a modest decline in unit volumes attributable to the ongoing weakness in demand and the impact of unfavorable foreign currency translation of approximately $11.0 million.

Gross Profit. Gross Profit margin increased 1.0 percentage point to 15.0 percent for the first six months of 2009 as compared to the same period in 2008 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.4 million to $81.3 million for the six months ended June 30, 2009 as compared to $75.9 million for the same period in 2008. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 6.1 percent for the first six months of 2009 as compared to 5.4 percent for the same period in 2008. These increases were primarily due to the recognition in the first quarter of 2008 of management fee income of $2.2 million from the management of the White Cap Brazil closures operations until it was acquired from Amcor Limited in April 2008 and higher pension expense in 2009.

Income from Operations. Income from operations for the first six months of 2009 increased by $3.8 million, or 3.3 percent, as compared to the first six months of 2008, and operating margin increased to 8.8 percent from 8.1 percent over the same periods.

Income from operations of the metal food container business for the first six months of 2009 increased $10.2 million, or 17.5 percent, as compared to the same period in 2008, and operating margin increased to 8.8 percent from 8.0 percent over the same periods. These increases were primarily the result of ongoing cost controls, improved manufacturing efficiencies including benefits from rebuilding inventory which was reduced late in the fourth quarter of 2008 and lower rationalization charges. These increases were partially offset by the impact of slightly lower unit volumes, higher pension expense and increased depreciation expense. The first six months of 2008 included total rationalization charges of $3.3 million related to ongoing costs to exit the St. Paul, Minnesota manufacturing facility as well as costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility.

Income from operations of the closures business for the first six months of 2009 increased $0.2 million, or 0.6 percent, as compared to the same period in 2008, and operating margin increased to 12.3 percent from 10.4 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, principally offset by moderately lower unit volumes and the year-over-year impact of the management fee income from the Brazilian White Cap closures operation of $2.2 million recognized in the first quarter of 2008. Rationalization charges of $1.3 million were recognized in the first six months of 2009 for a reduction in workforce at the operating facility in Germany. The first six months of 2008 included rationalization charges of $3.3 million related to the streamlining of certain operations and consolidation of various administrative positions in Europe.

Income from operations of the plastic container business for the first six months of 2009 decreased $5.8 million, or 22.1 percent, as compared to the same period in 2008, and operating margin decreased to 7.5 percent from 7.7 percent over the same periods. These decreases were primarily attributable to modestly lower unit volumes, a less favorable mix of products sold, the negative cost impact attributable to a reduction in inventory and higher pension expense, partially offset by the net positive effect in 2009 from the lagged pass through of resin price decreases in the first quarter of 2009 in excess of the lagged pass through of resin price increases in the second quarter of 2009, ongoing focus on cost reductions, improved manufacturing efficiencies and lower rationalization charges. The first quarter of 2008 included rationalization charges of $0.8 million related to the shutdown of the Richmond, Virginia manufacturing facility.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2009 decreased $8.5 million to $22.7 million as compared to the same period in 2008. This decrease resulted primarily from lower outstanding debt balances and higher interest income attributable to the cash on hand during 2009, partially offset by the impact of slightly higher interest rates largely due to the issuance of the 7 1/4% Notes in May 2009. The net proceeds from this issuance were utilized to prepay all of the 2009 term loan installment payments and substantially all of the 2010 term loan installment payments due under the Credit Agreement. As a result of these prepayments, we incurred a loss on early extinguishment of debt for the write off of debt issuance costs of $0.7 million.

Provision for Income Taxes. The effective tax rate for the first six months of 2009 was 35.6 percent as compared to 34.9 percent in the same period of 2008. The effective tax rate for the first six months of 2008 benefited from a $1.7 million tax credit related to certain non-recurring state tax incentives associated with capital investments.

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

On May 12, 2009, we issued $250 million aggregate principal amount of the 7 1/4% Notes. The issue price for the 7 1/4% Notes was 97.28 percent of their principal amount. Interest on the 7 1/4% Notes is payable semi-annually in cash on August 15 and February 15 of each year and the 7 1/4% Notes mature on August 15, 2016. Net proceeds from the issuance of the 7 1/4% Notes of $237.9 million were used to prepay all of the 2009 term loan installment payments and substantially all of the 2010 term loan installment payments due under the Credit Agreement. As a result of these term loan prepayments, we incurred a $0.7 million loss on early extinguishment of debt for the write off of debt issuance costs.

As of June 30, 2009, our contractual obligations as they relate to long-term debt obligations, interest on fixed rate debt and interest on variable rate debt are as follows:

                                                            Payment for the years ending
                                                ----------------------------------------------------
                                                                      2010       2012        2014
                                                                     through    through       and
                                                Total       2009      2011       2013     thereafter
                                                -----       ----      ----       ----     ----------
                                                              (Dollars in millions)
Long-term debt obligations (1)                 $863.4      $ --      $227.7     $385.7      $250.0
Interest on fixed rate debt (2)                 197.4       18.2       63.3       61.6        54.3
Interest on variable rate debt(3)                60.0       19.2       26.2       14.6         --

(1) These amounts represent expected cash payments of our long-term debt and exclude current debt of $99.0 million of bank revolving loans related primarily to seasonal working capital needs and $28.9 million of foreign bank revolving and term loans.
(2) These amounts represent cash payments of interest on our fixed rate long-term debt on an actual basis for the first six months of 2009 and thereafter on an expected basis.
(3) These amounts represent cash payments of interest on our variable rate long-term debt, excluding bank revolving loans and foreign bank revolving and term loans, after taking into consideration our interest rate swap agreements, on an actual basis for the first six months of 2009 and thereafter on an expected basis at prevailing interest rates at June 30, 2009.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2009, we used net borrowings of revolving loans of $97.5 million, cash and cash equivalents of $83.4 million, proceeds from the issuance of the 7 1/4% Notes of $243.2 million and net proceeds from stock-based compensation issuances of $1.6 million to fund the repayment of term loans of $237.9 million, cash used in operations of $71.6 million primarily for our seasonal working capital needs, net capital expenditures of $46.3 million, decreases in outstanding checks of $50.0 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $14.6 million.


For the six months ended June 30, 2008, we used net borrowings of revolving loans of $196.3 million, cash and cash equivalents of $9.9 million, other debt borrowings of $8.0 million and net proceeds from stock-based compensation issuances of $2.9 million to fund cash used in operations of $44.0 million primarily for our seasonal working capital needs, net capital expenditures of $54.5 million, our acquisitions of the metal vacuum closures operations of Grup Vemsa 1857, S.L. and the White Cap Brazil operations for $14.5 million, net of cash acquired, decreases in outstanding checks of $88.1 million, the repayment of debt of $3.0 million and dividends paid on our common stock of $13.0 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, we may incur short-term indebtedness to finance our working capital requirements. For the six months ended June 30, 2009, we utilized cash on hand to partially fund our working capital requirements.

At June 30, 2009, we had $99.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of our revolving loan facility under the Credit Agreement at June 30, 2009 was $322.3 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes. We may also borrow revolving loans to increase our cash and cash equivalents to ensure access to liquidity. During 2009, we estimate that we will utilize approximately $275 - $325 million of revolving loans under the Credit Agreement for our peak seasonal working capital requirements, which amount could be lower to the extent we utilize cash and cash equivalents on hand for our seasonal working capital requirements.

During the first six months of 2009, we paid cash dividends on our common stock totaling $14.6 million. On August 7, 2009, our Board of Directors declared a quarterly cash dividend on our common stock of $0.19 per share, payable on September 15, 2009 to holders of record of our common stock on September 1, 2009. The cash payment related to this dividend is expected to be approximately $7.3 million.

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

Rationalization Charges

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.3 million for employee severance and benefit costs were recognized through June 2009.

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate of $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the six months ended June 30, 2009, we recognized $0.1 million of rationalization costs and made cash payments of $1.1 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values. We expect to recognize additional charges under these plans of $0.2 million during 2009.

Under our rationalization plans, we made cash payments of $1.3 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively. Total future cash spending of $6.0 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Since such filing, other than the issuance of the 7 1/4% Notes and the prepayment of $237.9 million of variable rate term loan installments under our Credit Agreement with the proceeds from such issuance, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 included elsewhere in this Quarterly Report.

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


Part II. Other Information

Item 1.  Legal Proceedings

In August 2009, we reached an agreement in principle to enter into a Consent Decree with the U.S. Environmental Protection Agency, or EPA, pursuant to which we will pay a $365,000 fine and agree to certain plant and operational changes in response to alleged past violations of the federal Clean Air Act at seventeen of our metal food container manufacturing facilities in Alabama, Illinois, Indiana, Michigan, Minnesota, New York, North Carolina, Washington, and Wisconsin. Plant and operational changes to correct alleged past violations have been substantially completed. This agreement completes a voluntary process that we initiated in 1999 for all of our metal food container manufacturing facilities pursuant to EPA's Audit Policy, "Incentives for Self Policing:
Discovery, Disclosure, Correction and Prevention of Violations." Most of these alleged past violations stem from activities occurring during the facilities' ownership by prior owners. The Consent Decree will be filed in the United States District Court for the Eastern District of Wisconsin, and the fine will be payable after entry of the Consent Decree.

In addition, refer to our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 26, 2009 for the purposes of (1) electing three directors to serve for a three year term until our annual meeting of stockholders in 2012 and until their successors are duly elected and qualified;
(2) approving an amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan and the material terms of the performance goals under the Silgan Holdings Inc. 2004 Stock Incentive Plan and (3) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The nominees for director listed in our proxy statement, each of whom was elected at the Annual Meeting, are named below, and each received the number of votes for election as indicated below (with each share of our common stock being entitled to one vote):

                                    Number of Shares           Number of Shares
                                       Voted For                   Withheld
                                       ---------                   --------

      Anthony J. Allott                21,293,429                 13,290,802
      Jeffrey C. Crowe                 31,974,188                  2,610,043
      Edward A. Lapekas                33,418,819                  1,165,412

Our directors whose term of office continued after the Annual Meeting are R. Philip Silver and William C. Jennings, each of whose term of office as a director continues until our annual meeting of stockholders in 2010, and D. Greg Horrigan and John W. Alden, each of whose term of office as a director continues until our annual meeting of stockholders in 2011.

The amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan and the material terms of the performance goals under the Silgan Holdings Inc. 2004 Stock Incentive Plan were approved at the Annual Meeting. There were 30,963,421 votes cast approving such amendment and material terms of the performance goals, 3,511,348 votes cast against such amendment and material terms of the performance goals and 24,541 votes abstaining.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved at the Annual Meeting. There were 33,963,024 votes cast ratifying such appointment, 617,988 votes cast against ratification of such appointment and 3,219 votes abstaining.

Item 6.  Exhibits


Exhibit Number                             Description
--------------                             -----------


      12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2009 and 2008.

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




                                                    SILGAN HOLDINGS INC.



Dated:  August 10, 2009                             /s/ Robert B. Lewis
                                                    ----------------------------
                                                    Robert B. Lewis
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                            EXHIBIT
-----------                            -------

    12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2009 and 2008.

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