Form 10-Q
period 2009-09-30
SILGAN HOLDINGS INC
filed 2009-11-09
CIK 849869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2009

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

  Large accelerated filer[X]                        Accelerated filer[ ]

  Non-accelerated filer[ ]                          Smaller reporting company[ ]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 30, 2009, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 38,229,426.

                              SILGAN HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


Part I.   Financial Information                                             3

     Item 1.  Financial Statements                                          3

              Condensed Consolidated Balance Sheets at                      3
              September 30, 2009 and 2008 and December 31, 2008

              Condensed Consolidated Statements of Income for the           4
              three months ended September 30, 2009 and 2008

              Condensed Consolidated Statements of Income for the           5
              nine months ended September 30, 2009 and 2008

              Condensed Consolidated Statements of Cash Flows for           6
              the nine months ended September 30, 2009 and 2008

              Condensed Consolidated Statements of Stockholders' Equity     7
              for the nine months ended September 30, 2009 and 2008

              Notes to Condensed Consolidated Financial Statements          8

     Item 2.  Management's Discussion and Analysis of Financial            23
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market        31
              Risk

     Item 4.  Controls and Procedures                                      31

Part II.  Other Information                                                32

     Item 1.  Legal Proceedings                                            32

     Item 6.  Exhibits                                                     32

Signatures                                                                 33

Exhibit Index                                                              34

Part I. Financial Information
Item 1. Financial Statements

                              SILGAN HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                    Sept. 30,         Sept. 30,        Dec. 31,
                                                                      2009              2008             2008
                                                                      ----              ----             ----
                                                                   (unaudited)       (unaudited)
Assets

Current assets
     Cash and cash equivalents                                     $   66,727        $  290,377      $  163,006
     Trade accounts receivable, net                                   517,124           487,344         266,880
     Inventories                                                      372,995           399,466         376,986
     Prepaid expenses and other current assets                         23,963            28,417          31,093
                                                                   ----------        ----------      ----------
        Total current assets                                          980,809         1,205,604         837,965

Property, plant and equipment, net                                    889,610           936,371         917,579
Goodwill                                                              304,585           302,282         300,448
Other intangible assets, net                                           56,530            59,981          57,112
Other assets, net                                                      57,765            67,937          50,475
                                                                   ----------        ----------      ----------
                                                                   $2,289,299        $2,572,175      $2,163,579
                                                                   ==========        ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
     Revolving loans and current
       portion of long-term debt                                   $   56,529        $  436,546      $  158,877
     Trade accounts payable                                           207,373           252,570         298,611
     Accrued payroll and related costs                                 76,251            75,983          72,337
     Accrued liabilities                                               96,336            68,540          41,046
                                                                   ----------        ----------      ----------
        Total current liabilities                                     436,489           833,639         570,871

Long-term debt                                                        868,328           866,544         726,036
Other liabilities                                                     328,449           279,388         342,094


Stockholders' equity
     Common stock                                                         434               432             433
     Paid-in capital                                                  169,839           160,264         162,568
     Retained earnings                                                610,594           479,889         497,732
     Accumulated other comprehensive (loss) income                    (64,386)           12,276         (75,861)
     Treasury stock                                                   (60,448)          (60,257)        (60,294)
                                                                   ----------        ----------      ----------
        Total stockholders' equity                                    656,033           592,604         524,578
                                                                   ----------        ----------      ----------
                                                                   $2,289,299        $2,572,175      $2,163,579
                                                                   ==========        ==========      ==========



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2009 and 2008
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                       2009           2008
                                                       ----           ----

Net sales                                           $1,016,537      $964,299
Cost of goods sold                                     849,942       822,984
                                                    ----------      --------
   Gross profit                                        166,595       141,315

Selling, general and administrative expenses            38,612        39,270
Rationalization charges                                    113         2,408
                                                    ----------      --------
   Income from operations                              127,870        99,637

Interest and other debt expense                         13,724        15,100
                                                    ----------      --------
   Income before income taxes                          114,146        84,537

Provision for income taxes                              40,643        31,730
                                                    ----------      --------
   Net income                                       $   73,503      $ 52,807
                                                    ==========      ========


Earnings per share:
   Basic net income per share                            $1.92         $1.39
                                                         =====         =====
   Diluted net income per share                          $1.91         $1.38
                                                         =====         =====

Dividends per share                                      $0.19         $0.17
                                                         =====         =====

Weighted average number of shares:
   Basic                                                38,202        37,932
   Effect of dilutive securities                           302           389
                                                        ------        ------
   Diluted                                              38,504        38,321
                                                        ======        ======


                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2009 and 2008
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                           2009         2008
                                                           ----         ----

Net sales                                               $2,361,475   $2,379,413
Cost of goods sold                                       1,993,539    2,040,005
                                                        ----------   ----------
   Gross profit                                            367,936      339,408

Selling, general and administrative expenses               119,952      115,185
Rationalization charges                                      1,491        9,801
                                                        ----------   ----------
   Income from operations                                  246,493      214,422

Interest and other debt expense before loss on
  early extinguishment of debt                              36,389       46,215
Loss on early extinguishment of debt                           661         --
                                                        ----------   ----------
   Interest and other debt expense                          37,050       46,215

   Income before income taxes                              209,443      168,207

Provision for income taxes                                  74,578       60,934
                                                        ----------   ----------
   Net income                                           $  134,865   $  107,273
                                                        ==========   ==========


Earnings per share:
   Basic net income per share                                $3.54        $2.83
                                                             =====        =====
   Diluted net income per share                              $3.51        $2.80
                                                             =====        =====

Dividends per share                                          $0.57        $0.51
                                                             =====        =====

Weighted average number of shares:
   Basic                                                    38,146       37,853
   Effect of dilutive securities                               310          414
                                                            ------       ------
   Diluted                                                  38,456       38,267
                                                            ======       ======



                             See accompanying notes.

                              SILGAN HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2009 and 2008
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      2009           2008
                                                                      ----           ----
Cash flows provided by (used in) operating activities
   Net income                                                      $ 134,865      $ 107,273
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 109,577        108,330
       Rationalization charges                                         1,491          9,801
       Loss on early extinguishment of debt                              661           --
       Excess tax benefit from stock-based compensation               (1,970)        (2,737)
       Other changes that provided (used) cash,
        net of effects from acquisitions:
          Trade accounts receivable, net                            (247,207)      (269,393)
          Inventories                                                  6,604         15,810
          Trade accounts payable                                     (40,620)        70,103
          Accrued liabilities                                         52,375         25,192
          Other, net                                                   2,942         13,614
                                                                   ---------      ---------
       Net cash provided by operating activities                      18,718         77,993
                                                                   ---------      ---------

Cash flows provided by (used in) investing activities
   Purchase of businesses, net of cash acquired                         --          (14,542)
   Capital expenditures                                              (72,105)       (87,655)
   Proceeds from asset sales                                           2,877          1,088
                                                                   ---------      ---------
       Net cash used in investing activities                         (69,228)      (101,109)
                                                                   ---------      ---------

Cash flows provided by (used in) financing activities
   Borrowings under revolving loans                                  302,734        703,536
   Repayments under revolving loans                                 (277,555)      (384,114)
   Proceeds from issuance of long-term debt                          243,200          7,984
   Repayments of long-term debt                                     (237,924)        (3,000)
   Debt issuance costs                                                (5,345)          --
   Changes in outstanding checks - principally vendors               (51,790)       (91,557)
   Dividends paid on common stock                                    (22,003)       (19,492)
   Proceeds from stock option exercises                                1,969          2,236
   Excess tax benefit from stock-based compensation                    1,970          2,737
   Repurchase of treasury shares                                      (1,025)          (778)
                                                                   ---------      ---------
       Net cash (used in) provided by financing activities           (45,769)       217,552
                                                                   ---------      ---------

Cash and cash equivalents
   Net (decrease) increase                                           (96,279)       194,436
   Balance at beginning of year                                      163,006         95,941
                                                                   ---------      ---------
   Balance at end of period                                        $  66,727      $ 290,377
                                                                   =========      =========


Interest paid, net                                                 $  30,215      $  42,646
Income taxes paid, net                                                42,039         27,036



                             See accompanying notes.


                                                          SILGAN HOLDINGS INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF
                                                          STOCKHOLDERS' EQUITY
                                         For the nine months ended September 30, 2009 and 2008
                                                    (Dollars and shares in thousands)
                                                               (Unaudited)


                                            Common Stock                         Accumulated
                                            ------------                            Other                     Total
                                            Shares    Par    Paid-in  Retained  Comprehensive  Treasury   Stockholders'
                                         Outstanding Value   Capital  Earnings  (Loss) Income    Stock       Equity
                                         ----------- -----  --------  --------  -------------  --------   -------------
Balance at December 31, 2007                37,740    $430  $152,629  $392,108     $ 15,064    $(60,148)    $500,083

Comprehensive income:

   Net income                                 --       --       --     107,273         --          --        107,273

   Changes in net prior service
    credit and actuarial losses,
    net of tax provision of $15               --       --       --        --             21        --             21

   Change in fair value of derivatives,
    net of tax provision of $30               --       --       --        --             42        --             42

   Foreign currency translation,
    net of tax provision of $3,507            --       --       --        --         (2,851)       --         (2,851)
                                                                                                            --------
Comprehensive income                                                                                         104,485
                                                                                                            --------

Dividends declared on common stock            --       --       --     (19,492)        --          --        (19,492)

Stock compensation expense                    --       --      2,772      --           --          --          2,772

Stock option exercises, including
 tax benefit of $3,021                         188       2     5,255      --           --          --          5,257

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $277                  35     --       (392)     --           --          (109)        (501)
                                            ------    ----  --------  --------     --------    --------     --------
Balance at September 30, 2008               37,963    $432  $160,264  $479,889     $ 12,276    $(60,257)    $592,604
                                            ======    ====  ========  ========     ========    ========     ========

Balance at December 31, 2008                38,026    $433  $162,568  $497,732     $(75,861)   $(60,294)    $524,578

Comprehensive income:

   Net income                                 --       --       --     134,865         --          --        134,865

   Changes in net prior service
    credit and actuarial losses,
    net of tax provision of $2,758            --       --       --        --          4,191        --          4,191

   Change in fair value of derivatives,
    net of tax benefit of $1,841              --       --       --        --         (2,401)       --         (2,401)

   Foreign currency translation,
    net of tax benefit of $113                --       --       --        --          9,685        --          9,685
                                                                                                            --------
Comprehensive income                                                                                         146,340
                                                                                                            --------

Dividends declared on common stock            --       --       --     (22,003)        --          --        (22,003)

Stock compensation expense                    --       --      3,680      --           --          --          3,680

Stock option exercises, including
 tax benefit of $2,233                         142       1     4,201      --           --          --          4,202

Net issuance of treasury stock for
 vested restricted stock units,
 including tax benefit of $261                  45     --       (610)     --           --          (154)        (764)
                                            ------    ----  --------  --------     --------    --------     --------
Balance at September 30, 2009               38,213    $434  $169,839  $610,594     $(64,386)   $(60,448)    $656,033
                                            ======    ====  ========  ========     ========    ========     ========

                                                         See accompanying notes.

                                                                  -7-

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


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

We have evaluated events subsequent to September 30, 2009 for recognition through November 9, 2009, the issuance date of the accompanying condensed consolidated financial statements.

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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2009 assessment performed during the third quarter.

Recently  Adopted  Accounting  Pronouncements.   In  June  2009,  the  Financial
Accounting Standards Board, or FASB, confirmed that the FASB Accounting Standards Codification, or the Codification, was the single official source of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Codification, which changed the referencing of financial accounting standards and superseded authoritative guidance, was effective for interim and annual financial periods ending after September 15, 2009. The Codification was not intended to change existing GAAP. We have conformed our financial statements and related notes to the Codification beginning with this Quarterly Report.

In September 2006, the FASB issued a standard that establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. As of January 1, 2009, we completed the adoption of this standard which did not have a significant effect on our financial position, results of operations or cash flows. See Note 6 for further information.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 1.           Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements. (continued)

In December 2007, the FASB issued a standard on business combinations which retains the fundamental requirements in existing GAAP that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. This standard also requires that acquisition-related costs be recognized separately from the acquisition. This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, this standard requires that any changes in an acquired deferred tax account or related valuation allowance that occur after January 1, 2009 will be recognized as adjustments to income tax expense. The initial adoption of this standard did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods.

In March 2008, the FASB issued a standard which requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing GAAP and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This standard was effective for us on January 1, 2009, and the adoption of it did not have an effect on our financial position, results of operations or cash flows. See Note 6 for additional disclosures required under this standard.

In April 2009, the FASB issued a standard which requires disclosures about the fair value of financial instruments for interim reporting periods. This standard was effective for us beginning with our quarter ending June 30, 2009, and the adoption of it did not have an effect on our financial position, results of operations or cash flows. See Note 6 for additional disclosures required under this standard.

Recently Issued Accounting Pronouncement. In December 2008, the FASB issued a standard which requires enhanced disclosures about plan assets in an employer's defined benefit pension and other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This standard will apply to our plan asset disclosures for the fiscal year ending December 31, 2009. We are currently evaluating the disclosure implications of this standard, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 2.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs. Activity in our rationalization reserves since December 31, 2008 is summarized as follows:

                                                              Employee         Plant
                                                              Severance         Exit
                                                            and Benefits       Costs       Total
                                                            ------------       -----       -----
                                                                      (Dollars in thousands)
Balance at December 31, 2008
----------------------------
2001 Fairfield Rationalization Plan                            $  --          $  168      $   168
2006 Rationalization Plans                                      3,661            --         3,661
2008 Rationalization Plans                                        949            875        1,824
                                                               ------         ------      -------
Balance at December 31, 2008                                    4,610          1,043        5,653

Activity for the Nine Months Ended September 30, 2009
-----------------------------------------------------
2001 Fairfield Rationalization Plan Reserves Established          --              62           62
2001 Fairfield Rationalization Plan Reserves Utilized             --            (155)        (155)
2006 Rationalization Plan Reserves Utilized                      (171)           --          (171)
2008 Rationalization Plan Reserves Established                     42            145          187
2008 Rationalization Plan Reserves Utilized                      (771)          (460)      (1,231)
2009 Rationalization Plan Reserves Established                  1,242            --         1,242
2009 Rationalization Plan Reserves Utilized                      (353)           --          (353)
                                                               ------         ------      -------
Total Activity                                                    (11)          (408)        (419)

Balance at September 30, 2009
-----------------------------
2001 Fairfield Rationalization Plan                               --              75           75
2006 Rationalization Plans                                      3,490            --         3,490
2008 Rationalization Plans                                        220            560          780
2009 Rationalization Plan                                         889            --           889
                                                               ------         ------      -------
Balance at September 30, 2009                                  $4,599         $  635      $ 5,234
                                                               ======         ======      =======

2009 Rationalization Plan
-------------------------

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.3 million for employee severance and benefit costs were recognized through September 2009.
Cash payments of $0.4 million were paid as of September 30, 2009. Cash payments of $0.9 million are expected to be paid through the first quarter of 2010.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 2.           Rationalization Charges (continued)

2008 Rationalization Plans
--------------------------

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the nine months ended September 30, 2009, we recognized $0.2 million of rationalization costs and made cash payments of $1.2 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values. We expect to recognize additional charges under these plans of $0.2 million during 2009. Remaining aggregate cash payments of $1.0 million are expected during the remainder of 2009.

2006 Rationalization Plans
--------------------------

In 2006, we announced plans to exit our St. Paul, Minnesota and Stockton, California metal food container manufacturing facilities. These plans have been fully implemented and substantially all costs have been recognized. We have ceased operations at these facilities. We expect to sell both buildings for estimated proceeds at or in excess of their net book value. Remaining cash payments of $3.5 million are expected in 2009 and thereafter.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

                                  Sept. 30,        Sept. 30,       Dec. 31,
                                    2009             2008            2008
                                    ----             ----            ----
                                            (Dollars in thousands)

Accrued liabilities                $2,357           $2,826          $2,671
Other liabilities                   2,877            3,165           2,982
                                   ------           ------          ------
                                   $5,234           $5,991          $5,653
                                   ======           ======          ======

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 3.           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders' Equity. Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

                                                              Sept. 30,        Sept. 30,        Dec. 31,
                                                                2009             2008             2008
                                                                ----             ----             ----
                                                                        (Dollars in thousands)
Foreign currency translation                                  $ 21,881         $ 29,765         $ 12,196
Change in fair value of derivatives                             (9,561)           1,881           (7,160)
Unrecognized net periodic pension and
 other postretirement benefit costs:
   Net prior service credit                                      6,699            4,147            6,845
   Net actuarial loss                                          (83,405)         (23,517)         (87,742)
                                                              --------         --------         --------
Accumulated other comprehensive
 (loss) income                                                $(64,386)        $ 12,276         $(75,861)
                                                              ========         ========         ========


Note 4.           Inventories

Inventories consisted of the following:
                                                              Sept. 30,        Sept. 30,        Dec. 31,
                                                                2009             2008             2008
                                                                ----             ----             ----
                                                                        (Dollars in thousands)
Raw materials                                                 $ 85,715         $ 87,717         $110,480
Work-in-process                                                 76,450           72,058           72,078
Finished goods                                                 254,094          278,577          237,080
Spare parts and other                                           15,900           15,535           15,492
                                                              --------         --------         --------
                                                               432,159          453,887          435,130
Adjustment to value domestic inventory
 at cost on the LIFO method                                    (59,164)         (54,421)         (58,144)
                                                              --------         --------         --------
                                                              $372,995         $399,466         $376,986
                                                              ========         ========         ========

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 5.           Long-Term Debt

Long-term debt consisted of the following:

                                                         Sept. 30,        Sept. 30,        Dec. 31,
                                                           2009             2008             2008
                                                           ----             ----             ----
                                                                   (Dollars in thousands)
Bank debt
    Bank revolving loans                                 $ 27,000        $  315,149        $  --
    Bank A term loans                                     121,765           345,000         284,118
    Bank B term loans                                      40,621            41,477          41,049
    Canadian term loans                                    76,648            86,112          72,122
    Euro term loans                                       185,828           286,020         256,860
    Other foreign bank revolving and term loans            29,529            29,332          30,764
                                                         --------        ----------        --------
       Total bank debt                                    481,391         1,103,090         684,913
                                                         --------        ----------        --------

7 1/4% Senior Notes, net of unamortized discount          243,466             --              --
6 3/4% Senior Subordinated Notes                          200,000           200,000         200,000
                                                         --------        ----------        --------
       Total other debt                                   443,466           200,000         200,000
                                                         --------        ----------        --------

Total debt                                                924,857         1,303,090         884,913
    Less current portion                                   56,529           436,546         158,877
                                                         --------        ----------        --------
                                                         $868,328        $  866,544        $726,036
                                                         ========        ==========        ========

The aggregate annual principal maturities of our term loans under our senior secured credit facility, or the Credit Agreement, 7 1/4% Senior Notes and 6 3/4%
Senior Subordinated Notes are as follows (dollars in thousands, non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date):


                  2010                           $ 14,598
                  2011                            218,081
                  2012                            192,183
                  2013                            200,000
                  Thereafter                      250,000
                                                 --------
                                                 $874,862
                                                 ========

At September 30, 2009, amounts expected to be repaid within one year consisted of $27.0 million of bank revolving loans related primarily to seasonal working capital needs and $29.5 million of foreign bank revolving and term loans.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 6.           Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents (primarily invested in U.S. Treasury instruments), trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2009:

                                                   Carrying            Fair
                                                    Amount             Value
                                                    ------             -----
                                                     (Dollars in thousands)
      Bank debt                                    $481,391          $481,391
      7 1/4% Notes                                  243,466           251,875
      6 3/4% Senior Subordinated Notes              200,000           199,500
      Interest rate swap agreements                  15,838            15,838
      Natural gas swap agreements                       503               503

Fair Value Measurements
-----------------------

Financial Instruments Measured at Fair Value

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP classifies the inputs used to measure fair value into a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities that are measured on a recurring basis at September 30, 2009 consist of our interest rate and natural gas swap agreements. We measured the fair value of these swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments are classified within Level 2.

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

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 6.           Financial Instruments (continued)

Derivative Instruments and Hedging Activities
---------------------------------------------

Effective January 1, 2009, we adopted the standard which requires expanded disclosure about our derivative instruments and hedging activities. We account for derivative financial instruments under GAAP which requires all derivatives to be recorded in the Condensed Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. During the first nine months of 2009, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2009 was recorded in our Condensed Consolidated Balance Sheet as a liability of $16.3 million, of which $9.2 million was included in accrued liabilities and $7.1 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the nine months ended September 30, 2009 was a loss of $4.3 million, net of income taxes. We estimate that we will reclassify losses of $5.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 6.           Financial Instruments (continued)

Interest Rate Swap Agreements
-----------------------------

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At September 30, 2009, the aggregate notional principal amount of our outstanding interest rate swap agreements was $281.1 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). In connection with the prepayment of certain installments of Euro term loans as discussed in Note 5, we settled (euro)10 million of notional principal amount of outstanding Euribor interest rate swap agreements.

The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income. For the nine months ended September 30, 2009, net payments under our interest rate swap agreements were $5.4 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements
---------------------------

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. At September 30, 2009, the aggregate notional principal amount of our natural gas swap agreements was 672,100 MMBtu of natural gas with fixed prices ranging from $4.340 to $8.115 per MMBtu, which hedges approximately 26 percent of our estimated twelve month exposure to fluctuations in natural gas prices. For the nine months ended September 30, 2009, net payments under our natural gas swap agreements were $2.1 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk
-----------------------------------

In an effort to minimize foreign currency exchange rate risk, we have financed our 2006 acquisitions of the White Cap closures operations and Cousins-Currie Limited with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. Foreign currency losses recognized as net investment hedges included in accumulated other comprehensive (loss) income for the nine months ended September 30, 2009 were $0.3 million, net of a deferred tax benefit of $0.1 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 7.           Retirement Benefits

The components of the net periodic pension benefits costs are as follows:


                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                  Sept. 30,  Sept. 30,        Sept. 30,   Sept. 30,
                                                    2009       2008             2009        2008
                                                    ----       ----             ----        ----
                                                               (Dollars in thousands)
Service cost                                      $ 3,734    $ 2,665          $ 10,420    $  9,450
Interest cost                                       6,739      6,758            20,712      20,324
Expected return on plan assets                     (6,272)    (7,873)          (18,918)    (23,049)
Amortization of prior service cost                    577        604             1,684       1,725
Amortization of actuarial losses                    2,289        155             7,052         315
Curtailment expense                                  --           83              --            83
                                                  -------    -------          --------    --------
Net periodic benefit cost                         $ 7,067    $ 2,392          $ 20,950    $  8,848
                                                  =======    =======          ========    ========


The components of the net periodic other postretirement benefits costs are as follows:


                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                  Sept. 30,  Sept. 30,        Sept. 30,   Sept. 30,
                                                    2009       2008             2009        2008
                                                    ----       ----             ----        ----
                                                               (Dollars in thousands)
Service cost                                       $ 181      $ 170            $   586     $   630
Interest cost                                        656        797              2,188       2,446
Amortization of prior service credit                (644)      (659)            (1,923)     (1,808)
Amortization of actuarial (gains) losses             (30)        70                136         214
Curtailment gain                                     --        (455)              --          (455)
                                                   -----      -----            -------     -------
Net periodic benefit cost (credit)                 $ 163      $ (77)           $   987     $ 1,027
                                                   =====      =====            =======     =======


As  previously  disclosed in our  consolidated  financial  statements  and notes thereto  included in our Annual Report on Form 10-K for the year ended  December
31, 2008, there are no material  minimum  required  contributions to our pension
plans  in  2009.  Based  on  our  current  funded  status,   we  made  voluntary
contributions  of $23.4  million to our pension  benefit  plans in 2009.  To the extent they are tax deductible,  we may make additional voluntary  contributions to our pension benefit plans during the remainder of 2009.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 8.        Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has commenced an examination of Silgan's income tax return for the periods ended December 31, 2004 through December 31, 2007. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.


Note 9.        Dividends

In each of March, June and September of 2009, we paid quarterly cash dividends on our common stock of $0.19 per share, as approved by our Board of Directors. The cash payments related to these dividends totaled $22.0 million.


Note 10.       Treasury Stock

During the first nine months of 2009, we issued 65,700 treasury shares which had an average cost of $13.25 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 20,827 shares of our common stock at an average cost of $49.18 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2009, 5,218,122 shares were held in treasury.


Note 11.       Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2009, 133,200 restricted stock units were granted to certain of our officers and key employees. The fair value of these restricted stock units at the grant date was $6.5 million, which is being amortized ratably over the five-year vesting period from the grant date. In addition, in the third quarter of 2009, 125,000 restricted stock units were granted to certain of our officers that are subject to forfeiture unless certain performance criteria for the year ended December 31, 2010 is achieved. These restricted stock units vest at the conclusion of the five-year period from the grant date. The fair value of these restricted stock units at the grant date was $6.3 million, which is being amortized ratably over the five-year vesting period from the grant date.

In May 2009, we granted 6,702 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant. The fair value of these restricted stock units at the date of grant was $0.3 million.

                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 11.       Stock-Based Compensation (continued)

At our annual meeting of stockholders held on May 26, 2009, our stockholders approved the Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the 2004 Stock Incentive Plan, which, among other things, increased the number of shares of our Common Stock available for awards under the 2004 Stock Incentive Plan by an additional 1,500,000 shares. The total number of shares available for issuance under the 2004 Stock Incentive Plan as of September 30, 2009 was 1,739,016.

                                          SILGAN HOLDINGS INC.
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Information at September 30, 2009 and 2008 and for the
                             three and nine months then ended is unaudited)


Note 12.       Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

                                              Metal Food                 Plastic
                                              Containers    Closures    Containers   Corporate       Total
                                              ----------    --------    ----------   ---------       -----
                                                                  (Dollars in thousands)
Three Months Ended September 30, 2009
-------------------------------------

Net sales                                     $  716,527    $166,349     $133,661     $  --       $1,016,537
Depreciation and amortization(1)                  16,680       7,046       11,634         422         35,782
Rationalization charges                             --            15           98        --              113
Segment income from operations                   104,193      24,247        2,633      (3,203)       127,870

Three Months Ended September 30, 2008
-------------------------------------

Net sales                                     $  617,369    $184,329     $162,601     $  --       $  964,299
Depreciation and amortization(2)                  16,569       7,954       11,586         420         36,529
Rationalization (credit) charges                    (507)      2,821           94        --            2,408
Segment income from operations                    76,639      17,110        9,066      (3,178)        99,637

Nine Months Ended September 30, 2009
------------------------------------

Net sales                                     $1,493,499    $463,275     $404,701     $  --       $2,361,475
Depreciation and amortization(1)                  51,335      21,005       34,554       1,263        108,157
Rationalization charges                             --         1,341          150        --            1,491
Segment income from operations                   172,619      60,794       22,994      (9,914)       246,493

Nine Months Ended September 30, 2008
------------------------------------

Net sales                                     $1,346,062    $531,701     $501,650     $  --       $2,379,413
Depreciation and amortization(2)                  48,599      23,044       34,400       1,263        107,306
Rationalization charges                            2,783       6,090          928        --            9,801
Segment income from operations                   134,811      53,388       35,244      (9,021)       214,422

-------------

     (1) Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2009, respectively.
     (2) Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively.


                              SILGAN HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information at September 30, 2009 and 2008 and for the
                 three and nine months then ended is unaudited)


Note 12.       Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

                                                 Three Months Ended         Nine Months Ended
                                                 ------------------         -----------------
                                                Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                  2009         2008         2009         2008
                                                  ----         ----         ----         ----
                                                             (Dollars in thousands)
   Total segment income from operations         $127,870     $99,637      $246,493     $214,422
   Interest and other debt expense                13,724      15,100        37,050       46,215
                                                --------     -------      --------     --------
   Income before income taxes                   $114,146     $84,537      $209,443     $168,207
                                                ========     =======      ========     ========


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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

                                                           Three Months Ended           Nine Months Ended
                                                           ------------------           -----------------
                                                          Sept. 30,    Sept. 30,      Sept. 30,    Sept. 30,
                                                            2009         2008           2009         2008
                                                            ----         ----           ----         ----
Net sales
 Metal food containers                                      70.5%        64.0%          63.2%        56.6%
 Closures                                                   16.4         19.1           19.7         22.3
 Plastic containers                                         13.1         16.9           17.1         21.1
                                                           -----        -----          -----        -----
   Consolidated                                            100.0        100.0          100.0        100.0
Cost of goods sold                                          83.6         85.3           84.4         85.7
                                                           -----        -----          -----        -----
Gross profit                                                16.4         14.7           15.6         14.3
Selling, general and administrative expenses                 3.8          4.1            5.1          4.9
Rationalization charges                                      --           0.3            0.1          0.4
                                                           -----        -----          -----        -----
Income from operations                                      12.6         10.3           10.4          9.0
Interest and other debt expense                              1.4          1.5            1.5          1.9
                                                           -----        -----          -----        -----
Income before income taxes                                  11.2          8.8            8.9          7.1
Provision for income taxes                                   4.0          3.3            3.2          2.6
                                                           -----        -----          -----        -----
Net income                                                   7.2%         5.5%           5.7%         4.5%
                                                           =====        =====          =====        =====

Summary  unaudited  results of  operations  for the three and nine months ended
September 30, 2009 and 2008 are provided below.
                                                           Three Months Ended           Nine Months Ended
                                                           ------------------           -----------------
                                                          Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            2009         2008          2009          2008
                                                            ----         ----          ----          ----
                                                                        (Dollars in millions)
Net sales
    Metal food containers                                 $  716.5      $617.4       $1,493.5      $1,346.1
    Closures                                                 166.3       184.3          463.3         531.7
    Plastic containers                                       133.7       162.6          404.7         501.6
                                                          --------      ------        -------      --------
      Consolidated                                        $1,016.5      $964.3       $2,361.5      $2,379.4
                                                          ========      ======       ========      ========

Income from operations
    Metal food containers (1)                             $  104.2      $ 76.6       $  172.6      $  134.8
    Closures (2)                                              24.3        17.1           60.8          53.4
    Plastic containers (3)                                     2.6         9.1           23.0          35.2
    Corporate                                                 (3.2)       (3.2)          (9.9)         (9.0)
                                                          --------      ------       --------      --------
      Consolidated                                        $  127.9      $ 99.6       $  246.5      $  214.4
                                                          ========      ======       ========      ========
-------------

     (1) Includes a rationalization credit of $0.5 million and rationalization charges of $2.8 million for the three and nine months ended September
          30, 2008, respectively.
     (2) Includes rationalization charges of $2.8 million for the three months ended September 30, 2008 and rationalization charges of $1.3 million and $6.1 million for the nine months ended September 30, 2009 and 2008, respectively.
     (3) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2009 and 2008 and $0.2 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Overview. Consolidated net sales were $1,016.5 million in the third quarter of 2009, representing a 5.4 percent increase as compared to the third quarter of 2008 primarily as a result of higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs and higher unit volumes in the metal food container business, partially offset by lower average selling prices in the plastic container business largely attributable to the pass through of lower resin prices, lower volumes in the plastic container and closures businesses and the impact of unfavorable foreign currency translation. Income from operations for the third quarter of 2009 of $127.9 million increased by $28.3 million, or 28.4 percent, as compared to the same period in 2008 due to higher unit volumes in the metal food container business, effective cost control and manufacturing efficiencies and lower year-over-year rationalization charges, partially offset by the impact from lower unit volumes in the plastic container and closures businesses, increased pension expense and the unfavorable effect from the lagged pass through of recent resin price increases. Results for 2008 included rationalization charges of $2.4 million. Net income for the third quarter of 2009 was $73.5 million, or $1.91 per diluted share, as compared to $52.8 million, or $1.38 per diluted share, for the same period in 2008.

Net Sales. The $52.2 million increase in consolidated net sales in the third quarter of 2009 as compared to the third quarter of 2008 was the result of higher net sales in the metal food container business, partially offset by lower net sales in the plastic container and closures businesses.

Net sales for the metal food container business increased $99.1 million, or 16.1 percent, in the third quarter of 2009 as compared to the same period in 2008. This increase was primarily attributable to higher average selling prices as a result of the pass through of higher raw material and other manufacturing costs and higher unit volumes principally due to the favorable size and timing of the seasonal fruit and vegetable pack.

Net sales for the closures business decreased $18.0 million, or 9.8 percent, in the third quarter of 2009 as compared to the same period in 2008. This decrease was primarily the result of lower unit volumes largely attributable to continued soft demand in the single-serve beverage markets and unfavorable foreign currency translation of approximately $4.5 million.

Net sales for the plastic container business in the third quarter of 2009 decreased $28.9 million, or 17.8 percent, as compared to the same period in 2008. This decrease was principally due to the impact of lower average selling prices as a result of the pass through of lower raw material costs, a decline in unit volumes as demand for certain products showed some sign of recovery but overall volumes continued to lag prior year levels and the impact of unfavorable foreign currency translation of approximately $1.3 million.

Gross Profit. Gross profit margin increased 1.7 percentage points to 16.4 percent in the third quarter of 2009 as compared to the same period in 2008 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million to $38.6 million for the third quarter of 2009 as compared to $39.3 million for the same period in 2008. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 3.8 percent for the third quarter of 2009 as compared to 4.1 percent for the same period in 2008.

Income from Operations. Income from operations for the third quarter of 2009 increased by $28.3 million as compared to the third quarter of 2008, and operating margin increased to 12.6 percent from 10.3 percent over the same periods.

Income from operations of the metal food container business for the third quarter of 2009 increased $27.6 million, or 36.0 percent, as compared to the same period in 2008, and operating margin increased to 14.5 percent from 12.4 percent over the same periods. These increases were primarily the result of higher unit volumes, better manufacturing efficiencies and ongoing improvements in cost controls, partially offset by higher pension expense.

Income from operations of the closures business for the third quarter of 2009 increased $7.2 million, or 42.1 percent, as compared to the same period in 2008, and operating margin increased to 14.6 percent from 9.3 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, partially offset by lower unit volumes. The third quarter of 2008 included rationalization charges of $2.8 million principally related to the shut down of the Turkey manufacturing facility.

Income from operations of the plastic container business for the third quarter of 2009 decreased $6.5 million, or 71.4 percent, as compared to the same period in 2008, and operating margin decreased to 1.9 percent from 5.6 percent over the same periods. These decreases were primarily attributable to lower unit volumes, the unfavorable effect from the lagged pass through of recent resin price increases, manufacturing inefficiencies created by shorter production runs and challenges in meeting certain increased demand with reduced plant personnel and higher pension expense, partially offset by ongoing cost reductions.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2009 decreased $1.4 million to $13.7 million as compared to the same period in 2008. This decrease was primarily due to lower average debt balances outstanding in the third quarter of 2009 as compared to the same period in 2008, partially offset by slightly higher interest rates largely as a result of the issuance of the 7 1/4% Notes in May 2009.

Provision for Income Taxes. The effective tax rate for the third quarter of 2009 was 35.6 percent as compared to 37.5 percent in the same period of 2008. The effective tax rate for the third quarter of 2008 was negatively impacted by a $1.2 million valuation allowance against tax positions in Turkey related to our decision to close the operating facility.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Overview. Consolidated net sales were $2.36 billion in the first nine months of 2009, representing a 0.8 percent decrease as compared to the first nine months of 2008 primarily due to lower unit volumes in the plastic container and closures businesses, lower average selling prices in the plastic container business largely attributable to the pass through of lower resin prices and unfavorable foreign currency translation, partially offset by higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs and higher unit volumes in the metal food container business. Income from operations for the first nine months of 2009 increased by $32.1 million, or 15.0 percent, as compared to the same period in 2008 as a result of higher unit volumes in the metal food container business, improved manufacturing efficiencies and ongoing cost controls across all businesses and lower rationalization charges. This increase was partially offset by lower unit volumes in the plastic container and closures businesses, higher pension expense and the impact of management fee income of approximately $2.0 million recognized in the first quarter of 2008 from the pre-acquisition management of the Brazilian White Cap closures operations. The results for the first nine months of 2009 and 2008 included rationalization charges of $1.5 million and $9.8 million, respectively. Net income for the first nine months of 2009 was $134.9 million, or $3.51 per diluted share, as compared to $107.3 million, or $2.80 per diluted share, for the same period in 2008.

Net Sales. The $17.9 million decrease in consolidated net sales in the first nine months of 2009 as compared to the first nine months of 2008 was due to lower net sales in the plastic container and closures businesses, partially offset by higher net sales in the metal food container business.

Net sales for the metal food container  business  increased  $147.4 million,  or
11.0 percent, in the first nine months of 2009 as compared to the same period in 2008. This increase was primarily attributable to higher average selling prices due to the pass through of inflation in raw material and other manufacturing costs and higher unit volumes.

Net sales for the closures business in the first nine months of 2009 decreased $68.4 million, or 12.9 percent, as compared to the same period in 2008. This decrease was primarily the result of a decrease in unit volumes largely attributable to softer demand in the single-serve beverage markets as a result of the current economic environment and the customer buy ahead of metal closures in the fourth quarter of 2008 and unfavorable foreign currency translation of approximately $24.0 million.

Net sales for the plastic container business in the first nine months of 2009 decreased $96.9 million, or 19.3 percent, as compared to the same period in 2008. This decrease was primarily due to lower average selling prices as a result of the pass through of lower resin prices, a decline in unit volumes attributable to the ongoing weakness in demand and the impact of unfavorable foreign currency translation of approximately $12.3 million.

Gross Profit. Gross Profit margin increased 1.3 percentage points to 15.6 percent for the first nine months of 2009 as compared to the same period in 2008 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million to $119.9 million for the nine months ended September 30, 2009 as compared to $115.2 million for the same period in 2008. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.1 percent for the first nine months of 2009 as compared to 4.9 percent for the same period in 2008. These increases were primarily due to the recognition in the first quarter of 2008 of management fee income of approximately $2.0 million from the management of the Brazilian White Cap closures operations until it was acquired from Amcor Limited in April 2008 and higher pension expense in 2009.

Income from Operations. Income from operations for the first nine months of 2009 increased by $32.1 million, or 15.0 percent, as compared to the first nine months of 2008, and operating margin increased to 10.4 percent from 9.0 percent over the same periods.

Income from operations of the metal food container business for the first nine months of 2009 increased $37.8 million, or 28.0 percent, as compared to the same period in 2008, and operating margin increased to 11.6 percent from 10.0 percent over the same periods. These increases were primarily the result of improved manufacturing efficiencies and ongoing cost controls, higher unit volumes and lower rationalization charges. These increases were partially offset by the impact of higher pension expense and increased depreciation expense. The first nine months of 2008 included total rationalization charges of $2.8 million related to ongoing costs to exit the St. Paul, Minnesota manufacturing facility as well as costs incurred for the shutdown of the Tarrant, Alabama manufacturing facility.

Income from operations of the closures business for the first nine months of 2009 increased $7.4 million, or 13.9 percent, as compared to the same period in 2008, and operating margin increased to 13.1 percent from 10.0 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, partially offset by lower unit volumes and the year-over-year impact of the management fee income from the Brazilian White Cap closures operation of approximately $2.0 million recognized in the first quarter of 2008. Rationalization charges of $1.3 million were recognized in the first nine months of 2009 for a reduction in workforce at the operating facility in Germany. The first nine months of 2008 included rationalization charges of $6.1 million principally related to the shut down of the Turkey manufacturing facility and the consolidation of various administrative positions in Europe.

Income from operations of the plastic container business for the first nine months of 2009 decreased $12.2 million, or 34.7 percent, as compared to the same period in 2008, and operating margin decreased to 5.7 percent from 7.0 percent over the same periods. These decreases were primarily attributable to lower unit volumes, a less favorable mix of products sold and higher pension expense, partially offset by the net positive effect in 2009 from the lagged pass through of resin price decreases in the first quarter of 2009 in excess of the lagged pass through of resin price increases in the second and third quarters of 2009, ongoing focus on cost reductions and lower rationalization charges. The first nine months of 2008 included rationalization charges of $0.9 million related to the shutdown of the Richmond, Virginia manufacturing facility.

Interest and Other Debt Expense. Interest and other debt expense for the first nine months of 2009 decreased $9.1 million to $37.1 million as compared to the same period in 2008. This decrease resulted primarily from lower outstanding debt balances, partially offset by the impact of slightly higher interest rates largely due to the issuance of the 7 1/4% Notes in May 2009. The net proceeds from this issuance were utilized to prepay all of the 2009 term loan installment payments and substantially all of the 2010 term loan installment payments due under the Credit Agreement. As a result of these prepayments, we incurred a loss on early extinguishment of debt for the write off of debt issuance costs of $0.7 million.

Provision for Income Taxes. The effective tax rate for the first nine months of 2009 was 35.6 percent as compared to 36.2 percent in the same period of 2008. The decrease in the effective tax rate was primarily a result of lower average statutory rates in 2009.

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

For the nine months ended September 30, 2009, we used cash on hand of $96.3 million, cash from operations of $18.7 million, net borrowings of revolving loans of $25.1 million, proceeds from the issuance of the 7 1/4% Notes of $243.2 million and net proceeds from stock-based compensation issuances of $2.9 million to fund the repayment of term loans of $237.9 million, net capital expenditures of $69.2 million, decreases in outstanding checks of $51.8 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $22.0 million.

For the nine months ended September 30, 2008, we used cash from operations of $78.0 million, net borrowings of revolving loans of $319.4 million, other debt borrowings of $8.0 million and net proceeds from stock-based compensation issuances of $4.2 million to fund net capital expenditures of $86.6 million, our acquisitions of the metal vacuum closures operations of Grup Vemsa 1857, S.L. and the White Cap Brazil operations for $14.5 million, net of cash acquired, decreases in outstanding checks of $91.6 million, the repayment of debt of $3.0 million and dividends paid on our common stock of $19.5 million and to increase cash and cash equivalents by $194.4 million. Our cash and cash equivalents balance at September 30, 2008 of $290.4 million reflected our decision to borrow an additional $200.0 million of revolving loans under our Credit Agreement to ensure access to liquidity during a period of uncertainty in the credit markets.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our incremental peak seasonal working capital requirements were approximately $300 million, which were funded through a combination of revolving loans under our Credit Agreement and cash on hand.

At September 30, 2009, we had $27.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of our revolving loan facility under the Credit Agreement at September 30, 2009 was $395.7 million. We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes.

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

There can be no assurance that we will be able to effect any such refinancing, and, if we are able to, we may not be able to do so on the same terms (including interest rates) as under the Credit Agreement. Our ability to effect any such transactions and the terms thereof (including interest rates) will depend on a variety of factors, including the condition of the credit markets, which have experienced substantial disruptions to liquidity and credit availability in recent periods; our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors (including the state of the economy and other factors beyond our control) affecting our business and operations; the timing of such transactions; and the amount of debt to be refinanced.

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

Rationalization Charges

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total estimated charges related to this plan of $1.3 million for employee severance and benefit costs were recognized through September 2009.

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Through December 31, 2008, we recognized an aggregate of $10.7 million of rationalization costs under these plans and terminated 200 employees. As of December 31, 2008, these plans were substantially completed. During the nine months ended September 30, 2009, we recognized $0.2 million of rationalization costs and made cash payments of $1.2 million related to these plans. We have ceased operations at these three facilities and expect to sell the owned facilities for proceeds at or in excess of their respective net book values.

Under our rationalization plans, we made cash payments of $1.9 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively. Total future cash spending of $5.4 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued a standard on business combinations which retains the fundamental requirements in existing GAAP that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. This standard also requires that acquisition-related costs be recognized separately from the acquisition. This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, this standard requires that any changes in an acquired deferred tax account or related valuation allowance that occur after January 1, 2009 will be recognized as adjustments to income tax expense. The initial adoption of this standard did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods.


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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 included elsewhere in this Quarterly Report.


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


Part II.  Other Information


Item 1.   Legal Proceedings

Refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.


Item 6.   Exhibits

Exhibit Number                            Description
--------------                            -----------

   12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2009 and 2008.

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




                                                    SILGAN HOLDINGS INC.



Dated:  November 9, 2009                            /s/ Robert B. Lewis
                                                    ----------------------------
                                                    Robert B. Lewis
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                         EXHIBIT
-----------                         -------

    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2009 and 2008.

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