Form 10-K
period 2009-12-31
SILGAN HOLDINGS INC
filed 2010-03-01
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.311 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 38,285,414.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $3.07 billion in 2009. Our products are used for a wide variety of end markets and we operate 66 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food;

•	metal, composite and plastic vacuum closures for food and beverage products; and

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2009 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2009, our metal food container business had net sales of $1.92 billion (approximately 62.5 percent of our consolidated net sales) and income from operations of $206.4 million (approximately 66.2 percent of our consolidated income from operations excluding corporate expense).

We are also a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to six other manufacturers for various markets we do not serve directly. For 2009, our closures business had net sales of $609.1 million (approximately 19.9 percent of our consolidated net sales) and income from operations of $74.1 million (approximately 23.8 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2009, our plastic container business had net sales of $541.5 million (approximately 17.6 percent of our consolidated net sales) and income from operations of $31.3 million (approximately 10.0 percent of our consolidated income from operations excluding corporate expense).

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2010 approximately 90 percent of our projected metal food container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-three businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2009. Through acquisitions, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $609.1 million in 2009. We have also grown our market position in the plastic container business since 1987, with net sales increasing more than sixfold to $541.5 million in 2009. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers, steel closures and Omni plastic containers
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers

Acquired Business	Year	Products
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

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

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. Since 2007, we have maintained a significant amount of cash and cash equivalents to ensure our access to liquidity. At December 31, 2009, we had $305.8 million of cash and cash equivalents on hand.

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

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made over the last few years, and are continuing to make, significant capital investment in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2009, 60 percent of our metal food containers sold had a Quick Top® easy-open end.

With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. We may pursue further consolidation in these markets. In particular, the closures segment of the consumer goods packaging industry in Europe is highly fragmented, and we intend to pursue further consolidation opportunities in this market. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

We have grown our market position for our plastic container business since 1987, with net sales increasing more than sixfold to $541.5 million in 2009. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In furtherance of such efforts, in 2010 we announced plans to close our Port Clinton, Ohio plastic container manufacturing facility and to consolidate that facility’s operations into other production sites.

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

METAL FOOD CONTAINERS—62.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2009

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2009 of approximately half of the market. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2009, our metal food container business had net sales of $1.92 billion (approximately 62.5 percent of our consolidated net sales) and income from operations of $206.4 million (approximately 66.2 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal food container sales in 2010 will be pursuant to multi-year customer supply arrangements.

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

CLOSURES—19.9 PERCENT OF OUR CONSOLIDATED NET SALES IN 2009

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. We have 14 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to six other manufacturers for various markets we do not serve. For 2009, our closures business had net sales of $609.1 million (approximately 19.9 percent of our consolidated net sales) and income from operations of $74.1 million (approximately 23.8 percent of our consolidated income from operations excluding corporate expense).

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

PLASTIC CONTAINERS—17.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2009

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2009, our plastic container business had net sales of $541.5 million (approximately 17.6 percent of our consolidated net sales) and income from operations of $31.3 million (approximately 10.0 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sixfold.

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

As of February 28, 2010, we operated a total of 66 manufacturing facilities in ten different countries throughout the world that serve the needs of our customers.

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

We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the United States. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. For plastic tubes, we offer all commercially available post-mold decoration technologies. Post-mold decoration includes:

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

Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we have also increased prices to pass through increases in our metal costs. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2010.

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

In 2009, 2008, and 2007, approximately 12 percent of our consolidated net sales were to Campbell in each such year, and approximately 11 percent, 10 percent and 11 percent, respectively, of our consolidated net sales were to Nestlé. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2009 of approximately half of the market. Our largest customers for these products include Campbell, Del Monte, General Mills, Inc., Hill’s Pet Nutrition, Inc., Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Seneca Foods L.L.C. and Treehouse Foods, Inc.

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal food container sales in 2010 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2009 were $307.6 million. Our supply agreement with Nestlé, covering approximately eighty percent of the metal food containers that we supply to Nestlé, continues until December 2013. This supply agreement provides for certain prices and specifies that those prices will be increased or decreased based upon cost change formulas. In addition, we continue to supply the remaining metal food containers that we supply to Nestlé under a separate supply agreement that continues until December 2011.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2009, our net sales of metal food containers to Campbell were $355.0 million.

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

Our largest customers of our closures business include Andros Group, Campbell, The Coca-Cola Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, Nestlé Group, PepsiCo Inc., Schwartau Group, Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although as is common many supply arrangements are negotiated on a year-by-year basis.

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

Our largest customers for our plastic container business include Alberto Culver USA, Inc., Avon Products Inc., The Carriage House Inc., The Clorox Company, Kraft Foods, Inc., L’Oréal, Johnson & Johnson, The Procter & Gamble Company, Treehouse Foods, Inc., Unilever Home and Personal Care North America and Best Foods (units of Unilever, N.V.) and Vi-Jon Inc.

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

EMPLOYEES

As of December 31, 2009, we employed approximately 2,000 salaried and 5,400 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2009, Campbell provided us with approximately 115 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2010 and 2013. As of December 31, 2009, contracts covering approximately 20 percent of our hourly employees in the United States and Canada will expire during 2010. We expect no significant changes in our relations with these unions.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2009, December 31, 2008 and December 31, 2007 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

For the year ended December 31, 2009, our foreign operations for all our businesses generated $430.5 million of net sales, which represents 14 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2009, we had $799.4 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2009, after taking into account letters of credit of $29.7 million, we had $408.3 million and Cdn $14.0 million of revolving loans available to be borrowed under our senior secured credit facility, or our Credit Agreement. Under our Credit

Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2009, we paid $320.7 million in term loan amortization repayments (which includes $237.9 million of term loan amortization repayments paid using the net proceeds from our issuance of $250 million of 7 1/4% Senior Notes due 2016, or the 7 1/4% Notes, in May 2009) and $42.0 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2009, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2009 interest expense by an aggregate of approximately $3.5 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2009.

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

THE RECENT GLOBAL CREDIT AND FINANCIAL CRISIS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Financial markets have experienced substantial disruption including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, a tightening of credit in the financial markets may adversely affect our ability to obtain additional financing in the future, including, if necessary, to fund acquisitions, and our ability to refinance indebtedness under our Credit Agreement (as discussed below). As a result of the current condition of the financial markets, any additional financing that we may obtain and any refinancing of indebtedness under our Credit Agreement may be on terms that are more restrictive than the current terms of our indebtedness and may be at interest rates higher than the current interest rates for our indebtedness. Additionally, any such additional financing would have to be effected in compliance with the agreements governing our then existing indebtedness. Any approval that may be required under our then existing indebtedness for any such additional financing may require us to agree to more restrictive terms and/or higher interest rates for our then existing indebtedness.

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

Outstanding revolving loans, A term loans and certain incremental loans under our Credit Agreement will mature on June 30, 2011, and other incremental loans under our Credit Agreement will mature on June 30, 2012. We will need to repay or refinance this indebtedness and we may need to replace our revolving loan facilities with other facilities for our seasonal and other needs. We may not be able to effect this refinancing and, if we are able to effect this refinancing, we may not be able to do so on the same terms (including interest rates) as under our Credit Agreement. Our ability to effect this refinancing and the terms thereof (including interest rates) will depend on a variety of factors, including:

•	the condition of the credit markets, which have recently experienced substantial disruptions to liquidity and credit availability;

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

WE FACE COMPETITION FROM MANY COMPANIES AND WE MAY LOSE SALES OR EXPERIENCE LOWER MARGINS ON SALES AS A RESULT OF SUCH COMPETITION.

The manufacture and sale of metal and plastic containers and closures is highly competitive. We compete with other manufacturers of metal and plastic containers and closures and manufacturers of alternative packaging products, as well as packaged goods companies who manufacture containers and closures for their own use and for sale to others. We compete primarily on the basis of price, quality and service. To the extent that any of our competitors is able to offer better prices, quality and/or services, we could lose customers and our sales and margins may decline.

Approximately 90 percent of our metal food container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2009 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

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

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2010. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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

WE MAY NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY BY ACQUISITION.

Historically, we have grown predominantly through acquisitions. Our future growth will depend in large part on additional acquisitions of consumer goods packaging businesses. We may not be able to locate or acquire other suitable acquisition candidates consistent with our strategy, and we may not be able to fund future acquisitions because of limitations under our indebtedness or otherwise, including due to the limited availability of funds if the financial markets are impaired.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2009, we employed approximately 5,400 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2010 and 2013. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

In addition, proposed U.S. Congressional legislation, known as The Employee Free Choice Act, or other labor legislation, could make it significantly easier for union organizing drives to be successful and could give third party arbitrators the ability to impose terms, which may be adverse to us, of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our international operations generated approximately $430.5 million, or 14 percent, of our consolidated net sales in 2009, of which approximately $325.3 million was generated by our closures operations in Europe, Asia and South America. As of February 28, 2010, we have a total of nine manufacturing facilities in a total of eight countries in Europe, Asia and South America, serving customers in over 70 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries in a tax efficient manner;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation and currency devaluation in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $303.7 million of goodwill and $32.1 million of trade names recorded on our consolidated balance sheet at December 31, 2009. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2009, Messrs. Silver and Horrigan beneficially owned an aggregate of 11,229,014 shares of our common stock, or approximately 29 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 14,306,180 shares of our common stock in the aggregate (as adjusted for our two-for-one stock split in 2005). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND OUR AMENDED AND RESTATED BY-LAWS COULD HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A MERGER OR ACQUISITION. ANY OF THESE EFFECTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

UPON THE OCCURRENCE OF CERTAIN CHANGE OF CONTROL EVENTS, WE MAY NOT BE ABLE TO SATISFY ALL OF OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT AND INDENTURES.

Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indenture governing our 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes, and the indenture governing the 7 1/4%

Notes, we must make an offer to repurchase the 6 3/4 % Notes and the 7 1/4% Notes, respectively, at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and indentures.

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

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 29 operating facilities for the metal food container business, 14 operating facilities for the closures business and 23 operating facilities for the plastic container business. We own 30 of these facilities and lease 36. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2010 for our metal food container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Kingsburg, CA	54,000	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	284,900	(leased)
Hoopeston, IL	323,600
Rochelle, IL	220,900
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800	(leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100	(leased)
Crystal City, TX	26,000	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	126,000
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2010 for our closures business:

Location	Approximate Building Area (square feet)
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
West Hazleton, PA	151,500	(leased)
Pocos de Caldas, Brazil	39,800
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Niepolomice, Poland	170,100
Niepolomice, Poland	21,500
Torello, Spain	71,900	(leased)
Shanghai, China	49,400
Santa Rosa City, Philippines	75,500	(leased)
Valencia, Venezuela	87,800

Below is a list of our operating facilities, including attached warehouses, as of February 28, 2010 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	187,900	(leased)
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	402,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400	(leased)
Breinigsville, PA	70,000	(leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	77,800	(leased)

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2010, we had 49 holders of record of our common stock.

We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2009, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.17 per share to $0.19 per share. In February 2010, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.21 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under our Credit Agreement and our indentures for the 7 1/4% Notes and the 6 3/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2009
First Quarter	$52.68	$44.64	$0.19
Second Quarter	52.50	43.87	0.19
Third Quarter	52.95	47.91	0.19
Fourth Quarter	58.54	51.60	0.19

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2008
First Quarter	$50.84	$45.94	$0.17
Second Quarter	57.23	48.63	0.17
Third Quarter	57.54	47.39	0.17
Fourth Quarter	50.37	40.40	0.17

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2009. Our consolidated financial statements for the five years ended December 31, 2009 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2009	2008(a)	2007(a)	2006(a)(b)	2005(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,066.8	$3,121.0	$2,923.0	$2,667.5	$2,495.6
Cost of goods sold	2,605.7	2,694.4	2,502.7	2,310.9	2,167.0

Gross profit	461.1	426.6	420.3	356.6	328.6
Selling, general and administrative expenses	161.0	160.7	148.8	131.4	114.7
Rationalization charges	1.5	12.2	5.7	16.4	0.3

Income from operations	298.6	253.7	265.8	208.8	213.6
Interest and other debt expense	49.7	60.1	66.0	59.2	49.4
Loss on early extinguishment of debt	1.3	—	—	0.2	11.2

Interest and other debt expense	51.0	60.1	66.0	59.4	60.6

Income before income taxes	247.6	193.6	199.8	149.4	153.0
Provision for income taxes	88.2	68.6	73.0	48.9	62.7

Net income	$159.4	$125.0	$126.8	$100.5	$90.3

Per Share Data:
Basic net income per share	$4.18	$3.30	$3.37	$2.69	$2.43

Diluted net income per share	$4.14	$3.26	$3.32	$2.65	$2.40

Dividends per share	$0.76	$0.68	$0.64	$0.48	$0.40

Selected Segment Data:
Net sales:
Metal food containers	$1,916.2	$1,786.3	$1,680.4	$1,624.9	$1,609.8
Closures	609.1	682.8	615.2	450.3	275.7
Plastic containers	541.5	651.9	627.4	592.3	610.1
Income from operations:
Metal food containers (c)	206.4	162.2	151.3	133.4	151.4
Closures (d)	74.1	59.8	66.2	49.8	27.3
Plastic containers (e)	31.3	43.8	56.8	36.7	45.4

(continued)

Selected Financial Data

	Year Ended December 31,
	2009	2008(a)	2007(a)	2006(a)(b)	2005(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$99.6	$122.9	$155.0	$121.7	$89.1
Depreciation and amortization (f)	145.3	144.0	138.0	126.2	121.2
Net cash provided by operating activities	322.8	345.4	279.7	221.6	209.1
Net cash used in investing activities	(96.7)	(135.7)	(158.9)	(438.4)	(86.0)
Net cash (used in) provided by financing activities	(83.3)	(142.6)	(41.6)	213.1	(138.1)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$305.8	$163.0	$95.9	$16.7	$20.5
Goodwill	303.7	300.4	310.7	304.4	201.2
Total assets	2,214.4	2,164.3	2,151.7	2,013.5	1,541.5
Total debt	799.4	884.9	992.5	955.6	700.4
Stockholders’ equity	685.8	525.0	507.2	369.6	279.9

Notes to Selected Financial Data

(a)	Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the U.S. plastic container business from last in, first out, or LIFO, to first in, first out, or FIFO, as if such accounting change had occurred as of the beginning of the earliest period presented.
(b)	In 2006, we acquired the White Cap closures operations in Europe and Asia. We subsequently acquired the White Cap closures operations in South America in 2007 and 2008.
(c)	Income from operations of the metal food container business includes rationalization charges of $3.3 million, $5.5 million, $12.1 million in 2008, 2007 and 2006, respectively.
(d)	Income from operations of the closures business includes rationalization charges of $1.3 million and $7.9 million in 2009 and 2008, respectively.
(e)	Income from operations of the plastic container business includes rationalization charges of $0.2 million, $1.0 million, $0.2 million, $4.3 million and $0.3 million in 2009, 2008, 2007, 2006 and 2005, respectively.
(f)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2009. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2009 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

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

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2009, 60 percent of our metal food containers sold had a Quick Top® easy-open end.

With our acquisitions of our closure operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. We may pursue further consolidation in these markets. In particular, the closures segment of the consumer goods packaging industry in Europe is highly fragmented, and we intend to pursue further consolidation opportunities in this market. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures.

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $541.5 million in 2009. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In furtherance of such efforts, in 2010 we announced plans to close our Port Clinton, Ohio plastic container manufacturing facility and to consolidate that facility’s operations into other production sites.

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. Over the past five years, we have invested $588.3 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our two largest customers, Nestlé (through 2013 for approximately 80 percent of our sales to Nestlé and through 2011 for our remaining sales to Nestlé) and Campbell (through 2013). We estimate that in 2010 approximately 90 percent of our projected metal food container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.

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

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted uses. Since 2007, we have maintained a significant amount of cash and cash equivalents to ensure our access to liquidity. At December 31, 2009, we had $305.8 million of cash and cash equivalents on hand.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2009 we had $77.0 million of indebtedness, or 10 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2009, 2008 and 2007, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 16.7 percent, 23.7 percent and 24.8 percent, respectively.

CHANGE IN ACCOUNTING METHOD

In the fourth quarter of 2009, we changed our method of valuing the inventory of our U.S. plastic container business from the LIFO method to the FIFO method. We believe the FIFO method of inventory valuation is preferable for our plastic container business because FIFO provides a better matching of revenues to expenses due to a lag in the pass through of changes in resin costs to customers and enhances the comparability of results to our peers. As a result of this change, all prior year amounts have been retrospectively adjusted as of the beginning of the earliest period presented.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2009 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2008(1)	2007(1)
Operating Data:
Net sales:
Metal food containers	62.5%	57.2%	57.5%
Closures	19.9	21.9	21.0
Plastic containers	17.6	20.9	21.5

Consolidated	100.0	100.0	100.0
Cost of goods sold	85.0	86.4	85.6

Gross profit	15.0	13.6	14.4
Selling, general and administrative expenses	5.2	5.1	5.1
Rationalization charges	0.1	0.4	0.2

Income from operations	9.7	8.1	9.1
Interest and other debt expense	1.6	1.9	2.3

Income before income taxes	8.1	6.2	6.8
Provision for income taxes	2.9	2.2	2.5

Net income	5.2%	4.0%	4.3%

Summary results for our business segments for the years ended December 31, 2009, 2008 and 2007 are provided below.

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(Dollars in millions)
Net sales:
Metal food containers	$1,916.2	$1,786.3	$1,680.4
Closures	609.1	682.8	615.2
Plastic containers	541.5	651.9	627.4

Consolidated	$3,066.8	$3,121.0	$2,923.0

Income from operations:
Metal food containers (2)	$206.4	$162.2	$151.3
Closures (3)	74.1	59.8	66.2
Plastic containers (4)	31.3	43.8	56.8
Corporate	(13.2)	(12.1)	(8.5)

Consolidated	$298.6	$253.7	$265.8

(1)	Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO.
(2)

Includes rationalization charges of $3.3 million and $5.5 million in 2008 and 2007, respectively. You should also read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

(3)

Includes rationalization charges of $1.3 million and $7.9 million in 2009 and 2008, respectively. You should also read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

(4)

Includes rationalization charges of $0.2 million, $1.0 million and $0.2 million in 2009, 2008 and 2007, respectively. You should also read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Overview. Consolidated net sales were $3.067 billion in 2009, representing a 1.7 percent decrease as compared to 2008 primarily as a result of lower average selling prices in the plastic container business largely attributable to the pass through of lower resin prices, lower volumes in the closures and plastic container businesses and the impact of unfavorable foreign currency translation, partially offset by higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs. Income from operations in 2009 increased $44.9 million, or 17.7 percent, as compared to 2008 due primarily to improved manufacturing efficiencies and ongoing cost controls across all businesses and lower rationalization charges, partially offset by increased pension expense and the impact from lower unit volumes in the closures and plastic container businesses. Our results for 2009 and 2008 included rationalization charges of $1.5 million and $12.2 million, respectively. Net income in 2009 increased $34.4 million to $159.4 million as compared to 2008.

Net Sales. The $54.2 million decrease in consolidated net sales in 2009 as compared to 2008 was the result of lower net sales in our closures and plastic container businesses, partially offset by higher net sales in our metal food container business.

Net sales for the metal food container business increased $129.9 million, or 7.3 percent, in 2009 as compared to 2008. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs. Unit volume was essentially flat year-over-year, as volume increases from a favorable fruit and vegetable pack in the third quarter of 2009 were offset by the effect of a buy ahead in the fourth quarter of 2008 as a result of certain customers buying in advance of 2009 raw material price increases.

Net sales for the closures business decreased $73.7 million, or 10.8 percent, as compared to 2008. This decrease was primarily the result of lower unit volumes attributable to demand softness in the single-serve beverage markets and a buy ahead in the fourth quarter of 2008 due to 2009 raw material price increases and unfavorable foreign currency translation of $15.7 million, partially offset by higher pricing for metal closures due to the pass through of higher raw material costs.

Net sales for the plastic container business in 2009 decreased $110.4 million, or 16.9 percent, as compared to 2008. This decrease was principally attributable to the impact of lower average selling prices as a result of the pass through of lower raw material costs, a decline in unit volumes due to general weakness in demand and unfavorable foreign currency translation of $9.1 million.

Gross Profit. Gross profit margin increased to 15.0 percent in 2009 as compared to 13.6 percent in 2008 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million in 2009 as compared to 2008. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.2 percent in 2009 from 5.1 percent in 2008.

Income from Operations. Income from operations for 2009 increased by $44.9 million as compared to 2008, and operating margin increased to 9.7 percent from 8.1 percent over the same periods. Income from operations for 2009 and 2008 included rationalization charges of $1.5 million and $12.2 million, respectively.

Income from operations of the metal food container business for 2009 increased $44.2 million, or 27.3 percent, as compared to 2008, and operating margin increased to 10.8 percent from 9.1 percent over the same periods. These increases were primarily the result of improved manufacturing efficiencies due in part to the significant fruit and vegetable pack volume in the third quarter of 2009, ongoing improvements in cost controls and a decrease in rationalization charges of $3.3 million, partially offset by higher pension and depreciation expense.

Income from operations of the closures business for 2009 increased $14.3 million, or 23.9 percent, as compared to 2008, and operating margin increased to 12.2 percent from 8.8 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, partially offset by lower unit volumes. Rationalization charges were $1.3 million and $7.9 million for the years ended 2009 and 2008, respectively.

Income from operations of the plastic container business for 2009 decreased $12.5 million, or 28.5 percent, as compared to 2008, and operating margin decreased to 5.8 percent from 6.7 percent over the same periods. These decreases were primarily attributable to lower unit volumes and higher pension expense, partially offset by ongoing cost reductions.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2009 decreased $10.4 million to $49.7 million as compared to 2008. This decrease was primarily due to lower average debt balances outstanding in 2009 as compared to 2008, partially offset by slightly higher interest rates largely as a result of the issuance of $250 million aggregate principal amount of the 7 1/4% Notes in May 2009. During 2009, we utilized the net proceeds from this issuance and cash on hand to prepay certain term loan installment payments under the Credit Agreement and foreign debt. As a result of these prepayments, we incurred a loss on early extinguishment of debt of $1.3 million.

Provision for Income Taxes. The effective tax rate for 2009 was 35.6 percent as compared to 35.4 percent in 2008.

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Overview. Consolidated net sales were $3.121 billion in 2008, representing a 6.8 percent increase as compared to 2007 principally due to higher average selling prices across all businesses primarily as a result of the pass through of higher raw material and other manufacturing costs, favorable foreign currency translation and increased volumes in the metal food container and closure businesses, partially offset by a decline in volumes in the plastic container business. Income from operations in 2008 decreased $12.1 million, or 4.6 percent, as compared to 2007 due primarily to inflation in manufacturing and other costs, a $6.5 million increase in rationalization charges and a decrease in unit volumes in the plastic container business, partially offset by the benefits of ongoing cost control and manufacturing efficiencies. Our results for 2008 and 2007 included rationalization charges of $12.2 million and $5.7 million, respectively. Net income in 2008 decreased $1.8 million to $125.0 million as compared to 2007.

Net Sales. The $198.0 million increase in consolidated net sales in 2008 as compared to 2007 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $105.9 million, or 6.3 percent, in 2008 as compared to 2007. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs as well as higher unit volumes partially due to a buy ahead by certain customers in the fourth quarter of 2008 in advance of 2009 raw material price increases.

Net sales for the closures business in 2008 increased $67.6 million, or 11.0 percent, as compared to 2007. This increase was primarily the result of higher unit volumes which included sales from operations acquired in 2008 in Brazil, Spain and China, favorable foreign currency translation of $22.6 million and higher average selling prices due to the pass through of higher raw material costs, partially offset by the impact from weaker demand for single-serve beverage products later in 2008.

Net sales for the plastic container business in 2008 increased $24.5 million, or 3.9 percent, as compared to 2007. This increase was principally attributable to higher average selling prices as a result of the pass through of higher raw material costs, partially offset by lower unit volumes due to general market declines.

Gross Profit. Gross profit margin decreased to 13.6 percent in 2008 as compared to 14.4 percent in 2007 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained unchanged at 5.1 percent in 2008 as compared to 2007. Selling, general and administrative expenses in 2008 increased $11.9 million as compared to 2007 due primarily to the impact of foreign currency and the inclusion of the closures operations acquired in 2008.

Income from Operations. Income from operations for 2008 decreased by $12.1 million as compared to 2007 and operating margin decreased to 8.1 percent from 9.1 percent over the same periods. Income from operations for 2008 and 2007 included rationalization charges of $12.2 million and $5.7 million, respectively.

Income from operations of the metal food container business for 2008 increased $10.9 million, or 7.2 percent, as compared to 2007, and operating margin increased to 9.1 percent from 9.0 percent over the same periods despite the mathematical consequence of passing through significant manufacturing cost inflation to our customers in the form of price increases during the year. The increases in income from operations and operating margin were the result of benefits derived from continued cost control and manufacturing efficiencies, a $2.2 million reduction in rationalization charges in 2008 as compared to 2007 and higher unit volumes, partially offset by the negative effects of a substantial reduction in inventories during the fourth quarter of 2008 and the impact of higher depreciation expense.

Income from operations of the closures business for 2008 decreased $6.4 million, or 9.7 percent, as compared to 2007, and operating margin decreased to 8.8 percent from 10.8 percent over the same periods. These decreases were attributable to rationalization charges of $7.9 million in 2008 related to the shut down of the manufacturing facility in Turkey and the consolidation of various administrative positions in Europe as well as significant inflation in manufacturing and other costs. These decreases were partially offset by rationalization benefits, ongoing cost controls, improved manufacturing efficiencies and higher unit volumes.

Income from operations of the plastic container business for 2008 decreased $13.0 million, or 22.9 percent, as compared to 2007, and operating margin decreased to 6.7 percent from 9.1 percent over the same periods. Income from operations and operating margin decreased primarily as a result of inflation in manufacturing and other costs, a decrease in unit volumes and the negative impact from the lag in passing through resin price increases to customers. These decreases were partially offset by ongoing cost controls, rationalization benefits and improved manufacturing performance.

Interest and Other Debt Expense. Interest and other debt expense for 2008 decreased $5.9 million to $60.1 million as compared to 2007. This decrease was primarily due to lower market interest rates and higher interest income attributable to more cash and cash equivalents held during 2008, partially offset by the effects of higher average borrowings as we maintained higher revolving loan borrowings to ensure access to liquidity in light of general credit market issues.

Provision for Income Taxes. The effective tax rate for 2008 was 35.4 percent as compared to 36.6 percent in 2007. The 2008 effective tax rate benefited from tax credits relating to certain non-recurring state tax incentives and research and development credits, partially offset by a valuation allowance established to offset deferred tax benefits related to net operating losses in Turkey as a result of our decision to close the manufacturing facility in Turkey.

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

In 2009, we used cash from operations of $322.8 million, increases in outstanding checks of $40.9 million, proceeds from the issuance of the 7 1/4% Notes of $243.2 million and net proceeds from stock-based compensation issuances of $4.7 million to fund net payments of foreign revolving loans of $16.8 million, repayment of term loans of $320.7 million, net capital expenditures of $96.7 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $29.4 million and to increase cash and cash equivalents by $142.7 million.

In 2009, changes in working capital and outstanding checks generated cash of $42.6 million as compared to $24.0 million in 2008. This increase was due primarily to strong cash collections of trade accounts receivable in 2009.

In 2008, we used cash from operations of $345.4 million, net borrowings of revolving loans of $3.0 million, other debt borrowings of $10.8 million and net proceeds from stock-based compensation issuances of $5.4 million to fund net capital expenditures of $121.2 million, the repayment of debt of $94.0 million, our acquisitions of the metal vacuum closures operations of Grup Vemsa 1857, S.L. and White Cap operations in Brazil for $14.5 million, net of cash acquired, decreases in outstanding checks of $41.8 million and dividends paid on our common stock of $26.0 million and to increase cash and cash equivalents by $67.1 million.

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

Since 2007, we have maintained a significant amount of cash and cash equivalents to ensure our access to liquidity. Our cash and cash equivalents balance at December 31, 2009 was $305.8 million.

In February 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.21 per share, payable on March 23, 2010 to the holders of record of our common stock on March 9, 2010. The cash payment for this quarterly dividend is expected to be approximately $8.2 million.

At December 31, 2009, we had $799.4 million of total consolidated indebtedness. In addition, at December 31, 2009, after taking into account letters of credit of $29.7 million, we had $408.3 million and Cdn $14.0 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted incremental loan facility in an amount of up to an additional $350 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity on June 30, 2011. At December 31, 2009 and 2008, there were no revolving loans outstanding under our Credit Agreement.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our incremental peak seasonal working capital requirements were approximately $300 million, which were funded through a combination of revolving loans under our Credit Agreement and cash on hand. For 2010, we expect to fund our peak seasonal working capital requirements with cash on hand and revolving loans available under our Credit Agreement. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

In addition to our operating cash needs, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $110 to $140 million;

•

principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $26.1 million in 2010, $178.0 million in 2011, $151.7 million in 2012 and $200.0 million in 2013;

•	cash payments for quarterly dividends on our common stock of approximately $8.2 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2009 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and bank term loans under our Credit Agreement, which bear fluctuating rates of interest, the 6 3/4% Notes and the 7 1/4% Notes;

•	payments of approximately $85 to $95 million for federal, state and foreign tax liabilities in 2010, which may increase annually thereafter; and

•	payments for pension benefit plan contributions which will be dependent on the funded status of our pension benefit plans.

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

Our Credit Agreement and the indentures with respect to the 6 3/4% Notes and the 7 1/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2010 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2009 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$805.8	$26.1	$329.7	$200.0	$250.0
Interest on fixed rate debt (2)	172.4	31.6	63.2	48.1	29.5
Interest on variable rate debt (3)	39.5	13.8	16.0	9.7	—
Operating lease obligations	140.8	27.7	46.2	33.0	33.9
Purchase obligations (4)	9.1	9.1	—	—	—
Other postretirement benefit obligations (5)	43.6	4.6	9.3	9.1	20.6

Total (6)	$1,211.2	$112.9	$464.4	$299.9	$334.0

(1)	These amounts represent expected cash payments of our long-term debt.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)

These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2009.

(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2019.
(6)	Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2010.

At December 31, 2009, we also had outstanding letters of credit of $29.7 million that were issued under our Credit Agreement.

You should also read Notes 7, 8, 9 and 10 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2009, we had $799.4 million of indebtedness outstanding, of which $77.0 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these interest rate swap agreements, we pay fixed rates of interest ranging from 3.9 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as appropriate. These interest rate swap agreements mature as follows: $75 million and Cdn $25 million in 2010, € 20 million in 2011 and €105 million in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total costs related to this plan of $1.3 million for employee severance and benefit costs were recognized in 2009. Cash payments of $1.1 million were paid in 2009. Remaining cash payments of $0.2 million are expected to be paid in the first quarter of 2010.

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations.

In February 2008, we approved and announced to employees a plan to exit our Tarrant, Alabama metal food container manufacturing facility. Our plan included the termination of approximately 35 employees and other related plant exit costs. Total costs of $1.8 million for the rationalization of this facility were recognized in 2008 and consisted of $0.6 million for employee severance and benefits, $0.8 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and all cash has been expended. We expect to sell the building for estimated proceeds at or in excess of its net book value.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan included the termination of approximately 15 employees and other related plant exit costs. The total costs for the rationalization of this facility of $1.1 million consisted of $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized substantially all of these costs in 2008. We have ceased operations at this facility and all cash has been expended.

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans included the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. The total costs for this rationalization of $8.0 million consisted of $4.3 million for employee severance and benefits, $2.4 million for the non-cash write-down in carrying value of assets and $1.3 million for plant exit costs. We recognized substantially all of these costs in 2008 and have ceased operations at the Turkey facility. Remaining cash payments of $0.3 million are expected in 2010.

In 2006, we approved and announced plans to exit our metal food container manufacturing facilities in St. Paul, Minnesota and Stockton, California. Under these plans, we terminated 170 employees and recognized total charges of $19.1 million. We have ceased operations at these facilities and expect to sell the owned facilities for estimated proceeds at or in excess of their respective net book values. Remaining cash payments of $3.1 million are expected in 2010 and thereafter.

Under our rationalization plans, we made cash payments of $3.6 million, $8.5 million and $2.9 million in 2009, 2008 and 2007, respectively. Additional cash spending of approximately $3.6 million is expected for our plans in 2010 and thereafter.

You should also read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.3 million. For 2010, we decreased our domestic discount rate from 6.3 percent to 5.9 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would increase our annual pension expense by approximately $0.9 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2010. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

Historically, we have maintained a strategy of acquiring businesses and enhancing profitability through productivity and cost reduction opportunities. Acquisitions require us to estimate the fair value of the assets acquired and liabilities assumed in the transactions. These estimates of fair value are based on market participant perspectives when available and our business plans for the acquired entities, which include eliminating operating redundancies, facility closings and rationalizations and assumptions as to the ultimate resolution of liabilities assumed. We also continually evaluate the operating performance of our existing facilities and our business requirements and, when deemed appropriate, we exit or rationalize existing operating facilities. Establishing reserves for acquisition plans and facility rationalizations requires the use of estimates. Although we believe that these estimates accurately reflect the costs of these plans, actual costs incurred may differ from these estimates.

Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for impairment require us to make assumptions regarding the expected earnings and cash flows of our reporting units. These assumptions are based on our internal forecasts. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB, issued a standard that establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. As of January 1, 2009, we completed the adoption of this standard which did not have a significant effect on our financial position, results of operations or cash flows. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

In December 2007, the FASB issued a standard on business combinations which retains the fundamental requirements in existing U.S. generally accepted accounting principles, or GAAP, that the purchase method of accounting be used for all business combinations and an acquirer be identified for each business combination. This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest at their fair values at the acquisition date. This standard also requires that acquisition-related costs be recognized separately from the acquisition. This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. In addition, this standard requires that any changes in an acquired deferred tax account or related valuation allowance that occur after January 1, 2009 will be recognized as adjustments to income tax expense. The initial adoption of this standard did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2009 and 2008, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 32 percent and 55 percent of our average outstanding total debt, respectively. In May 2009, we issued $250 million principal amount of the 7 1/4% Notes and utilized the net proceeds from such issuance to prepay variable rate term loans under our Credit Agreement, significantly reducing our variable rate debt. At December 31, 2009, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 10 percent of our outstanding total debt. We manage a significant portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 3, 7 and 8 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2009, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2009 interest expense by an aggregate of approximately $3.5 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2009.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European and Canadian operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities in Turkey, Poland and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We have not utilized external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.

We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. The natural gas swap agreements that we entered into for 2008 were not significant. During 2009, we entered into natural gas swap agreements to hedge approximately 33 percent of our exposure to fluctuations in natural gas prices. As of December 31, 2009, we had entered into natural gas swap agreements to hedge approximately 25 percent of our expected 2010 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 3 and 8 to our Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2009, a ten percent change in natural gas costs would have impacted our 2009 cost of goods sold by approximately $2.1 million, after taking into account our natural gas swap agreements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Silgan Holdings Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

March  1, 2010

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	F-38

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.3	First Amendment to Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

4.1	Indenture, dated as of November 14, 2003, between Silgan Holdings Inc. and National City Bank, N.A., as trustee, with respect to the 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.2	Form of Silgan Holdings Inc. 6 3/4% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated January 13, 2004, Registration Statement No. 333-111893).

4.3	Indenture dated as of May 12, 2009 between Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

4.4	Form of Silgan Holdings Inc. 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated September 10, 2009, Registration Statement No. 333-161837).

4.5	Registration Rights Agreement dated May 12, 2009 between Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Credit Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Morgan Stanley Bank, as Co-Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.3	First Amendment to Credit Agreement and US Pledge Agreement, dated as of December 19, 2005, and effective as of December 22, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 29, 2005, Commission File No. 000-22117).

Exhibit Number	Description
10.4	Second Amendment to the Credit Agreement, dated as of May 23, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

10.5	Third Amendment to Credit Agreement, dated as of December 19, 2006 and effective as of December 20, 2006, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated December 27, 2006, Commission File No. 000-22117).

10.6	Fourth Amendment to Credit Agreement, dated as of April 30, 2009, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan White Cap LLC, Silgan Plastics Canada Inc., 827599 Ontario Inc., the lenders party to the Credit Agreement from time to time and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

10.7	US Security Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Corporation, Silgan LLC, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.8	US Pledge Agreement, dated as of June 30, 2005, among Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation, Silgan Tubes Holding Company, and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.3 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.9	US Borrower/Subsidiaries Guaranty, dated as of June 30, 2005, made by each of Silgan Holdings Inc., Silgan Containers Corporation, Silgan Plastics Corporation, Silgan Containers Manufacturing Corporation, Silgan LLC, Silgan Corporation, RXI Plastics, Inc., Silgan Closures Corporation, Silgan Closures LLC, Silgan Closures Holding Company, Silgan Closures International Holding Company, Silgan Equipment Company, Silgan Tubes Corporation and Silgan Tubes Holding Company, in favor of the creditors thereunder (incorporated by reference to Exhibit 10.4 filed with our Current Report on Form 8-K, dated July 7, 2005, Commission File No. 000-22117).

10.10	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

Exhibit Number	Description
10.11	Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Commission File No. 000-22117).

10.12	Amendment to Purchase Agreement, dated as of June 1, 2006, by and between Silgan Holdings Inc. and Amcor Limited (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

10.13	Purchase Agreement dated May 5, 2009 among Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated May 11, 2009, Commission File No. 000-22117).

+10.14	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.15	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.16	Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.17	Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.18	Contract of Employment between Silgan White Cap Deutschland GmbH (formerly Amcor White Cap Deutschland GmbH) and Peter Konieczny, effective from September 1, 2004 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Commission File No. 000-22117).

+10.19	InnoPak Plastics Corporation (Plastics) Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.32 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.20	Containers Pension Plan for Salaried Employees (incorporated by reference to Exhibit 10.34 filed with Silgan Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 33-18719).

+10.21	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.22	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.23	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.24	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

Exhibit Number	Description
+10.25	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.26	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.27	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.28	Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.29	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.30	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.31	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

+10.32	Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.33	Silgan Plastics Corporation Supplemental Savings and Pension Plan – Supplemental Pension Plan, as restated and subsequently amended, and Contributory Retirement Plan, as restated (incorporated by reference to Exhibit 10.5 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with our Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 000-22117).

*18	Letter regarding Change in Accounting Principles.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 1, 2010	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver (R. Philip Silver)	Co-Chairman of the Board	March 1, 2010

/s/ D. Greg Horrigan (D. Greg Horrigan)	Co-Chairman of the Board	March 1, 2010

/s/ John W. Alden (John W. Alden)	Director	March 1, 2010

/s/ Jeffrey C. Crowe (Jeffrey C. Crowe)	Director	March 1, 2010

/s/ William C. Jennings (William C. Jennings)	Director	March 1, 2010

/s/ Edward A. Lapekas (Edward A. Lapekas)	Director	March 1, 2010

/s/ Anthony J. Allott (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Robert B. Lewis (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2009 the Company changed its method of accounting for the valuation of inventory of its U.S. plastic container business from the last-in, first-out method to the first-in, first-out method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Stamford, Connecticut

March 1, 2010

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands, except per share data)

	2009	2008
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$305,754	$163,006
Trade accounts receivable, less allowances of $6,738 and $5,701, respectively	196,573	266,880
Inventories	387,214	377,718
Prepaid expenses and other current assets	24,685	31,093

Total current assets	914,226	838,697

Property, plant and equipment, net	882,310	917,579
Goodwill	303,695	300,448
Other intangible assets, net	56,152	57,112
Other assets, net	57,971	50,475

	$2,214,354	$2,164,311

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$26,067	$158,877
Trade accounts payable	277,809	298,611
Accrued payroll and related costs	65,142	72,337
Accrued liabilities	55,318	41,333

Total current liabilities	424,336	571,158

Long-term debt	773,347	726,036
Other liabilities	330,909	342,094

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 100,000,000 shares authorized, 43,499,548 and 43,289,068 shares issued and 38,283,852 and 38,026,073 shares outstanding, respectively)	435	433
Paid-in capital	173,176	162,568
Retained earnings	628,234	498,177
Accumulated other comprehensive loss	(55,601)	(75,861)
Treasury stock at cost (5,215,696 and 5,262,995 shares, respectively)	(60,482)	(60,294)

Total stockholders’ equity	685,762	525,023

	$2,214,354	$2,164,311

Note: Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Net sales	$3,066,759	$3,120,992	$2,922,996
Cost of goods sold	2,605,629	2,694,441	2,502,712

Gross profit	461,130	426,551	420,284
Selling, general and administrative expenses	161,041	160,637	148,718
Rationalization charges	1,491	12,180	5,738

Income from operations	298,598	253,734	265,828
Interest and other debt expense before loss on early extinguishment of debt	49,744	60,160	66,003
Loss on early extinguishment of debt	1,255	—	—

Interest and other debt expense	50,999	60,160	66,003

Income before income taxes	247,599	193,574	199,825
Provision for income taxes	88,190	68,582	73,042

Net income	$159,409	$124,992	$126,783

Basic net income per share	$4.18	$3.30	$3.37

Diluted net income per share	$4.14	$3.26	$3.32

Dividends per share	$0.76	$0.68	$0.64

Note: Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
				(As Adjusted)			(As Adjusted)
Balance at January 1, 2007	37,588	$429	$146,332	$296,694	$(15,564)	$(60,090)	$367,801
Comprehensive income:
Net income	—	—	—	126,783	—	—	126,783
Changes in net prior service credit and actuarial losses, net of tax provision of $6,147	—	—	—	—	10,577	—	10,577
Change in fair value of derivatives, net of tax provision of $325	—	—	—	—	343	—	343
Foreign currency translation, net of tax benefit of $13,496	—	—	—	—	19,708	—	19,708

Comprehensive income							157,411

Dividends declared on common stock	—	—	—	(24,289)	—	—	(24,289)
Stock compensation expense	—	—	3,170	—	—	—	3,170
Stock option exercises, including tax benefit of $1,778	118	1	3,465	—	—	—	3,466
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $301	34	—	(338)	—	—	(58)	(396)

Balance at December 31, 2007	37,740	430	152,629	399,188	15,064	(60,148)	507,163
Comprehensive income:
Net income	—	—	—	124,992	—	—	124,992
Changes in net prior service credit and actuarial losses, net of tax benefit of $40,399	—	—	—	—	(61,506)	—	(61,506)
Change in fair value of derivatives, net of tax benefit of $6,367	—	—	—	—	(8,999)	—	(8,999)
Foreign currency translation, net of tax provision of $4,039	—	—	—	—	(20,420)	—	(20,420)

Comprehensive income							34,067

Dividends declared on common stock	—	—	—	(26,003)	—	—	(26,003)
Stock compensation expense	—	—	3,675	—	—	—	3,675
Stock option exercises, including tax benefit of $3,752	247	3	6,724	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $296	39	—	(460)	—	—	(146)	(606)

Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
				(As Adjusted)			(As Adjusted)
Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023
Comprehensive income:
Net income	—	—	—	159,409	—	—	159,409
Changes in net prior service credit and actuarial losses, net of tax provision of $8,435	—	—	—	—	11,099	—	11,099
Change in fair value of derivatives, net of tax benefit of $664	—	—	—	—	(735)	—	(735)
Foreign currency translation, net of tax provision of $1,272	—	—	—	—	9,896	—	9,896

Comprehensive income							179,669

Dividends declared on common stock	—	—	—	(29,352)	—	—	(29,352)
Stock compensation expense	—	—	4,910	—	—	—	4,910
Stock option exercises, including tax benefit of $3,413	211	2	6,340	—	—	—	6,342
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $282	47	—	(642)	—	—	(188)	(830)

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Note: Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Cash flows provided by (used in) operating activities:
Net income	$159,409	$124,992	$126,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,265	143,964	137,983
Amortization of debt issuance costs and discount	2,044	1,360	1,348
Rationalization charges	1,491	12,180	5,738
Loss on early extinguishment of debt	1,255	—	—
Deferred income tax provision (benefit)	15,316	19,597	(11,881)
Excess tax benefit from stock-based compensation	(2,922)	(3,318)	(1,711)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	72,059	(49,538)	24,340
Inventories	(7,894)	48,898	4,827
Trade accounts payable	(62,547)	66,464	(28,642)
Accrued liabilities	821	(7,798)	(7,459)
Other, net	(1,523)	(11,395)	28,383

Net cash provided by operating activities	322,774	345,406	279,709

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	(14,542)	(7,846)
Capital expenditures	(99,584)	(122,902)	(154,946)
Proceeds from asset sales	2,892	1,732	3,917

Net cash used in investing activities	(96,692)	(135,712)	(158,875)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	339,681	858,535	819,551
Repayments under revolving loans	(356,494)	(855,569)	(831,990)
Changes in outstanding checks—principally vendors	40,932	(41,785)	(7,176)
Proceeds from issuance of long-term debt	243,200	10,838	—
Repayments of long-term debt	(320,695)	(94,036)	(428)
Debt issuance costs	(5,345)	—	—
Dividends paid on common stock	(29,352)	(26,003)	(24,289)
Excess tax benefit from stock-based compensation	2,922	3,318	1,711
Proceeds from stock option exercises	2,929	2,975	1,688
Repurchases of treasury shares	(1,112)	(902)	(697)

Net cash used in financing activities	(83,334)	(142,629)	(41,630)

Cash and cash equivalents:
Net increase	142,748	67,065	79,204
Balance at beginning of year	163,006	95,941	16,737

Balance at end of year	$305,754	$163,006	$95,941

Interest paid, net	$42,025	$60,223	$66,693
Income taxes paid, net of refunds	71,244	51,130	75,152

Note:	Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal food containers, closures and plastic containers. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet foods. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products. Our plastic container business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our metal food and plastic container businesses are based in North America. Our closures business has operating facilities in North and South America, Europe and Asia.

Basis of Presentation. The consolidated financial statements include the accounts of Silgan and our subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from their dates of acquisition. All significant intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation, including a reclassification of certain spare parts inventories from inventories to property, plant and equipment, net.

Change in Accounting Method. In the fourth quarter of 2009, we changed our method of valuing the inventory of the U.S. plastic container business from the last in, first out, or LIFO, method to the first in, first out, or FIFO, method. We believe the FIFO method of inventory valuation is preferable for our plastic container business because FIFO provides a better matching of revenues to expenses due to a lag in the pass through of changes in resin costs to customers and enhances the comparability of results to our peers. As a result of this change, all prior period amounts have been retrospectively adjusted as of the beginning of the earliest period presented. See Note 4 for further information.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Checks outstanding in excess of related book balances totaling $104.8 million at December 31, 2009 and $63.9 million at December 31, 2008 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for domestic inventories for our metal food container and closures businesses is principally determined on the LIFO method. Cost for inventories for our plastic container business is principally determined on the FIFO method. Cost for foreign inventories for our closures business is principally determined on the average cost method.

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.4 million, $2.0 million and $2.6 million in 2009, 2008 and 2007, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill and Other Intangible Assets, Net. Our reporting units are the same as our business segments. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. See Note 6 for further information.

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

Hedging Instruments. All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Income Taxes. We account for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

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

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board, or FASB, issued a standard that establishes a single authoritative definition for fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. As of January 1, 2009, we completed the adoption of this standard which did not have a significant effect on our financial position, results of operations or cash flows. See Note 8 for further information.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

initial adoption of this standard did not have an effect on our financial position, results of operations or cash flows. However, our unrecognized tax benefit positions will impact our effective tax rate if recognition of such positions is required in future periods.

In March 2008, the FASB issued a standard which requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing GAAP and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This standard was effective for us on January 1, 2009, and the adoption of it did not have an effect on our financial position, results of operations or cash flows. See Note 8 for additional disclosures required under this standard.

In December 2008, the FASB issued a standard which requires enhanced disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This standard was effective for us as of the year ended December 31, 2009, and the adoption of it did not have an effect on our financial position, results of operations or cash flows. See Note 10 for the enhanced disclosures about plan assets.

NOTE 2. RATIONALIZATION CHARGES

2009 RATIONALIZATION PLAN

In March 2009, we approved a plan to reduce costs at our Hannover, Germany closures manufacturing facility, which plan included the termination of 14 employees. Total costs related to this plan of $1.3 million for employee severance and benefit costs were recognized in 2009. Cash payments of $1.1 million were paid in 2009. Remaining cash payments of $0.2 million are expected to be paid in the first quarter of 2010.

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

In February 2008, we approved and announced to employees a plan to exit our Tarrant, Alabama metal food container manufacturing facility. Our plan included the termination of approximately 35 employees and other related plant exit costs. Total costs of $1.8 million for the rationalization of this facility were recognized in 2008 and consisted of $0.6 million for employee severance and benefits, $0.8 million for plant exit costs and $0.8 million for the acceleration of depreciation to write-down equipment for abandonment upon the exit of the facility, offset by $0.4 million for a non-cash curtailment gain for other postretirement benefits. We have ceased operations at this facility and all cash has been expended. We expect to sell the building for estimated proceeds at or in excess of its net book value.

In March 2008, we approved and announced to employees a plan to exit our Richmond, Virginia plastic container manufacturing facility. Our plan included the termination of approximately 15 employees and

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

other related plant exit costs. The total costs for the rationalization of this facility of $1.1 million consisted of $0.1 million for employee severance and benefits, $0.7 million for plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized substantially all of these costs in 2008. We have ceased operations at this facility and all cash has been expended.

During 2008, we approved and announced to employees in our closures business plans to consolidate various administrative positions and streamline operations in Europe and exit our closures manufacturing facility in Turkey. Our plans included the termination of approximately 150 employees, the relocation of certain operations into existing facilities and other related plant exit costs. The total costs for this rationalization of $8.0 million consisted of $4.3 million for employee severance and benefits, $2.4 million for the non-cash write-down in carrying value of assets and $1.3 million for plant exit costs. We recognized substantially all of these costs in 2008 and have ceased operations at the Turkey facility. Remaining cash payments of $0.3 million are expected in 2010.

Activity in our 2008 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
2008 Rationalization Plan Reserves
Established in 2008	$4,946	$(372)	$2,595	$3,534	$10,703
Utilized in 2008	(3,997)	372	(1,720)	(3,534)	(8,879)

Balance at December 31, 2008	949	—	875	—	1,824
Established in 2009	42	—	145	—	187
Utilized in 2009	(892)	—	(803)	—	(1,695)

Balance at December 31, 2009	$99	$—	$217	$—	$316

2006 RATIONALIZATION PLANS

In June 2006, in an effort to streamline operations and reduce costs, we approved a plan to exit our St. Paul, Minnesota metal food container manufacturing facility. The plan included the termination of approximately 60 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. Total costs for the rationalization of this facility were $13.9 million, which consisted of $5.8 million for non-cash pension and postretirement curtailment expense, $2.6 million for employee severance and special termination benefits, $2.6 million for plant exit costs and $3.2 million for the non-cash write-down and accelerated depreciation of the building and equipment, offset by a $0.3 million adjustment to employee severance and benefits. We have ceased operations at this facility and all cash has been expended. We expect to sell the building for estimated proceeds at or in excess of its net book value.

In October 2006, we approved and announced to employees a plan to exit our Stockton, California metal food container manufacturing facility. The plan included the termination or relocation of approximately 110 employees and other related plant exit costs. Total costs for the rationalization of this facility were $5.2 million, which consisted of $4.1 million for employee severance and benefits, $0.5 million

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

for the non-cash write-down in carrying value of assets and $0.7 million for plant exit costs, offset by a $0.1 million adjustment to employee severance and benefits. We have ceased operations at this facility and expect to sell the building for estimated proceeds at or in excess of its net book value. Remaining cash payments of $3.1 million are expected in 2010 and thereafter.

Activity in our 2006 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Retirement Benefit Curtailments	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2006	$4,676	$—	$—	$—	$4,676
Established in 2007	1,447	1,202	1,682	1,187	5,518
Utilized in 2007	(1,019)	(1,202)	(1,682)	(1,187)	(5,090)

Balance at December 31, 2007	5,104	—	—	—	5,104
Established (adjusted) in 2008	(382)	—	1,563	296	1,477
Utilized in 2008	(1,061)	—	(1,563)	(296)	(2,920)

Balance at December 31, 2008	3,661	—	—	—	3,661
Utilized in 2009	(583)	—	—	—	(583)

Balance at December 31, 2009	$3,078	$—	$—	$—	$3,078

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2009	2008	2007
	(Dollars in thousands)
2009 Rationalization plan	$1,242	$—	$—
2008 Rationalization plans	187	10,703	—
2006 Rationalization plans	—	1,477	5,518
2001 Rationalization plan	62	—	220

	$1,491	$12,180	$5,738

At December 31, rationalization reserves were included in our Consolidated Balance Sheets as follows:

	2009	2008
	(Dollars in thousands)
Accrued liabilities	$867	$2,671
Other liabilities	2,678	2,982

	$3,545	$5,653

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income at December 31 are as follows:

	2009	2008
	(Dollars in thousands)
Foreign currency translation	$22,092	$12,196
Change in fair value of derivatives	(7,895)	(7,160)
Unrecognized net periodic pension and other postretirement benefit costs:
Net prior service credit	6,797	6,845
Net actuarial loss	(76,595)	(87,742)

Accumulated other comprehensive loss	$(55,601)	$(75,861)

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the years ended December 31, 2009, 2008 and 2007 was net (loss) income of $(6.2) million, $0.3 million and $2.3 million, respectively.

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

Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2010 are $4.7 million and $(0.3) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 10 for further discussion.

NOTE 4. INVENTORIES

The components of inventories at December 31 are as follows:

	2009	2008
	(Dollars in thousands)
Raw materials	$100,578	$110,480
Work-in-process	82,402	72,078
Finished goods	268,804	238,515
Other	14,334	14,057

	466,118	435,130
Adjustment to value domestic inventory at cost on the LIFO method	(78,904)	(57,412)

	$387,214	$377,718

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Inventories include $68.6 million and $71.6 million recorded on the FIFO method at December 31, 2009 and 2008, respectively, and $65.1 million and $65.2 million recorded on the average cost method at December 31, 2009 and 2008, respectively.

Historically, the inventory value for our U.S. plastic container business was determined using the LIFO method of accounting. During the fourth quarter of 2009, we determined that the FIFO method of accounting was preferable for our plastic container business because FIFO provides a better matching of revenues to expenses due to a lag in the pass through of changes in resin costs to our customers and enhances the comparability of results to our peers. As a result, we changed the accounting method to value inventory of our U.S. plastic container business to the FIFO method. We have retrospectively adjusted all prior amounts as of the beginning of the earliest period presented. As a result of this retrospective adjustment, retained earnings at January 1, 2007 increased $3.1 million.

We have summarized the effects of this retrospective adjustment on our consolidated financial statements below (dollars in thousands, except per share amounts):

	2008		2007
	As Reported	As Adjusted	As Reported	As Adjusted
Consolidated Statements of Income for the years ended December 31:
Cost of goods sold	$2,683,466	$2,694,441	$2,509,336	$2,502,712
Provision for income taxes	72,922	68,582	70,422	73,042
Net income	131,627	124,992	122,779	126,783

Basic net income per share	$3.47	$3.30	$3.26	$3.37
Diluted net income per share	$3.44	$3.26	$3.22	$3.32

Consolidated Balance Sheets as of December 31:
Inventories	$376,986	$377,718	$412,458	$424,165
Accrued liabilities	41,046	41,333	34,028	38,655
Retained earnings	497,732	498,177	392,108	399,188

Consolidated Statements of Cash Flows for the years ended December 31:
Change in inventories	$37,923	$48,898	$11,451	$4,827
Change in accrued liabilities	(3,458)	(7,798)	(10,079)	(7,459)

Had we not made this change in accounting method, cost of goods sold for the year ended December 31, 2009 would have been $2.3 million higher, provision for income taxes would have been $0.9 million lower and net income would have been $1.4 million lower than reported in our Consolidated Statements of Income. In addition, basic net income per share would have been $0.04 lower and diluted net income per share would have been $0.03 lower.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2009	2008
	(Dollars in thousands)
Land	$11,357	$11,116
Buildings and improvements	229,155	221,675
Machinery and equipment	1,906,596	1,839,312
Construction in progress	39,412	47,516

	2,186,520	2,119,619
Accumulated depreciation	(1,304,210)	(1,202,040)

	$882,310	$917,579

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill are as follows:

	Metal Food Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2007	$56,888	$138,378	$115,426	$310,692
Adjustments	—	(4,347)	(115)	(4,462)
Currency translation	—	(2,136)	(3,646)	(5,782)

Balance at December 31, 2008	56,888	131,895	111,665	300,448
Currency translation	—	766	2,481	3,247

Balance at December 31, 2009	$56,888	$132,661	$114,146	$303,695

Goodwill adjustments in the closures business were primarily the result of the completion of the White Cap closures operations acquisition from Amcor Limited and the related recognition of certain deferred tax assets.

The components of other intangible assets, net at December 31 are as follows:

	2009		2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$23,428	$(3,864)	$21,171	$(2,412)
Other	11,634	(7,186)	11,456	(5,243)

	35,062	(11,050)	32,627	(7,655)

Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—

	$67,202	$(11,050)	$64,767	$(7,655)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Amortization expense in 2009, 2008 and 2007 was $3.0 million, $3.1 million and $3.1 million, respectively. Amortization expense is expected to be $3.1 million each year in 2010 to 2011, $1.9 million in 2012, and $1.2 million each year in 2013 to 2014. Certain definite-lived intangibles fluctuated due to changes in foreign currency exchange rates. Customer relationships have a weighted average life of 19.3 years. Other definite-lived intangibles consist primarily of intellectual property and have a weighted average life of 5.8 years.

NOTE 7. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2009	2008
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
Bank A term loans	81,765	284,118
Bank B term loans	—	41,049
Canadian term loans	77,404	72,122
Euro term loans	182,530	256,860
Other foreign bank revolving and term loans	14,067	30,764

Total bank debt	355,766	684,913

7 1/4% Senior Notes, net of unamortized discount	243,648	—
6 3/4% Senior Subordinated Notes	200,000	200,000

Total debt	799,414	884,913
Less current portion	26,067	158,877

	$773,347	$726,036

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2010	$26,067
2011	178,027
2012	151,672
2013	200,000
2014	—
Thereafter	250,000

$805,766

BANK CREDIT AGREEMENT

We had term loan borrowings outstanding under our senior secured credit facility, or the Credit Agreement, of $81.8 million, Cdn $81.0 million and €126.8 million, totaling U.S. denominated $341.7 million at December 31, 2009, and $325.2 million, Cdn $87.8 million and €180 million, totaling U.S. denominated $654.1 million at December 31, 2008. In 2009, we repaid $320.7 million of term loan borrowings with proceeds from our issuance of 7 1/4% Senior Notes and available cash on hand. We had no outstanding revolving loans under the Credit Agreement at December 31, 2009 and 2008.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Our A term loans mature on June 30, 2011. Principal on our A term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. The interest rate for our A term loans will either be base rate or LIBOR, plus in either case an applicable margin. The base rate is the higher of the prime lending rate of Deutsche Bank AG New York Branch, or Deutsche Bank, or 1/2 of one percent in excess of the overnight federal funds rate. Currently, A term loans that are maintained as base rate borrowings bear interest at the base rate with no additional margin, and A term loans that are maintained as LIBOR rate borrowings bear interest at the applicable LIBOR rate plus a 1.00 percent margin. In accordance with the Credit Agreement, the interest rate margin on all loans will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement. As of December 31, 2009, the A term loans were primarily maintained as LIBOR loans and the interest rate was 1.25 percent.

At December 31, 2009, we had Cdn $40.5 million of term loans outstanding under the Credit Agreement which mature on June 30, 2011 and Cdn $40.5 million of term loans which mature on June 30, 2012. Principal on these term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. The interest rate for Canadian term loans will either be the Canadian prime rate plus the applicable margin for A term loans maintained as base rate loans or the Bankers’ Acceptance discount rate plus the applicable margin for A term loans maintained as LIBOR loans. As of December 31, 2009, the interest rate for our Canadian term loans was 1.54 percent.

At December 31, 2009, we had €126.8 million of term loans under the Credit Agreement which mature on June 30, 2012. Principal on these term loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement. Interest on these loans accrue at the Euro rate, as defined in the Credit Agreement, plus the applicable margin for A term loans maintained as Euro dollar loans under the Credit Agreement. At December 31, 2009, the interest rate on these term loans was 1.68 percent.

The Credit Agreement requires us to prepay term loans with proceeds received from the incurrence of certain indebtedness, with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. The Credit Agreement contains certain provisions for the allocation of mandatory and voluntary prepayments to the A term loans.

The Credit Agreement provides us with up to $438 million and Cdn $14 million of revolving loans. Amounts outstanding under the revolving loan facility incur interest at the same rates as the A term loans in the case of U.S. dollar denominated revolving loans and as the Canadian term loans in the case of Canadian dollar denominated revolving loans. Revolving loans may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on June 30, 2011. At December 31, 2009 and 2008, there were no revolving loans outstanding. After taking into account letters of credit of $29.7 million, borrowings available under the revolving loan facility of the Credit Agreement were $408.3 million and Cdn $14.0 million on December 31, 2009.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2009). The commitment fee is reset quarterly based on our Total Leverage Ratio.

We may utilize up to a maximum of $75 million of our revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of revolving loans and letters of credit do

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

not exceed the amount of the commitment under such revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for revolving loans maintained as LIBOR loans (1.00 percent at December 31, 2009) and to the issuers of letters of credit of a facing fee of 0.125 percent per annum, in each case calculated on the aggregate stated amount of all letters of credit.

For 2009, 2008 and 2007, the weighted average annual interest rate paid on term loans was 2.2 percent, 5.1 percent and 5.9 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 1.4 percent, 4.1 percent and 6.3 percent, respectively. We have entered into U.S. dollar, Canadian dollar and Euro interest rate swap agreements for an aggregate notional amount of $75 million, Cdn $25 million and €125 million, respectively, to convert interest rate exposure from variable rates to fixed rates of interest. For 2009, 2008 and 2007, the weighted average interest rate paid on term loans after consideration of interest rate swap agreements was 3.8 percent, 5.0 percent and 5.2 percent, respectively. See Note 8 which includes a discussion of our interest rate swap agreements.

Pursuant to the Credit Agreement, we also have a $350 million uncommitted incremental loan facility, of which all of it may be borrowed in the form of term loans and up to $200 million of which may be borrowed in the form of revolving loans under the revolving loan facility. The uncommitted incremental term loan facility of the Credit Agreement provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than June 30, 2012; and be used to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to refinance or repurchase subordinated debt as permitted and to repay outstanding revolving loans.

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. subsidiaries, and is secured by a pledge of the stock of certain of our subsidiaries and by a security interest in certain of our assets and certain of our U.S. subsidiaries’ assets. The Canadian indebtedness under the Credit Agreement is also guaranteed by our wholly owned Canadian subsidiaries and is also secured by a pledge of all of the stock of our Canadian subsidiaries and by a security interest in certain of our Canadian subsidiaries’ assets. At December 31, 2009, we had assets of a U.S. subsidiary of $95.3 million which were restricted and could not be transferred to Silgan or any other subsidiary of Silgan. The Credit Agreement contains certain financial and operating covenants which limit, among other things, our ability and the ability of our subsidiaries to grant liens, sell assets and use the proceeds from certain asset sales, make certain payments (including dividends) on our capital stock, incur indebtedness or provide guarantees, make loans or investments, enter into transactions with affiliates, make certain capital expenditures, engage in any business other than the packaging business, and, with respect to our subsidiaries, issue stock. In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. For 2009, 2008 and 2007, the average amount of revolving loans outstanding under the Credit Agreement, including seasonal borrowings, was $89.8 million, $198.2 million and $195.4 million, respectively. In recent years, our incremental peak seasonal working capital

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

requirements were approximately $300 million, which were funded through a combination of revolving loans under our Credit Agreement and cash on hand.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving loan indebtedness outstanding in foreign countries. At December 31, 2009, these bank revolving loans allow for total borrowings of up to $53.3 million (translated at exchange rates in effect at the balance sheet date) and bear interest at rates ranging from 1.6 percent to 18.0 percent. For 2009, 2008 and 2007, the weighted average annual interest rate paid on these loans was 5.5 percent, 5.9 percent and 5.0 percent, respectively.

7 1/4% SENIOR NOTES

On May 12, 2009, we issued $250 million aggregate principal amount of 7 1/4% Senior Notes, or the 7 1/4% Notes. The issue price for the 7 1/4% Notes was 97.28 percent of their principal amount. The 7 1/4% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness and ahead of Silgan’s subordinated debt. The 7 1/4% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of the subsidiaries of Silgan. Interest on the 7 1/4% Notes is payable semi-annually in cash on August 15 and February 15 of each year, and the 7 1/4% Notes mature on August 15, 2016.

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

In addition, prior to August 15, 2012, we may redeem up to 35 percent of the aggregate principal amount of the 7 1/4 % Notes from the proceeds of certain equity offerings. We may also redeem the 7 1/ 4% Notes, in whole or in part, at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 7 1/4% Notes.

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

December 31, 2009, 2008 and 2007

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

The 6 3/4% Notes are redeemable, at the option of Silgan, in whole or in part, at any time at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period beginning November 15, of the years set forth below:

Year	Redemption Price
2009	102.250%
2010	101.125%
Thereafter	100.000%

Upon the occurrence of a change of control, as defined in the indenture relating to the 6 3/4% Notes, Silgan is required to make an offer to purchase the 6 3/4% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of purchase.

The indenture relating to the 6 3 /4% Notes contains covenants which are generally less restrictive than those under the Credit Agreement.

NOTE 8. FINANCIAL INSTRUMENTS

The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$305,754	$305,754	$163,006	$163,006
Natural gas swap agreements	355	355	—	—

Liabilities:
Bank debt	355,766	355,766	684,913	684,913
7 1/4% Notes	243,648	257,500	—	—
6 3/4% Notes	200,000	201,500	200,000	172,000
Interest rate swap agreements	13,946	13,946	12,120	12,120
Natural gas swap agreements	—	—	158	158

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities that are measured on a recurring basis at December 31, 2009 and 2008 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Our bank debt, 7 1/4% Notes and 6 3/4% Notes are recorded at historical amounts in our Consolidated Balance Sheets as we have not elected to measure them at fair value. The carrying amounts of our variable rate bank debt approximate their fair values. Fair values of our 7 1/4% Notes and 6 3/4% Notes are estimated based on quoted market prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2009, 2008 and 2007, the ineffectiveness of our hedges did not have a significant impact on our net income.

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. The aggregate notional principal amount of these

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

agreements was $75 million, €125 million and Cdn $25 million, respectively, at December 31, 2009 and $75 million, €135 million and Cdn $25 million, respectively, at December 31, 2008. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Under these agreements, we pay fixed rates of interest ranging from 3.9 percent to 4.9 percent and receive floating rates of interest based on three month LIBOR or Euribor, as required. These agreements mature as follows: $75 million and Cdn $25 million in 2010, €20 million in 2011 and €105 million in 2014. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments (receipts) of $8.0 million, $(0.6) million and $(5.0) million were recorded under these interest rate swap agreements for the years ended December 31, 2009, 2008 and 2007, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for our term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on the A term loans and Euro term loans at December 31, 2009 was 4.1 percent and 5.0 percent, respectively.

The total fair value of our interest rate swap agreements in effect at December 31, 2009 was recorded in our Consolidated Balance Sheets as accrued liabilities of $7.5 million and as other liabilities of $6.4 million.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 33 percent of our exposure to fluctuations in natural gas prices in both 2009 and 2007. The natural gas swap agreements we entered into for 2008 were not significant. Under our natural gas swap agreements, we paid fixed natural gas prices ranging from $4.34 to $10.55 per MMBtu and received a NYMEX-based natural gas price. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net payments under our natural gas swap agreements were $2.8 million and $1.3 million during 2009 and 2007, respectively.

The aggregate notional principal amount of our natural gas swap agreements was 0.8 million and 1.2 million MMBtu of natural gas at December 31, 2009 and 2008, respectively.

The total fair value of our natural gas swap agreements in effect at December 31, 2009 was recorded in our Consolidated Balance Sheets as prepaid expenses and other current assets of $0.4 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Foreign currency gains (losses) recognized as net investment hedges included in accumulated other comprehensive (loss) income at December 31, 2009, 2008 and 2007 were $3.0 million, $9.7 million and $(32.2) million, respectively, net of a deferred tax provision (benefit) of $1.3 million, $4.0 million and $(13.5) million, respectively.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 30.9 percent, 29.2 percent and 30.4 percent of our net sales in 2009, 2008 and 2007, respectively. The receivable balances from these customers collectively represented 21.7 percent and 25.1 percent of our trade accounts receivable at December 31, 2009 and 2008, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2010	$27,671
2011	24,613
2012	21,566
2013	17,771
2014	15,214
Thereafter	33,975

$140,810

Rent expense was $32.2 million, $33.4 million and $33.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, we had noncancelable commitments for 2010 capital expenditures of $9.1 million.

We are a party to routine legal proceedings arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$457,405	$430,346	$50,703	$55,729
Service cost	13,634	12,733	781	813
Interest cost	27,657	27,067	2,916	3,235
Actuarial losses	16,464	8,936	21	1,203
Plan amendments	(190)	2,075	(69)	(6,766)
Benefits paid	(23,762)	(22,363)	(4,086)	(4,441)
Participants’ contributions	—	—	904	930
Foreign currency exchange rate changes	434	(1,389)	—	—

Obligation at end of year	491,642	457,405	51,170	50,703

Change in plan assets
Fair value of plan assets at beginning of year	290,626	368,354	—	—
Actual return on plan assets	51,778	(65,905)	—	—
Employer contributions	44,151	10,540	3,182	3,511
Participants’ contributions	—	—	904	930
Benefits paid	(23,762)	(22,363)	(4,086)	(4,441)

Fair value of plan assets at end of year	362,793	290,626	—	—

Funded status	$(128,849)	$(166,779)	$(51,170)	$(50,703)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Current liabilities	$(850)	$(3,441)	$(4,540)	$(4,774)
Non-current liabilities	(127,999)	(163,338)	(46,630)	(45,929)

Total liabilities recognized	$(128,849)	$(166,779)	$(51,170)	$(50,703)

Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial loss	$120,777	$140,235	$5,975	$6,136
Prior service cost (credit)	11,110	13,521	(22,431)	(24,927)

Net amount recognized	$131,887	$153,756	$(16,456)	$(18,791)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2010 as a component of net periodic cost
Net actuarial loss	$7,682	$359
Prior service cost (credit)	2,058	(2,573)

Net periodic cost (credit) to be recorded in 2010	$9,740	$(2,214)

The total accumulated benefit obligation at December 31, 2009 and 2008 was $460.7 million and $428.5 million, respectively. The accumulated benefit obligation exceeded plan assets for all plans at December 31, 2009 and 2008.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2010	$24,696	$4,540
2011	25,946	4,726
2012	27,480	4,600
2013	29,228	4,556
2014	30,646	4,495
2015—2019	177,245	20,634

	$315,241	$43,551

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2009	2008
Discount rate	5.9%	6.3%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.4%	3.4%
Health care cost trend rate:
Assumed for next year	8.0%	7.9%
Ultimate rate	5.0%	5.0%
Year that the ultimate rate is reached	2020	2016

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

Our international pension benefit plans used a discount rate of 5.9 percent and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2009 and 2008. The projected benefit obligation for these plans was $36.6 million and $34.2 million at December 31, 2009 and 2008, respectively. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)
Service cost	$13,634	$12,733	$14,290	$781	$813	$934
Interest cost	27,657	27,067	24,944	2,916	3,235	3,497
Expected return on plan assets	(25,254)	(30,727)	(30,773)	—	—	—
Amortization of prior service cost (credit)	2,221	2,300	2,504	(2,564)	(2,449)	(1,938)
Amortization of actuarial losses	9,410	435	899	182	262	474
Net curtailment loss (gain)	—	83	1,202	—	(455)	—

Net periodic benefit cost	$27,668	$11,891	$13,066	$1,315	$1,406	$2,967

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2009	2008	2007
Discount rate	6.3%	6.5%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.4%	3.4%	3.3%
Health care cost trend rate	7.9%	8.0%	8.5%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Our international pension benefit plans used a discount rate of 5.9 percent, 5.5 percent and 4.3 percent for the years ended December 31, 2009, 2008 and 2007, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2009, 2008 and 2007.

The assumed health care cost trend rates affect the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$146	$(127)
Effect on postretirement benefit obligation	1,627	(1,441)

In 2008, we recognized curtailment expense of $0.1 million for our pension benefits and recognized curtailment income of $0.5 million for our other postretirement benefits related to the closing of our Tarrant, Alabama metal food container manufacturing facility. We recognized curtailment expenses of $1.2 million in 2007 related to the closing of our St. Paul, Minnesota metal food container manufacturing facility.

We participate in several multi-employer pension plans, which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2009, 2008 and 2007 were $6.6 million, $6.4 million and $6.2 million, respectively.

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $6.8 million in 2009, $7.4 million in 2008 and $7.2 million in 2007.

PLAN ASSETS

INVESTMENT STRATEGY

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. This strategy utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities), with a lesser allocation to indexed international equity securities, and indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made. The allocation of plan assets to cash and cash equivalents in 2009 was due to the timing of our plan contributions.

The weighted average asset allocation for our pension plans at December 31, 2009 and 2008 and target allocation for 2009 was as follows:

	Target Allocation	Actual Allocation
		2009	2008
Equity securities—U.S.	49%	46%	49%
Equity securities—International	9%	10%	10%
Debt securities	42%	38%	40%
Cash and cash equivalents	0%	6%	1%

	100%	100%	100%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

FAIR VALUE MEASUREMENTS

Our plan assets are primarily invested in commingled funds holding equity and debt securities, which are valued using the Net Asset Value, or NAV, provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Commingled funds are classified within Level 2 (as described in Note 8) of the fair value hierarchy because the NAV’s are not publicly available. Plan excess cash balances are invested in short term investment funds which include investments in cash, bank notes, corporate notes, government bills and various short-term debt instruments. These typically are commingled funds valued using one dollar for the NAV. These short term funds are also classified within Level 2 of the valuation hierarchy.

As of December 31, 2009, the fair value of our plan assets by asset category consisted of the following (dollars in thousands):

Equity securities—U.S.	$168,225
Equity securities—International	34,714
Debt securities	136,509
Cash and cash equivalents	23,345

$362,793

CONCENTRATIONS OF CREDIT RISK

As of December 31, 2009, approximately 94 percent of plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, three funds held assets individually in excess of ten percent of our total plan assets.

MINIMUM REQUIRED CONTRIBUTIONS

Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2010. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible.

NOTE 11. INCOME TAXES

The components of the provision for income taxes are as follows:

	2009	2008	2007
	(Dollars in thousands)
Current:
Federal	$55,633	$39,147	$68,969
State	9,659	5,809	10,844
Foreign	7,582	4,029	5,110

Current income tax provision	72,874	48,985	84,923

Deferred:
Federal	13,286	18,662	(10,601)
State	2,306	2,739	(1,677)
Foreign	(276)	(1,804)	397

Deferred income tax provision (benefit)	15,316	19,597	(11,881)

	$88,190	$68,582	$73,042

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2009	2008	2007
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$86,660	$67,751	$69,939
State income taxes, net of federal tax benefit	6,345	5,175	5,804
Tax liabilities required (no longer required)	2,578	(126)	1,523
Valuation allowance	1,525	(218)	1,806
Manufacturing exemption	(3,138)	(3,335)	(2,952)
Tax credit refunds, net	(1,255)	(3,087)	(1,105)
Foreign earnings taxed at other than 35%	(2,292)	2,181	(2,308)
Other	(2,233)	241	335

	$88,190	$68,582	$73,042

Effective tax rate	35.6%	35.4%	36.6%

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$59,115	$77,656
Rationalization and other accrued liabilities	20,609	18,135
AMT and other credit carryforwards	6,458	7,097
Net operating loss carryforwards	17,711	15,280
Foreign currency translation	10,008	11,248
Other	10,688	10,462

Total deferred tax assets	124,589	139,878

Deferred tax liabilities:
Property, plant and equipment	(153,083)	(153,953)
Other intangible assets	(13,394)	(11,561)
Other	(9,585)	(6,040)

Total deferred tax liabilities	(176,062)	(171,554)

Valuation allowance	(16,816)	(15,292)

	$(68,289)	$(46,968)

At December 31, 2009, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $4.4 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $84.6 million. At December 31, 2008, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $5.8 million, long-term deferred tax assets of $9.9 million and long-term deferred tax liabilities of $62.6 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

A portion of the purchase price of prior years’ acquisitions has been allocated to goodwill and other intangible assets, of which only the trade names and intellectual property are tax deductible and are being amortized over 15 years for tax purposes.

The valuation allowance in 2009 includes deferred tax assets of $2.7 million resulting from federal net operating loss carryforwards, or NOLs. The valuation allowance also includes losses of certain foreign operations of $6.1 million, state and local NOLs and credit carryforwards totaling $4.9 million and foreign tax credit carryforwards totaling $3.1 million. The valuation allowance for deferred tax assets increased in 2009 by $1.5 million, primarily due to foreign NOLs.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $7.8 million that expire in 2022 and which have a full valuation allowance recorded against them.

At December 31, 2009, we had state tax NOLs of approximately $0.6 million, net of valuation allowances, that are available to offset future taxable income and that expire from 2010 to 2026.

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995) and Indiana (2005). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2003, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, has commenced an examination of Silgan’s income tax return for the periods ended December 31, 2004 through December 31, 2007. It is reasonably possible that this IRS audit and IRS audits for prior periods will be concluded within the next twelve months, and that the conclusion of these audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2009 and December 31, 2008, we had $3.0 million and $2.5 million, respectively, accrued for potential interest and penalties.

The total amount of unrecognized tax benefits as of December 31, 2009 and December 31, 2008 were $37.0 million and $34.7 million, respectively. As of December 31, 2009, these amounts represented liabilities that if recognized would impact the effective tax rate.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(Dollars in thousands)
Balance at January 1,	$34,652	$35,789
Increase (decrease) based upon tax positions of current year	3,112	(313)
Decrease based upon a lapse in the statute of limitations	(718)	(824)

Balance at December 31,	$37,046	$34,652

We had undistributed earnings from foreign subsidiaries of $18.3 million at December 31, 2009. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $6.4 million would be required, excluding the potential use of foreign tax credits in the United States.

NOTE 12. STOCK-BASED COMPENSATION

The Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. The Plan replaced our previous stock option plans, and all shares of our common stock reserved for issuance under those plans are no longer available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 3,300,000 shares, which amount includes an additional 1,500,000 shares added pursuant to an amendment to the Plan approved in 2009. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2009, 1,777,896 shares were available for issuance under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 recorded in selling, general and administrative expenses was $4.9 million, $3.7 million and $3.2 million, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	489,056	$15.69
Exercised	(210,480)	13.92

Options outstanding and exercisable at December 31, 2009	278,576	17.02	2.4 years	$11,382

We did not grant options in 2009, 2008 or 2007. The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $8.1 million, $9.5 million and $4.7 million, respectively.

Our options typically vested in equal annual installments over the applicable service period, and the fair value at the grant date was amortized ratably over the respective vesting period. As of December 31, 2009, all compensation expense from stock options has been recognized and all options are exercisable.

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2009 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2008	351,173	$45.81
Granted	264,902	49.35
Released	(69,700)	39.75
Cancelled	(23,440)	47.15

Restricted stock units outstanding at December 31, 2009	522,935	48.35

The weighted average grant date fair value of restricted stock units granted during 2008 and 2007 was $48.22 and $49.74, respectively. The fair value of restricted stock units released during the years ended December 31, 2009, 2008 and 2007 was $3.4 million, $2.8 million and $2.4 million, respectively.

As of December 31, 2009, there was approximately $13.5 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.1 years.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 13. CAPITAL STOCK AND DIVIDENDS

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

In 2009, 2008 and 2007, we issued 69,700, 57,077 and 48,212 treasury shares, respectively, at an average cost of $13.25 per share for restricted stock units that vested during these years. In 2009, 2008 and 2007, we repurchased 22,401, 18,237 and 13,981 shares of our common stock, respectively, at an average cost of $49.58, $49.49 and $49.84, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested. We account for the treasury shares using the FIFO cost method. As of December 31, 2009, 5,215,696 shares of our common stock were held in treasury.

In 2004, our Board of Directors initiated a quarterly dividend on our common stock. The cash payments for dividends in 2009, 2008 and 2007 totaled $29.4 million, $26.0 million and $24.3 million, respectively. In February 2010, our Board of Directors approved a 10.5 percent increase to the quarterly cash dividend and declared a quarterly cash dividend on our common stock of $0.21 per share, payable on March 23, 2010 to holders of record of our common stock on March 9, 2010. The cash payment for this quarterly dividend is expected to be approximately $8.2 million.

NOTE 14. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2009	2008	2007
	(Dollars and shares in thousands)
Net income	$159,409	$124,992	$126,783

Weighted average number of shares used in:
Basic earnings per share	38,175	37,889	37,674
Dilutive common stock equivalents:
Stock options and restricted stock units	311	397	491

Diluted earnings per share	38,486	38,286	38,165

NOTE 15. RELATED PARTY TRANSACTIONS

Landstar System, Inc. provided transportation services to our subsidiaries in the amount of $0.5 million, $0.6 million and $0.7 million in 2009, 2008 and 2007, respectively, which was less than 0.1 percent of Landstar System, Inc.’s revenue in each of the corresponding years. Mr. Jeffrey Crowe, a director of Silgan, was the Chairman of the Board of Landstar System, Inc. during such years.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2009
Net sales	$1,916,239	$609,056	$541,464	$—	$3,066,759
Depreciation and amortization	69,141	28,334	46,107	1,683	145,265
Rationalization charges	—	1,341	150	—	1,491
Segment income from operations	206,378	74,078	31,276	(13,134)	298,598

Segment assets	1,042,141	584,083	527,238	41,935	2,195,397
Capital expenditures	49,668	14,841	35,071	4	99,584

2008
Net sales	$1,786,310	$682,754	$651,928	$—	$3,120,992
Depreciation and amortization	66,165	30,083	46,033	1,683	143,964
Rationalization charges	3,302	7,925	953	—	12,180
Segment income from operations (a)	162,235	59,817	43,836	(12,154)	253,734

Segment assets (a)	970,676	608,784	527,291	40,120	2,146,871
Capital expenditures	52,011	25,074	45,774	43	122,902

2007
Net sales	$1,680,380	$615,207	$627,409	$—	$2,922,996
Depreciation and amortization	62,953	27,854	45,493	1,683	137,983
Rationalization charges	5,519	—	219	—	5,738
Segment income from operations (a)	151,350	66,184	56,772	(8,478)	265,828

Segment assets (a)	912,366	620,513	554,738	44,194	2,131,811
Capital expenditures	77,582	22,338	55,008	18	154,946

(a)	Amounts have been adjusted for the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO. See Note 4 for further information.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Total segment income from operations is reconciled to income before income taxes as follows:

	2009	2008	2007
	(Dollars in thousands)
Total segment income from operations	$298,598	$253,734	$265,828
Interest and other debt expense	50,999	60,160	66,003

Income before income taxes	$247,599	$193,574	$199,825

Total segment assets at December 31 are reconciled to total assets as follows:

	2009	2008
	(Dollars in thousands)
Total segment assets	$2,195,397	$2,146,871
Other assets	18,957	17,440

Total assets	$2,214,354	$2,164,311

Financial information relating to our operations by geographic area is as follows:

	2009	2008	2007
	(Dollars in thousands)
Net sales:
United States	$2,636,213	$2,624,276	$2,483,148
Foreign:
Europe	268,964	322,217	285,638
Canada	105,247	130,955	126,440
Other	56,335	43,544	27,770

Total net sales from foreign operations	430,546	496,716	439,848

Total net sales	$3,066,759	$3,120,992	$2,922,996

Long-lived assets:
United States	$696,219	$734,084
Foreign:
Europe	122,104	129,228
Canada	51,413	42,138
Other	12,574	12,129

Total long-lived assets at foreign operations	186,091	183,495

Total long-lived assets	$882,310	$917,579

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 11.6 percent, 10.7 percent and 11.1 percent of our consolidated net sales during 2009, 2008 and 2007, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 10.0 percent, 9.4 percent and 9.8 percent of our consolidated net sales in 2009, 2008 and 2007, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2009 and 2008, inclusive of the retrospective application of the change in the method of accounting for inventory for the plastic container business from LIFO to FIFO:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2009 (1)
Net sales	$655,396	$689,542	$1,016,537	$705,284
Gross profit	95,104	106,789	167,061	92,176
Net income	26,941	34,757	73,787	23,924

Basic net income per share (3)	$0.71	$0.91	$1.93	$0.63
Diluted net income per share (3)	0.70	0.90	1.92	0.62

Dividends per share	$0.19	$0.19	$0.19	$0.19

2008 (2)
Net sales	$679,832	$735,283	$964,299	$741,578
Gross profit	90,350	110,143	143,060	82,998
Net income	21,324	34,592	53,863	15,213

Basic net income per share (3)	$0.56	$0.91	$1.42	$0.40
Diluted net income per share (3)	0.56	0.90	1.41	0.40

Dividends per share	$0.17	$0.17	$0.17	$0.17

(1)

The first and third quarters of 2009 include rationalization charges of $1.5 million and $0.1 million, respectively, and the second quarter of 2009 includes a rationalization credit of $0.1 million. The second and fourth quarters include losses on early extinguishment of debt of $0.7 million and $0.6 million, respectively.

(2)	The first, second, third and fourth quarters of 2008 include rationalization charges of $4.7 million, $2.7 million, $2.5 million and $2.3 million, respectively.
(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

We have summarized the effects of the fourth quarter 2009 change in the method of accounting for inventory for the plastic container business from LIFO to FIFO on our consolidated quarterly results of operations below (dollars in thousands, except per share amounts):

	2009		2008
	As Reported	As Adjusted	As Reported	As Adjusted
First quarter:
Net income	$27,676	$26,941	$21,152	$21,324
Basic net income per share	$0.73	$0.71	$0.56	$0.56
Diluted net income per share	$0.72	$0.70	$0.55	$0.56

Second quarter:
Net income	$33,686	$34,757	$33,310	$34,592
Basic net income per share	$0.88	$0.91	$0.88	$0.91
Diluted net income per share	$0.88	$0.90	$0.87	$0.90

Third quarter:
Net income	$73,503	$73,787	$52,807	$53,863
Basic net income per share	$1.92	$1.93	$1.39	$1.42
Diluted net income per share	$1.91	$1.92	$1.38	$1.41

Fourth quarter (2008 only):
Net income			$24,358	$15,213
Basic net income per share			$0.64	$0.40
Diluted net income per share			$0.64	$0.40

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

				Other Changes
		Additions		Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period
For the year ended December 31, 2009:
Allowance for doubtful accounts receivable	$5,701	$1,383	$—	$224	$(570	)(1)	$6,738

For the year ended December 31, 2008:
Allowance for doubtful accounts receivable	$4,877	$2,057	$—	$(585)	$(648	)(1)	$5,701

For the year ended December 31, 2007:
Allowance for doubtful accounts receivable	$3,042	$1,611	$—	$345	$(121	)(1)	$4,877

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
18	Letter regarding Change in Accounting Principles.
23	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.