Form 10-Q
period 2010-03-31
SILGAN HOLDINGS INC
filed 2010-05-10
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 (203) 975-7110
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of May 4, 2010, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 76,664,152.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,	Dec. 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$99,156	$201,010	$305,754
Trade accounts receivable, net	260,677	256,438	196,573
Inventories	489,134	454,199	387,214
Prepaid expenses and other current assets	33,748	29,051	24,685
Total current assets	882,715	940,698	914,226

Property, plant and equipment, net	865,967	893,973	882,310
Goodwill	298,607	294,459	303,695
Other intangible assets, net	55,314	55,702	56,152
Other assets, net	57,409	50,343	57,971
	$2,160,012	$2,235,175	$2,214,354

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$98,752	$309,428	$26,067
Trade accounts payable	202,564	217,244	277,809
Accrued payroll and related costs	62,302	70,669	65,142
Accrued liabilities	51,825	56,597	55,318
Total current liabilities	415,443	653,938	424,336

Long-term debt	764,206	710,170	773,347
Other liabilities	279,040	333,980	330,909

Stockholders’ equity:
Common stock	870	434	435
Paid-in capital	173,892	165,431	173,176
Retained earnings	646,846	517,800	628,234
Accumulated other comprehensive loss	(59,472)	(86,201)	(55,601)
Treasury stock	(60,813)	(60,377)	(60,482)
Total stockholders’ equity	701,323	537,087	685,762
	$2,160,012	$2,235,175	$2,214,354

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2010 and 2009
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2010	2009

Net sales	$664,037	$655,396
Cost of goods sold	560,733	560,292
Gross profit	103,304	95,104

Selling, general and administrative expenses	44,544	41,251
Rationalization charges	2,054	1,455
Income from operations	56,706	52,398

Interest and other debt expense	12,535	10,456
Income before income taxes	44,171	41,942

Provision for income taxes	17,389	15,001
Net income	$26,782	$26,941

Earnings per share: (a)
Basic net income per share	$0.35	$0.35
Diluted net income per share	$0.35	$0.35

Dividends per share (a)	$0.11	$0.10

Weighted average number of shares: (a)
Basic	76,628	76,175
Effect of dilutive securities	621	662
Diluted	77,249	76,837

     ___________

(a)	Per share and share amounts have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$26,782	$26,941
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	36,074	36,828
Rationalization charges	2,054	1,455
Excess tax benefit from stock-based compensation	(358)	(1,094)
Other changes that provided (used) cash:
Trade accounts receivable, net	(67,898)	4,972
Inventories	(105,435)	(80,673)
Trade accounts payable	20,113	(25,789)
Accrued liabilities	(2,012)	14,783
Contributions to pension benefit plans	(92,287)	(23,066)
Other, net	28,231	9,314
Net cash used in operating activities	(154,736)	(36,329)

Cash flows provided by (used in) investing activities:
Capital expenditures	(24,086)	(23,916)
Proceeds from asset sales	147	121
Net cash used in investing activities	(23,939)	(23,795)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	77,070	183,654
Repayments under revolving loans	(3,110)	(28,318)
Changes in outstanding checks - principally vendors	(92,928)	(51,270)
Dividends paid on common stock	(8,170)	(7,318)
Proceeds from stock option exercises	58	940
Excess tax benefit from stock-based compensation	358	1,094
Repurchase of treasury shares	(1,201)	(654)
Net cash (used in) provided by financing activities	(27,923)	98,128

Cash and cash equivalents:
Net (decrease) increase	(206,598)	38,004
Balance at beginning of year	305,754	163,006
Balance at end of period	$99,156	$201,010

Interest paid, net	$13,483	$7,044
Income taxes paid, net	2,394	4,311

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2010 and 2009
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023

Comprehensive income:

Net income	-	-	-	26,941	-	-	26,941

Changes in net prior service
credit and actuarial losses,
net of tax provision of $947	-	-	-	-	1,437	-	1,437

Change in fair value of derivatives,
net of tax benefit of $2,232	-	-	-	-	(3,008)	-	(3,008)

Foreign currency translation,
net of tax provision of $7,371	-	-	-	-	(8,769)	-	(8,769)

Comprehensive income							16,601

Dividends declared on common stock	-	-	-	(7,318)	-	-	(7,318)

Stock compensation expense	-	-	1,152	-	-	-	1,152

Stock option exercises, including
tax benefit of $1,264	76	1	2,203	-	-	-	2,204

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $79	30	-	(492)	-	-	(83)	(575)

Balance at March 31, 2009	38,132	$434	$165,431	$517,800	$(86,201)	$(60,377)	$537,087

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	26,782	-	-	26,782

Changes in net prior service
credit and actuarial losses,
net of tax provision of $740	-	-	-	-	1,143	-	1,143

Change in fair value of derivatives,
net of tax benefit of $439	-	-	-	-	(663)	-	(663)

Foreign currency translation,
net of tax provision of $4,987	-	-	-	-	(4,351)	-	(4,351)

Comprehensive income							22,911

Dividends declared on common stock	-	-	-	(8,170)	-	-	(8,170)

Stock compensation expense	-	-	1,590	-	-	-	1,590

Stock option exercises, including
tax benefit of $57	3	-	115	-	-	-	115

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $316	45	-	(554)	-	-	(331)	(885)

Two-for-one stock split, net of
treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at March 31, 2010	76,664	$870	$173,892	$646,846	$(59,472)	$(60,813)	$701,323

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Stock Split. On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock.  The stock split was effected on May 3, 2010 in the form of a stock dividend.  Stockholders of record at the close of business on April 20, 2010 were issued one additional share of common stock for each share of common stock owned on that date.  Information pertaining to the number of shares outstanding, per share amounts and stock compensation has been restated in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity.  Stockholders’ equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 2.        Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2009 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2009
Prior Years’ Rationalization Plans	$3,328	$217	$-	$3,545

Activity for the Three Months Ended March 31, 2010
Prior Years’ Rationalization Plan Reserves Utilized	(202)	-	-	(202)
2010 Rationalization Plan Reserves Established	581	-	1,473	2,054
2010 Rationalization Plan Reserves Utilized	-	-	(1,473)	(1,473)
Total Activity	379	-	-	379

Balance at March 31, 2010
Prior Years’ Rationalization Plans	3,126	217	-	3,343
2010 Rationalization Plan	581	-	-	581
Balance at March 31, 2010	$3,707	$217	$-	$3,924

2010 Rationalization Plan

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility.  Our plan included the termination of approximately 150 employees and other related plant exit costs.  The total costs for the rationalization of this facility of $4.9 million consist of $1.3 million for employee severance and benefits, $2.1 million for plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets.  Through March 31, 2010, we have recognized a total of $2.1 million, which consisted of $0.6 million of employee severance and benefits and $1.5 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $2.8 million and $3.4 million, respectively, are expected primarily in 2010.

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

	March 31,	March 31,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Accrued liabilities	$1,354	$3,151	$867
Other liabilities	2,570	2,982	2,678
	$3,924	$6,133	$3,545

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 3.         Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	March 31,	March 31,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Foreign currency translation	$17,741	$3,427	$22,092
Change in fair value of derivatives	(8,558)	(10,168)	(7,895)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,723	6,793	6,797
Net actuarial loss	(75,378)	(86,253)	(76,595)

Accumulated other comprehensive loss	$(59,472)	$(86,201)	$(55,601)

Note 4.         Inventories

Inventories consisted of the following:

	March 31,	March 31,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Raw materials	$101,447	$91,188	$100,578
Work-in-process	85,101	76,196	82,402
Finished goods	365,779	328,808	268,804
Other	15,711	15,419	14,334
	568,038	511,611	466,118
Adjustment to value inventory
at cost on the LIFO method	(78,904)	(57,412)	(78,904)
	$489,134	$454,199	$387,214

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 5.        Long-Term Debt

Long-term debt consisted of the following:

	March 31,	March 31,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Bank debt
Bank revolving loans	$73,960	$156,000	$-
Bank A term loans	81,765	284,118	81,765
Bank B term loans	-	41,049	-
Canadian term loans	79,364	70,814	77,404
Euro term loans	170,657	239,310	182,530
Other foreign bank revolving and term loans	13,378	28,307	14,067
Total bank debt	419,124	819,598	355,766

7¼% Senior Notes, net of unamortized discount	243,834	-	243,648
6¾% Senior Subordinated Notes	200,000	200,000	200,000

Total debt	862,958	1,019,598	799,414
Less current portion	98,752	309,428	26,067
	$764,206	$710,170	$773,347

At March 31, 2010, amounts expected to be repaid within one year consisted of $74.0 million of bank revolving loans and $11.4 million of bank term loans under our senior secured credit facility, or our Credit Agreement, and $13.4 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 for the
three months then ended is unaudited)

Note 6.         Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2010:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$99,156	$99,156

Liabilities:
Bank debt	419,124	419,124
7¼% Senior Notes	243,834	261,250
6¾% Senior Subordinated Notes	200,000	202,500
Interest rate swap agreements	13,896	13,896
Natural gas swap agreements	828	828

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

The financial assets and liabilities that are measured on a recurring basis at March 31, 2010 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 for the
three months then ended is unaudited)

Note 6.         Financial Instruments (continued)

Financial Instruments Not Measured at Fair Value

Our bank debt, 7¼% Senior Notes and 6¾% Senior Subordinated Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets as we have not elected to record them at fair value.  The carrying amounts of our variable rate bank debt approximate their fair values.  Fair values of our 7¼% Senior Notes and 6¾% Senior Subordinated Notes are estimated based on quoted market prices.

Derivative Instruments and Hedging Activities

Our derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair values.  Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first quarter of 2010, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2010 was recorded in our Condensed Consolidated Balance Sheet as a liability of $14.7 million, of which $6.8 million was included in accrued liabilities and $7.9 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the three months ended March 31, 2010 was a loss of $1.7 million, net of income taxes.  We estimate that we will reclassify losses of $3.7 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 6.         Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2010, the aggregate notional principal amount of our outstanding interest rate swap agreements was $218.2 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2010, net payments under our interest rate swap agreements were $2.5 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2010, the aggregate notional principal amount of our natural gas swap agreements was 619,300 MMBtu of natural gas with fixed prices ranging from $4.937 to $6.695 per MMBtu, which hedges approximately 20 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  For the three months ended March 31, 2010, net payments under our natural gas swap agreements were $0.4 million.   These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  Foreign currency gains recognized as net investment hedges included in accumulated other comprehensive (loss) income for the three months ended March 31, 2010 were $11.9 million, net of a deferred tax provision of $5.0 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 7.         Retirement Benefits

The components of the net periodic benefit cost for the three months ended March 31 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$3,710	$3,410	$222	$208
Interest cost	7,025	6,980	708	766
Expected return on plan assets	(7,416)	(6,334)	-	-
Amortization of prior service cost (credit)	518	556	(642)	(638)
Amortization of actuarial losses	1,917	2,383	90	83
Net periodic benefit cost	$5,754	$6,995	$378	$419

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, there are no material minimum required contributions to our pension plans in 2010.  In March 2010, we made voluntary contributions of $92.3 million to our pension benefit plans.

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

Note 9.         Dividends

On March 23, 2010, we paid a quarterly cash dividend on our common stock of $0.105 per share, adjusted for the two-for-one stock split, as approved by our Board of Directors.  The cash payment related to this dividend totaled $8.2 million.

On May 5, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on June 15, 2010 to holders of record of our common stock on June 1, 2010.  The cash payment related to this dividend is expected to be $8.2 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 10.       Treasury Stock

In the first quarter of 2010, we issued 131,394 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 41,946 shares of our common stock at an average cost of $28.65 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2010, 10,341,944 shares were held in treasury.

Note 11.       Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first quarter of 2010, 140,400 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $4.0 million, which is being amortized ratably over the five-year vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 12.       Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

	Metal Food		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
2010

Net sales	$375,052	$144,047	$144,938	$-	$664,037
Depreciation and amortization(1)	16,721	7,130	11,164	419	35,434
Rationalization charges	-	-	2,054	-	2,054
Segment income from operations(2)	46,390	11,096	2,906	(3,686)	56,706

2009

Net sales	$371,616	$142,335	$141,445	$-	$655,396
Depreciation and amortization(3)	17,868	6,904	11,301	421	36,494
Rationalization charges	-	1,425	30	-	1,455
Segment income from operations	26,610	14,339	14,894	(3,445)	52,398

_____________

(1)	Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.2 million and $0.5 million, respectively.
(2)
Income from operations for the Closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the recently devalued official Bolivar exchange rate.

(3)	Depreciation and amortization excludes amortization of debt issuance costs of $0.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and 2009 and for the
three months then ended is unaudited)

Note 12.       Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

	2010	2009
	(Dollars in thousands)

Total segment income from operations	$56,706	$52,398
Interest and other debt expense	12,535	10,456
Income before income taxes	$44,171	$41,942

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock in the form of a stock dividend.  The additional shares of our common stock were distributed on May 3, 2010.  Information pertaining to the number of shares outstanding and per share amounts have been retroactively adjusted to reflect this stock split for all periods presented.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2010	2009

Net sales
Metal food containers	56.5%	56.7%
Closures	21.7	21.7
Plastic containers	21.8	21.6
Consolidated	100.0	100.0
Cost of goods sold	84.5	85.5
Gross profit	15.5	14.5
Selling, general and administrative expenses	6.7	6.3
Rationalization charges	0.3	0.2
Income from operations	8.5	8.0
Interest and other debt expense	1.9	1.6
Income before income taxes	6.6	6.4
Provision for income taxes	2.6	2.3
Net income	4.0%	4.1%

Summary unaudited results of operations for the three months ended March 31, are provided below.

	2010	2009
	(Dollars in millions)

Net sales
Metal food containers	$375.1	$371.6
Closures	144.0	142.3
Plastic containers	144.9	141.5
Consolidated	$664.0	$655.4

Income from operations
Metal food containers	$46.4	$26.6
Closures (1)	11.1	14.3
Plastic containers (2)	2.9	14.9
Corporate	(3.7)	(3.4)
Consolidated	$56.7	$52.4

    _____________

(1)	Includes a rationalization charge of $1.4 million recorded in 2009 and a charge of $3.2 million in 2010 for the remeasurement of net assets in the Venezuela operations.
(2)	Includes a rationalization charge of $2.1 million recorded in 2010.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Overview.  Consolidated net sales were $664.0 million in the first quarter of 2010, representing a 1.3 percent increase as compared to the first quarter of 2009 primarily as a result of higher unit volumes in both the metal food and plastic container businesses and the impact of favorable foreign currency translation, partially offset by lower unit volumes in the closures business.  Income from operations for the first quarter of 2010 of $56.7 million increased by $4.3 million, or 8.2 percent, as compared to the same period in 2009 primarily due to higher unit volumes in the metal food container business, the timing of certain contractual pass throughs of manufacturing costs and effective cost control and manufacturing efficiencies, partially offset by the impact from the delayed pass through of significant increases in resin costs in the plastic container and closures businesses as compared to substantial benefits from the delayed pass through of decreases in resin costs in the first quarter of 2009 and the recognition of a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations.  Results for 2010 included rationalization charges of $2.1 million and a charge of $3.2 million for the impact from the remeasurement of the net assets in Venezuela.  Results for 2009 included rationalization charges of $1.4 million.  Net income for the first quarter of 2010 was $26.8 million as compared to $26.9 million for the same period in 2009.  Net income per diluted share was $0.35 for both periods.

Net Sales.  The $8.6 million increase in consolidated net sales in the first quarter of 2010 as compared to the first quarter of 2009 was the result of higher net sales across all businesses.

Net sales for the metal food container business increased $3.5 million, or 0.9 percent, in the first quarter of 2010 as compared to the same period in 2009.  This increase was primarily attributable to a favorable unit volume comparison as a result of lower unit volumes in the first quarter of 2009 in the wake of the customer buy ahead at the end of 2008.

Net sales for the closures business increased $1.7 million, or 1.2 percent, in the first quarter of 2010 as compared to the same period in 2009.  This increase was primarily the result of a favorable mix of products sold and favorable foreign currency translation of approximately $4.1 million, partially offset by lower unit volumes.

Net sales for the plastic container business in the first quarter of 2010 increased $3.4 million, or 2.4 percent, as compared to the same period in 2009.  This increase was principally due to the impact of an increase in unit volumes and favorable foreign currency translation of approximately $4.9 million, partially offset by an unfavorable mix of products sold.

Gross Profit.  Gross profit margin increased 1.0 percentage points to 15.5 percent in the first quarter of 2010 as compared to the same period in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.4 percentage points to 6.7 percent for the first quarter of 2010 as compared to 6.3 percent for the same period in 2009.  Selling, general and administrative expenses increased $3.2 million to $44.5 million for the first quarter of 2010 as compared to $41.3 million for the same period in 2009 primarily due to a charge of $3.2 million recognized for the remeasurement of the net assets in the operations of Venezuela to the recently devalued official Bolivar exchange rate.

Income from Operations.  Income from operations for the first quarter of 2010 increased by $4.3 million as compared to the first quarter of 2009, and operating margin increased to 8.5 percent from 8.0 percent over the same periods.

Income from operations of the metal food container business for the first quarter of 2010 increased $19.8 million, or 74.4 percent, as compared to the same period in 2009, and operating margin increased to 12.4 percent from 7.2 percent over the same periods.  These increases were primarily the result of higher unit volumes, the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs and improved manufacturing efficiencies.

Income from operations of the closures business for the first quarter of 2010 decreased $3.2 million, or 22.4 percent, as compared to the same period in 2009, and operating margin decreased to 7.7 percent from 10.0 percent over the same periods.  These decreases were primarily attributable to a $3.2 million charge recognized for the remeasurement of net assets in the Venezuelan operations, the negative impact from the lagged pass through of higher resin costs and lower unit volumes, partially offset by the benefits of ongoing cost controls, improved manufacturing efficiencies and lower rationalization charges.  The first quarter of 2009 included rationalization charges of $1.4 million for a reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first quarter of 2010 decreased $12.0 million, or 80.5 percent, as compared to the same period in 2009, and operating margin decreased to 2.0 percent from 10.5 percent over the same periods.  These decreases were primarily attributable to the impact from the delayed pass through of significant recent resin cost increases as compared to substantial benefits in the first quarter of 2009 from the delayed pass through of lower resin costs and higher rationalization charges. Rationalization charges of $2.1 million were recognized in the first quarter of 2010 for the shut down of the Port Clinton, Ohio manufacturing facility and consolidation of this plant’s operations into other production sites.

Interest and Other Debt Expense.  Interest and other debt expense for the first quarter of 2010 increased $2.1 million to $12.5 million as compared to the same period in 2009.  This increase was primarily due to higher average interest rates principally as a result of the issuance of the 7¼% Senior Notes in May 2009.

Provision for Income Taxes. The effective tax rate for the first quarter of 2010 was 39.4 percent as compared to 35.8 percent in the same period of 2009.  The effective tax rate for the first quarter of 2010 was negatively impacted primarily by the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

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

For the three months ended March 31, 2010, we used cash and cash equivalents of $206.6 million and net borrowings of revolving loans of $74.0 million to fund cash used in operations of $154.7 million (which consisted of $92.3 million of contributions to our pension benefit plans and $62.4 million primarily for our seasonal working capital needs), decreases in outstanding checks of $93.0 million, net capital expenditures of $23.9 million, net payments for stock-based compensation issuances of $0.8 million and dividends paid on our common stock of $8.2 million.

For the three months ended March 31, 2009, we used net borrowings of revolving loans of $155.3 million and net proceeds from stock-based compensation issuances of $1.4 million to fund cash used in operations of $36.3 million (which consisted of $23.1 million of contributions to our pension benefit plans and $13.2 million primarily for our seasonal working capital needs), decreases in outstanding checks of $51.3 million, net capital expenditures of $23.8 million and dividends paid on our common stock of $7.3 million and to increase cash and cash equivalents by $38.0 million.

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

At March 31, 2010, we had $74.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of our revolving loan facility under the Credit Agreement at March 31, 2010 was $347.1 million.  We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions or other permitted purposes.

On May 5, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on June 15, 2010 to holders of record of our common stock on June 1, 2010.  The cash payment related to this dividend is expected to be $8.2 million.

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

Rationalization Charges

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility, which plan included the termination of approximately 150 employees.  Total estimated charges related to this plan are $4.9 million.  Through March 31, 2010, we have recognized a total of $2.1 million. Remaining expenses and cash expenditures of $2.8 million and $3.4 million, respectively, are expected primarily in 2010.

Under our rationalization plans, we made cash payments of $0.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  Total future cash spending of $6.8 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2010 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Since such filing, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2010 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 10, 2010	/s/ Robert B. Lewis
Robert. B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.