Form 10-Q
period 2010-08-02
SILGAN HOLDINGS INC
filed 2010-08-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 76,678,386.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	June 30,	Dec. 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$52,079	$79,638	$305,754
Trade accounts receivable, net	306,067	289,309	196,573
Inventories	563,644	542,362	387,214
Prepaid expenses and other current assets	17,167	28,531	24,685
Total current assets	938,957	939,840	914,226

Property, plant and equipment, net	842,879	891,632	882,310
Goodwill	291,724	300,315	303,695
Other intangible assets, net	53,867	56,242	56,152
Other assets, net	55,479	52,400	57,971
	$2,182,906	$2,240,429	$2,214,354

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$88,372	$127,938	$26,067
Trade accounts payable	213,175	218,626	277,809
Accrued payroll and related costs	67,307	72,157	65,142
Accrued liabilities	54,041	60,857	55,318
Total current liabilities	422,895	479,578	424,336

Long-term debt	760,465	856,669	773,347
Other liabilities	279,602	326,754	330,909

Stockholders’ equity:
Common stock	870	434	435
Paid-in capital	175,531	166,878	173,176
Retained earnings	674,928	545,233	628,234
Accumulated other comprehensive loss	(70,587)	(74,740)	(55,601)
Treasury stock	(60,798)	(60,377)	(60,482)
Total stockholders’ equity	719,944	577,428	685,762
	$2,182,906	$2,240,429	$2,214,354

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 2010 and 2009
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2010	2009

Net sales	$693,849	$689,542
Cost of goods sold	585,253	582,753
Gross profit	108,596	106,789

Selling, general and administrative expenses	40,829	40,087
Rationalization charges (credit)	709	(77)
Income from operations	67,058	66,779

Interest and other debt expense before loss on
early extinguishment of debt	11,971	12,208
Loss on early extinguishment of debt	-	661
Interest and other debt expense	11,971	12,869

Income before income taxes	55,087	53,910

Provision for income taxes	18,833	19,153
Net income	$36,254	$34,757

Earnings per share: (a)
Basic net income per share	$0.47	$0.45
Diluted net income per share	$0.47	$0.45

Dividends per share (a)	$0.11	$0.10

Weighted average number of shares: (a)
Basic	76,701	76,292
Effect of dilutive securities	586	595
Diluted	77,287	76,887

______________

(a)	Per share and share amounts for 2009 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2010 and 2009
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2010	2009

Net sales	$1,357,885	$1,344,938
Cost of goods sold	1,145,986	1,143,045
Gross profit	211,899	201,893

Selling, general and administrative expenses	85,372	81,339
Rationalization charges	2,763	1,378
Income from operations	123,764	119,176

Interest and other debt expense before loss on
early extinguishment of debt	24,506	22,665
Loss on early extinguishment of debt	-	661
Interest and other debt expense	24,506	23,326

Income before income taxes	99,258	95,850

Provision for income taxes	36,222	34,152
Net income	$63,036	$61,698

Earnings per share: (a)
Basic net income per share	$0.82	$0.81
Diluted net income per share	$0.82	$0.80

Dividends per share (a)	$0.21	$0.19

Weighted average number of shares: (a)
Basic	76,665	76,234
Effect of dilutive securities	603	628
Diluted	77,268	76,862

(a)	Per share and share amounts for 2009 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$63,036	$61,698
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	72,522	73,186
Rationalization charges	2,763	1,378
Loss on early extinguishment of debt	-	661
Excess tax benefit from stock-based compensation	(452)	(1,173)
Other changes that provided (used) cash:
Trade accounts receivable, net	(118,896)	(23,197)
Inventories	(184,957)	(164,133)
Trade accounts payable	34,275	(28,937)
Accrued liabilities	4,443	12,834
Contributions to pension benefit plans	(92,287)	(23,066)
Other, net	47,078	19,186
Net cash used in operating activities	(172,475)	(71,563)

Cash flows provided by (used in) investing activities:
Capital expenditures	(48,104)	(48,776)
Proceeds from asset sales	548	2,456
Net cash used in investing activities	(47,556)	(46,320)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	203,412	190,620
Repayments under revolving loans	(127,590)	(93,039)
Proceeds from issuance of long-term debt	-	243,200
Repayments of long-term debt	-	(237,924)
Debt issuance costs	-	(5,325)
Changes in outstanding checks - principally vendors	(92,531)	(49,996)
Dividends paid on common stock	(16,342)	(14,642)
Proceeds from stock option exercises	157	1,102
Excess tax benefit from stock-based compensation	452	1,173
Repurchase of treasury shares	(1,202)	(654)
Net cash (used in) provided by financing activities	(33,644)	34,515

Cash and cash equivalents:
Net decrease	(253,675)	(83,368)
Balance at beginning of year	305,754	163,006
Balance at end of period	$52,079	$79,638

Interest paid, net	$23,777	$19,905
Income taxes paid, net	4,410	27,444
  See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2010 and 2009
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023

Comprehensive income:

Net income	-	-	-	61,698	-	-	61,698

Changes in net prior service
credit and actuarial losses,
net of tax provision of $1,884	-	-	-	-	2,873	-	2,873

Change in fair value of derivatives,
net of tax benefit of $1,237	-	-	-	-	(1,600)	-	(1,600)

Foreign currency translation,
net of tax provision of $2,838	-	-	-	-	(152)	-	(152)

Comprehensive income							62,819

Dividends declared on common stock	-	-	-	(14,642)	-	-	(14,642)

Stock compensation expense	-	-	2,312	-	-	-	2,312

Stock option exercises, including
tax benefit of $1,389	86	1	2,490	-	-	-	2,491

Net issuance of treasury stock for
vested restricted stock units, including tax benefit of $79	30	-	(492)	-	-	(83)	(575)

Balance at June 30, 2009	38,142	$434	$166,878	$545,233	$(74,740)	$(60,377)	$577,428

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	63,036	-	-	63,036

Changes in net prior service
credit and actuarial losses,
net of tax provision of $1,606	-	-	-	-	2,486	-	2,486

Change in fair value of derivatives,
net of tax benefit of $76	-	-	-	-	(138)	-	(138)

Foreign currency translation,
net of tax provision of $10,948	-	-	-	-	(17,334)	-	(17,334)

Comprehensive income							48,050

Dividends declared on common stock	-	-	-	(16,342)	-	-	(16,342)

Stock compensation expense	-	-	3,023	-	-	-	3,023

Stock option exercises, including tax benefit of $166	15	-	323	-	-	-	323

Net issuance of treasury stock for vested restricted stock units, including tax benefit of $330	47	-	(556)	-	-	(316)	(872)

Two-for-one stock split, net of treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at June 30, 2010	76,678	$870	$175,531	$674,928	$(70,587)	$(60,798)	$719,944

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
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

Stock Split. On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock.  The stock split was effected on May 3, 2010 in the form of a stock dividend.  Stockholders of record at the close of business on April 20, 2010 were issued one additional share of common stock for each share of common stock owned on that date.  Information pertaining to the number of shares outstanding, per share amounts and stock compensation has been retroactively adjusted in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity.  Stockholders’ equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 2.          Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2009 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2009
Prior Years’ Rationalization Plans	$3,328	$217	$-	$3,545

Activity for the Six Months Ended June 30, 2010
Prior Years’ Rationalization Plan Reserves Established	314	-	-	314
Prior Years’ Rationalization Plan Reserves Utilized	(145)	-	-	(145)
2010 Rationalization Plan Reserves Established	976	-	1,473	2,449
2010 Rationalization Plan Reserves Utilized	-	-	(1,473)	(1,473)
Total Activity	1,145	-	-	1,145

Balance at June 30, 2010
Prior Years’ Rationalization Plans	3,497	217	-	3,714
2010 Rationalization Plan	976	-	-	976
Balance at June 30, 2010	$4,473	$217	$-	$4,690

2010 Rationalization Plan

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility.  Our plan included the termination of approximately 150 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $4.7 million consist of $1.4 million for employee severance and benefits, $1.8 million for plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets.  Through June 30, 2010, we have recognized a total of $2.4 million, which consisted of $0.9 million of employee severance and benefits and $1.5 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $2.3 million and $3.2 million, respectively, are expected primarily in 2010.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 2.          Rationalization Charges (continued)

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

	June 30,	June 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Accrued liabilities	$1,911	$2,777	$867
Other liabilities	2,779	2,982	2,678
	$4,690	$5,759	$3,545

Note 3.          Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	June 30,	June 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Foreign currency translation	$4,758	$12,044	$22,092
Change in fair value of derivatives	(8,033)	(8,760)	(7,895)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,647	6,730	6,797
Net actuarial loss	(73,959)	(84,754)	(76,595)

Accumulated other comprehensive loss	$(70,587)	$(74,740)	$(55,601)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 4.          Inventories

Inventories consisted of the following:

	June 30,	June 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Raw materials	$106,273	$96,281	$100,578
Work-in-process	86,936	78,303	82,402
Finished goods	436,800	409,431	268,804
Other	12,539	15,759	14,334
	642,548	599,774	466,118
Adjustment to value inventory
at cost on the LIFO method	(78,904)	(57,412)	(78,904)
	$563,644	$542,362	$387,214

Note 5.          Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Bank debt
Bank revolving loans	$76,000	$99,000	$-
Bank A term loans	81,765	121,765	81,765
Bank B term loans	-	40,621	-
Canadian term loans	78,214	72,194	77,404
Euro term loans	156,463	178,801	182,530
Other foreign bank revolving and term loans	12,372	28,938	14,067
Total bank debt	404,814	541,319	355,766

7¼% Senior Notes, net of unamortized discount	244,023	243,288	243,648
6¾% Senior Subordinated Notes	200,000	200,000	200,000

Total debt	848,837	984,607	799,414
Less current portion	88,372	127,938	26,067
	$760,465	$856,669	$773,347

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 5.          Long-Term Debt (continued)

Bank Credit Agreement

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.4 billion senior secured credit facility, or the Credit Agreement.  Our Credit Agreement provides us with term loans and revolving loans.  The term loans, or the Term Loans, consist of $400 million of U.S. term loans, €125 million of Euro term loans and Cdn $81 million of Canadian term loans.  The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $450 million, which may be used to finance acquisitions and for other permitted purposes.

We may use Revolving Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt.  Revolving Loans may be borrowed, repaid and re-borrowed until their final maturity on July 7, 2015.  The Term Loans mature on July 7, 2016 and are each payable in installments as follows (amounts in thousands):

Year	U.S. Term Loans	Euro Term Loans	Canadian Term Loans
2012	$60,000	€18,750	Cdn$12,150
2013	$60,000	€18,750	Cdn$12,150
2014	$80,000	€25,000	Cdn$16,200
2015	$80,000	€25,000	Cdn$16,200
2016	$120,000	€37,500	Cdn$24,300

The Credit Agreement requires us to prepay the Term Loans with proceeds received from certain assets sales and, under certain circumstances, with 50 percent of our excess cash flow.  The mandatory repayment provisions are no more restrictive in the aggregate than under our previous senior secured credit facility.   Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans.  Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments.  Amounts repaid under the Term Loans may not be reborrowed.

The uncommitted multicurrency incremental loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the Term Loans; and be used for working capital and general corporate purposes, including to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to pay dividends, to repurchase common stock, to refinance or repurchase debt as permitted and to repay outstanding Revolving Loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 5.          Long-Term Debt (continued)

Bank Credit Agreement (continued)

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin will be 2.25 percent and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 1.25 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.375 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.50 percent per annum. The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly after September 30, 2010 based upon our Total Leverage Ratio and our corporate credit rating from certain rating agencies as provided in the Credit Agreement.

We may utilize up to a maximum of $100 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit under such multicurrency revolving loan facility do not exceed the amount of the commitment under such multicurrency revolving loan facility.  The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans and to the issuers of the letters of credit of a facing fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum, calculated on the aggregate stated amount of all letters of credit for their stated duration.

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. and Canadian subsidiaries. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the Credit Agreement.  The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; engage in any business other than the packaging business; pay dividends; and repurchase stock.  In addition, we are required to meet specified financial covenants including Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement.  We are currently in compliance with all covenants under the Credit Agreement.

All amounts owing under our previous senior secured credit facility were repaid on July 7, 2010 with proceeds from the Credit Agreement.  As a result of this refinancing, we expect to record a pre-tax charge of approximately $4.5 million for the loss on early extinguishment of debt during the quarter ending September 30, 2010.

At June 30, 2010, total bank debt of $404.8 million was repayable within one year.  However, based on the refinancing of our previous senior secured credit facility with the Credit Agreement on July 7, 2010, we have classified bank term loan debt of $316.4 million as long-term in the Condensed Consolidated Balance Sheet at June 30, 2010.  Amounts outstanding as of June 30, 2010 classified as current debt included $76.0 million of bank revolving loans (which were repaid on July 7, 2010 in connection with the refinancing of our previous senior secured credit facility with the Credit Agreement) and $12.4 million of foreign bank revolving loans and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 6.          Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2010:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$52,079	$52,079

Liabilities:
Bank debt	404,814	404,814
7¼% Senior Notes	244,023	257,500
6¾% Senior Subordinated Notes	200,000	202,000
Interest rate swap agreements	13,519	13,519
Natural gas swap agreements	323	323

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

The financial assets and liabilities that are measured on a recurring basis at June 30, 2010 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 6.          Financial Instruments (continued)

Fair Value Measurements (continued)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2010, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2010 was recorded in our Condensed Consolidated Balance Sheet as a liability of $13.8 million, of which $5.2 million was included in accrued liabilities and $8.6 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the six months ended June 30, 2010 was a loss of $3.0 million, net of income taxes.  We estimate that we will reclassify losses of $2.8 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 6.          Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2010, the aggregate notional principal amount of our outstanding interest rate swap agreements was $204.2 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the six months ended June 30, 2010, net payments under our interest rate swap agreements were $4.4 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2010, the aggregate notional principal amount of our natural gas swap agreements was 540,400 MMBtu of natural gas with fixed prices ranging from $4.36 to $6.69 per MMBtu, which hedges approximately 18 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  For the six months ended June 30, 2010, net payments under our natural gas swap agreements were $0.8 million.   These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  Foreign currency gains recognized as net investment hedges included in accumulated other comprehensive (loss) income for the six months ended June 30, 2010 were $26.1 million, net of a deferred tax provision of $10.9 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 7.           Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$3,075	$3,276	$6,785	$6,686
Interest cost	6,995	6,993	14,020	13,973
Expected return on plan assets	(9,377)	(6,312)	(16,793)	(12,646)
Amortization of prior service cost	515	551	1,033	1,107
Amortization of actuarial losses	2,282	2,380	4,199	4,763
Net periodic benefit cost	$3,490	$6,888	$9,244	$13,883

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$244	$197	$466	$405
Interest cost	695	766	1,403	1,532
Amortization of prior service credit	(641)	(641)	(1,283)	(1,279)
Amortization of actuarial losses	53	83	143	166
Net periodic benefit cost	$351	$405	$729	$824

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
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 9.          Dividends

In each of March and June 2010, we paid a quarterly cash dividend on our common stock of $0.105 per share, adjusted for the two-for-one stock split, as approved by our Board of Directors.  The cash payments related to these dividends totaled $16.3 million.

On July 27, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on September 15, 2010 to holders of record of our common stock on September 1, 2010.  The cash payment related to this dividend is expected to be $8.2 million.

Note 10.        Treasury Stock

During the first six months of 2010, we issued 133,628 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 41,946 shares of our common stock at an average cost of $28.65 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2010, 10,339,710 shares were held in treasury.

Note 11.        Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2010, 140,400 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $4.0 million, which is being amortized ratably over the five-year vesting period from the grant date.

In June 2010, we granted 10,794 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant.  The fair value of these restricted stock units at the date of grant was $0.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 12.        Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

	Metal Food		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2010

Net sales	$378,063	$165,773	$150,013	$-	$693,849
Depreciation and amortization(1)	16,881	6,929	11,573	419	35,802
Rationalization charges	314	-	395	-	709
Segment income from operations	44,034	23,955	3,969	(4,900)	67,058

Three Months Ended June 30, 2009

Net sales	$405,356	$154,591	$129,595	$-	$689,542
Depreciation and amortization(1)	16,788	7,057	11,619	421	35,885
Rationalization (credit) charges	-	(99)	22	-	(77)
Segment income from operations	41,815	22,208	6,021	(3,265)	66,779

Six Months Ended June 30, 2010

Net sales	$753,115	$309,819	$294,951	$-	$1,357,885
Depreciation and amortization(1)	33,602	14,059	22,738	838	71,237
Rationalization charges	314	-	2,449	-	2,763
Segment income from operations (2)	90,424	35,050	6,874	(8,584)	123,764

Six Months Ended June 30, 2009

Net sales	$776,972	$296,927	$271,039	$-	$1,344,938
Depreciation and amortization(1)	34,656	13,961	22,920	841	72,378
Rationalization charges	-	1,326	52	-	1,378
Segment income from operations	68,426	36,547	20,914	(6,711)	119,176
_____________

(1)
Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.6 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)	Income from operations for the Closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and 2009 and for the
three and six months then ended is unaudited)

Note 12.        Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Total segment income from operations	$67,058	$66,779	$123,764	$119,176
Interest and other debt expense	11,971	12,869	24,506	23,326
Income before income taxes	$55,087	$53,910	$99,258	$95,850

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

Note 13.        Subsequent Event

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility.  See Note 5 for further information.

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

On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock in the form of a stock dividend.  The additional shares of our common stock were distributed on May 3, 2010.  Information pertaining to the number of shares outstanding and per share amounts for 2009 has been retroactively adjusted to reflect this stock split.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net sales
Metal food containers	54.5%	58.8%	55.5%	57.8%
Closures	23.9	22.4	22.8	22.1
Plastic containers	21.6	18.8	21.7	20.1
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.3	84.5	84.4	85.0
Gross profit	15.7	15.5	15.6	15.0
Selling, general and administrative expenses	5.9	5.8	6.3	6.1
Rationalization charges	0.1	-	0.2	0.1
Income from operations	9.7	9.7	9.1	8.8
Interest and other debt expense	1.7	1.8	1.8	1.7
Income before income taxes	8.0	7.9	7.3	7.1
Provision for income taxes	2.8	2.8	2.7	2.5
Net income	5.2%	5.1%	4.6%	4.6%

Summary unaudited results of operations for the three and six months ended June 30, 2010 and 2009 are provided below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Net sales
Metal food containers	$378.1	$405.3	$753.1	$777.0
Closures	165.8	154.6	309.8	296.9
Plastic containers	150.0	129.6	295.0	271.0
Consolidated	$693.9	$689.5	$1,357.9	$1,344.9

Income from operations
Metal food containers (1)	$44.0	$41.8	$90.4	$68.4
Closures (2)	24.0	22.2	35.1	36.5
Plastic containers (3)	4.0	6.0	6.9	20.9
Corporate	(4.9)	(3.2)	(8.6)	(6.6)
Consolidated	$67.1	$66.8	$123.8	$119.2
    _____________

(1)	Includes rationalization charges of $0.3 million for the three and six months ended June 30, 2010.
(2)
Includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations for the six months ended June 30, 2010 and a rationalization credit of $0.1 million and rationalization charges of $1.3 million for the three and six months ended June 30, 2009, respectively.

(3)	Includes rationalization charges of $0.4 million for the three months ended June 30, 2010 and $2.4 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Overview.  Consolidated net sales were $693.9 million in the second quarter of 2010, representing a 0.6 percent increase as compared to the second quarter of 2009 primarily as a result of higher average selling prices in the plastic container business largely attributable to the pass through of resin cost increases and higher unit volumes in the plastic container and closures businesses, partially offset by lower average selling prices in the metal food container business as a result of the pass through of lower raw material costs and a decrease in unit volumes in the metal food container business.  Income from operations for the second quarter of 2010 of $67.1 million increased by $0.3 million, or 0.4 percent, as compared to the same period in 2009 primarily due to higher unit volumes in the plastic container and closures businesses and effective cost control and manufacturing efficiencies, partially offset by lower unit volumes in the metal food container business, the impact from the lagged pass through of increases in resin costs in the plastic container and closures businesses and higher rationalization charges.  Results for 2010 included rationalization charges of $0.7 million.  Results for 2009 included $0.7 million for the loss on early extinguishment of debt related to the issuance of 7¼% Senior Notes in May 2009.  Net income for the second quarter of 2010 was $36.3 million, or $0.47 per diluted share, as compared to $34.8 million, or $0.45 per diluted share, for the same period in 2009.

Net Sales.  The $4.4 million increase in consolidated net sales in the second quarter of 2010 as compared to the second quarter of 2009 was the result of higher net sales in the closures and plastic container businesses offset by lower net sales in the metal food container business.

Net sales for the metal food container business decreased $27.2 million, or 6.7 percent, in the second quarter of 2010 as compared to the same period in 2009.  This decrease was primarily attributable to lower average selling prices as a result of the pass through of lower raw material costs and lower unit volumes attributable principally to the timing of customer requirements.

Net sales for the closures business increased $11.2 million, or 7.2 percent, in the second quarter of 2010 as compared to the same period in 2009.  This increase was primarily the result of higher unit volumes, largely attributable to some volume recovery in the domestic single-serve beverage market and overall volume improvement in Europe, partially offset by the impact of unfavorable foreign currency translation of approximately $5.5 million.

Net sales for the plastic container business in the second quarter of 2010 increased $20.4 million, or 15.7 percent, as compared to the same period in 2009.  This increase was principally due to the impact of higher average selling prices as a result of the pass through of resin cost increases, an increase in unit volumes and the impact of favorable foreign currency translation of approximately $3.9 million.

Gross Profit.  Gross profit margin increased 0.2 percentage points to 15.7 percent in the second quarter of 2010 as compared to the same period in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 5.9 percent for the second quarter of 2010 as compared to 5.8 percent for the same period in 2009.

Income from Operations.  Income from operations for the second quarter of 2010 increased by $0.3 million as compared to the second quarter of 2009, and operating margin remained unchanged at 9.7 percent.

Income from operations of the metal food container business for the second quarter of 2010 increased $2.2 million, or 5.3 percent, as compared to the same period in 2009, and operating margin increased to 11.6 percent from 10.3 percent over the same periods.  These increases were primarily the result of ongoing cost control and continued improvement in manufacturing efficiencies, partially offset by the effect of lower unit volumes and higher rationalization charges.  Rationalization charges of $0.3 million were recognized in the second quarter of 2010.

Income from operations of the closures business for the second quarter of 2010 increased $1.8 million, or 8.1 percent, as compared to the same period in 2009, and operating margin increased to 14.5 percent from 14.4 percent over the same periods.  These increases were primarily attributable to increased unit volumes, the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies, partially offset by the impact from the lagged pass through of increases in resin costs to customers.  A rationalization credit of $0.1 million was recognized in the second quarter of 2009.

Income from operations of the plastic container business for the second quarter of 2010 decreased $2.0 million, or 33.3 percent, as compared to the same period in 2009, and operating margin decreased to 2.7 percent from 4.6 percent over the same periods.  These decreases were primarily attributable to the impact from the lagged pass through of increases in resin costs to customers and higher rationalization charges, partially offset by the effect of an increase in unit volumes. Rationalization charges of $0.4 million were recognized in the second quarter of 2010.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2010 decreased $0.2 million to $12.0 million as compared to the same period in 2009.

Provision for Income Taxes.  The effective tax rate for the second quarter of 2010 was 34.2 percent as compared to 35.5 percent in the same period of 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Overview.  Consolidated net sales were $1.36 billion in the first six months of 2010, representing a 1.0 percent increase as compared to the first six months of 2009 primarily due to higher unit volumes in the plastic container and closures businesses, higher average selling prices in the plastic container business largely attributable to the pass through of resin cost increases and the impact of favorable foreign currency translation, partially offset by lower average selling prices in the metal food container business as a result of the pass through of lower raw material costs.  Income from operations for the first six months of 2010 increased by $4.6 million, or 3.9 percent, as compared to the same period in 2009 as a result of improved manufacturing efficiencies and ongoing cost controls, the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal food container business and higher unit volumes in the plastic container and closures businesses.  These increases were partially offset by the impact from the lagged pass through of significant increases in resin costs in the plastic container and closures businesses, the recognition of a charge of $3.2 million in selling, general and administrative expenses for the remeasurement of net assets in the Venezuela operations and higher rationalization charges.  The results for the first six months of 2010 and 2009 included rationalization charges of $2.7 million and $1.4 million, respectively.  Net income for the first six months of 2010 was $63.0 million, or $0.82 per diluted share, as compared to $61.7 million, or $0.80 per diluted share, for the same period in 2009.

Net Sales.  The $13.0 million increase in consolidated net sales in the first six months of 2010 as compared to the first six months of 2009 was due to higher net sales in the closures and plastic container businesses, partially offset by lower net sales in the metal food container business.

Net sales for the metal food container business decreased $23.9 million, or 3.1 percent, in the first six months of 2010 as compared to the same period in 2009.  This decrease was primarily attributable to lower average selling prices due to the pass through of lower raw material costs.

Net sales for the closures business in the first six months of 2010 increased $12.9 million, or 4.3 percent, as compared to the same period in 2009.  This increase was primarily the result of higher unit volumes, partially offset by the impact of unfavorable foreign currency translation of approximately $1.4 million.

Net sales for the plastic container business in the first six months of 2010 increased $24.0 million, or 8.9 percent, as compared to the same period in 2009.  This increase was primarily the result of higher unit volumes, higher average selling prices as a result of the pass through of resin cost increases and the impact of favorable foreign currency translation of approximately $8.8 million, partially offset by an unfavorable mix of products sold.

Gross Profit.  Gross Profit margin increased 0.6 percentage points to 15.6 percent for the first six months of 2010 as compared to the same period in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.1 million to $85.4 million for the six months ended June 30, 2010 as compared to $81.3 million for the same period in 2009.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 6.3 percent for the first six months of 2010 as compared to 6.1 percent for the same period in 2009.  These increases were primarily due to a charge of $3.2 million recognized in 2010 for the remeasurement of the net assets in the operations of Venezuela to the devalued official Bolivar exchange rate.

Income from Operations.  Income from operations for the first six months of 2010 increased by $4.6 million, or 3.9 percent, as compared to the first six months of 2009, and operating margin increased to 9.1 percent from 8.8 percent over the same periods.

Income from operations of the metal food container business for the first six months of 2010 increased $22.0 million, or 32.2 percent, as compared to the same period in 2009, and operating margin increased to 12.0 percent from 8.8 percent over the same periods.  These increases were primarily the result of the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs and improved manufacturing efficiencies.  The first six months of 2010 included rationalization charges of $0.3 million.

Income from operations of the closures business for the first six months of 2010 decreased $1.4 million, or 3.8 percent, as compared to the same period in 2009, while operating margin decreased to 11.3 percent from 12.3 percent over the same periods.  These decreases were primarily attributable to the negative impact from the lagged pass through of higher resin costs and a $3.2 million charge recognized for the remeasurement of net assets in the Venezuela operations, partially offset by higher unit volumes, the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges.  Rationalization charges of $1.3 million were recognized in the first six months of 2009 for a reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first six months of 2010 decreased $14.0 million, or 67.0 percent, as compared to the same period in 2009, and operating margin decreased to 2.3 percent from 7.7 percent over the same periods.  These decreases were primarily attributable to the negative impact from the lagged pass through of significant increases in resin costs and higher rationalization charges, partially offset by higher unit volumes.  The first six months of 2010 included rationalization charges of $2.4 million related to the shutdown of the Port Clinton, Ohio manufacturing facility.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2010 increased $1.9 million to $24.5 million as compared to the same period in 2009.  This increase was primarily due to higher average interest rates, largely attributable to the issuance of the 7¼% Senior Notes in May 2009.

Provision for Income Taxes.  The effective tax rate for the first six months of 2010 was 36.5 percent as compared to 35.6 percent in the same period of 2009.  The effective tax rate for the six months ending June 30, 2010 was negatively impacted by the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under our debt instruments, including our senior secured credit facility.  Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.4 billion senior secured credit facility, or the Credit Agreement.  Our Credit Agreement provides us with term loans and revolving loans.  The term loans, or the Term Loans, consist of $400 million of U.S. term loans, €125 million of Euro term loans and Cdn $81 million of Canadian term loans.  The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $450 million, which may be used to finance acquisitions and for other permitted purposes.

Under the Credit Agreement, total Term Loans of $632.3 million are payable as follows:  $94.8 million in each of 2012 and 2013, $126.5 million in each of 2014 and 2015, and $189.7 million in 2016 (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

At July 7, 2010, we had no Revolving Loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of our revolving loan facility under the Credit Agreement was $767.1 million.  We may use the available portion of our revolving loan facility, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and refinancing of other debt.

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin will be 2.25 percent and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 1.25 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.375 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.50 percent per annum.  The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly after September 30, 2010 based upon our Total Leverage Ratio and our corporate credit rating from certain rating agencies as provided in the Credit Agreement.

All amounts owing under our previous senior secured credit facility were repaid on July 7, 2010 with proceeds from the Credit Agreement.  As a result of this refinancing, we expect to record a pre-tax charge of approximately $4.5 million for the loss on early extinguishment of debt during the quarter ending September 30, 2010.

At June 30, 2010, total bank debt of $404.8 million was repayable within one year.  However, based on the refinancing of our previous senior secured credit facility with the Credit Agreement on July 7, 2010, we have classified bank term loan debt of $316.4 million as long-term in the Condensed Consolidated Balance Sheet at June 30, 2010.  Amounts outstanding as of June 30, 2010 classified as current debt included $76.0 million of bank revolving loans (which were repaid on July 7, 2010 in connection with the refinancing of our previous senior secured credit facility with the Credit Agreement) and $12.4 million of foreign bank revolving loans and term loans.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 included elsewhere in this quarterly report.

For the six months ended June 30, 2010, we used cash and cash equivalents of $253.7 million and net borrowings of revolving loans of $75.8 million to fund cash used in operations of $172.5 million (which consisted of $92.3 million of contributions to our pension benefit plans and $80.2 million primarily for our seasonal working capital needs), decreases in outstanding checks of $92.5 million, net capital expenditures of $47.6 million, net payments for stock-based compensation issuances of $0.6 million and dividends paid on our common stock of $16.3 million.

For the six months ended June 30, 2009, we used cash and cash equivalents of $83.4 million, net borrowings of revolving loans of $97.5 million, proceeds from the issuance of the 7¼% Senior Notes of $243.2 million and net proceeds from stock-based compensation issuances of $1.6 million to fund the repayment of term loans under our senior secured credit facility of $237.9 million, cash used in operations of $71.6 million (which consisted of $23.1 million of contributions to our pension benefit plans and $48.5 million primarily for our seasonal working capital needs), decreases in outstanding checks of $50.0 million, net capital expenditures of $46.3 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $14.6 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  In recent years, our incremental peak seasonal working capital requirements were approximately $300 million, which were funded through a combination of revolving loans under our senior secured credit facility and cash on hand.  For 2010, we expect to fund our peak seasonal working capital requirements with cash on hand and Revolving Loans available under our Credit Agreement.

In June 2010, our Board of Directors authorized the repurchase of up to $300 million of our common stock from time to time over a period of three years.  We have not made any repurchases of shares of our common stock under this authorization.

On July 27, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on September 15, 2010 to holders of record of our common stock on September 1, 2010.  The cash payment related to this dividend is expected to be $8.2 million.

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

Rationalization Charges

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility, which plan included the termination of approximately 150 employees.  Total estimated charges related to this plan are $4.7 million.  Through June 30, 2010, we have recognized a total of $2.4 million. Remaining expenses and cash expenditures of $2.3 million and $3.2 million, respectively, are expected primarily in 2010.

Under our rationalization plans, we made cash payments of $0.1 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.  Total future cash spending of $7.0 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Since such filing, other than in respect of the refinancing of our previous senior secured credit facility with the Credit Agreement, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 included elsewhere in this Quarterly Report.

Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 9, 2010	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.