Form 10-Q
period 2010-09-30
SILGAN HOLDINGS INC
filed 2010-11-05
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 76,786,941.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30,	Sept. 30,	Dec. 31,
	2010	2009	2009
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$393,132	$66,727	$305,754
Trade accounts receivable, net	473,727	517,124	196,573
Inventories	427,641	374,747	387,214
Prepaid expenses and other current assets	15,305	23,963	24,685
Total current assets	1,309,805	982,561	914,226

Property, plant and equipment, net	847,577	889,610	882,310
Goodwill	299,097	304,585	303,695
Other intangible assets, net	53,678	56,530	56,152
Other assets, net	63,943	57,765	57,971
	$2,574,100	$2,291,051	$2,214,354

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$213,158	$56,529	$26,067
Trade accounts payable	255,437	207,373	277,809
Accrued payroll and related costs	71,115	76,251	65,142
Accrued liabilities	71,395	97,023	55,318
Total current liabilities	611,105	437,176	424,336

Long-term debt	892,346	868,328	773,347
Other liabilities	275,303	328,449	330,909

Stockholders’ equity:
Common stock	871	434	435
Paid-in capital	178,575	169,839	173,176
Retained earnings	731,987	611,659	628,234
Accumulated other comprehensive loss	(55,256)	(64,386)	(55,601)
Treasury stock	(60,831)	(60,448)	(60,482)
Total stockholders’ equity	795,346	657,098	685,762
	$2,574,100	$2,291,051	$2,214,354

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2010 and 2009
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2010	2009

Net sales	$1,002,056	$1,016,537
Cost of goods sold	839,651	849,476
Gross profit	162,405	167,061

Selling, general and administrative expenses	40,480	38,612
Rationalization charges	971	113
Income from operations	120,954	128,336

Interest and other debt expense before loss on
early extinguishment of debt	15,940	13,724
Loss on early extinguishment of debt	4,537	-
Interest and other debt expense	20,477	13,724

Income before income taxes	100,477	114,612

Provision for income taxes	35,246	40,825
Net income	$65,231	$73,787

Earnings per share: (a)
Basic net income per share	$0.85	$0.97
Diluted net income per share	$0.84	$0.96

Dividends per share (a)	$0.11	$0.10

Weighted average number of shares: (a)
Basic	76,767	76,404
Effect of dilutive securities	608	605
Diluted	77,375	77,009

______________

(a)	Per share and share amounts for 2009 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 2010 and 2009
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2010	2009

Net sales	$2,359,940	$2,361,475
Cost of goods sold	1,985,636	1,992,521
Gross profit	374,304	368,954

Selling, general and administrative expenses	125,853	119,952
Rationalization charges	3,733	1,491
Income from operations	244,718	247,511

Interest and other debt expense before loss on
early extinguishment of debt	40,446	36,389
Loss on early extinguishment of debt	4,537	661
Interest and other debt expense	44,983	37,050

Income before income taxes	199,735	210,461

Provision for income taxes	71,469	74,976
Net income	$128,266	$135,485

Earnings per share: (a)
Basic net income per share	$1.67	$1.78
Diluted net income per share	$1.66	$1.76

Dividends per share (a)	$0.32	$0.29

Weighted average number of shares: (a)
Basic	76,699	76,291
Effect of dilutive securities	605	621
Diluted	77,304	76,912

(a)	Per share and share amounts for 2009 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$128,266	$135,485
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	108,899	109,577
Rationalization charges	3,733	1,491
Loss on early extinguishment of debt	4,537	661
Excess tax benefit from stock-based compensation	(1,065)	(1,970)
Other changes that provided (used) cash:
Trade accounts receivable, net	(280,075)	(247,207)
Inventories	(43,276)	5,586
Trade accounts payable	68,986	(40,620)
Accrued liabilities	23,326	52,773
Contributions to pension benefit plans	(92,287)	(23,423)
Other, net	51,373	26,365
Net cash (used in) provided by operating activities	(27,583)	18,718

Cash flows provided by (used in) investing activities:
Capital expenditures	(76,017)	(72,105)
Proceeds from asset sales	676	2,877
Net cash used in investing activities	(75,341)	(69,228)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	248,412	302,734
Repayments under revolving loans	(248,768)	(277,555)
Proceeds from issuance of long-term debt	634,386	243,200
Repayments of long-term debt	(318,475)	(237,924)
Debt issuance costs	(11,673)	(5,345)
Changes in outstanding checks - principally vendors	(89,782)	(51,790)
Dividends paid on common stock	(24,513)	(22,003)
Proceeds from stock option exercises	1,055	1,969
Excess tax benefit from stock-based compensation	1,065	1,970
Repurchase of treasury shares	(1,405)	(1,025)
Net cash provided by (used in) financing activities	190,302	(45,769)

Cash and cash equivalents:
Net increase (decrease)	87,378	(96,279)
Balance at beginning of year	305,754	163,006
Balance at end of period	$393,132	$66,727

Interest paid, net	$39,346	$30,215
Income taxes paid, net	24,612	42,039

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2010 and 2009
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023

Comprehensive income:

Net income	-	-	-	135,485	-	-	135,485

Changes in net prior service
credit and actuarial losses,
net of tax provision of $2,758	-	-	-	-	4,191	-	4,191

Change in fair value of derivatives,
net of tax benefit of $1,841	-	-	-	-	(2,401)	-	(2,401)

Foreign currency translation,
net of tax benefit of $113	-	-	-	-	9,685	-	9,685

Comprehensive income							146,960

Dividends declared on common stock	-	-	-	(22,003)	-	-	(22,003)

Stock compensation expense	-	-	3,680	-	-	-	3,680

Stock option exercises, including
tax benefit of $2,233	142	1	4,201	-	-	-	4,202

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $261	45	-	(610)	-	-	(154)	(764)

Balance at September 30, 2009	38,213	$434	$169,839	$611,659	$(64,386)	$(60,448)	$657,098

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	128,266	-	-	128,266

Changes in net prior service
credit and actuarial losses,
net of tax provision of $2,407	-	-	-	-	3,730	-	3,730

Change in fair value of derivatives,
net of tax benefit of $724	-	-	-	-	(1,056)	-	(1,056)

Foreign currency translation,
net of tax provision of $4,448	-	-	-	-	(2,329)	-	(2,329)

Comprehensive income							128,611

Dividends declared on common stock	-	-	-	(24,513)	-	-	(24,513)

Stock compensation expense	-	-	4,510	-	-	-	4,510

Stock option exercises, including
tax benefit of $918	106	1	1,972	-	-	-	1,973

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $408	65	-	(648)	-	-	(349)	(997)

Two-for-one stock split, net of
treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at September 30, 2010	76,787	$871	$178,575	$731,987	$(55,256)	$(60,831)	$795,346

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
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

Goodwill and Other Intangible Assets.  We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2010 assessment performed during the third quarter.

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
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 2.           Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2009 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2009
Prior Years’ Rationalization Plans	$3,328	$217	$-	$3,545

Activity for the Nine Months Ended September 30, 2010
Prior Years’ Rationalization Plan Reserves Established	694	-	-	694
Prior Years’ Rationalization Plan Reserves Utilized	(3,696)	-	-	(3,696)
2010 Rationalization Plan Reserves Established	1,255	311	1,473	3,039
2010 Rationalization Plan Reserves Utilized	(402)	(311)	(1,473)	(2,186)
Total Activity	(2,149)	-	-	(2,149)

Balance at September 30, 2010
Prior Years’ Rationalization Plans	326	217	-	543
2010 Rationalization Plan	853	-	-	853
Balance at September 30, 2010	$1,179	$217	$-	$1,396

2010 Rationalization Plan

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility.  Our plan included the termination of approximately 150 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $4.6 million consist of $1.4 million for employee severance and benefits, $1.7 million for plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets.  Through September 30, 2010, we have recognized a total of $3.0 million of costs, which consisted of $1.2 million of employee severance and benefits, $0.3 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $1.6 million and $2.4 million, respectively, are expected primarily in 2010.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 2.           Rationalization Charges (continued)

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

	Sept. 30,	Sept. 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Accrued liabilities	$1,396	$2,357	$867
Other liabilities	-	2,877	2,678
	$1,396	$5,234	$3,545

Note 3.           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Foreign currency translation	$19,763	$21,881	$22,092
Change in fair value of derivatives	(8,951)	(9,561)	(7,895)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,573	6,699	6,797
Net actuarial loss	(72,641)	(83,405)	(76,595)

Accumulated other comprehensive loss	$(55,256)	$(64,386)	$(55,601)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 4.           Inventories

Inventories consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Raw materials	$108,355	$85,715	$100,578
Work-in-process	84,068	76,450	82,402
Finished goods	301,051	254,094	268,804
Other	13,071	15,900	14,334
	506,545	432,159	466,118
Adjustment to value inventory
at cost on the LIFO method	(78,904)	(57,412)	(78,904)
	$427,641	$374,747	$387,214

Note 5.           Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2010	2009	2009
	(Dollars in thousands)

Bank debt
Bank revolving loans	$-	$27,000	$-
Bank A term loans	400,000	121,765	81,765
Bank B term loans	-	40,621	-
Canadian term loans	78,505	76,648	77,404
Euro term loans	169,625	185,828	182,530
Other foreign bank revolving and term loans	13,158	29,529	14,067
Total bank debt	661,288	481,391	355,766

7¼% Senior Notes, net of unamortized discount	244,216	243,466	243,648
6¾% Senior Subordinated Notes	200,000	200,000	200,000

Total debt	1,105,504	924,857	799,414
Less current portion	213,158	56,529	26,067
	$892,346	$868,328	$773,347

At September 30, 2010, amounts expected to be repaid within one year consisted of $200.0 million of our 6¾% Senior Subordinated Notes and $13.2 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 5.           Long-Term Debt (continued)

Bank Credit Agreement

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.4 billion senior secured credit facility, or the Credit Agreement.  The Credit Agreement provides us with term loans and revolving loans.  The term loans, or the Term Loans, consist of $400 million of U.S. term loans, €125 million of Euro term loans and Cdn $81 million of Canadian term loans.  The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $450 million, which may be used to finance acquisitions and for other permitted purposes.

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

Year	U.S. Term Loans	Euro Term Loans	Canadian Term Loans
2012	$60,000	€18,750	Cdn $12,150
2013	$60,000	€18,750	Cdn $12,150
2014	$80,000	€25,000	Cdn $16,200
2015	$80,000	€25,000	Cdn $16,200
2016	$120,000	€37,500	Cdn $24,300

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
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 5.           Long-Term Debt (continued)

Bank Credit Agreement (continued)

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin will be 2.25 percent and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 1.25 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.375 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.50 percent per annum. The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio and our corporate credit rating from certain rating agencies as provided in the Credit Agreement.

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

All amounts owing under our previous senior secured credit facility were repaid on July 7, 2010 with proceeds from the Credit Agreement.  As a result of the refinancing of our senior secured credit facility, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment of debt during the quarter ended September 30, 2010.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 5.           Long-Term Debt (continued)

6¾% Senior Subordinated Notes

On October 1, 2010, we gave irrevocable notice for the redemption of all of our outstanding 6¾% Senior Subordinated Notes due 2013, or the 6¾% Notes, on November 15, 2010.  The aggregate principal amount of the 6¾% Notes being redeemed is $200.0 million.  We will redeem the 6¾% Notes at a redemption price of 101.125% of their principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date.  We have classified the 6¾% Notes as current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2010.  As a result of this redemption, we expect to record a pre-tax charge of approximately $3.1 million for the loss on early extinguishment of debt during the fourth quarter of 2010.

Note 6.           Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2010:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$393,132	$393,132

Liabilities:
Bank debt	661,288	661,288
7¼% Senior Notes	244,216	263,750
6¾% Notes	200,000	203,000
Interest rate swap agreements	14,662	14,662
Natural gas swap agreements	829	829

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
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 6.           Financial Instruments (continued)

Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value (continued)

The financial assets and liabilities that are measured on a recurring basis at September 30, 2010 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 7¼% Senior Notes and 6¾% Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets as we have not elected to record them at fair value.  The carrying amounts of our variable rate bank debt approximate their fair values.  Fair values of our 7¼% Senior Notes and 6¾% Notes are estimated based on quoted market prices.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2010, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2010 was recorded in our Condensed Consolidated Balance Sheet as a liability of $15.5 million, of which $5.8 million was included in accrued liabilities and $9.7 million was included in other liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 6.           Financial Instruments (continued)

Derivative Instruments and Hedging Activities (continued)

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the nine months ended September 30, 2010 was a loss of $4.0 million, net of income taxes.  We estimate that we will reclassify losses of $3.1 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2010, the aggregate notional principal amount of our outstanding interest rate swap agreements was $169.6 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the nine months ended September 30, 2010, net payments under our interest rate swap agreements were $6.2 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2010, the aggregate notional principal amount of our natural gas swap agreements was 877,700 MMBtu of natural gas with fixed prices ranging from $4.42 to $6.70 MMBtu, which hedges approximately 29 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the nine months ended September 30, 2010, net payments under our natural gas swap agreements were $0.7 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated our Euro term loans borrowed under the Credit Agreement as a net investment hedge.  Foreign currency gains related to our net investment hedge included in accumulated other comprehensive (loss) income for the nine months ended September 30, 2010 were $10.6 million, net of a deferred tax provision of $4.4 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 7.           Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$3,293	$3,734	$10,078	$10,420
Interest cost	7,151	6,739	21,171	20,712
Expected return on plan assets	(9,375)	(6,272)	(26,168)	(18,918)
Amortization of prior service cost	516	577	1,549	1,684
Amortization of actuarial losses	2,100	2,289	6,299	7,052
Net periodic benefit cost	$3,685	$7,067	$12,929	$20,950

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$225	$181	$691	$586
Interest cost	685	656	2,088	2,188
Amortization of prior service credit	(643)	(644)	(1,926)	(1,923)
Amortization of actuarial losses (gains)	72	(30)	215	136
Net periodic benefit cost	$339	$163	$1,068	$987

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
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 9.           Dividends

In each of March, June and September of 2010, we paid a quarterly cash dividend on our common stock of $0.105 per share, as approved by our Board of Directors.  The cash payments related to these dividends totaled $24.5 million.

On November 4, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on December 15, 2010 to holders of record of our common stock on December 1, 2010.

Note 10.         Treasury Stock

During the first nine months of 2010, we issued 159,428 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 49,191 shares of our common stock at an average cost of $28.58 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2010, 10,321,155 shares were held in treasury.

Note 11.         Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2010, 140,400 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $4.0 million, which is being amortized ratably over the five-year vesting period from the grant date.

In June 2010, we granted 10,794 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant.  The fair value of these restricted stock units at the date of grant was $0.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 12.         Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

	Metal Food		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2010

Net sales	$688,901	$162,769	$150,386	$-	$1,002,056
Depreciation and amortization(1)	16,697	7,055	11,408	420	35,580
Rationalization charges	381	-	590	-	971
Segment income from operations	95,274	22,028	8,206	(4,554)	120,954

Three Months Ended September 30, 2009

Net sales	$716,527	$166,349	$133,661	$-	$1,016,537
Depreciation and amortization(1)	16,680	7,046	11,634	422	35,782
Rationalization charges	-	15	98	-	113
Segment income from operations	104,193	24,247	3,099	(3,203)	128,336

Nine Months Ended September 30, 2010

Net sales	$1,442,015	$472,588	$445,337	$-	$2,359,940
Depreciation and amortization(1)	50,299	21,114	34,146	1,259	106,818
Rationalization charges	694	-	3,039	-	3,733
Segment income from operations (2)	185,698	57,078	15,080	(13,138)	244,718

Nine Months Ended September 30, 2009

Net sales	$1,493,499	$463,275	$404,701	$-	$2,361,475
Depreciation and amortization(1)	51,335	21,005	34,554	1,263	108,157
Rationalization charges	-	1,341	150	-	1,491
Segment income from operations	172,619	60,794	24,012	(9,914)	247,511

_____________

(1)
Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.8 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $2.1 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Income from operations for the Closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and 2009 and for the
three and nine months then ended is unaudited)

Note 12.         Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Total segment income from operations	$120,954	$128,336	$244,718	$247,511
Interest and other debt expense	20,477	13,724	44,983	37,050
Income before income taxes	$100,477	$114,612	$199,735	$210,461

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

Note 13.         Subsequent Events

Stock Repurchase

On October 8, 2010, we commenced a “modified Dutch Auction” tender offer with the intention to purchase up to $175.0 million of our common stock.  We have also entered into a Stock Purchase Agreement with Messrs. R. Philip Silver and D. Greg Horrigan, our two largest stockholders and the Non-Executive Co-Chairmen of our Board of Directors, pursuant to which each of Messrs. Silver and Horrigan has agreed to sell to Silgan, following the closing for the tender offer, such number of shares of our common stock as will result in Messrs. Silver and Horrigan maintaining substantially the same percentage beneficial ownership interest in our common stock that they have immediately prior to the consummation of the tender offer.  Assuming the tender offer is fully subscribed, we will purchase approximately $72.2 million of our common stock pursuant to the Stock Purchase Agreement.

Redemption of 6¾% Notes

On October 1, 2010, we gave irrevocable notice for the redemption of all of our outstanding 6¾% Notes on November 15, 2010.  See Note 5 for further information.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Net sales
Metal food containers	68.8%	70.5%	61.1%	63.2%
Closures	16.2	16.4	20.0	19.7
Plastic containers	15.0	13.1	18.9	17.1
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.8	83.6	84.1	84.4
Gross profit	16.2	16.4	15.9	15.6
Selling, general and administrative expenses	4.0	3.8	5.3	5.1
Rationalization charges	0.1	-	0.2	0.1
Income from operations	12.1	12.6	10.4	10.4
Interest and other debt expense	2.1	1.3	2.0	1.5
Income before income taxes	10.0	11.3	8.4	8.9
Provision for income taxes	3.5	4.0	3.0	3.2
Net income	6.5%	7.3%	5.4%	5.7%

Summary unaudited results of operations for the three and nine months ended September 30, 2010 and 2009 are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
	(Dollars in millions)

Net sales
Metal food containers	$688.9	$716.5	$1,442.0	$1,493.5
Closures	162.8	166.3	472.6	463.3
Plastic containers	150.4	133.7	445.3	404.7
Consolidated	$1,002.1	$1,016.5	$2,359.9	$2,361.5

Income from operations
Metal food containers (1)	$95.3	$104.2	$185.7	$172.6
Closures (2)	22.0	24.3	57.1	60.8
Plastic containers (3)	8.2	3.1	15.1	24.0
Corporate	(4.5)	(3.3)	(13.2)	(9.9)
Consolidated	$121.0	$128.3	$244.7	$247.5
    ____________

(1)	Includes rationalization charges of $0.4 million and $0.7 million for the three and nine months ended September 30, 2010, respectively.
(2)
Includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations for the nine months ended September 30, 2010 and rationalization charges of $1.3 million for the nine months ended September 30, 2009.

(3)
Includes rationalization charges of $0.6 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Overview.  Consolidated net sales were $1,002.1 million in the third quarter of 2010, representing a 1.4 percent decrease as compared to very strong net sales in the third quarter of 2009 due primarily to a more robust vegetable and fruit pack in that year.  The decrease in net sales was primarily a result of lower average selling prices and an unfavorable mix of products sold in the metal food container and closures businesses, lower unit volumes in the metal food container business and the impact of net unfavorable foreign currency translation, partially offset by higher average selling prices in the plastic container business and higher unit volumes in the closures and plastic container businesses. Income from operations for the third quarter of 2010 of $121.0 million decreased by $7.3 million, or 5.7 percent, as compared to the same period in 2009 primarily due to an unfavorable mix of products sold in the metal food container and closures businesses, lower unit volumes in the metal food container business, the unfavorable comparison to the prior year benefit in the closures business from the delayed pass through of raw material cost declines in Europe, the year-over-year detriment from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal food container business and higher rationalization charges, partially offset by the benefit from the lagged pass through of resin cost declines in the plastic container business, higher unit volumes in the closures and plastic container businesses and ongoing cost control and continued improvement in manufacturing efficiencies, particularly in the metal food container business.  Results for 2010 included rationalization charges of $1.0 million and a loss on early extinguishment of debt of $4.5 million.  Net income for the third quarter of 2010 was $65.2 million, or $0.84 per diluted share, as compared to $73.8 million, or $0.96 per diluted share, for the same period in 2009.

Net Sales.  The $14.4 million decrease in consolidated net sales in the third quarter of 2010 as compared to the third quarter of 2009 was the result of lower net sales in the metal food container and closures businesses, partially offset by higher net sales in the plastic container business.

Net sales for the metal food container business decreased $27.6 million, or 3.9 percent, in the third quarter of 2010 as compared to the same period in 2009.  This decrease was primarily due to lower average selling prices as a result of the pass through of lower raw material and other manufacturing costs, an unfavorable mix of products sold and lower unit volumes principally attributable to a later and less robust vegetable and fruit pack in 2010 as compared to 2009.

Net sales for the closures business decreased $3.5 million, or 2.1 percent, in the third quarter of 2010 as compared to the same period in 2009.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $8.1 million, lower average selling prices due to the pass through of lower net raw material costs and an unfavorable mix of products sold, partially offset by an increase in unit volumes primarily in the domestic single-serve beverage market.

Net sales for the plastic container business in the third quarter of 2010 increased $16.7 million, or 12.5 percent, as compared to the same period in 2009.  This increase was principally due to higher average selling prices as a result of the pass through of higher resin costs, an increase in unit volumes and the impact of favorable foreign currency translation of approximately $1.6 million.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 16.2 percent in the third quarter of 2010 as compared to the same period in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 4.0 percent for the third quarter of 2010 as compared to 3.8 percent for the same period in 2009 due primarily to an increase in expenses for certain corporate development activities.

Income from Operations.  Income from operations for the third quarter of 2010 decreased by $7.3 million as compared to the third quarter of 2009, and operating margin decreased to 12.1 percent from 12.6 percent over the same periods.

Income from operations of the metal food container business for the third quarter of 2010 decreased $8.9 million, or 8.5 percent, as compared to the same period in 2009, and operating margin decreased to 13.8 percent from 14.5 percent over the same periods.  These decreases were primarily the result of an unfavorable mix of products sold, lower unit volumes and the year-over-year detriment resulting from the timing of certain contractual pass throughs of changes in manufacturing costs, partially offset by ongoing cost control and continued improvement in manufacturing efficiencies. Rationalization charges of $0.4 million were recognized in the third quarter of 2010.

Income from operations of the closures business for the third quarter of 2010 decreased $2.3 million, or 9.5 percent, as compared to the same period in 2009, and operating margin decreased to 13.5 percent from 14.6 percent over the same periods.  These decreases were primarily attributable to the unfavorable comparison to the prior year benefit from the delayed pass through of raw material cost declines in Europe and a negative mix of products sold, partially offset by an increase in unit volumes.

Income from operations of the plastic container business for the third quarter of 2010 of $8.2 million increased $5.1 million as compared to $3.1 million in the same period in 2009, and operating margin increased to 5.5 percent from 2.3 percent over the same periods.  These increases were primarily attributable to the impact from the lagged pass through of declines in resin costs to customers and higher unit volumes, partially offset by higher rationalization charges. Rationalization charges of $0.6 million were recognized in the third quarter of 2010.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the third quarter of 2010 increased $2.3 million to $16.0 million as compared to the same period in 2009.  This increase was primarily due to higher interest rates and higher outstanding debt balances largely as a result of the refinancing of our senior secured credit facility in July 2010.  As a result of the refinancing of our senior secured credit facility, we incurred a loss on early extinguishment of debt of $4.5 million.

Provision for Income Taxes.  The effective tax rate for the third quarter of 2010 was 35.1 percent as compared to 35.6 percent in the same period of 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Overview.  Consolidated net sales were $2.36 billion in the first nine months of 2010, representing a 0.1 percent decrease as compared to the first nine months of 2009.  This slight decrease was primarily due to lower average selling prices in the metal food container business as a result of the pass through of lower raw material costs and an unfavorable mix of products sold in each of our businesses, partially offset by higher unit volumes in the plastic container and closures businesses and higher average selling prices in the plastic container business largely attributable to the pass through of resin cost increases. Income from operations for the first nine months of 2010 decreased by $2.8 million, or 1.1 percent, as compared to the same period in 2009 as a result of the unfavorable impact from the lagged pass through of significant increases in resin costs in the plastic container and closures businesses, an unfavorable mix of products sold in the metal food container and closures businesses, the unfavorable comparison to the prior year benefit in the closures business from the delayed pass through of raw material cost declines in Europe, the recognition of a charge of $3.2 million in selling, general and administrative expenses for the remeasurement of net assets in the Venezuelan operations, higher rationalization charges and an increase in expenses for certain corporate development activities.  These decreases were partially offset by improved manufacturing efficiencies and ongoing cost controls, the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal food container business and higher unit volumes in the plastic container and closures businesses. The results for the first nine months of 2010 and 2009 included rationalization charges of $3.7 million and $1.5 million, respectively, and a loss on early extinguishment of debt of $4.5 million and $0.7 million, respectively.  Net income for the first nine months of 2010 was $128.3 million, or $1.66 per diluted share, as compared to $135.5 million, or $1.76 per diluted share, for the same period in 2009.

Net Sales.  The $1.6 million decrease in consolidated net sales in the first nine months of 2010 as compared to the first nine months of 2009 was due to lower net sales in the metal food container business, offset by higher net sales in the closures and plastic container businesses.

Net sales for the metal food container business decreased $51.5 million, or 3.4 percent, in the first nine months of 2010 as compared to the same period in 2009.  This decrease was primarily attributable to lower average selling prices due to the pass through of lower raw material costs and an unfavorable mix of products sold.

Net sales for the closures business in the first nine months of 2010 increased $9.3 million, or 2.0 percent, as compared to the same period in 2009.  This increase was primarily the result of higher unit volumes, partially offset by the impact of unfavorable foreign currency translation of approximately $9.5 million and an unfavorable mix of products sold.

Net sales for the plastic container business in the first nine months of 2010 increased $40.6 million, or 10.0 percent, as compared to the same period in 2009.  This increase was primarily the result of higher average selling prices as a result of the pass through of resin cost increases, higher unit volumes and the impact of favorable foreign currency translation of approximately $10.4 million, partially offset by an unfavorable mix of products sold.

Gross Profit.  Gross Profit margin increased 0.3 percentage points to 15.9 percent for the first nine months of 2010 as compared to the same period in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million to $125.9 million for the nine months ended September 30, 2010, as compared to $119.9 million for the same period in 2009.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 5.3 percent for the first nine months of 2010 as compared to 5.1 percent for the same period in 2009.  These increases were primarily due to a charge of $3.2 million recognized in 2010 for the remeasurement of the net assets in the operations of Venezuela to the devalued official Bolivar exchange rate and an increase in expenses for certain corporate development activities.

Income from Operations.  Income from operations for the first nine months of 2010 decreased by $2.8 million, or 1.1 percent, as compared to the first nine months of 2009, while operating margin remained the same at 10.4 percent over the same periods.

Income from operations of the metal food container business for the first nine months of 2010 increased $13.1 million, or 7.6 percent, as compared to the same period in 2009, and operating margin increased to 12.9 percent from 11.6 percent over the same periods.  These increases were primarily the result of the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs and improved manufacturing efficiencies, partially offset by an unfavorable mix of products sold and higher rationalization charges.  The first nine months of 2010 included rationalization charges of $0.7 million.

Income from operations of the closures business for the first nine months of 2010 decreased $3.7 million, or 6.1 percent, as compared to the same period in 2009, and operating margin decreased to 12.1 percent from 13.1 percent over the same periods.  These decreases were primarily attributable to the negative impact from the lagged pass through of higher resin costs in the first quarter of 2010, the unfavorable comparison to the prior year benefit from the delayed pass through of raw material cost declines in Europe, a negative mix of products sold and a $3.2 million charge recognized for the remeasurement of net assets in the Venezuela operations, partially offset by higher unit volumes, the benefits of ongoing cost reduction initiatives and lower rationalization charges.  Rationalization charges of $1.3 million were recognized in the first nine months of 2009 for a reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first nine months of 2010 decreased $8.9 million, or 37.1 percent, as compared to the same period in 2009, and operating margin decreased to 3.4 percent from 5.9 percent over the same periods.  These decreases were primarily attributable to the negative impact from the lagged pass through of significant increases in resin costs and higher rationalization charges, partially offset by higher unit volumes.  The first nine months of 2010 included rationalization charges of $3.0 million related to the shutdown of the Port Clinton, Ohio manufacturing facility.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2010 increased $4.1 million to $40.5 million as compared to the same period in 2009.  This increase was primarily due to higher average interest rates and higher average outstanding borrowings, largely attributable to the issuance of the 7¼% Senior Notes in May 2009 and the refinancing of our senior secured credit facility in July 2010.  As a result of the refinancing of our senior secured credit facility, we incurred a loss on early extinguishment of debt of $4.5 million.

Provision for Income Taxes.  The effective tax rate for the first nine months of 2010 was 35.8 percent as compared to 35.6 percent in the same period of 2009.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under our debt instruments, including the Credit Agreement.  Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment and the funding of our seasonal working capital needs.

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into the Credit Agreement.  The Credit Agreement provides us with Term Loans and Revolving Loans.  The Term Loans consist of $400 million of U.S. term loans, €125 million of Euro term loans and Cdn $81 million of Canadian term loans.  The Revolving Loans consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $450 million, which may be used to finance acquisitions and for other permitted purposes.  Under the Credit Agreement, total Term Loans of $648.1 million are payable as follows:  $97.2 million in each of 2012 and 2013, $129.6 million in each of 2014 and 2015, and $194.5 million in 2016 (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin will be 2.25 percent and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 1.25 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.375 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.50 percent per annum. The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio and our corporate credit rating from certain rating agencies as provided in the Credit Agreement.

For the nine months ended September 30, 2010, we used proceeds from the Credit Agreement of $634.4 million and net proceeds from stock-based compensation issuances of $0.7 million to fund the repayment of term loans under our previous senior secured credit facility of $318.5 million, cash used in operations of $27.6 million (which included $92.3 million of contributions to our pension benefit plans), decreases in outstanding checks of $89.8 million, net capital expenditures of $75.3 million, net payments of revolving loans of $0.3 million, debt issuance costs of $11.7 million related to the refinancing of our senior secured credit facility and dividends paid on our common stock of $24.5 million and to increase our cash and cash equivalents by $87.4 million.

For the nine months ended September 30, 2009, we used cash and cash equivalents of $96.3 million, cash from operations of $18.7 million (which included $23.4 million of contributions to our pension benefit plans), net borrowings of revolving loans of $25.1 million, proceeds from the issuance of the 7¼% Senior Notes of $243.2 million and net proceeds from stock-based compensation issuances of $2.9 million to fund the repayment of term loans under our previous senior secured credit facility of $237.9 million, decreases in outstanding checks of $51.8 million, net capital expenditures of $69.2 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $22.0 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  In recent years, our seasonal working capital requirements have peaked at approximately $300 million.  In 2010, our seasonal working capital requirements were funded through cash on hand.

At September 30, 2010, we had no Revolving Loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of Revolving Loans under the Credit Agreement at September 30, 2010 was $767.5 million.  We may use the available portion of Revolving Loans, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and to refinance or repurchase other debt.

On October 1, 2010, we gave irrevocable notice for the redemption of all of our outstanding 6¾% Notes on November 15, 2010.  The aggregate principal amount of the 6¾% Notes being redeemed is $200.0 million.  We will redeem the 6¾% Notes at a redemption price of 101.125% of their principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date, using cash on hand and/or Revolving Loans.  We have classified the 6¾% Notes as current liabilities in our Condensed Consolidated Balance Sheet at September 30, 2010.  As a result of this redemption, we expect to record a pre-tax charge of approximately $3.1 million for the loss on early extinguishment of debt during the fourth quarter of 2010.

Our Board of Directors has authorized the repurchase of up to $300 million of our common stock from time to time over a period of three years.  As of September 30, 2010, we have not repurchased any shares of our common stock pursuant to this authorization.  On October 8, 2010, we commenced a “modified Dutch Auction” tender offer with the intention to purchase up to $175.0 million of our common stock.  We have also entered into a Stock Purchase Agreement with Messrs. R. Philip Silver and D. Greg Horrigan, our two largest stockholders and the Non-Executive Co-Chairmen of our Board of Directors, pursuant to which each of Messrs. Silver and Horrigan has agreed to sell to Silgan, following the closing for the tender offer, such number of shares of our common stock as will result in Messrs. Silver and Horrigan maintaining substantially the same percentage beneficial ownership interest in our common stock that they have immediately prior to the consummation of the tender offer.  Assuming the tender offer is fully subscribed, we will purchase approximately $72.2 million of our common stock pursuant to the Stock Purchase Agreement.  We expect to fund the proposed repurchase of shares of our common stock in the tender offer and under the Stock Purchase Agreement with cash on hand and/or Revolving Loans.

On November 4, 2010, our Board of Directors declared a quarterly cash dividend on our common stock of $0.105 per share, payable on December 15, 2010 to holders of record of our common stock on December 1, 2010.  The cash payment related to this dividend is not expected to exceed $8.2 million.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases and common stock dividends for the foreseeable future.  We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2010 with all of these covenants.

Rationalization Charges

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility, which plan included the termination of approximately 150 employees.  Total estimated charges related to this plan are $4.6 million.  Through September 30, 2010, we have recognized a total of $3.0 million of costs. Remaining expenses and cash expenditures of $1.6 million and $2.4 million, respectively, are expected primarily in 2010.

Under our rationalization plans, we made cash payments of $4.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Total future cash spending of $3.0 million is expected for our outstanding rationalization plans.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Since such filing, other than the changes discussed in Note 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 1.  Legal Proceedings

As previously disclosed, in August 2009 we reached an agreement in principle to enter into a Consent Decree with the U.S. Environmental Protection Agency, or EPA, pursuant to which we would pay a $0.365 million fine and agree to certain plant and operational changes in response to alleged past violations of the federal Clean Air Act at seventeen of our metal food container manufacturing facilities in Alabama, Illinois, Indiana, Michigan, Minnesota, New York, North Carolina, Washington, and Wisconsin.  Plant and operational changes to correct alleged past violations have been substantially completed.  This agreement completes a voluntary process that we initiated in 1999 for all of our metal food container manufacturing facilities pursuant to EPA’s Audit Policy, “Incentives for Self Policing: Discovery, Disclosure, Correction and Prevention of Violations.”  Most of these alleged past violations stem from activities occurring during the facilities’ ownership by prior owners.  The Consent Decree was entered into with the EPA on June 10, 2010 and was filed in the United States District Court for the Eastern District of Wisconsin on August 2, 2010.  As a result of the entry of the Consent Decree, we paid this fine on August 10, 2010.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILGAN HOLDINGS INC.

Dated: November 5, 2010	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2010 and 2009.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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