Form 10-K
period 2010-12-31
SILGAN HOLDINGS INC
filed 2011-02-28
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-22117

SILGAN HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Delaware	06-1269834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Landmark Square, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 975-7110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.532 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 69,875,873.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We had consolidated net sales of approximately $3.07 billion in 2010. Our products are used for a wide variety of end markets and we operate 68 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food;

•	metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2010 of approximately half of the market. Our leadership in this market is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 29 metal food container manufacturing facilities located in the United States, and we believe that we have the most comprehensive equipment capabilities in the industry throughout North America. For 2010, our metal food container business had net sales of $1.86 billion (approximately 60.7 percent of our consolidated net sales) and income from operations of $232.6 million (approximately 77.2 percent of our consolidated income from operations excluding corporate expense).

We are also a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. In addition, we manufacture plastic closures for the North American dairy and juice markets. We have 16 closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2010, our closures business had net sales of $618.8 million (approximately 20.1 percent of our consolidated net sales) and income from operations of $58.6 million (approximately 19.4 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2010, our plastic container business had net sales of $588.6 million (approximately 19.2 percent of our consolidated net sales) and income from operations of $10.3 million (approximately 3.4 percent of our consolidated income from operations excluding corporate expense).

We recently announced that we entered into a purchase agreement with Vogel & Noot Holding AG, or VN, to acquire VN’s metal container operations in Central and Eastern Europe. VN’s metal container operations manufacture both metal food containers and general line metal containers.

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2011 approximately 90 percent of our projected metal food container sales in North America, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-four businesses. As a result of the benefits of acquisitions and organic growth, we have increased our overall share of the U.S. metal food container market from approximately 10 percent in 1987 to approximately half of the market in 2010. Through acquisitions, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $618.8 million in 2010. We have also grown our market position in the plastic container business since 1987, with net sales increasing more than sixfold to $588.6 million in 2010. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and steel closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closure business	1997	Aluminum roll-on closures

Acquired Business	Year	Products
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures

In November 2010, we acquired IPEC Global, Inc., or IPEC, a leading plastic closure manufacturer serving primarily the North American dairy and juice markets. IPEC has manufacturing facilities in New Castle, Pennsylvania and Brewton, Alabama.

In December 2010, we announced that we entered into a purchase agreement with VN to acquire VN’s metal container operations in Central and Eastern Europe for a purchase price of €250 million in addition to the assumption of certain liabilities of VN. The purchase price is subject to adjustments for the net debt of these operations at December 31, 2010 and the financial performance of these operations for 2010. VN’s metal container operations include 12 metal container manufacturing facilities throughout Central and Eastern Europe, with several new locations scheduled to become operational in the near term. With this pending acquisition, we will be a leading manufacturer of metal containers in North America and Europe.

OUR STRATEGY

We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT

Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal food container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic vacuum closures and plastic closures for the dairy and juice markets, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.

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

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2010, we refinanced our previous senior secured credit facility with a new $1.4 billion senior secured credit facility, or our Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other permitted purposes. In 2010, we used a significant amount of cash on hand and borrowings under our Credit Agreement to redeem our 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes, for $202.3 million, to repurchase 7.1 million shares of our common stock for $247.0 million (excluding fees and expenses of $0.8 million), to make voluntary contributions of $92.3 million to our pension benefit plans and to purchase IPEC. At December 31, 2010, we had $175.2 million of cash and cash equivalents on hand. We intend to fund the purchase price for our acquisition of VN’s metal container operations through Euro denominated revolving loan borrowings under our Credit Agreement.

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

During the past twenty years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, and Pacific Coast Producers, or Pacific Coast, reflect this trend. We estimate that approximately 7 percent of the market for metal food containers in the United States is still served by self-manufacturers. In North America, we are the largest manufacturer of metal food containers, and with our pending acquisition of VN’s metal container operations in Central and Eastern Europe we will be a leading manufacturer of metal containers in North America and Europe.

While we have increased our market share of metal food containers in the United States primarily through acquisitions, we have also made over the last few years, and are continuing to make, significant capital investment in our metal food container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2010, approximately 60 percent of our metal food containers sold had a Quick Top® easy-open end.

With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. In 2010, we broadened our closures business through our acquisition of IPEC which manufacturers plastic closures primarily for the North American dairy and juice markets. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

We have grown our market position for our plastic container business since 1987, with net sales increasing more than sixfold to $588.6 million in 2010. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic container segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In furtherance of such efforts, in 2010 we announced plans to close our Port Clinton, Ohio plastic container manufacturing facility and to consolidate that facility’s operations into other production sites, to close one of our Woodstock, Illinois plastic container manufacturing facilities, to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and to reduce the workforce at our closures manufacturing facility in Hannover, Germany.

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

METAL FOOD CONTAINERS—60.7 PERCENT OF OUR CONSOLIDATED NET SALES IN 2010

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2010 of approximately half of the market. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products. For 2010, our metal food container business had net sales of $1.86 billion (approximately 60.7 percent of our consolidated net sales) and income from operations of $232.6 million (approximately 77.2 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected North American metal food container sales in 2011 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2010, we announced that we had entered into a purchase agreement with VN to acquire its metal container operations in Central and Eastern Europe. In addition to being the largest manufacturer of metal food containers in North America, with this pending acquisition we will become a leading manufacturer of metal containers in North America and Europe.

CLOSURES—20.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2010

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. In addition, through our acquisition of IPEC we also provide plastic closures to the dairy and juice markets. We have 16 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve. For 2010, our closures business had net sales of $618.8 million (approximately 20.1 percent of our consolidated net sales) and income from operations of $58.6 million (approximately 19.4 percent of our consolidated income from operations excluding corporate expense).

We manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink teas, sports and energy drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food, baby juices and infant formula products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize removal torques and to enhance openability of our closures while meeting applicable regulatory requirements. We offer our customers an extensive range of printing options for our closures. We also provide customers with sealing/capping equipment and detection systems to complement our closure product offering for food and beverage products. In addition, through our acquisition of IPEC we also provide plastic closures to the dairy and juice markets. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

PLASTIC CONTAINERS—19.2 PERCENT OF OUR CONSOLIDATED NET SALES IN 2010

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2010, our plastic container business had net sales of $588.6 million (approximately 19.2 percent of our consolidated net sales) and income from operations of $10.3 million (approximately 3.4 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sixfold.

We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments and liquor. Additionally, we manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products. We also manufacture plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes, and multi-layer microwaveable and retortable plastic bowls for food products.

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

As of February 1, 2011, we operated a total of 68 manufacturing facilities in ten different countries throughout the world that serve the needs of our customers.

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

Through our acquisition of IPEC in 2010, we also manufacture plastic closures for the dairy and juice markets utilizing the injection molding process.

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

Our metal food container supply arrangements with our customers provide for the pass through of changes in our metal costs. For our non-contract customers, we have also increased prices to pass through increases in our metal costs. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2011.

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

In 2010, 2009, and 2008, approximately 12 percent of our consolidated net sales were to Campbell in each such year, and approximately 11 percent, 11 percent and 10 percent, respectively, of our consolidated net sales were to Nestlé. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL FOOD CONTAINER BUSINESS

We are the largest manufacturer of metal food containers in North America, with a unit volume market share in the United States in 2010 of approximately half of the market. Our largest customers for these products include Campbell, Inc., Del Monte, General Mills, Inc., Hill’s Pet Nutrition, Inc., H. J. Heinz Company, Hormel Foods Corp., or Hormel, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Seneca Foods L.L.C., and Treehouse Foods, Inc.

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected North American metal food container sales in 2011 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2010 were $318.8 million. Our supply agreement with Nestlé, covering approximately eighty percent of the metal food containers that we supply to Nestlé, continues until December 2013. This supply agreement provides for certain prices and specifies that those prices will be increased or decreased based upon cost change formulas. In addition, we continue to supply the remaining metal food containers that we supply to Nestlé under a separate supply agreement that continues until December 2011.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2010, our net sales of metal food containers to Campbell were $338.4 million.

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

CLOSURES BUSINESS

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We have 16 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers of our closures business include Andros Group, Beech-Nut Nutrition Corporation, Campbell, The Coca-Cola Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, The J.M. Smucker Company, Nestlé Group, PepsiCo Inc., Schwartau Group, Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although as is common many supply arrangements are negotiated on a year-by-year basis.

In addition, we license our technology to five other manufacturers who supply products in China, India, Israel, Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.

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

Our largest customers for our plastic container business include Alberto Culver USA, Inc., Avon Products Inc., Berlin Packaging, The Carriage House Inc., The Clorox Company, Henkel AG & Co KGaA, Johnson & Johnson, Kraft Foods, Inc., The Kroger Co., McCormick & Company, Inc., The Procter & Gamble Company, Treehouse Foods, Inc., TricorBraun, Unilever Home and Personal Care North America and Best Foods (units of Unilever, N.V.) and Vi-Jon Inc.

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

CLOSURES BUSINESS

Our closures business competes primarily with Berry Plastics Corporation, Closures Systems International, Inc. (part of Rank Group Limited), Crown Holdings, Inc., Groupe Massilly, Rexam PLC and Tecnocap S.p.a. With our ability to manufacture an extensive range of metal, composite and plastic vacuum closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.

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

EMPLOYEES

As of December 31, 2010, we employed approximately 2,000 salaried and 5,400 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2010, Campbell provided us with approximately 110 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2011 and 2014. As of December 31, 2010, contracts covering approximately 15 percent of our hourly employees in the United States and Canada will expire during 2011. We expect no significant changes in our relations with these unions.

ENVIRONMENTAL AND OTHER REGULATIONS

We are subject to federal, foreign, state and local environmental laws and regulations. In general, these laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. We believe that we are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, schedules under compliance orders or similar arrangements.

In addition to costs associated with regulatory compliance, we may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Those that generate hazardous substances that are disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and other classes of persons, are subject to claims for clean up and natural resource damages under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, regardless of fault or the legality of the original disposal. CERCLA and many similar state and foreign statutes may hold a responsible party liable for the entire cleanup cost at a particular site even though that party may not have caused the entire problem. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state or foreign agency may also issue orders requiring responsible parties to undertake removal or remedial actions at sites.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2010, December 31, 2009 and December 31, 2008 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

For the year ended December 31, 2010, our foreign operations for all our businesses generated $444.0 million of net sales, which represents approximately 15 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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

RECENT DEVELOPMENTS

On December 15, 2010, we announced that we had entered into a purchase agreement with VN to purchase its metal container operations in Central and Eastern Europe. Pursuant to the purchase agreement, we agreed to acquire these operations for a cash purchase price of €250 million, in addition to the assumption of certain liabilities of VN. The purchase price is subject to certain adjustments for the net debt and financial performance of these operations.

VN, headquartered in Vienna, Austria, manufactures metal food cans and general line metal containers and currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe. VN’s facilities are located in Austria, Germany, Poland, Greece, Macedonia, Belarus, Slovakia and Slovenia, and VN is scheduled to open several new facilities in other Eastern European countries in the near term.

Consummation of the acquisition is subject to various specific and other customary closing conditions and certain other matters, including applicable antitrust clearances, no material adverse change affecting these operations and no substantial devaluation of the Euro, no breaches of VN’s representations and warranties with a value exceeding a certain amount, and certain other financial conditions with regard to the working capital and net debt of these operations. We anticipate closing this acquisition in March 2011. The purchase agreement will terminate if the closing thereunder has not occurred by June 30, 2011.

We expect to fund the purchase price for this acquisition through Euro denominated revolving loan borrowings under our Credit Agreement.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2010, we had $904.7 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions. In addition, at December 31, 2010, after taking into account letters of credit of $32.4 million, we had $767.6 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $450 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2010, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2010 interest expense by an aggregate of approximately $3.1 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2010.

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

DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. As indicated above, we intend to fund the purchase price for our acquisition of VN’s metal container operations through Euro denominated revolving loans under our Credit Agreement. We may also incur additional debt to fund the operating needs of the acquired VN metal containers operations.

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

GLOBAL ECONOMIC CONDITIONS AND DISRUPTIONS IN THE CREDIT MARKETS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In recent years, global financial markets have experienced substantial disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If such economic conditions and tightening of credit in the financial markets were to continue, then, among other risks we face, our ability to obtain additional financing in the future, including, if necessary, to fund acquisitions, may be adversely affected. In addition, any additional financing that we may obtain may be on terms that are more restrictive than the current terms of our indebtedness and may be at interest rates higher than the current interest rates for our indebtedness. Additionally, any such additional financing would have to be effected in compliance with the agreements governing our then existing indebtedness. Under such circumstances, any approval that may be required under our then existing indebtedness for any such additional financing may require us to agree to more restrictive terms and/or higher interest rates for our then existing indebtedness.

Economic conditions and disruptions in the credit markets could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.

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

Approximately 90 percent of our North American metal food container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2010 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

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

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2011. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2010, we employed approximately 5,400 hourly employees on a full-time basis. Approximately 49 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2011 and 2014. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our international operations generated approximately $444.0 million, or approximately 15 percent, of our consolidated net sales in 2010, of which approximately $322.5 million was generated by our closures operations in Europe, Asia and South America. As of February 1, 2011, we have a total of nine manufacturing facilities in a total of eight countries in Europe, Asia and South America, serving customers in over 70 countries worldwide. We recently announced that we entered into a purchase agreement with VN to acquire its metal container operations, with manufacturing facilities in eight countries in Central and Eastern Europe and several new international manufacturing facilities scheduled to become operational in the near term. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

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

WE ARE SUBJECT TO THE EFFECTS OF FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

Our reporting currency is the U.S. dollar. As a result of our international closures operations and our Canadian plastic container operations, a portion of our consolidated net sales, and some of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. As a result, we must translate local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, changes in exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in foreign currencies. Our exposure to the effects of fluctuations in foreign currency exchange rates will increase upon the consummation of our pending acquisition of VN’s metal container operations in Central and Eastern Europe. Although we may use currency exchange rate protection agreements from time to time to reduce our exposure to currency exchange rate fluctuations in some cases, these hedges may not eliminate or reduce the effect of currency fluctuations.

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $324.8 million of goodwill and $32.1 million of trade names recorded on our consolidated balance sheet at December 31, 2010. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2010, Messrs. Silver and Horrigan beneficially owned an aggregate of 20,355,299 shares of our common stock, or approximately 29 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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

UPON THE OCCURRENCE OF CERTAIN CHANGE OF CONTROL EVENTS, WE MAY NOT BE ABLE TO SATISFY ALL OF OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT AND INDENTURE.

Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indenture governing the 7 1/4% Senior Notes due 2016, or the 7 1/4% Notes, we must make an offer to repurchase the 7 1/4% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indenture.

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

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 29 operating facilities for the metal food container business, 16 operating facilities for the closures business and 23 operating facilities for the plastic container business. We own 32 of these facilities and lease 36. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2011 for our metal food container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Kingsburg, CA	54,000	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	284,900	(leased)
Hoopeston, IL	323,600
Rochelle, IL	220,900
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800	(leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100	(leased)
Crystal City, TX	26,000	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	206,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2011 for our closures business:

Location	Approximate Building Area (square feet)
Brewton, AL	55,500
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	80,300
West Hazleton, PA	151,500	(leased)
Pocos de Caldas, Brazil	39,800
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Niepolomice, Poland	170,100
Niepolomice, Poland	21,500
Torello, Spain	71,900	(leased)
Shanghai, China	49,400
Santa Rosa City, Philippines	75,500	(leased)
Valencia, Venezuela	87,800

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2011 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	187,900	(leased)
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	402,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Penn Yan, NY	100,000
Ottawa, OH	267,000
Port Clinton, OH	401,400	(leased)
Breinigsville, PA	70,000	(leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2011, we had 45 holders of record of our common stock.

On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock, which was effected in the form of a stock dividend. Our stockholders of record at the close of business on April 20, 2010 were issued one additional share of our common stock for each share of our common stock held by them on that date. Such additional shares were issued on May 3, 2010.

We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2010, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.095 per share to $0.105 per share (which amounts have been retroactively adjusted for the two-for-one stock split that occurred on May 3, 2010). In February 2011, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.11 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under our Credit Agreement and our indenture for the 7 1/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below. Closing sales prices and cash dividends per share have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2010
First Quarter	$30.37	$25.93	$0.105
Second Quarter	33.11	27.53	0.105
Third Quarter	32.12	27.76	0.105
Fourth Quarter	36.55	31.73	0.105

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2009
First Quarter	$26.34	$22.32	$0.095
Second Quarter	26.25	21.94	0.095
Third Quarter	26.48	23.96	0.095
Fourth Quarter	29.27	25.80	0.095

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the purchase of equity securities that we made during the fourth quarter of the year ended December 31, 2010 pursuant to our “modified Dutch auction” tender offer and the stock purchase agreement with Messrs. Silver and Horrigan, our two largest stockholders and the Non-Executive Co-Chairmen of our Board of Directors.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2010	—	—	—	$300.0
November 1-30, 2010	7,107,480	$34.75	7,107,480	$ 53.0
December 1-31, 2010	—	—	—	$ 53.0
Total	7,107,480	$34.75	7,107,480	$ 53.0

(1)

On June 2, 2010, our Board of Directors authorized us to repurchase up to $300 million of our common stock from time to time over a period of three years. Pursuant to this authorization, on October 7, 2010, we announced our intention to purchase up to $175 million of our common stock through a “modified Dutch Auction” tender offer. Pursuant to the tender offer, which expired on November 8, 2010, we purchased 5,035,971 shares of our common stock from our stockholders at a price of $34.75 per share, for a total purchase price of $175.0 million. In connection with the tender offer, we also entered into a stock purchase agreement with Messrs. Silver and Horrigan, pursuant to which each of Messrs. Silver and Horrigan agreed to not participate in the tender offer and instead to sell to us, following the completion of the tender offer and at the same price per share as in the tender offer, such number shares of our common stock as would result in each of them maintaining substantially the same percentage beneficial ownership in our common stock that he had immediately prior to the consummation of the tender offer. Accordingly, on November 23, 2010 we purchased an aggregate of 2,071,509 shares of our common stock beneficially owned by Messrs. Silver and Horrigan at a price of $34.75 per share (the same price per share as in the tender offer), for a total purchase price of $72.0 million. Through the tender offer and the purchase of shares under the stock purchase agreement with Messrs. Silver and Horrigan, we purchased a total of 7,107,480 shares of our common stock, or approximately 9.2 percent of our outstanding common stock as of November 15, 2010, at a price of $34.75 per share, for an aggregate total purchase price of $247.0 million (excluding fees and expenses of $0.8 million).

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2010. Our consolidated financial statements for the five years ended December 31, 2010 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,071.5	$3,066.8	$3,121.0	$2,923.0	$2,667.5
Cost of goods sold	2,599.1	2,605.7	2,694.4	2,502.7	2,310.9

Gross profit	472.4	461.1	426.6	420.3	356.6
Selling, general and administrative expenses	166.9	161.0	160.7	148.8	131.4
Rationalization charges	22.2	1.5	12.2	5.7	16.4

Income from operations	283.3	298.6	253.7	265.8	208.8
Interest and other debt expense before loss on early extinguishment of debt	54.1	49.7	60.1	66.0	59.2
Loss on early extinguishment of debt	7.5	1.3	—	—	0.2

Interest and other debt expense	61.6	51.0	60.1	66.0	59.4

Income before income taxes	221.7	247.6	193.6	199.8	149.4
Provision for income taxes	77.1	88.2	68.6	73.0	48.9

Net income	$144.6	$159.4	$125.0	$126.8	$100.5

Per Share Data: (b)
Basic net income per share	$1.91	$2.09	$1.65	$1.68	$1.34

Diluted net income per share	$1.89	$2.07	$1.63	$1.66	$1.33

Dividends per share	$0.42	$0.38	$0.34	$0.32	$0.24

Selected Segment Data:
Net sales:
Metal food containers	$1,864.1	$1,916.2	$1,786.3	$1,680.4	$1,624.9
Closures	618.8	609.1	682.8	615.2	450.3
Plastic containers	588.6	541.5	651.9	627.4	592.3
Income from operations:
Metal food containers (c)	232.6	206.4	162.2	151.3	133.4
Closures (d)	58.6	74.1	59.8	66.2	49.8
Plastic containers (e)	10.3	31.3	43.8	56.8	36.7

(continued)

Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$105.4	$99.6	$122.9	$155.0	$121.7
Depreciation and amortization (f)	142.9	145.3	144.0	138.0	126.2
Net cash provided by operating activities	187.3	322.8	345.4	279.7	221.6
Net cash used in investing activities	(151.8)	(96.7)	(135.7)	(158.9)	(438.4)
Net cash (used in) provided by financing activities	(166.1)	(83.3)	(142.6)	(41.6)	213.1

Balance Sheet Data (at end of period):
Cash and cash equivalents	$175.2	$305.8	$163.0	$95.9	$16.7
Goodwill	324.8	303.7	300.4	310.7	304.4
Total assets	2,176.0	2,214.4	2,164.3	2,151.7	2,013.5
Total debt	904.7	799.4	884.9	992.5	955.6
Stockholders’ equity	553.6	685.8	525.0	507.2	369.6

Notes to Selected Financial Data

(a)	In 2006, we acquired the White Cap closures operations in Europe and Asia. We subsequently acquired the White Cap closures operations in South America in 2007 and 2008.
(b)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.
(c)	Income from operations of the metal food container business includes rationalization charges of $0.7 million, $3.3 million, $5.5 million and $12.1 million in 2010, 2008, 2007 and 2006, respectively.
(d)	Income from operations of the closures business includes rationalization charges of $9.2 million, $1.3 million and $7.9 million in 2010, 2009 and 2008, respectively, and a charge for the remeasurement of net assets in Venezuela of $3.2 million in 2010.
(e)	Income from operations of the plastic container business includes rationalization charges of $12.3 million, $0.2 million, $1.0 million, $0.2 million and $4.3 million in 2010, 2009, 2008, 2007 and 2006, respectively.
(f)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2010. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of metal and plastic consumer goods packaging products. We currently produce steel and aluminum containers for human and pet food; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are the largest manufacturer of metal food containers in North America, with a unit volume market share for the year ended December 31, 2010 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. We recently announced that we entered into a purchase agreement with VN to acquire its metal container operations in Central and Eastern Europe. VN’s metal container operations manufacture both metal food containers and general line metal containers. You should also read Note 18 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

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

During the past twenty years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell and Pacific Coast reflect this trend. We estimate that approximately 7 percent of the market for metal food containers in the United Sates is still served by self-manufacturers. In North America, we are the largest manufacturer of metal food containers, and with our pending acquisition of VN’s metal container operations we will be a leading manufacturer of metal containers in North America and Europe.

The metal food container market in North America was relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2010, approximately 60 percent of our metal food containers sold had a Quick Top® easy-open end.

With our acquisitions of our closure operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. In 2010, we broadened our closures business through our acquisition of IPEC which manufactures plastic closures primarily for the North American dairy and juice markets. We may pursue further consolidation opportunities in the closure markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures.

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sixfold to $588.6 million in 2010. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2006, we have closed three metal food container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In furtherance of such efforts, in 2010 we announced plans to close our Port Clinton, Ohio plastic container manufacturing facility and to consolidate that facility’s operations into other production sites, to close one of our Woodstock, Illinois plastic container manufacturing facilities, to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and to reduce the workforce at our closure manufacturing facility in Hannover, Germany.

We have also invested substantial capital in the past few years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. Over the past five years, we have invested $604.6 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers such as our metal food container supply agreements with our two largest customers, Nestlé (through 2013 for approximately 80 percent of our sales to Nestlé and through 2011 for our remaining sales to Nestlé) and Campbell (through 2013). We estimate that in 2011 approximately 90 percent of our projected North American metal food container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.

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

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted uses. In 2010, we refinanced our previous senior secured credit facility with our new $1.4 billion Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other permitted purposes. In 2010, we used a significant amount of cash on hand and borrowings under our Credit Agreement to redeem our 6 3/4% Notes for $202.3 million, to repurchase 7.1 million shares of our common stock for $247.0 million (excluding fees and expenses of $0.8 million), to make voluntary contributions of $92.3 million to our pension benefit plans and to purchase IPEC. At December 31, 2010, we had $175.2 million of cash and cash equivalents on hand. We intend to fund the purchase price for our acquisition of VN’s metal container operations through Euro denominated revolving loan borrowings under our Credit Agreement.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2010 we had $495.0 million of indebtedness, or 55 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2010, 2009 and 2008, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 19.1 percent, 16.7 percent and 23.7 percent, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2010 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2009	2008
Operating Data:
Net sales:
Metal food containers	60.7%	62.5%	57.2%
Closures	20.1	19.9	21.9
Plastic containers	19.2	17.6	20.9

Consolidated	100.0	100.0	100.0
Cost of goods sold	84.6	85.0	86.4

Gross profit	15.4	15.0	13.6
Selling, general and administrative expenses	5.5	5.2	5.1
Rationalization charges	0.7	0.1	0.4

Income from operations	9.2	9.7	8.1
Interest and other debt expense	2.0	1.6	1.9

Income before income taxes	7.2	8.1	6.2
Provision for income taxes	2.5	2.9	2.2

Net income	4.7%	5.2%	4.0%

Summary results for our business segments for the years ended December 31, 2010, 2009 and 2008 are provided below.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Net sales:
Metal food containers	$1,864.1	$1,916.2	$1,786.3
Closures	618.8	609.1	682.8
Plastic containers	588.6	541.5	651.9

Consolidated	$3,071.5	$3,066.8	$3,121.0

Income from operations:
Metal food containers (1)	$232.6	$206.4	$162.2
Closures (2)	58.6	74.1	59.8
Plastic containers (3)	10.3	31.3	43.8
Corporate	(18.2)	(13.2)	(12.1)

Consolidated	$283.3	$298.6	$253.7

(1)

Includes rationalization charges of $0.7 million and $3.3 million in 2010 and 2008, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

(2)

Includes rationalization charges of $9.2 million, $1.3 million and $7.9 million in 2010, 2009 and 2008, respectively, and a charge of $3.2 million in 2010 for the remeasurement of net assets in Venezuela. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

(3)

Includes rationalization charges of $12.3 million, $0.2 million and $1.0 million in 2010, 2009 and 2008, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Overview. Consolidated net sales were $3.072 billion in 2010, representing a 0.2 percent increase as compared to 2009 primarily as a result of higher average selling prices in the plastic container business largely attributable to the pass through of higher resin costs and volume increases across each business, partially offset by lower average selling prices in the metal food container business and the metal portion of the closures business due to the pass through of lower raw material costs and the impact of unfavorable foreign currency translation. Income from operations in 2010 decreased $15.3 million, or 5.1 percent, as compared to 2009 primarily due to higher rationalization charges, a less favorable mix of products sold in each business, the negative impact of the lagged pass through of significant volatility in raw material costs and increased corporate expenses associated with corporate development activities, partially offset by improved manufacturing efficiencies and ongoing cost controls, the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal food container business and increased volumes in each business. Our results for 2010 and 2009 included rationalization charges of $22.2 million and $1.5 million, respectively. Net income in 2010 decreased $14.8 million to $144.6 million as compared to 2009.

Net Sales. The $4.7 million increase in consolidated net sales in 2010 as compared to 2009 was the result of higher net sales in our closures and plastic container businesses, partially offset by lower net sales in our metal food container business.

Net sales for the metal food container business decreased $52.1 million, or 2.7 percent, in 2010 as compared to 2009. This decrease was primarily attributable to lower average selling prices due to the pass through of lower raw material and other manufacturing costs, partially offset by modest volume gains year-over-year. The year-over-year volume increase was primarily attributable to the favorable year-over-year comparison resulting from some potential customer buy ahead in the fourth quarter of 2010 in anticipation of 2011 raw material price increases versus the negative impact in 2009 of the fourth quarter 2008 customer buy ahead, partially offset by the comparison to a very strong fruit and vegetable pack in 2009.

Net sales for the closures business increased $9.7 million, or 1.6 percent, as compared to 2009. This increase was primarily the result of higher volumes attributable to improving demand in the single-serve beverage markets, the benefit of a customer buy ahead in the fourth quarter of 2010 in advance of raw material price increases, the inclusion of the IPEC acquisition in the fourth quarter of 2010 and the pass through of higher raw material costs in the plastic portion of the closures business, partially offset by unfavorable foreign currency translation of $15.8 million, lower average selling prices in the metal portion of the closures business as a result of the pass through of lower tin plate prices, reduced sales into Venezuela and a less favorable mix of products sold.

Net sales for the plastic container business in 2010 increased $47.1 million, or 8.7 percent, as compared to 2009. This increase was principally attributable to the impact of higher average selling prices as a result of the pass through of higher raw material costs, increased volumes and favorable foreign currency translation of $11.6 million, partially offset by a less favorable mix of products sold.

Gross Profit. Gross profit margin increased to 15.4 percent in 2010 as compared to 15.0 percent in 2009 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million in 2010 as compared to 2009. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.5 percent in 2010 from 5.2 percent in 2009. These increases were primarily due to a charge of $3.2 million recognized in 2010 for the remeasurement of the net assets in the operations in Venezuela to the devalued official Bolivar exchange rate and increased corporate expenses associated with corporate development activities.

Income from Operations. Income from operations for 2010 decreased by $15.3 million as compared to 2009, and operating margin decreased to 9.2 percent from 9.7 percent over the same periods. Income from operations for 2010 and 2009 included rationalization charges of $22.2 million and $1.5 million, respectively.

Income from operations of the metal food container business for 2010 increased $26.2 million, or 12.7 percent, as compared to 2009, and operating margin increased to 12.5 percent from 10.8 percent over the same periods. These increases were primarily due to the year-over-year benefit resulting from improved manufacturing efficiencies and ongoing improvements in cost controls, the timing of certain contractual pass throughs of changes in raw material and other manufacturing costs and higher volumes, partially offset by a less favorable mix of products sold.

Income from operations of the closures business for 2010 decreased $15.5 million, or 20.9 percent, as compared to 2009, and operating margin decreased to 9.5 percent from 12.2 percent over the same periods. These decreases were primarily due to $7.9 million higher rationalization charges attributable to a workforce reduction in the manufacturing facility in Germany, the negative impact of the lagged pass through of rising resin costs, the unfavorable comparison to the prior year benefit from the delayed pass through of raw material cost declines in Europe and a less favorable mix of products sold, partially offset by higher volumes. Rationalization charges were $9.2 million and $1.3 million for the years ended 2010 and 2009, respectively.

Income from operations of the plastic container business for 2010 decreased $21.0 million, or 67.1 percent, as compared to 2009, and operating margin decreased to 1.7 percent from 5.8 percent over the same periods. These decreases were primarily due to $12.1 million higher rationalization charges principally attributable to the announced closing of two manufacturing facilities, the negative impact of the lagged pass through of significant increases in resin costs, higher operating costs while implementing rationalization programs and a less favorable mix of products sold, partially offset by higher volumes. Rationalization charges were $12.3 million and $0.2 million for the years ended 2010 and 2009, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2010 increased $4.4 million to $54.1 million as compared to 2009. This increase was primarily due to the higher average cost of borrowings, principally as a result of higher interest rates and higher average outstanding borrowings largely attributable to the issuance of the 7 1/4% Notes in May 2009 and the refinancing of our previous senior secured credit facility with our Credit Agreement in July 2010. In 2010, we incurred a loss on early extinguishment of debt of $7.5 million as a result of the refinancing of our previous senior secured credit facility and the redemption of our 6 3/4% Notes.

Provision for Income Taxes. The effective tax rate for 2010 was 34.8 percent as compared to 35.6 percent in 2009.

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Overview. Consolidated net sales were $3.067 billion in 2009, representing a 1.7 percent decrease as compared to 2008 primarily as a result of lower average selling prices in the plastic container business largely attributable to the pass through of lower resin costs, lower volumes in the closures and plastic container businesses and the impact of unfavorable foreign currency translation, partially offset by higher average selling prices in the metal food container business due to the pass through of higher raw material and other manufacturing costs. Income from operations in 2009 increased $44.9 million, or 17.7 percent, as compared to 2008 due primarily to improved manufacturing efficiencies and ongoing cost controls across all businesses and lower rationalization charges, partially offset by increased pension expense and the impact from lower volumes in the closures and plastic container businesses. Our results for 2009 and 2008 included rationalization charges of $1.5 million and $12.2 million, respectively. Net income in 2009 increased $34.4 million to $159.4 million as compared to 2008.

Net Sales. The $54.2 million decrease in consolidated net sales in 2009 as compared to 2008 was the result of lower net sales in our closures and plastic container businesses, partially offset by higher net sales in our metal food container business.

Net sales for the metal food container business increased $129.9 million, or 7.3 percent, in 2009 as compared to 2008. This increase was primarily attributable to higher average selling prices due to the pass through of higher raw material and other manufacturing costs. Volumes were essentially flat year-over-year, as volume increases from a favorable fruit and vegetable pack in the third quarter of 2009 were offset by the effect of a buy ahead in the fourth quarter of 2008 as a result of certain customers buying in advance of 2009 raw material price increases.

Net sales for the closures business decreased $73.7 million, or 10.8 percent, as compared to 2008. This decrease was primarily the result of lower volumes attributable to demand softness in the single-serve beverage markets and a buy ahead in the fourth quarter of 2008 due to 2009 raw material price increases and unfavorable foreign currency translation of $15.7 million, partially offset by higher pricing for metal closures due to the pass through of higher raw material costs.

Net sales for the plastic container business in 2009 decreased $110.4 million, or 16.9 percent, as compared to 2008. This decrease was principally attributable to the impact of lower average selling prices as a result of the pass through of lower raw material costs, a decline in volumes due to general weakness in demand and unfavorable foreign currency translation of $9.1 million.

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

Income from operations of the closures business for 2009 increased $14.3 million, or 23.9 percent, as compared to 2008, and operating margin increased to 12.2 percent from 8.8 percent over the same periods. These increases were primarily attributable to the benefits of ongoing cost reduction initiatives, improved manufacturing efficiencies and lower rationalization charges, partially offset by lower volumes. Rationalization charges were $1.3 million and $7.9 million for the years ended 2009 and 2008, respectively.

Income from operations of the plastic container business for 2009 decreased $12.5 million, or 28.5 percent, as compared to 2008, and operating margin decreased to 5.8 percent from 6.7 percent over the same periods. These decreases were primarily attributable to lower volumes and higher pension expense, partially offset by ongoing cost reductions.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2009 decreased $10.4 million to $49.7 million as compared to 2008. This decrease was primarily due to lower average debt balances outstanding in 2009 as compared to 2008, partially offset by slightly higher interest rates largely as a result of the issuance of $250 million aggregate principal amount of the 7 1/4% Notes in May 2009. During 2009, we utilized the net proceeds from this issuance and cash on hand to prepay certain term loan installment payments under our previous senior secured credit facility and foreign debt. As a result of these prepayments, we incurred a loss on early extinguishment of debt of $1.3 million.

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

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into our new $1.4 billion Credit Agreement. Our Credit Agreement provides us with term loans and revolving loans. The term loans consist of $400 million of U.S. term loans, €125 million of Euro term loans and Cdn $81 million of Canadian term loans. The revolving loans consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility. Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $450 million, which may be used to finance acquisitions and for other permitted purposes. All amounts owing under our previous senior secured credit facility were repaid on July 7, 2010 with proceeds from our Credit Agreement. As a result of the refinancing of our previous senior secured credit facility, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment of debt during the third quarter of 2010.

On November 15, 2010, we utilized cash on hand to redeem all of our outstanding 6 3/4% Notes ($200.0 million aggregate principal amount) at a redemption price of 101.125% of their principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we recorded a pre-tax charge of $3.0 million for the loss on early extinguishment of debt during the fourth quarter of 2010.

In June 2010, our Board of Directors authorized us to repurchase up to $300 million of our common stock from time to time over a period of three years. In November 2010, we repurchased 7.1 million shares of our common stock at a cost of $247.8 million (including $0.8 million of fees and expenses) through a “modified Dutch auction” tender offer and a stock purchase agreement with Messrs. Silver and Horrigan, our two largest stockholders.

In 2010, we used borrowings from our Credit Agreement of $634.4 million, cash from operations of $187.3 million (after contributions of $92.3 million to our pension benefit plans), cash balances of $130.5 million, increases in outstanding checks of $7.2 million, net proceeds from stock-based compensation issuances of $3.9 million and net borrowings of revolving loans of $0.7 million to fund the repayment of term loans under our previous senior secured credit facility of $318.5 million, the repurchase of 7.1 million shares of our common stock for $247.8 million (including $0.8 million of fees and expenses), the redemption of our 6 3/4% Notes for $202.3 million, net capital expenditures of $103.8 million, the acquisition of IPEC for $47.9 million, net of cash acquired, dividends on our common stock of $32.0 million and debt issuance costs of $11.7 million related to the refinancing of our previous senior secured credit facility with our Credit Agreement.

In 2010, changes in working capital and outstanding checks used cash of $60.1 million, while changes in working capital and outstanding checks generated cash of $42.6 million in 2009. This change was due primarily to increased raw material purchases of $32.0 million in 2010 in advance of 2011 inflation, as well as the year-over-year impact on working capital of the unusually strong cash collections of trade accounts receivable in 2009 as compared to the more normalized cash collections in 2010.

In 2009, we used cash from operations of $322.8 million (after contributions of $43.4 million to our pension benefit plans), increases in outstanding checks of $40.9 million, proceeds from the issuance of the 7 1/4% Notes of $243.2 million and net proceeds from stock-based compensation issuances of $4.7 million to fund net payments of foreign revolving loans of $16.8 million, repayments of term loans under our previous senior secured credit facility of $320.7 million, net capital expenditures of $96.7 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $29.4 million and to increase cash and cash equivalents by $142.7 million.

In 2009, changes in working capital and outstanding checks generated cash of $42.6 million as compared to $24.0 million in 2008. This increase was due primarily to strong cash collections of trade accounts receivable in 2009.

In 2008, we used cash from operations of $345.4 million (after contributions of $9.8 million to our pension benefit plans), net borrowings of revolving loans of $3.0 million, other debt borrowings of $10.8 million and net proceeds from stock-based compensation issuances of $5.4 million to fund net capital expenditures of $121.2 million, the repayment of debt of $94.0 million, our acquisitions in our closures business for $14.5 million, net of cash acquired, decreases in outstanding checks of $41.8 million and dividends paid on our common stock of $26.0 million and to increase cash and cash equivalents by $67.1 million.

In February 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on March 17, 2011 to the holders of record of our common stock on March 3, 2011. The cash payment for this quarterly dividend is expected to be approximately $7.8 million.

At December 31, 2010, we had $904.7 million of total consolidated indebtedness. In addition, at December 31, 2010, after taking into account letters of credit of $32.4 million, we had $757.6 million and Cdn $10 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $450 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity on July 7, 2015. At December 31, 2010, there were no revolving loans outstanding under our Credit Agreement.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our seasonal working capital requirements have peaked at approximately $300 million. In 2010, our seasonal working capital requirements were funded with cash on hand. For 2011, we expect to fund our peak seasonal working capital requirements with cash on hand and revolving loans available under our Credit Agreement. We may use the available portion of our revolving loan facilities, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing and repurchases of other debt.

In addition to our operating cash needs and excluding any impact from pending acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•

annual capital expenditures of $110 to $140 million, although capital expenditures in 2011 may be higher as a result of our decision to shift some capital expenditures from 2010 to 2011 to take advantage of available tax benefits in 2011;

•

principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $13.9 million in 2011, $96.9 million in 2012, $96.9 million in 2013, $129.3 million in 2014, $129.3 million in 2015 and $444.0 million in 2016;

•	cash payments for quarterly dividends on our common stock of approximately $7.8 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2010 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, and the 7 1/4% Notes;

•	payments of approximately $85 to $95 million for federal, state and foreign tax liabilities in 2011, which may increase annually thereafter; and

•	payments for pension benefit plan contributions which will be dependent on the funded status of our pension benefit plans.

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

Our Credit Agreement and the indenture with respect to the 7 1/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2011 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2010 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations (1)	$910.3	$13.9	$193.8	$258.6	$444.0
Interest on fixed rate debt (2)	102.0	18.1	36.3	36.3	11.3
Interest on variable rate debt (3)	95.7	23.9	42.8	26.2	2.8
Operating lease obligations	127.1	29.4	45.2	30.2	22.3
Purchase obligations (4)	14.5	13.0	1.5	—	—
Other postretirement benefit obligations (5)	44.2	4.6	9.2	9.2	21.2

Total (6)	$1,293.8	$102.9	$328.8	$360.5	$501.6

(1)	These amounts represent expected cash payments of our long-term debt and include the unamortized discount for the 7 1/4% Notes.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)

These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2010.

(4)	Purchase obligations consist of commitments for capital expenditures. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2020.
(6)	Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2011.

At December 31, 2010, we also had outstanding letters of credit of $32.4 million that were issued under our Credit Agreement.

You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2010, we had $904.7 million of indebtedness outstanding, of which $495.0 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these interest rate swap agreements, we pay fixed rates of interest ranging from 3.9 percent to 4.1 percent and receive floating rates of interest based on three month Euribor. These interest rate swap agreements mature as follows: €20 million in 2011 and €105 million in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility. Our plan included the termination of approximately 150 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $4.4 million consist of $1.4 million for employee severance and benefits, $1.5 million for plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. We have recognized a total of $3.4 million of costs in 2010, which consisted of $1.4 million of employee severance and benefits, $0.5 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. Cash payments of $1.6 million were paid in 2010. Remaining expenses and cash expenditures of $1.0 million and $1.3 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees plans to reduce costs in our closures manufacturing facility in Germany. Our plan included the termination of approximately 75 employees, with total estimated costs of $10.0 million for employee severance and benefits. We recognized $9.1 million of these costs and made cash payments of $0.3 million in 2010. Remaining expenses and cash expenditures of $0.9 million and $9.7 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business through the termination of approximately 30 employees, with total estimated costs of $2.3 million for employee severance and benefits. We recognized $1.8 million of these costs and made cash payments of $0.3 million in 2010. Remaining expenses and cash expenditures of $0.5 million and $2.0 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees a plan to exit one of our Woodstock, Illinois plastic container manufacturing facilities. Our plan included the termination of approximately 50 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. The total estimated costs for the rationalization of this facility of $13.9 million consist of $6.8 million for the non-cash write-down in carrying value of assets, $6.2 million of plant exit costs and $0.9 million for employee severance and benefits. We have recognized a total of $7.1 million of costs in 2010, which consisted of $6.8 million for the non-cash write-down in carrying value of assets and $0.3 million for employee severance and benefits. Cash payments of $0.1 million were paid in 2010. Remaining expenses and cash expenditures of $6.8 million and $7.0 million, respectively, are expected primarily in 2012 and thereafter.

In 2009, we approved a plan to reduce costs at our closures manufacturing facility in Germany, which plan included the termination of 14 employees. Total costs related to this plan of $1.3 million for employee severance and benefit costs were primarily recognized in 2009. Cash payments of $0.1 million and $1.1 million were paid in 2010 and 2009, respectively. Remaining cash payments of $0.1 million are expected to be paid in 2011.

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Total costs of $10.9 million consisted of cash costs of $7.7 million and non-cash costs of $3.2 million and were primarily recognized and expended in 2008. We have ceased operations in each of these manufacturing facilities. Remaining cash expenditures related to the European closure operations of $0.3 million are expected in 2011.

As of December 31, 2009, we had remaining cash payments of $3.1 million for employee severance and benefits related to one of our 2006 rationalization plans. During 2010, we recognized an additional $0.7 million for employee severance and benefits and made a cash payment of $3.8 million related to such plan. All cash for our 2006 rationalization plans has been expended.

Under our rationalization plans, we made cash payments of $6.2 million, $3.6 million and $8.5 million in 2010, 2009 and 2008, respectively. Additional cash spending of approximately $20.4 million is expected for our plans in 2011 and thereafter.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.9 million. For 2011, we decreased our domestic discount rate from 5.9 percent to 5.4 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would increase our annual pension expense by approximately $1.2 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2011. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2010 and 2009, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 33 percent and 32 percent of our average outstanding total debt, respectively. In May 2009, we issued $250 million principal amount of the 7 1/4% Notes and utilized the net proceeds from such issuance to prepay variable rate term loans under our previous senior secured credit facility, significantly reducing our variable rate debt. In July 2010, we refinanced our previous senior secured credit facility with our Credit Agreement and borrowed additional amounts under our Credit Agreement, significantly increasing our variable rate debt. At December 31, 2010, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 55 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2010, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2010 interest expense by an aggregate of approximately $3.1 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2010.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European and Canadian operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities in Turkey, Poland and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We recently announced that we entered into a purchase agreement with VN to acquire its metal container operations in Central and Eastern Europe. We intend to fund the purchase price for this acquisition through Euro denominated revolving loans under our Credit Agreement in an effort to minimize foreign currency exchange risk with respect to these operations. Additionally, where available, we intend to borrow funds in the local currencies or implement certain internal hedging strategies to minimize our foreign currency risk with respect to these operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We have not utilized external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.

We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2010 and 2009, we entered into natural gas swap agreements to hedge approximately 39 percent and 33 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2010, we had entered into natural gas swap agreements to hedge approximately 31 percent of our expected 2011 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2010, a ten percent change in natural gas costs would have impacted our 2010 cost of goods sold by approximately $1.9 million, after taking into account our natural gas swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to Item 15, “Exhibits and Financial Statement Schedules,” below for a listing of financial statements and schedules included in this Annual Report which are incorporated here in this Annual Report by this reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Silgan Holdings Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 28, 2011

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008	F-37

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to amend the stockholder voting standard (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to increase the number of authorized shares of our common stock (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.4	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.5	First Amendment to Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

4.1	Indenture dated as of May 12, 2009 between Silgan Holdings Inc. and U.S. Bank National Association, as trustee, with respect to the 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

4.2	Form of Silgan Holdings Inc. 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated September 10, 2009, Registration Statement No. 333-161837).

4.3	Registration Rights Agreement dated May 12, 2009 between Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Stock Purchase Agreement dated as of October 7, 2010, by and among Silgan Holdings Inc., R. Philip Silver and D. Greg Horrigan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated October 7, 2010, Commission File No. 000-22117).

10.3	Credit Agreement, dated as of July 7, 2010, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America Securities LLC, as Syndication Agent, The Royal Bank of Scotland plc, Wells Fargo Bank, N.A. and BNP Paribas, as Co-Documentation Agents, and various lenders (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated July 13, 2010, Commission File No. 000-22117).

Exhibit Number	Description
10.4	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.5	Purchase Agreement by and between Silgan Holdings Inc. and Amcor Limited dated as of February 22, 2006 (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Commission File No. 000-22117).

10.6	Amendment to Purchase Agreement, dated as of June 1, 2006, by and between Silgan Holdings Inc. and Amcor Limited (incorporated by reference to Exhibit 10.2 filed with our Current Report on Form 8-K, dated June 6, 2006, Commission File No. 000-22117).

10.7	Purchase Agreement dated May 5, 2009 among Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated May 11, 2009, Commission File No. 000-22117).

+10.8	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.9	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.10	Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.11	Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

*+10.12	Silgan Plastics Pension Plan for Salaried Employees, as Restated.

*+10.13	First Amendment to the Silgan Plastics Pension Plan for Salaried Employees, as Restated.

*+10.14	Silgan Containers Pension Plan for Salaried Employees.

*+10.15	First Amendment to the Silgan Containers Pension Plan for Salaried Employees.

+10.16	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.17	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.18	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.19	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+Exhibit Number	Description
+10.20	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.21	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.22	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.23	Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.24	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.25	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.26	Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

*+10.27	First Amendment to Silgan Containers Supplemental Executive Retirement Plan.

*+10.28	Second Amendment to Silgan Containers Supplemental Executive Retirement Plan.

*+10.29	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2000 Restatement, governing contributions made before January 1, 2005.

*+10.30	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2008 Restatement, governing contributions made after January 1, 2005.

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**101.INS	XBRL Instance Document.

**101.SCH	XRBL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 28, 2011	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver (R. Philip Silver)	Co-Chairman of the Board	February 28, 2011

/s/ D. Greg Horrigan (D. Greg Horrigan)	Co-Chairman of the Board	February 28, 2011

/s/ John W. Alden (John W. Alden)	Director	February 28, 2011

/s/ Jeffrey C. Crowe (Jeffrey C. Crowe)	Director	February 28, 2011

/s/ William C. Jennings (William C. Jennings)	Director	February 28, 2011

/s/ Edward A. Lapekas (Edward A. Lapekas)	Director	February 28, 2011

/s/ Anthony J. Allott (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Robert B. Lewis (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Stamford, Connecticut

February 28, 2011

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in thousands, except per share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$175,226	$305,754
Trade accounts receivable, less allowances of $6,225 and $6,738, respectively	214,443	196,573
Inventories	438,536	387,214
Prepaid expenses and other current assets	36,290	24,685

Total current assets	864,495	914,226

Property, plant and equipment, net	849,720	882,310
Goodwill	324,763	303,695
Other intangible assets, net	72,054	56,152
Other assets, net	64,986	57,971

	$2,176,018	$2,214,354

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$13,949	$26,067
Trade accounts payable	288,858	277,809
Accrued payroll and related costs	68,387	65,142
Accrued liabilities	52,914	55,318

Total current liabilities	424,108	424,336

Long-term debt	890,725	773,347
Other liabilities	307,586	330,909

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 and 100,000,000 shares authorized, 87,302,355 and 43,499,548 shares issued and 69,875,873 and 38,283,852 shares outstanding, respectively)	873	435
Paid-in capital	183,524	173,176
Retained earnings	740,923	628,234
Accumulated other comprehensive loss	(63,026)	(55,601)
Treasury stock at cost (17,426,482 and 5,215,696 shares, respectively)	(308,695)	(60,482)

Total stockholders’ equity	553,599	685,762

	$2,176,018	$2,214,354

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Net sales	$3,071,545	$3,066,759	$3,120,992
Cost of goods sold	2,599,116	2,605,629	2,694,441

Gross profit	472,429	461,130	426,551
Selling, general and administrative expenses	166,896	161,041	160,637
Rationalization charges	22,214	1,491	12,180

Income from operations	283,319	298,598	253,734
Interest and other debt expense before loss on early extinguishment of debt	54,091	49,744	60,160
Loss on early extinguishment of debt	7,548	1,255	—

Interest and other debt expense	61,639	50,999	60,160

Income before income taxes	221,680	247,599	193,574
Provision for income taxes	77,034	88,190	68,582

Net income	$144,646	$159,409	$124,992

Basic net income per share (a)	$1.91	$2.09	$1.65

Diluted net income per share (a)	$1.89	$2.07	$1.63

Dividends per share (a)	$0.42	$0.38	$0.34

(a)	Per share amounts for 2009 and 2008 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2008	37,740	$430	$152,629	$399,188	$15,064	$(60,148)	$507,163
Comprehensive income:
Net income	—	—	—	124,992	—	—	124,992
Changes in net prior service credit and actuarial losses, net of tax benefit of $40,399	—	—	—	—	(61,506)	—	(61,506)
Change in fair value of derivatives, net of tax benefit of $6,367	—	—	—	—	(8,999)	—	(8,999)
Foreign currency translation, net of tax provision of $4,039	—	—	—	—	(20,420)	—	(20,420)

Comprehensive income							34,067

Dividends declared on common stock	—	—	—	(26,003)	—	—	(26,003)
Stock compensation expense	—	—	3,675	—	—	—	3,675
Stock option exercises, including tax benefit of $3,752	247	3	6,724	—	—	—	6,727
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $296	39	—	(460)	—	—	(146)	(606)

Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands)

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares Outstanding	Par Value
Balance at December 31, 2008	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023
Comprehensive income:
Net income	—	—	—	159,409	—	—	159,409
Changes in net prior service credit and actuarial losses, net of tax provision of $8,435	—	—	—	—	11,099	—	11,099
Change in fair value of derivatives, net of tax benefit of $664	—	—	—	—	(735)	—	(735)
Foreign currency translation, net of tax provision of $1,272	—	—	—	—	9,896	—	9,896

Comprehensive income							179,669

Dividends declared on common stock	—	—	—	(29,352)	—	—	(29,352)
Stock compensation expense	—	—	4,910	—	—	—	4,910
Stock option exercises, including tax benefit of $3,413	211	2	6,340	—	—	—	6,342
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $282	47	—	(642)	—	—	(188)	(830)

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands)

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares Outstanding	Par Value
Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762
Comprehensive income:
Net income	—	—	—	144,646	—	—	144,646
Changes in net prior service credit and actuarial losses, net of tax benefit of $654	—	—	—	—	(3,809)	—	(3,809)
Change in fair value of derivatives, net of tax provision of $882	—	—	—	—	1,200	—	1,200
Foreign currency translation, net of tax provision of $6,248	—	—	—	—	(4,816)	—	(4,816)

Comprehensive income							137,221

Dividends declared on common stock	—	—	—	(31,957)	—	—	(31,957)
Stock compensation expense	—	—	5,837	—	—	—	5,837
Stock option exercises, including tax benefit of $2,952	300	3	5,621	—	—	—	5,624
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $408	67	—	(675)	—	—	(388)	(1,063)
Repurchases of common stock	(7,107)	—	—	—	—	(247,825)	(247,825)
Two-for-one stock split, net of treasury shares of 5,171	38,332	435	(435)	—	—	—	—

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$144,646	$159,409	$124,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,949	145,265	143,964
Amortization of debt issuance costs and discount	2,885	2,044	1,360
Rationalization charges	22,214	1,491	12,180
Loss on early extinguishment of debt	7,548	1,255	—
Deferred income tax provision	21,358	15,316	19,597
Excess tax benefit from stock-based compensation	(2,674)	(2,922)	(3,318)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(19,875)	72,059	(49,538)
Inventories	(51,800)	(7,894)	48,898
Trade accounts payable	4,342	(62,547)	66,464
Accrued liabilities	(12,101)	821	(7,798)
Contributions to domestic pension benefit plans	(92,287)	(43,423)	(9,836)
Other, net	20,110	41,900	(1,559)

Net cash provided by operating activities	187,315	322,774	345,406

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(47,946)	—	(14,542)
Capital expenditures	(105,395)	(99,584)	(122,902)
Proceeds from asset sales	1,571	2,892	1,732

Net cash used in investing activities	(151,770)	(96,692)	(135,712)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	314,179	339,681	858,535
Repayments under revolving loans	(313,518)	(356,494)	(855,569)
Changes in outstanding checks – principally vendors	7,220	40,932	(41,785)
Proceeds from issuance of long-term debt	634,386	243,200	10,838
Repayments of long-term debt	(520,725)	(320,695)	(94,036)
Debt issuance costs	(11,708)	(5,345)	—
Dividends paid on common stock	(31,957)	(29,352)	(26,003)
Excess tax benefit from stock-based compensation	2,674	2,922	3,318
Proceeds from stock option exercises	2,672	2,929	2,975
Repurchases of treasury shares	(1,471)	(1,112)	(902)
Repurchases of common stock under share repurchase authorization	(247,825)	—	—

Net cash used in financing activities	(166,073)	(83,334)	(142,629)

Cash and cash equivalents:
Net (decrease) increase	(130,528)	142,748	67,065
Balance at beginning of year	305,754	163,006	95,941

Balance at end of year	$175,226	$305,754	$163,006

Interest paid, net	$53,785	$42,025	$60,223
Income taxes paid, net of refunds	59,255	71,244	51,130

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal food containers, closures and plastic containers. Our metal food container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet foods. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. Our plastic container business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our metal food and plastic container businesses are based in North America. Our closures business has operating facilities in North and South America, Europe and Asia.

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

Stock Split. On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected on May 3, 2010 in the form of a stock dividend. Stockholders of record at the close of business on April 20, 2010 were issued one additional share of common stock for each share of common stock held by them on that date. Information pertaining to the number of shares outstanding, per share amounts and stock compensation has been retroactively adjusted in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Stockholders’ equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $112.0 million at December 31, 2010 and $104.8 million at December 31, 2009 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for domestic inventories for our metal food container and closures businesses is principally determined on the last-in, first-out basis, or LIFO. Cost for inventories for our plastic container business is principally determined on the first-in, first-out basis, or FIFO. Cost for foreign inventories for our closures business is principally determined on the average cost method.

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.8 million, $0.4 million and $2.0 million in 2010, 2009 and 2008, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

Goodwill and Other Intangible Assets, Net. Our reporting units are the same as our business segments. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. See Note 7 for further information.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

NOTE 2. ACQUISITION

In November 2010, we acquired all of the outstanding common stock and other equity interests of IPEC Global, Inc., or IPEC, a leading plastic closure manufacturer serving primarily the North American dairy and juice markets. The purchase price of $51.8 million, net of cash acquired, was primarily funded with cash on hand. Contingent consideration with an acquisition date fair value of $2.5 million is payable in 2012 subject to certain performance criteria for the year ended December 31, 2011. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. We recognized goodwill of $27.1 million and a customer relationship intangible asset of $19.0 million. IPEC’s results of operations were included in our closures business since the acquisition date, and were not significant since such date.

NOTE 3. RATIONALIZATION CHARGES

2010 RATIONALIZATION PLANS

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility. Our plan included the termination of approximately 150 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $4.4 million consist of $1.4 million for employee severance and benefits, $1.5 million for plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. We recognized a total of $3.4 million of costs in 2010, which consisted of

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

$1.4 million of employee severance and benefits, $0.5 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. Cash payments of $1.6 million were paid in 2010. Remaining expenses and cash expenditures of $1.0 million and $1.3 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees plans to reduce costs in our closures manufacturing facility in Germany. Our plan included the termination of approximately 75 employees, with total estimated costs of $10.0 million for employee severance and benefits. We recognized $9.1 million of these costs and made cash payments of $0.3 million in 2010. Remaining expenses and cash expenditures of $0.9 million and $9.7 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business through the termination of approximately 30 employees, with total estimated costs of $2.3 million for employee severance and benefits. We recognized $1.8 million of these costs and made cash payments of $0.3 million in 2010. Remaining expenses and cash expenditures of $0.5 million and $2.0 million, respectively, are expected primarily in 2011.

In November 2010, we announced to employees a plan to exit one of our Woodstock, Illinois plastic container manufacturing facilities. Our plan included the termination of approximately 50 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. The total estimated costs for the rationalization of this facility of $13.9 million consist of $6.8 million for the non-cash write-down in carrying value of assets, $6.2 million of plant exit costs and $0.9 million for employee severance and benefits. We recognized a total of $7.1 million of costs in 2010, which consisted of $6.8 million for the non-cash write-down in carrying value of assets and $0.3 million for employee severance and benefits. Cash payments of $0.1 million were paid in 2010. Remaining expenses and cash expenditures of $6.8 million and $7.0 million, respectively, are expected primarily in 2012 and thereafter.

Activity in our 2010 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
Established in 2010	$12,641	$542	$8,256	$21,439
Utilized in 2010	(1,812)	(542)	(8,256)	(10,610)

Balance at December 31, 2010	$10,829	$—	$—	$10,829

The non-cash asset write-down totaling $8.3 million related to our 2010 rationalization plans was the result of comparing the carrying value of certain production related equipment to their fair value using estimated future undiscounted cash flows, a level 3 fair value measurement (as defined in Note 9).

2009 RATIONALIZATION PLAN

In 2009, we approved a plan to reduce costs at our closures manufacturing facility in Germany, which plan included the termination of 14 employees. Total costs related to this plan of $1.3 million for employee severance and benefit costs were primarily recognized in 2009. Cash payments of $0.1 million and $1.1 million were paid in 2010 and 2009, respectively. Remaining cash payments of $0.1 million are expected to be paid in 2011.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

2008 RATIONALIZATION PLANS

In 2008, as part of our ongoing effort to streamline operations and reduce costs, we approved plans to close our metal food container manufacturing facility in Tarrant, Alabama, our plastic container manufacturing facility in Richmond, Virginia and our closures manufacturing facility in Turkey and to consolidate various administrative positions within our European closures operations. Total costs of $10.9 million consisted of cash costs of $7.7 million and non-cash costs of $3.2 million and were primarily recognized and expended in 2008. We have ceased operations in each of these manufacturing facilities. Remaining cash expenditures related to the European closure operations of $0.3 million are expected in 2011.

2006 RATIONALIZATION PLANS

As of December 31, 2009, we had remaining cash payments of $3.1 million for employee severance and benefits related to one of our rationalization plans announced in 2006. During 2010, we recognized an additional $0.7 million for employee severance and benefits and made a cash payment of $3.8 million related to such plan. All cash for our 2006 rationalization plans has been expended.

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2010	2009	2008
	(Dollars in thousands)
2010 Rationalization plans	$21,439	$—	$—
2009 Rationalization plan	81	1,242	—
2008 Rationalization plans	—	187	10,703
2006 Rationalization plans	694	—	1,477
2001 Rationalization plan	—	62	—

	$22,214	$1,491	$12,180

At December 31, rationalization reserves were included in our Consolidated Balance Sheets as follows:

	2010	2009
	(Dollars in thousands)
Accrued liabilities	$11,273	$867
Other liabilities	—	2,678

	$11,273	$3,545

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income, net of tax, at December 31 are as follows:

	2010	2009
	(Dollars in thousands)
Foreign currency translation	$17,276	$22,092
Change in fair value of derivatives	(6,695)	(7,895)
Unrecognized net periodic pension and other postretirement benefit costs:
Net prior service credit	6,391	6,797
Net actuarial loss	(79,998)	(76,595)

Accumulated other comprehensive loss	$(63,026)	$(55,601)

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the years ended December 31, 2010, 2009 and 2008 was net (loss) income of $(5.1) million, $(6.2) million and $0.3 million, respectively.

We estimate that we will reclassify $2.6 million of losses, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2011 are $5.3 million and $(0.3) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2010	2009
	(Dollars in thousands)
Raw materials	$133,594	$100,578
Work-in-process	83,375	82,402
Finished goods	276,578	268,804
Other	13,938	14,334

	507,485	466,118
Adjustment to value inventory at cost on the LIFO method	(68,949)	(78,904)

	$438,536	$387,214

Inventories include $75.2 million and $68.6 million recorded on the FIFO method at December 31, 2010 and 2009, respectively, and $53.8 million and $65.1 million recorded on the average cost method at December 31, 2010 and 2009, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2010	2009
	(Dollars in thousands)
Land	$11,065	$11,357
Buildings and improvements	241,498	229,155
Machinery and equipment	1,940,579	1,906,596
Construction in progress	63,409	39,412

	2,256,551	2,186,520
Accumulated depreciation	(1,406,831)	(1,304,210)

	$849,720	$882,310

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill are as follows:

	Metal Food Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2008	$56,888	$131,895	$111,665	$300,448
Currency translation	—	766	2,481	3,247

Balance at December 31, 2009	56,888	132,661	114,146	303,695
Acquisition of IPEC	—	27,135	—	27,135
Currency translation	—	(6,892)	825	(6,067)

Balance at December 31, 2010	$56,888	$152,904	$114,971	$324,763

The components of other intangible assets, net at December 31 are as follows:

	2010		2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$42,528	$(5,205)	$23,428	$(3,864)
Other	11,652	(9,061)	11,634	(7,186)

	54,180	(14,266)	35,062	(11,050)

Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—

	$86,320	$(14,266)	$67,202	$(11,050)

Amortization expense in 2010, 2009 and 2008 was $3.2 million, $3.0 million and $3.1 million, respectively. Amortization expense is expected to be $4.1 million in each of 2011 and 2012, $2.9 million in 2013 and $2.2 million in each of 2014 and 2015. Certain definite-lived intangibles fluctuated due to changes in foreign currency exchange rates. Customer relationships have a weighted average life of 19.6 years. Other definite-lived intangibles consist primarily of intellectual property and have a weighted average life of 5.8 years.

In connection with the acquisition of IPEC as discussed in Note 2, we recognized a customer relationship intangible asset of $19.0 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2010	2009
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	400,000	81,765
Canadian term loans	81,000	77,404
Euro term loans	165,313	182,530
Other foreign bank revolving and term loans	13,949	14,067

Total bank debt	660,262	355,766

7 1/4% Senior Notes, net of unamortized discount	244,412	243,648
6 3/4% Senior Subordinated Notes	—	200,000

Total debt	904,674	799,414
Less current portion	13,949	26,067

	$890,725	$773,347

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2011	$13,949
2012	96,947
2013	96,947
2014	129,262
2015	129,262
Thereafter	443,895

$910,262

BANK CREDIT AGREEMENT

On July 7, 2010, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.4 billion senior secured credit facility, or the Credit Agreement. The Credit Agreement provides us with term loans and revolving loans. The term loans, or the Term Loans, consist of $400 million of U.S. term loans, Cdn $81 million of Canadian term loans and €125 million of Euro term loans. The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility. The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $450 million, which may be used to finance acquisitions and for other permitted purposes.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

All amounts owing under our previous senior secured credit facility were repaid on July 7, 2010 with proceeds from the Credit Agreement. As a result of the refinancing of our previous senior secured facility, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment of debt.

At December 31, 2010, we had term loan borrowings outstanding under the Credit Agreement of $400.0 million, Cdn $81.0 million and €125.0 million, totaling U.S. denominated $646.3 million. At December 31, 2009, we had term loan borrowings outstanding under our previous senior secured credit facility of $81.8 million, Cdn $81.0 million and €126.8 million, totaling U.S. denominated $341.7 million.

Our Term Loans mature on July 7, 2016. Principal on our Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in 2012. The Credit Agreement requires us to prepay the Term Loans with proceeds received from certain assets sales and, under certain circumstances, with 50 percent of our excess cash flow. The mandatory repayment provisions are no more restrictive in the aggregate than under our previous senior secured credit facility. Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such prepayments and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments. Amounts repaid under the Term Loans may not be reborrowed.

The Credit Agreement provides us with up to $790 million and Cdn $10 million of Revolving Loans. Amounts outstanding under the revolving loan facilities incur interest at the same rates as the U.S. Term Loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian Term Loans in the case of Canadian dollar denominated Revolving Loans. Euro denominated Revolving Loans would incur interest at the applicable Euribor rate plus the applicable margin, while Revolving Loans in Pounds Sterling would incur interest at the applicable British Bankers Association Interest Settlement Rate plus the applicable margin. Revolving Loans may be used for working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on July 7, 2015. At December 31, 2010 and 2009, there were no revolving loans outstanding under our respective credit facilities. After taking into account letters of credit of $32.4 million, borrowings available under the revolving loan facilities of the Credit Agreement were $757.6 million and Cdn $10.0 million on December 31, 2010.

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin and the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin. At December 31, 2010, the margin for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans was 2.25 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 1.25 percent. In accordance with the Credit Agreement, the interest rate margin on all loans will be reset quarterly based upon our Total Leverage Ratio, as defined in the Credit Agreement, and our corporate credit rating from certain rating agencies as provided in the Credit Agreement. As of December 31, 2010, the interest rates on U.S term loans, Canadian term loans and Euro term loans were 2.55 percent, 3.65 percent and 3.28 percent, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Credit Agreement provides for the payment of a commitment fee ranging from 0.375 percent to 0.50 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.50 percent at December 31, 2010). The commitment fee is reset quarterly based on our Total Leverage Ratio and our corporate credit rating from certain rating agencies as provided in the Credit Agreement.

We may utilize up to a maximum of $100 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit do not exceed the amount of the commitment under such multicurrency revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans and to the issuers of letters of credit of a facing fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum, calculated on the aggregate stated amount of all letters of credit for their stated duration.

For 2010, 2009 and 2008, the weighted average annual interest rate paid on term loans was 2.4 percent, 2.2 percent and 5.1 percent, respectively; and the weighted average annual interest rate paid on revolving loans was 1.5 percent, 1.4 percent and 4.1 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2010, 2009 and 2008, the weighted average interest rate paid on term loans after consideration of our interest rate swap agreements was 3.9 percent, 3.8 percent and 5.0 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

Pursuant to the Credit Agreement, we also have a $450 million multicurrency uncommitted incremental loan facility, of which all of it may be borrowed in the form of term loans or revolving loans, not to exceed $450 million in the aggregate. The uncommitted multicurrency incremental loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the Term Loans; and be used for working capital and general corporate purposes, including to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to pay dividends, to repurchase common stock, to refinance or repurchase debt as permitted and to repay outstanding Revolving Loans.

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. and Canadian subsidiaries. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the Credit Agreement. At December 31, 2010, we had assets of a U.S. Subsidiary of $98.2 million which were restricted and could not be transferred to Silgan or any other subsidiary of Silgan. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; engage in any business other than the packaging business; pay dividends; and repurchase stock. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

finance our working capital requirements. In recent years, our incremental peak seasonal working capital requirements were approximately $300 million, which were funded through a combination of revolving loans under our respective credit facilities and cash on hand. For 2010, 2009 and 2008, the average amount of revolving loans outstanding under our respective credit facilities, including seasonal borrowings, was $24.4 million, $89.8 million and $198.2 million, respectively.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2010, these bank revolving loans allow for total borrowings of up to $33.7 million (translated at exchange rates in effect at the balance sheet date), and all these loans bear interest at rates ranging from 1.6 percent to 9.4 percent. For 2010, 2009 and 2008, the weighted average annual interest rate paid on these loans was 3.1 percent, 5.5 percent and 5.9 percent, respectively.

7 1/4% SENIOR NOTES

In 2009, we issued $250 million aggregate principal amount of 7 1/4% Senior Notes, or the 7 1/4% Notes. The issue price for the 7 1/4% Notes was 97.28 percent of their principal amount. The 7 1/4% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness and ahead of Silgan’s subordinated debt. The 7 1/4% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of the subsidiaries of Silgan. Interest on the 7 1/4% Notes is payable semi-annually in cash on August 15 and February 15 of each year, and the 7 1/4% Notes mature on August 15, 2016.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

6 3/4% SENIOR SUBORDINATED NOTES

In 2010, we redeemed all $200 million principal amount of our outstanding 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The redemption price was 101.125% of the principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date. As permitted under the Credit Agreement and the other documents governing our indebtedness, we funded the redemption with borrowings under the Credit Agreement and cash on hand. As a result, in 2010, we recorded a loss on early extinguishment of debt of $3.0 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs.

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

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$175,226	$175,226	$305,754	$305,754
Natural gas swap agreements	—	—	355	355

Liabilities:
Bank debt	660,262	660,262	355,766	355,766
7 1/4% Notes	244,412	267,500	243,648	257,500
Interest rate swap agreements	11,655	11,655	13,946	13,946
Natural gas swap agreements	28	28	—	—

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

The financial assets and liabilities that are measured on a recurring basis at December 31, 2010 and 2009 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Our bank debt and 7 1/4% Notes are recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. The carrying amounts of our variable rate bank debt approximate their fair values. Fair values of our 7 1/4% Notes are estimated based on quoted market prices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2010, 2009 and 2008, the ineffectiveness of our hedges did not have a significant impact on our net income.

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. The aggregate notional principal amount of these agreements was €125 million at December 31, 2010 and $75 million, €125 million and Cdn $25 million, respectively, at December 31, 2009. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Under our Euro interest rate swap agreements outstanding at December 31 2010, we pay fixed rates of interest ranging from 3.9 percent to 4.1 percent and receive floating rates of interest based on three month Euribor. These agreements mature as follows: €20 million in 2011 and €105 million in 2014.

The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments (receipts) of $7.6 million, $8.0 million and $(0.6) million were recorded under our interest rate swap agreements for the years ended December 31, 2010, 2009 and 2008, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for our Euro term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on the Euro term loans at December 31, 2010 was 6.3 percent.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The total fair value of our interest rate swap agreements in effect at December 31, 2010 and 2009 was recorded in our Consolidated Balance Sheets as accrued liabilities of $4.8 million and $7.5 million, respectively, and as other liabilities of $6.9 million and $6.4 million, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 39 and 33 percent of our exposure to fluctuations in natural gas prices in 2010 and 2009, respectively. The natural gas swap agreements we entered into for 2008 were not significant. In 2010, we paid fixed natural gas prices ranging from $4.36 to $6.70 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net payments under our natural gas swap agreements were $1.2 million and $2.8 million during 2010 and 2009, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

The aggregate notional principal amount of our natural gas swap agreements was 1.0 million and 0.8 million MMBtu of natural gas at December 31, 2010 and 2009, respectively.

The total fair value of our natural gas swap agreements in effect at December 31, 2010 and 2009 was not significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated our Euro term loans borrowed under the Credit Agreement as a net investment hedge. Foreign currency gains recognized as a net investment hedge included in accumulated other comprehensive (loss) income for the years ended December 31, 2010, 2009 and 2008 were $14.9 million, $3.0 million and $9.7 million, respectively, net of a deferred tax provision of $6.2 million, $1.3 million and $4.0 million, respectively.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 30.5 percent, 30.9 percent and 29.2 percent of our net sales in 2010, 2009 and 2008, respectively. The receivable balances from these customers collectively represented 22.0 percent and 21.7 percent of our trade accounts receivable at December 31, 2010 and 2009, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2020. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2011	$29,444
2012	24,786
2013	20,423
2014	17,188
2015	13,030
Thereafter	22,248

$127,119

Rent expense was $34.9 million, $32.2 million and $33.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, we had noncancelable commitments for capital expenditures in 2011 of $13.0 million.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$491,642	$457,405	$51,170	$50,703
Service cost	13,428	13,634	918	781
Interest cost	28,200	27,657	2,782	2,916
Actuarial losses	35,243	16,464	3,566	21
Plan amendments	125	(190)	—	(69)
Benefits paid	(23,515)	(23,762)	(4,887)	(4,086)
Participants’ contributions	—	—	903	904
Foreign currency exchange rate changes	(3,680)	434	—	—

Obligation at end of year	541,443	491,642	54,452	51,170

Change in plan assets
Fair value of plan assets at beginning of year	362,793	290,626	—	—
Actual return on plan assets	61,844	51,778	—	—
Employer contributions	93,059	44,151	3,984	3,182
Participants’ contributions	—	—	903	904
Benefits paid	(23,515)	(23,762)	(4,887)	(4,086)

Fair value of plan assets at end of year	494,181	362,793	—	—

Funded status	$(47,262)	$(128,849)	$(54,452)	$(51,170)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current asset	$2,487	$—	$—	$—
Current liabilities	(839)	(850)	(4,629)	(4,540)
Non-current liabilities	(48,910)	(127,999)	(49,823)	(46,630)

Net amount recognized	$(47,262)	$(128,849)	$(54,452)	$(51,170)

Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial loss	$121,334	$120,777	$9,254	$5,975
Prior service cost (credit)	9,170	11,110	(19,864)	(22,431)

Net amount recognized	$130,504	$131,887	$(10,610)	$(16,456)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2011 as a component of net periodic cost
Net actuarial loss	$7,970	$581
Prior service cost (credit)	2,044	(2,571)

Net periodic cost (credit) to be recorded in 2011	$10,014	$(1,990)

The accumulated benefit obligation for all pension benefit plans at December 31, 2010 and 2009 was $510.5 million and $460.7 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $208.5 million, $204.0 million and $165.9 million, respectively, at December 31, 2010 and $491.6 million, $460.7 million and $362.8 million, respectively, at December 31, 2009.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2011	$25,813	$4,630
2012	27,116	4,587
2013	28,542	4,639
2014	29,878	4,584
2015	31,411	4,562
2016 — 2020	179,436	21,158

	$322,196	$44,160

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2010	2009
Discount rate	5.4%	5.9%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.2%	3.4%
Health care cost trend rate:
Assumed for next year	8.0%	8.0%
Ultimate rate	4.5%	5.0%
Year that the ultimate rate is reached	2027	2020

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Our international pension benefit plans used a discount rate of 5.5 percent and 5.9 percent as of December 31, 2010 and 2009, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2010 and 2009. The projected benefit obligation for these plans was $38.1 million and $36.6 million at December 31, 2010 and 2009, respectively. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)
Service cost	$13,428	$13,634	$12,733	$918	$781	$813
Interest cost	28,200	27,657	27,067	2,782	2,916	3,235
Expected return on plan assets	(35,524)	(25,254)	(30,727)	—	—	—
Amortization of prior service cost (credit)	2,065	2,221	2,300	(2,567)	(2,564)	(2,449)
Amortization of actuarial losses	8,400	9,410	435	287	182	262
Net curtailment loss (gain)	—	—	83	—	—	(455)

Net periodic benefit cost	$16,569	$27,668	$11,891	$1,420	$1,315	$1,406

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2010	2009	2008
Discount rate	5.9%	6.3%	6.5%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.4%	3.4%	3.4%
Health care cost trend rate	8.0%	7.9%	8.0%

Our international pension benefit plans used a discount rate of 5.9 percent, 5.9 percent and 5.5 percent for the years ended December 31, 2010, 2009 and 2008, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2010, 2009 and 2008.

The assumed health care cost trend rates affect the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$161	$(140)
Effect on postretirement benefit obligation	1,811	(1,599)

We participate in several multi-employer pension plans, which provide defined benefits to certain of our union employees. Amounts contributed to these plans and charged to pension cost in 2010, 2009 and 2008 were $6.7 million, $6.6 million and $6.4 million, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

We also sponsor defined contribution pension and profit sharing plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans were $7.8 million in 2010, $6.8 million in 2009 and $7.4 million in 2008.

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

The weighted average asset allocation for our pension plans at December 31, 2010 and 2009 and target allocation for 2010 was as follows:

	Target Allocation	Actual Allocation
		2010	2009
Equity securities—U.S.	49%	52%	46%
Equity securities—International	9%	10%	10%
Debt securities	42%	37%	38%
Cash and cash equivalents	0%	1%	6%

	100%	100%	100%

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

The fair value of our plan assets by asset category consisted of the following at December 31:

	2010	2009
	(Dollars in thousands)
Equity securities—U.S.	$256,524	$168,225
Equity securities—International	51,715	34,714
Debt securities	182,519	136,509
Cash and cash equivalents	3,423	23,345

	$494,181	$362,793

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

CONCENTRATIONS OF CREDIT RISK

As of December 31, 2010, approximately 99 percent of plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.

MINIMUM REQUIRED CONTRIBUTIONS

Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2011. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible.

NOTE 12. INCOME TAXES

The components of the provision for income taxes are as follows:

	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$49,763	$55,633	$39,147
State	6,914	9,659	5,809
Foreign	(1,001)	7,582	4,029

Current income tax provision	55,676	72,874	48,985

Deferred:
Federal	20,808	13,286	18,662
State	3,381	2,306	2,739
Foreign	(2,831)	(276)	(1,804)

Deferred income tax provision	21,358	15,316	19,597

	$77,034	$88,190	$68,582

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2010	2009	2008
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$77,588	$86,660	$67,751
State income taxes, net of federal tax benefit	5,910	6,345	5,175
Tax liabilities required (no longer required)	2,488	2,578	(126)
Valuation allowance	(88)	1,525	(218)
Manufacturing exemption	(6,834)	(3,138)	(3,335)
Tax credit refunds, net	(2,096)	(1,255)	(3,087)
Foreign earnings taxed at other than 35%	(2,406)	(2,292)	2,181
Other	2,472	(2,233)	241

	$77,034	$88,190	$68,582

Effective tax rate	34.8%	35.6%	35.4%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$29,936	$59,115
Rationalization and other accrued liabilities	19,886	20,609
AMT and other credit carryforwards	5,676	6,458
Net operating loss carryforwards	21,195	17,711
Foreign currency translation	3,279	10,008
Inventory and related reserves	12,084	—
Other	10,451	10,688

Total deferred tax assets	102,507	124,589

Deferred tax liabilities:
Property, plant and equipment	(158,671)	(153,083)
Other intangible assets	(24,827)	(13,394)
Inventory and related reserves	—	(8,902)
Other	(7,452)	(683)

Total deferred tax liabilities	(190,950)	(176,062)

Valuation allowance	(16,231)	(16,816)

	$(104,674)	$(68,289)

At December 31, 2010, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $18.3 million, long-term deferred tax assets of $14.1 million, current deferred tax liabilities of $0.2 million and long-term deferred tax liabilities of $136.9 million. At December 31, 2009, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $4.4 million, long-term deferred tax assets of $11.9 million and long-term deferred tax liabilities of $84.6 million.

A portion of the purchase price of current and prior years’ acquisitions has been allocated to goodwill and other intangible assets, of which only the trade names and intellectual property are tax deductible and are being amortized over 15 years for tax purposes.

The valuation allowance in 2010 includes deferred tax assets of $2.0 million resulting from federal net operating loss carryforwards, or NOLs. The valuation allowance also includes losses of certain foreign operations of $6.2 million, state and local NOLs and credit carryforwards totaling $4.9 million and foreign tax credit carryforwards totaling $3.1 million. The valuation allowance for deferred tax assets decreased in 2010 by $0.6 million, primarily due to federal and foreign NOLs as well as state credit carryforwards.

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $5.7 million that expire in 2022 and which have a full valuation allowance recorded against them.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

At December 31, 2010, we had state tax NOLs of approximately $0.9 million, net of valuation allowances, that are available to offset future taxable income and that expire from 2011 to 2027.

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

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2010 and December 31, 2009, we had $3.7 million and $3.0 million, respectively, accrued for potential interest and penalties.

The total amount of unrecognized tax benefits as of December 31, 2010 and December 31, 2009 were $39.1 million and $37.0 million, respectively. As of December 31, 2010, these amounts represented liabilities that if recognized would impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(Dollars in thousands)
Balance at January 1,	$37,046	$34,652
Increase based upon tax positions of current year	1,555	3,112
Increase based upon tax positions of a prior year	993	—
Decrease based upon a lapse in the statute of limitations	(529)	(718)

Balance at December 31,	$39,065	$37,046

We had undistributed earnings from foreign subsidiaries of $19.6 million at December 31, 2010. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $6.8 million would be required, excluding the potential use of foreign tax credits in the United States.

NOTE 13. STOCK-BASED COMPENSATION

The Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

our officers, other key employees and outside directors. The Plan replaced our previous stock option plans, and all shares of our common stock reserved for issuance under those plans are no longer available for issuance except with respect to stock options granted thereunder prior to adoption of the Plan.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 6,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2010, 3,313,564 shares were available to be awarded under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 recorded in selling, general and administrative expenses was $5.8 million, $4.9 million and $3.7 million, respectively.

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the year ended December 31, 2010:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	557,152	$8.51
Exercised	(303,259)	8.81

Options outstanding and exercisable at December 31, 2010	253,893	8.15	1.7 years	$7,022

We did not grant options in 2010, 2009 or 2008. The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $7.0 million, $8.1 million and $9.5 million, respectively.

Our options typically vested in equal annual installments over the applicable service period, and the fair value at the grant date was amortized ratably over the respective vesting period. All compensation expense from stock options has been recognized, and all options are exercisable.

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

contractual vesting period for restricted stock units outstanding at December 31, 2010 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2009	1,045,870	$24.18
Granted	151,194	28.62
Released	(163,428)	22.64
Cancelled	(30,080)	24.26

Restricted stock units outstanding at December 31, 2010	1,003,556	25.12

The weighted average grant date fair value of restricted stock units granted during 2009 and 2008 was $24.68 and $24.11, respectively. The fair value of restricted stock units released during the years ended December 31, 2010, 2009 and 2008 was $4.7 million, $3.4 million and $2.8 million, respectively.

As of December 31, 2010, there was approximately $11.5 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 14. CAPITAL STOCK AND DIVIDENDS

At December 31, 2010, our authorized capital stock consists of 200,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. In June 2010, we amended our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000 upon the approval of stockholders at our annual meeting of stockholders.

In June 2010, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock from time to time over a period of three years in the open market, through privately negotiated transactions or in any manner as determined by our management and in accordance with the requirements of applicable security laws. In accordance with this authorization, on October 7, 2010, we announced our intention to purchase up to $175 million of our common stock through a “modified Dutch Auction” tender offer. Pursuant to the tender offer, which expired on November 8, 2010, we purchased 5,035,971 shares of our common stock from our stockholders at a price of $34.75 per share, for a total purchase price of $175.0 million. In addition, we incurred $0.8 million in fees and expenses related to the tender offer. In connection with the tender offer, we also entered into a stock purchase agreement with Messrs. Silver and Horrigan, our two largest stockholders and the Non-Executive Co-Chairmen of our Board of Directors, pursuant to which each of Messrs. Silver and Horrigan had agreed to not participate in the tender offer and instead to sell to us, following the completion of the tender offer and at the same price per share as in the tender offer, such number of shares of our common stock as would result in each of them maintaining substantially the same percentage beneficial ownership in our common stock that he had immediately prior to the consummation of the tender offer. Accordingly, on November 23, 2010 we purchased an aggregate of

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

2,071,509 shares of our common stock beneficially owned by Messrs. Silver and Horrigan at a price of $34.75 per share (the same price per share as in the tender offer), for a total purchase price of $72.0 million. Through the tender offer and the purchase of shares under the stock purchase agreement with Messrs. Silver and Horrigan, we purchased a total of 7,107,480 shares of our common stock, or approximately 9.2 percent of our outstanding common stock as of November 15, 2010, at a price of $34.75 per share, for an aggregate total purchase price of $247.0 million (excluding fees and expenses).

In 2010, 2009 and 2008, we issued 163,428, 139,400 and 114,154 treasury shares, respectively, at an average cost of $6.63 per share for restricted stock units that vested during these years. In 2010, 2009 and 2008, we repurchased 51,038, 44,802 and 36,474 shares of our common stock, respectively, at an average cost of $28.82, $24.79 and $24.75, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for the treasury shares using the FIFO cost method. As of December 31, 2010, 17,426,482 shares of our common stock were held in treasury.

Cash payments for dividends on our common stock as declared by our Board of Directors totaled $32.0 million, $29.4 million and $26.0 million in 2010, 2009 and 2008, respectively. In February 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on March 17, 2011 to holders of record of our common stock on March 3, 2011. The cash payment for this quarterly dividend is expected to be approximately $7.8 million.

NOTE 15. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2010	2009	2008
	(Dollars and shares in thousands)
Net income	$144,646	$159,409	$124,992

Weighted average number of shares used in:
Basic earnings per share	75,905	76,351	75,777
Dilutive common stock equivalents:
Stock options and restricted stock units	603	620	796

Diluted earnings per share	76,508	76,971	76,573

NOTE 16. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry and report our results in three business segments: metal food containers, closures and plastic containers. The metal food containers segment manufactures steel and aluminum containers for human and pet food. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal food and plastic container businesses operate primarily in North America.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Information for each of the past three years for our business segments is as follows:

	Metal Food Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2010
Net sales	$1,864,157	$618,805	$588,583	$—	$3,071,545
Depreciation and amortization	67,114	28,771	45,385	1,679	142,949
Rationalization charges	694	9,212	12,308	—	22,214
Segment income from operations	232,620	58,557	10,291	(18,149)	283,319

Segment assets	931,244	627,006	537,978	39,940	2,136,168
Capital expenditures	47,836	15,769	41,707	83	105,395

2009
Net sales	$1,916,239	$609,056	$541,464	$—	$3,066,759
Depreciation and amortization	69,141	28,334	46,107	1,683	145,265
Rationalization charges	—	1,341	150	—	1,491
Segment income from operations	206,378	74,078	31,276	(13,134)	298,598

Segment assets	1,042,141	584,083	527,238	41,935	2,195,397
Capital expenditures	49,668	14,841	35,071	4	99,584

2008
Net sales	$1,786,310	$682,754	$651,928	$—	$3,120,992
Depreciation and amortization	66,165	30,083	46,033	1,683	143,964
Rationalization charges	3,302	7,925	953	—	12,180
Segment income from operations	162,235	59,817	43,836	(12,154)	253,734

Segment assets	970,676	608,784	527,291	40,120	2,146,871
Capital expenditures	52,011	25,074	45,774	43	122,902

Total segment income from operations is reconciled to income before income taxes as follows:

	2010	2009	2008
	(Dollars in thousands)
Total segment income from operations	$283,319	$298,598	$253,734
Interest and other debt expense	61,639	50,999	60,160

Income before income taxes	$221,680	$247,599	$193,574

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Total segment assets at December 31 are reconciled to total assets as follows:

	2010	2009
	(Dollars in thousands)
Total segment assets	$2,136,168	$2,195,397
Other assets	39,850	18,957

Total assets	$2,176,018	$2,214,354

Financial information relating to our operations by geographic area is as follows:

	2010	2009	2008
	(Dollars in thousands)
Net sales:
United States	$2,627,539	$2,636,213	$2,624,276
Foreign:
Europe	269,513	268,964	322,217
Canada	121,494	105,247	130,955
Other	52,999	56,335	43,544

Total net sales from foreign operations	444,006	430,546	496,716

Total net sales	$3,071,545	$3,066,759	$3,120,992

Long-lived assets:
United States	$681,862	$696,219
Foreign:
Europe	103,168	122,104
Canada	48,157	51,413
Other	16,533	12,574

Total long-lived assets at foreign operations	167,858	186,091

Total long-lived assets	$849,720	$882,310

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal food containers segment to Campbell Soup Company accounted for 11.0 percent, 11.6 percent and 10.7 percent of our consolidated net sales during 2010, 2009 and 2008, respectively. Sales of our metal food containers segment to Nestlé Food Company accounted for 10.4 percent, 10.0 percent and 9.4 percent of our consolidated net sales in 2010, 2009 and 2008, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2010 (1)
Net sales	$664,037	$693,849	$1,002,056	$711,603
Gross profit	103,304	108,596	162,405	98,124
Net income	26,782	36,254	65,231	16,379

Basic net income per share (3)	$0.35	$0.47	$0.85	$0.22
Diluted net income per share (3)	0.35	0.47	0.84	0.22

Dividends per share	$0.105	$0.105	$0.105	$0.105

2009 (2)
Net sales	$655,396	$689,542	$1,016,537	$705,284
Gross profit	95,104	106,789	167,061	92,176
Net income	26,941	34,757	73,787	23,924

Basic net income per share (3)	$0.35	$0.45	$0.97	$0.31
Diluted net income per share (3)	0.35	0.45	0.96	0.31

Dividends per share	$0.095	$0.095	$0.095	$0.095

(1)

The first, second, third and fourth quarters of 2010 include rationalization charges of $2.0 million, $0.7 million, $1.0 million and $18.5 million, respectively. The third and fourth quarters of 2010 include losses on early extinguishment of debt of $4.5 million and $3.0 million, respectively. The first quarter of 2010 includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations.

(2)

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

NOTE 18. SUBSEQUENT EVENT

ACQUISITION

On December 15, 2010, we announced that we had entered into a purchase agreement with Vogel & Noot Holding AG, or VN, to purchase its metal container operations. VN, headquartered in Vienna, Austria, manufactures metal food cans and general line metal containers and currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe. VN’s facilities are located in Austria, Germany, Poland, Greece, Macedonia, Belarus, Slovakia and Slovenia, and VN is scheduled to open several new facilities in other Eastern European countries in the near term. Pursuant to the purchase agreement, we agreed to acquire these operations for a cash purchase price of €250 million, in addition to the assumption of certain liabilities of VN. The purchase price is subject to certain adjustments for the net debt and financial performance of these operations.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Consummation of the acquisition is subject to various specific and other customary closing conditions and certain other matters, including applicable antitrust clearances, no material adverse change affecting these operations and no substantial devaluation of the Euro, no breaches of VN’s representations and warranties with a value exceeding a certain amount, and certain other financial conditions with regard to the working capital and net debt of these operations. We anticipate closing this acquisition in March 2011. The purchase agreement will terminate if the closing thereunder has not occurred by June 30, 2011.

We expect to fund the purchase price for this acquisition from Euro denominated revolving loan borrowings under our Credit Agreement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

				Other Changes
		Additions		Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period
For the year ended December 31, 2010:
Allowance for doubtful accounts receivable	$6,738	$463	$—	$(236)	$(740	)(1)	$6,225

For the year ended December 31, 2009:
Allowance for doubtful accounts receivable	$5,701	$1,383	$—	$224	$(570	)(1)	$6,738

For the year ended December 31, 2008:
Allowance for doubtful accounts receivable	$4,877	$2,057	$—	$(585)	$(648	)(1)	$5,701

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

+10.12	Silgan Plastics Pension Plan for Salaried Employees, as Restated.

+10.13	First Amendment to the Silgan Plastics Pension Plan for Salaried Employees, as Restated.

+10.14	Silgan Containers Pension Plan for Salaried Employees.

+10.15	First Amendment to the Silgan Containers Pension Plan for Salaried Employees.

+10.27	First Amendment to Silgan Containers Supplemental Executive Retirement Plan.

+10.28	Second Amendment to Silgan Containers Supplemental Executive Retirement Plan.

+10.29	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2000 Restatement, governing contributions made before January 1, 2005.

+10.30	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2008 Restatement, governing contributions made after January 1, 2005.

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**101.INS	XBRL Instance Document.

**101.SCH	XRBL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
+	Management contract or compensatory plan or arrangement.