Form 10-Q
period 2011-03-31
SILGAN HOLDINGS INC
filed 2011-05-10
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 70,085,523.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,	Dec. 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$135,782	$99,156	$175,226
Trade accounts receivable, net	377,875	260,677	214,443
Inventories	654,483	489,134	438,536
Prepaid expenses and other current assets	47,482	33,748	36,290
Total current assets	1,215,622	882,715	864,495

Property, plant and equipment, net	1,081,916	865,967	849,720
Goodwill	391,789	298,607	324,763
Other intangible assets, net	95,113	55,314	72,054
Other assets, net	70,649	57,409	64,986
	$2,855,089	$2,160,012	$2,176,018

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$520,285	$98,752	$13,949
Trade accounts payable	272,581	202,564	288,858
Accrued payroll and related costs	65,563	62,302	68,387
Accrued liabilities	81,731	51,825	52,914
Total current liabilities	940,160	415,443	424,108

Long-term debt	922,717	764,206	890,725
Other liabilities	404,440	279,040	307,586

Stockholders’ equity:
Common stock	873	870	873
Paid-in capital	186,114	173,892	183,524
Retained earnings	759,237	646,846	740,923
Accumulated other comprehensive loss	(47,204)	(59,472)	(63,026)
Treasury stock	(311,248)	(60,813)	(308,695)
Total stockholders’ equity	587,772	701,323	553,599
	$2,855,089	$2,160,012	$2,176,018

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2011	2010

Net sales	$703,087	$664,037
Cost of goods sold	601,125	560,733
Gross profit	101,962	103,304

Selling, general and administrative expenses	46,588	44,544
Rationalization charges	1,732	2,054
Income from operations	53,642	56,706

Interest and other debt expense	13,940	12,535
Income before income taxes	39,702	44,171

Provision for income taxes	13,590	17,389
Net income	$26,112	$26,782

Earnings per share:
Basic net income per share	$0.37	$0.35
Diluted net income per share	$0.37	$0.35

Dividends per share	$0.11	$0.11

Weighted average number of shares:
Basic	69,983	76,628
Effect of dilutive securities	517	621
Diluted	70,500	77,249

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$26,112	$26,782
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	38,266	36,074
Rationalization charges	1,732	2,054
Excess tax benefit from stock-based compensation	(1,652)	(358)
Other changes that provided (used) cash,
net of effects from acquisitions:
Trade accounts receivable, net	(69,787)	(67,898)
Inventories	(114,221)	(105,435)
Trade accounts payable	43,324	20,113
Accrued liabilities	3,077	(2,012)
Contributions to domestic pension benefit plans	-	(92,287)
Other, net	14,231	28,231
Net cash used in operating activities	(58,918)	(154,736)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(264,367)	-
Capital expenditures	(33,463)	(24,086)
Proceeds from asset sales	153	147
Net cash used in investing activities	(297,677)	(23,939)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	617,305	77,070
Repayments under revolving loans	(167,062)	(3,110)
Proceeds from issuance of long-term debt	4,210	-
Repayments of long-term debt	(25,213)	-
Changes in outstanding checks - principally vendors	(101,124)	(92,928)
Dividends paid on common stock	(7,798)	(8,170)
Proceeds from stock option exercises	-	58
Excess tax benefit from stock-based compensation	1,652	358
Repurchase of treasury shares	(4,819)	(1,201)
Net cash provided by (used in) financing activities	317,151	(27,923)

Cash and cash equivalents:
Net decrease	(39,444)	(206,598)
Balance at beginning of year	175,226	305,754
Balance at end of period	$135,782	$99,156

Interest paid, net	$17,387	$13,483
Income taxes paid, net	822	2,394

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2011 and 2010
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	26,782	-	-	26,782

Changes in net prior service
credit and actuarial losses,
net of tax provision of $740	-	-	-	-	1,143	-	1,143

Change in fair value of derivatives,
net of tax benefit of $439	-	-	-	-	(663)	-	(663)

Foreign currency translation,
net of tax provision of $4,987	-	-	-	-	(4,351)	-	(4,351)

Comprehensive income							22,911

Dividends declared on common stock	-	-	-	(8,170)	-	-	(8,170)

Stock compensation expense	-	-	1,590	-	-	-	1,590

Stock option exercises, including
tax benefit of $57	3	-	115	-	-	-	115

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $316	45	-	(554)	-	-	(331)	(885)

Two-for-one stock split, net of
treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at March 31, 2010	76,664	$870	$173,892	$646,846	$(59,472)	$(60,813)	$701,323

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Comprehensive income:

Net income	-	-	-	26,112	-	-	26,112

Changes in net prior service
credit and actuarial losses,
net of tax provision of $763	-	-	-	-	1,240	-	1,240

Change in fair value of derivatives,
net of tax provision of $1,578	-	-	-	-	2,179	-	2,179

Foreign currency translation,
net of tax benefit of $9,162	-	-	-	-	12,403	-	12,403

Comprehensive income							41,934

Dividends declared on common stock	-	-	-	(7,798)	-	-	(7,798)

Stock compensation expense	-	-	3,204	-	-	-	3,204

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $1,652	210	-	(614)	-	-	(2,553)	(3,167)

Balance at March 31, 2011	70,086	$873	$186,114	$759,237	$(47,204)	$(311,248)	$587,772

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.               Acquisitions

Vogel & Noot

On March 1, 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN.  VN, headquartered in Vienna, Austria, manufactures metal food and general line containers and currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe. VN’s facilities are located in Austria, Germany, Poland, Greece, Macedonia, Belarus, Slovakia and Slovenia, and VN is scheduled to open several new facilities in other Eastern European countries in the near term.  We acquired these operations for a total purchase price of $292.4 million, net of cash acquired.  A portion of the purchase price, with an acquisition date fair value of $48.7 million, is payable in June 2012.  We funded the purchase price for this acquisition from Euro denominated revolving loan borrowings under our senior secured credit facility, or our Credit Agreement.

The VN acquisition represents a strategically important acquisition for us as it provides an opportunity to expand our metal container franchise as we partner with our global customers to support their growth in the Central and developing Eastern European markets.  VN, which employs approximately 1,600 employees, had annual net sales of approximately $325 million for the year ended December 31, 2010.  The acquired VN operations have been combined with our pre-existing U.S. metal food container operations to form our metal containers business segment (see Note 13).

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 2.               Acquisitions (continued)

Vogel & Noot (continued)

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches.  The purchase price allocation is preliminary, pending a final determination of the purchase price and a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets and the related tax impact of any adjustments to such valuations.  Changes based on the final valuation could be material.

The initial allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$81,626
Inventories	93,050
Property, plant and equipment	219,268
Other intangible assets	19,977
Other assets	3,374
Trade accounts payable and accrued liabilities	(56,516)
Debt	(80,601)
Other liabilities	(88,119)
Total identifiable net assets	192,059
Goodwill	51,629
Cash paid at closing, net of cash acquired	$243,688

Goodwill of $51.6 million consists largely of our increased capacity to serve our global customers and achieving operational synergies and has been assigned to our metal containers segment.  None of the goodwill is expected to be deductible for tax purposes.  Other intangible assets consist of customer relationships of $16.5 million with an estimated remaining life of 20 years, and a trade name of $3.5 million with an estimated remaining life of 10 years.   Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 35 years.

The consolidated results of operations for the quarter ended March 31, 2011 included the results for VN since the acquisition date.  Net sales from the VN operations of $25.1 million were included in our Condensed Consolidated Statement of Income for the quarter ended March 31, 2011.  VN’s results of operations since the acquisition date, which were not significant, included the pre-tax negative impact of $2.5 million from the inventory write-up for VN as a result of purchase accounting in connection with the acquisition.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 2.               Acquisitions (continued)

Vogel & Noot (continued)

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the quarters ended March 31, 2011 and 2010 and gives pro forma effect to the VN acquisition as if it had been completed as of January 1, 2010.  The pro forma results of operations include interest expense related to incremental borrowings used to finance the VN acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets.  In addition, net income for the quarter ended March 31, 2010 includes the impact of the initial inventory write-up and acquisition costs.  The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of VN with our existing operations.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the VN acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

Unaudited pro forma financial information for the quarters ended March 31:

	2011	2010
	(Dollars in thousands, except per share data)

Net sales	$748,607	$736,403
Net income	$28,052	$24,835

Earnings per share:
Basic net income per share	$0.40	$0.32
Diluted net income per share	$0.40	$0.32

DGS

On March 1, 2011, we acquired the twist-off metal closure business of DGS S.A. in Poland, or DGS.  The purchase price of $20.7 million, net of cash acquired, was primarily funded with foreign bank revolving loan borrowings.  We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date.  We recognized goodwill of $8.1 million and a customer relationship intangible asset of $2.9 million.  DGS’s results of operations were included in our closures business since the acquisition date, and were not significant since such date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our prior years’ rationalization reserves since December 31, 2010 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2010	$11,056	$217	$-	$11,273

Activity for the Three Months Ended March 31, 2011
Prior Years’ Rationalization Plan Reserves Established	1,548	362	(178)	1,732
Prior Years’ Rationalization Plan Reserves Utilized	(2,339)	(156)	178	(2,317)
Currency Translation	615	-	-	615
Total Activity	(176)	206	-	30

Balance at March 31, 2011	$10,880	$423	$-	$11,303

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

	March 31,	March 31,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Accrued liabilities	$11,303	$1,354	$11,273
Other liabilities	-	2,570	-
	$11,303	$3,924	$11,273

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	March 31,	March 31,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Foreign currency translation	$29,679	$17,741	$17,276
Change in fair value of derivatives	(4,516)	(8,558)	(6,695)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,315	6,723	6,391
Net actuarial loss	(78,682)	(75,378)	(79,998)

Accumulated other comprehensive loss	$(47,204)	$(59,472)	$(63,026)

Note 5.               Inventories

Inventories consisted of the following:

	March 31,	March 31,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Raw materials	$164,263	$101,447	$133,594
Work-in-process	118,024	85,101	83,375
Finished goods	428,008	365,779	276,578
Other	13,137	15,711	13,938
	723,432	568,038	507,485
Adjustment to value inventory
at cost on the LIFO method	(68,949)	(78,904)	(68,949)
	$654,483	$489,134	$438,536

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31,	March 31,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Bank debt
Bank revolving loans	$440,163	$73,960	$-
U.S. term loans	400,000	81,765	400,000
Canadian term loans	83,130	79,364	81,000
Euro term loans	176,413	170,657	165,313
Other foreign bank revolving and term loans	98,684	13,378	13,949
Total bank debt	1,198,390	419,124	660,262

7¼% Senior Notes, net of unamortized discount	244,612	243,834	244,412
6¾% Senior Subordinated Notes	-	200,000	-

Total debt	1,443,002	862,958	904,674
Less current portion	520,285	98,752	13,949
	$922,717	$764,206	$890,725

At March 31, 2011, amounts expected to be repaid within one year consisted of €218.0 million and $132.5 million of bank revolving loans under our Credit Agreement and $80.1 million of foreign bank revolving and term loans.

In connection with the VN acquisition discussed in Note 2, we borrowed €218.0 million of bank revolving loans under the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2011:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$135,782	$135,782

Liabilities:
Bank debt	1,198,390	1,198,390
7¼% Senior Notes	244,612	270,000
Interest rate swap agreements	7,976	7,976
Natural gas swap agreements	41	41

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

The financial assets and liabilities that are measured on a recurring basis at March 31, 2011 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt and 7¼% Senior Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets as we have not elected to record them at fair value.  The carrying amounts of our variable rate bank debt approximate their fair values.  Fair values of our 7¼% Senior Notes are estimated based on quoted market prices.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments (continued)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2011, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2011 was recorded in our Condensed Consolidated Balance Sheet as a liability of $8.0 million, of which $4.1 million was included in accrued liabilities and $3.9 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the three months ended March 31, 2011 was a loss of $0.9 million, net of income taxes.  We estimate that we will reclassify losses of $2.2 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2011, the aggregate notional principal amount of our outstanding interest rate swap agreements was €125.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2011, net payments under our interest rate swap agreements were $1.3 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments (continued)

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2011, the aggregate notional principal amount of our natural gas swap agreements was 754,000 MMBtu of natural gas with fixed prices ranging from $4.07 to $5.15 per MMBtu, which hedges approximately 23 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2011, net payments under our natural gas swap agreements were $0.3 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term and revolving loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated Euro revolving and term loans borrowed under the Credit Agreement totaling €320.0 million as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive (loss) income for the three months ended March 31, 2011 were $(21.9) million, net of a deferred tax benefit of $9.2 million.

Note 8.               Retirement Benefits

The components of the net periodic benefit costs for the three months ended March 31 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$3,770	$3,710	$259	$222
Interest cost	7,170	7,025	657	708
Expected return on plan assets	(10,214)	(7,416)	-	-
Amortization of prior service cost (credit)	511	518	(642)	(642)
Amortization of actuarial losses	1,992	1,917	142	90
Net periodic benefit cost	$3,229	$5,754	$416	$378

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, there are no significant minimum required contributions to our pension plans in 2011.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

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

Note 10.            Dividends

On March 17, 2011, we paid a quarterly cash dividend on our common stock of $0.11 per share, as approved by our Board of Directors.  The cash payment related to this dividend totaled $7.8 million.

On May 10, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11per share, payable on June 15, 2011 to holders of record of our common stock on June 1, 2011.  The cash payment related to this dividend is expected to be $7.8 million.

Note 11.            Treasury Stock

In the first quarter of 2011, we issued 341,960 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 132,310 shares of our common stock at an average cost of $36.42 to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2011, 17,216,832 shares were held in treasury.

Note 12.            Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first quarter of 2011, 18,900 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $0.7 million, which is being amortized ratably over the five-year vesting period from the grant date.  In addition, in the first quarter of 2011, a performance award for 120,000 restricted stock units was granted to one of our officers that is subject to forfeiture unless certain performance criteria for the year ended December 31, 2011 is achieved.  These restricted stock units vest at the conclusion of the three-year period from the grant date.  The fair value of these restricted stock units at the grant date was $4.4 million, which is being amortized ratably over the three-year vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 13.            Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

	Metal		Plastic
	Containers(1)	Closures	Containers	Corporate	Total
	(Dollars in thousands)
2011

Net sales	$390,483	$160,042	$152,562	$-	$703,087
Depreciation and amortization(2)	17,823	8,116	11,117	422	37,478
Rationalization charges	-	1,076	656	-	1,732
Segment income from operations	38,363	15,816	6,316	(6,853)	53,642

2010

Net sales	$375,052	$144,047	$144,938	$-	$664,037
Depreciation and amortization(2)	16,721	7,130	11,164	419	35,434
Rationalization charges	-	-	2,054	-	2,054
Segment income from operations(3)	46,390	11,096	2,906	(3,686)	56,706

_____________

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)	Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.8 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	Income from operations for the Closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and 2010 and for the
three months then ended is unaudited)

Note 13.            Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

	2011	2010
	(Dollars in thousands)

Total segment income from operations	$53,642	$56,706
Interest and other debt expense	13,940	12,535
Income before income taxes	$39,702	$44,171

Sales and income from operations of our metal container business are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser degree, various geographies in Central and Eastern Europe.  Our closures business is also dependent, in part, upon vegetable and fruit harvests.  The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions.  Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

Note 14.            Subsequent Event

On April 13, 2011, we announced that we had  entered into a definitive merger agreement to acquire Graham Packaging Company Inc., or Graham, a leading global supplier of value-added rigid plastic containers for the food, specialty beverage and consumer products markets.  Graham, headquartered in York, Pennsylvania, operates 97 plastic container manufacturing facilities in 15 countries and has approximately 8,200 employees.

Pursuant to the merger agreement, Graham shareholders will receive 0.402 shares of Silgan common stock and $4.75 in cash for each share of Graham common stock, representing a total enterprise value, including net debt, of approximately $4.1 billion based on Silgan’s closing stock price on April 12, 2011.

This transaction has been unanimously approved by our Board of Directors. The transaction has also been unanimously approved by Graham’s Board of Directors based on the unanimous recommendation of its Special Committee. The acquisition is currently expected to close in the third quarter of 2011, subject to the approval of the transaction by our shareholders and Graham’s shareholders, receipt of applicable regulatory approvals and the satisfaction of customary closing conditions.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading supplier of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.  We are a leading supplier of metal containers in North America and Europe, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

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

On March 1, 2011, we acquired the metal container operations of Vogel & Noot.  VN, headquartered in Vienna, Austria, manufactures metal food and general line containers and currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe. VN’s facilities are located in Austria, Germany, Poland, Greece, Macedonia, Belarus, Slovakia and Slovenia, and VN is scheduled to open several new facilities in other Eastern European countries in the near term.  We acquired these operations for a total cash purchase price of $292.4 million, net of cash acquired.

On April 13, 2011, we announced that we had  entered into a definitive merger agreement to acquire Graham Packaging Company Inc. a leading global supplier of value-added rigid plastic containers for the food, specialty beverage and consumer products markets.  Graham, headquartered in York, Pennsylvania, operates 97 plastic container manufacturing facilities in 15 countries and has approximately 8,200 employees.

Pursuant to the merger agreement, Graham shareholders will receive 0.402 shares of Silgan common stock and $4.75 in cash for each share of Graham common stock, representing a total enterprise value, including net debt, of approximately $4.1 billion based on Silgan’s closing stock price on April 12, 2011.

This transaction has been unanimously approved by our Board of Directors. The transaction has also been unanimously approved by Graham’s Board of Directors based on the unanimous recommendation of its Special Committee. The acquisition is currently expected to close in the third quarter of 2011, subject to the approval of the transaction by our shareholders and Graham’s shareholders, receipt of applicable regulatory approvals and the satisfaction of customary closing conditions.

In connection with our proposed acquisition of Graham, we have obtained a financing commitment from certain financial institutions to finance the acquisition of Graham and repay certain indebtedness of Silgan and Graham.  Pursuant to the commitment letter, such parties have committed to provide a new senior secured credit facility in an aggregate principal amount of up to $4 billion (which may be replaced, in part, by one or more senior note facilities) and certain other loan facilities as described therein in connection with the refinancing of certain of Graham's indebtedness.  The commitments under the commitment letter are subject to conditions, including the absence of a Material Adverse Effect (as defined in the merger agreement) and the accuracy of certain other limited representations and other customary conditions.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2011	2010
Net sales
Metal containers (1)	55.5%	56.5%
Closures	22.8	21.7
Plastic containers	21.7	21.8
Consolidated	100.0	100.0
Cost of goods sold	85.5	84.5
Gross profit	14.5	15.5
Selling, general and administrative expenses	6.6	6.7
Rationalization charges	0.3	0.3
Income from operations	7.6	8.5
Interest and other debt expense	2.0	1.9
Income before income taxes	5.6	6.6
Provision for income taxes	1.9	2.6
Net income	3.7%	4.0%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2011	2010
	(Dollars in millions)

Net sales
Metal containers (1)	$390.5	$375.1
Closures	160.0	144.0
Plastic containers	152.6	144.9
Consolidated	$703.1	$664.0

Income from operations
Metal containers (1)	$38.4	$46.4
Closures (2)	15.8	11.1
Plastic containers (3)	6.3	2.9
Corporate	(6.9)	(3.7)
Consolidated	$53.6	$56.7
    ____________

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)	Includes a rationalization charge of $1.1 million recorded in 2011 and a charge of $3.2 million in 2010 for the remeasurement of net assets in the Venezuela operations.
(3)	Includes rationalization charges of $0.6 million and $2.1 million recorded in 2011 and 2010, respectively.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Overview.  Consolidated net sales were $703.1 million in the first quarter of 2011, representing a 5.9 percent increase as compared to the first quarter of 2010 primarily as a result of higher average selling prices across each business due to the pass through of higher raw material costs, the inclusion of net sales from the recently acquired VN and IPEC operations and higher unit volumes in the closures business, partially offset by lower unit volumes in the domestic metal containers business.   Income from operations for the first quarter of 2011 of $53.6 million decreased by $3.1 million, or 5.5 percent, as compared to the same period in 2010 primarily due to lower domestic unit volumes, the delayed contractual pass through of higher manufacturing costs in the metal containers business, the delayed pass through of higher resin costs in our closures business and an increase in expenses associated with corporate development activities.  These decreases were partially offset by a $3.2 million charge recognized in the first quarter of 2010 for the remeasurement of net assets in the Venezuela operations, higher unit volumes in the closures business, the inclusion of the IPEC operations, slightly better operating performance in our plastic container business and improvement in manufacturing efficiencies.  Results for 2011 included rationalization charges of $1.7 million while results for 2010 included rationalization charges of $2.1 million.  Net income for the first quarter of 2011 was $26.1 million as compared to $26.8 million for the same period in 2010.  Net income per diluted share was $0.37 as compared to $0.35 for the same period in 2010.

Net Sales.  The $39.1 million increase in consolidated net sales in the first quarter of 2011 as compared to the first quarter of 2010 was the result of higher net sales across all businesses.

Net sales for the metal containers business increased $15.4 million, or 4.1 percent, in the first quarter of 2011 as compared to the same period in 2010.  This increase was primarily attributable to the inclusion of net sales from the VN acquisition of $25.1 million and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by lower unit volumes in the domestic operations in the first quarter of 2011 in the wake of the customer buy-ahead at the end of 2010.

Net sales for the closures business increased $16.0 million, or 11.1 percent, in the first quarter of 2011 as compared to the same period in 2010.  This increase was primarily the result of the inclusion of net sales from the IPEC and DGS acquisitions of $10.5 million, higher unit volumes and an increase in average selling prices due to the pass through of higher raw material costs.

Net sales for the plastic container business in the first quarter of 2011 increased $7.7 million, or 5.3 percent, as compared to the same period in 2010.  This increase was primarily due to higher average selling prices as a result of the pass through of higher resin costs.

Gross Profit.  Gross profit margin decreased 1.0 percentage points to 14.5 percent in the first quarter of 2011 as compared to the same period in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 6.6 percent for the first quarter of 2011 as compared to 6.7 percent for the same period in 2010.  Selling, general and administrative expenses increased $2.2 million to $46.7 million for the first quarter of 2011 as compared to $44.5 million for the same period in 2010.  This increase was due to higher costs from recently acquired businesses and increased expenses associated with corporate development activities, partially offset by the 2010 charge of $3.2 million recognized for the remeasurement of the net assets in the Venezuela operations to the devalued official Bolivar exchange rate and the impact of the consolidation of certain corporate administrative functions in the plastic container business initiated in the fourth quarter of 2010.

Income from Operations.  Income from operations for the first quarter of 2011 decreased by $3.1 million as compared to the first quarter of 2010, and operating margin decreased to 7.6 percent from 8.5 percent over the same periods.

Income from operations of the metal containers business for the first quarter of 2011 decreased $8.0 million, or 17.2 percent, as compared to the same period in 2010, and operating margin decreased to 9.8 percent from 12.4 percent over the same periods.  These decreases were primarily the result of lower unit volumes in the domestic operations and the negative comparison resulting from the 2010 benefit from the delayed contractual pass through of lower manufacturing costs as compared to the delayed contractual pass through of higher manufacturing costs in 2011, partially offset by continued improvement in manufacturing efficiencies.  The inclusion of the VN operations also had a slight negative effect on income from operations and a more significant negative effect on operating margins as the impact of certain purchase accounting adjustments more than offset favorable operating performance.

Income from operations of the closures business for the first quarter of 2011 increased $4.7 million, or 42.3 percent, as compared to the same period in 2010, and operating margin increased to 9.9 percent from 7.7 percent over the same periods.  These increases were primarily attributable to a $3.2 million charge recognized in the first quarter of 2010 for the remeasurement of net assets in the Venezuela operations, the inclusion of the IPEC operations, higher unit volumes and cost savings from rationalization plans.  These benefits were partially offset by the impact of the delayed pass through of significant resin inflation and higher rationalization charges.  The first quarter of 2011 included rationalization charges of $1.1 million for the reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first quarter of 2011 increased $3.4 million, as compared to the same period in 2010, and operating margin increased to 4.1 percent from 2.0 percent over the same periods.  These increases were primarily attributable to slightly better operating performance, lower rationalization charges and the impact of the consolidation of certain corporate administrative functions initiated in the fourth quarter of 2010.  Rationalization charges of $0.6 million and $2.1 million were recognized in the first quarters of 2011 and 2010, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the first quarter of 2011 increased $1.4 million to $13.9 million as compared to the same period in 2010.  This increase was primarily due to higher average outstanding borrowings principally as a result of the refinancing of our senior secured credit facility in July 2010 and additional Euro revolving loan borrowings for the acquisition of VN in March 2011.

Provision for Income Taxes. The effective tax rate for the first quarter of 2011 was 34.2 percent as compared to 39.4 percent in the same period of 2010.  The effective tax rate for the first quarter of 2010 was negatively impacted primarily by the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

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

For the three months ended March 31, 2011, we used net borrowings of long-term debt and revolving loans of $429.2 million and cash and cash equivalents of $39.4 million to fund the acquisitions of VN and DGS of $264.4 million, cash used in operations of $58.9 million, decreases in outstanding checks of $101.1 million, net capital expenditures of $33.3 million, net payments for stock-based compensation issuances of $3.1 million and dividends paid on our common stock of $7.8 million.

For the three months ended March 31, 2010, we used cash and cash equivalents of $206.6 million and net borrowings of revolving loans of $74.0 million to fund cash used in operations of $154.7 million (including contributions of $92.3 million to our pension benefit plans), decreases in outstanding checks of $93.0 million, net capital expenditures of $23.9 million, net payments for stock-based compensation issuances of $0.8 million and dividends paid on our common stock of $8.2 million.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  In recent years, our seasonal working capital requirements have peaked at approximately $300 million, which were funded through a combination of revolving loans under our Credit Agreement and cash on hand.

At March 2011, we had $440.2 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2011 was $328.7 million.  We may use the available portion of revolving loans, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and to refinance or repurchase other debt.

On May 10, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on June 15, 2011 to holders of record of our common stock on June 1, 2011`.  The cash payment related to this dividend is expected to be $7.8 million.

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

Rationalization Charges

Under our rationalization plans, we made cash payments of $2.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  Total future cash spending of $19.2 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 included elsewhere in this Quarterly Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings.  We use a disciplined approach to identify opportunities that generate attractive cash returns.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and, with respect to our international metal container and closures operations and our Canadian plastic container operations, from foreign currency exchange rates.  In the normal course of business, we also have risk related to commodity price changes for items such as natural gas.  We employ established policies and procedures to manage our exposure to these risks.  Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives.  We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Since such filing, other than the changes discussed in Notes 2 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 2, 6 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 included elsewhere in this Quarterly Report.

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

During March 2011, we acquired the metal container operations of VN.  You should read Note 2 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2011 included elsewhere in this Quarterly Report for further information on our acquisition of VN.  We are currently in the process of integrating the internal controls and procedures of VN into our internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of VN in our annual assessment of the effectiveness of our internal control over financial reporting for our 2012 fiscal year.

Part II.    Other Information

Item 1A.  Risk Factors

Information regarding risk factors appears in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As disclosed in such risk factors, there are various risks and uncertainties associated with acquisitions of new businesses, including in connection with the incurrence of additional indebtedness, integration risks and other risks and uncertainties that could adversely affect our operating results.

As discussed further in Note 14 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2011 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in this Quarterly Report, on April 12, 2011, we entered into an Agreement and Plan of Merger with Graham providing for our acquisition of Graham.  The proposed acquisition presents the following risks, among others.

There is a possibility that the acquisition will not be consummated, which may have an adverse effect on our stock price and future business and financial results.  In addition, whether the acquisition is completed or not, the transaction may have an adverse effect on our results of operations and business prospects.

Consummation of the acquisition of Graham is subject to satisfaction or completion of a number of conditions, some of which are beyond the control of Graham and ourselves.  These conditions include, among others, receipt of governmental clearances or approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain foreign antitrust and competition laws, which clearances or approvals may not be granted, may be delayed or may be granted subject to significant conditions or limitations, as well as approval by our stockholders and those of Graham.  As a result, we cannot assure you that the acquisition will be completed.  Failure to complete the acquisition, delays in completing the acquisition or significant conditions or limitations imposed in connection with governmental clearances and approvals may negatively impact our stock price and future business and financial results.

In addition, whether we complete the acquisition of Graham or not, there may be an adverse effect upon our results of operations and business prospects for the following reasons, among others:

●	the proposed acquisition will cause us to incur certain transaction costs, which could adversely affect our results of operations;

●
the proposed acquisition may require diversion of the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us;

●
uncertainty about the acquisition, the diversion of management’s attention away from ongoing operations and actions of our competitors could adversely affect our business relationships with our customers, as well as the existing customer relationships of Graham; and

●	our ability to retain, motivate and recruit management personnel and other employees may be difficult in light of uncertainty about their future with us or the combined company.

The condition of the financial markets, including volatility and weakness in the capital and credit markets, could limit the availability and terms of debt financing sources to finance the acquisition.  Additionally, we may not be able to service the substantial amount of additional indebtedness that we intend to incur in connection with the transaction.

In connection with the acquisition, we have obtained a financing commitment, the proceeds of which, together with our existing cash balances, are expected to be sufficient to finance the cash consideration to be paid to Graham stockholders and to repay and refinance certain existing debt of Graham and ourselves.  We cannot be sure that we will be able to satisfy all of the conditions to obtain such financing.  If obtained, it is possible that the terms of such debt financing will not be as favorable as the terms of our existing indebtedness.

As contemplated by the financing commitment, we intend to incur substantial additional indebtedness in connection with the acquisition, including indebtedness in connection with such refinancings.  If we are unable to generate sufficient funds to make payments of principal and interest obligations as they become due and payable, or the new debt financing entered into pursuant to the financing commitment otherwise becomes due and payable, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity.  There is no guaranty that any such transaction could be accomplished, or if accomplished, would generate sufficient funds to meet these obligations or be on terms that are satisfactory to us.

Additionally, our current senior secured credit facility and, upon consummation of the acquisition, the new debt financing entered into pursuant to the financing commitment, will require that we comply with certain restrictive provisions, including, without limitation, the requirement to dedicate a substantial portion of our cash flow to payments on our interest obligations, which will limit our ability to dedicate funds for other purposes.  Compliance with these requirements could have a material adverse effect on our ability to withstand competitive pressures, adverse economic conditions, and could limit our ability to take advantage of business opportunities that may arise or obtain future financing.

Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 12, 2011, between Silgan Holdings Inc. and Graham Packaging Company Inc. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 18, 2011, Commission File No. 000-22117).

+10.1	Officer Agreement dated January 5, 2007 between Silgan Plastics LLC (formerly Silgan Plastics Corporation) and Alan H. Koblin.

10.2	Amended and Restated Commitment Letter, dated April 12, 2011, by and among Silgan Holdings Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated April 18, 2011, Commission File No. 000-22117).

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: May 10, 2011
/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

2.1
Agreement and Plan of Merger, dated as of April 12, 2011, between Silgan Holdings Inc. and Graham Packaging Company Inc. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 18, 2011, Commission File No. 000-22117).

+10.1	Officer Agreement dated January 5, 2007 between Silgan Plastics LLC (formerly Silgan Plastics Corporation) and Alan H. Koblin.

10.2	Amended and Restated Commitment Letter, dated April 12, 2011, by and among Silgan Holdings Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated April 18, 2011, Commission File No. 000-22117).

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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