Form 10-Q
period 2011-06-30
SILGAN HOLDINGS INC
filed 2011-08-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 70,138,336.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	June 30,	Dec. 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$127,546	$52,079	$175,226
Trade accounts receivable, net	431,425	306,067	214,443
Inventories	742,474	563,644	438,536
Prepaid expenses and other current assets	54,463	17,167	36,290
Total current assets	1,355,908	938,957	864,495

Property, plant and equipment, net	1,085,390	842,879	849,720
Goodwill	397,829	291,724	324,763
Other intangible assets, net	97,001	53,867	72,054
Other assets, net	71,544	55,479	64,986
	$3,007,672	$2,182,906	$2,176,018

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$146,602	$88,372	$13,949
Trade accounts payable	274,959	213,175	288,858
Accrued payroll and related costs	73,026	67,307	68,387
Accrued liabilities	171,855	54,041	52,914
Total current liabilities	666,442	422,895	424,108

Long-term debt	1,345,827	760,465	890,725
Other liabilities	359,280	279,602	307,586

Stockholders’ equity:
Common stock	873	870	873
Paid-in capital	188,726	175,531	183,524
Retained earnings	802,643	674,928	740,923
Accumulated other comprehensive loss	(44,918)	(70,587)	(63,026)
Treasury stock	(311,201)	(60,798)	(308,695)
Total stockholders’ equity	636,123	719,944	553,599
	$3,007,672	$2,182,906	$2,176,018

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2011	2010

Net sales	$822,224	$693,849
Cost of goods sold	705,331	585,253
Gross profit	116,893	108,596

Selling, general and administrative expenses	20,062	40,829
Rationalization charges	2,369	709
Income from operations	94,462	67,058

Interest and other debt expense	16,446	11,971

Income before income taxes	78,016	55,087

Provision for income taxes	26,810	18,833
Net income	$51,206	$36,254

Earnings per share:
Basic net income per share	$0.73	$0.47
Diluted net income per share	$0.73	$0.47

Dividends per share	$0.11	$0.11

Weighted average number of shares:
Basic	70,145	76,701
Effect of dilutive securities	368	586
Diluted	70,513	77,287

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2011	2010

Net sales	$1,525,312	$1,357,885
Cost of goods sold	1,306,454	1,145,986
Gross profit	218,858	211,899

Selling, general and administrative expenses	66,652	85,372
Rationalization charges	4,101	2,763
Income from operations	148,105	123,764

Interest and other debt expense	30,385	24,506

Income before income taxes	117,720	99,258

Provision for income taxes	40,400	36,222
Net income	$77,320	$63,036

Earnings per share:
Basic net income per share	$1.10	$0.82
Diluted net income per share	$1.10	$0.82

Dividends per share	$0.22	$0.21

Weighted average number of shares:
Basic	70,064	76,665
Effect of dilutive securities	443	603
Diluted	70,507	77,268

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$77,320	$63,036
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	79,439	72,522
Rationalization charges	4,101	2,763
Excess tax benefit from stock-based compensation	(1,700)	(452)
Other changes that provided (used) cash, net of
effects from acquisitions:
Trade accounts receivable, net	(120,431)	(118,896)
Inventories	(199,382)	(184,957)
Trade accounts payable	42,640	34,275
Accrued liabilities	48,966	4,443
Contributions to pension benefit plans	-	(92,287)
Other, net	16,576	47,078
Net cash used in operating activities	(52,471)	(172,475)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(264,367)	-
Capital expenditures	(84,170)	(48,104)
Proceeds from asset sales	3,129	548
Net cash used in investing activities	(345,408)	(47,556)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	810,114	203,412
Repayments under revolving loans	(321,030)	(127,590)
Proceeds from issuance of long-term debt	4,210	-
Repayments of long-term debt	(25,213)	-
Changes in outstanding checks - principally vendors	(99,557)	(92,531)
Dividends paid on common stock	(15,600)	(16,342)
Proceeds from stock option exercises	394	157
Excess tax benefit from stock-based compensation	1,700	452
Repurchase of treasury shares	(4,819)	(1,202)
Net cash provided by (used in) financing activities	350,199	(33,644)

Cash and cash equivalents:
Net decrease	(47,680)	(253,675)
Balance at beginning of year	175,226	305,754
Balance at end of period	$127,546	$52,079

Interest paid, net	$28,797	$23,777
Income taxes (refunded) paid, net	(3,386)	4,410

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2011 and 2010
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	63,036	-	-	63,036

Changes in net prior service
credit and actuarial losses,
net of tax provision of $1,606	-	-	-	-	2,486	-	2,486

Change in fair value of derivatives,
net of tax benefit of $76	-	-	-	-	(138)	-	(138)

Foreign currency translation,
net of tax provision of $10,948	-	-	-	-	(17,334)	-	(17,334)

Comprehensive income							48,050

Dividends declared on common stock	-	-	-	(16,342)	-	-	(16,342)

Stock compensation expense	-	-	3,023	-	-	-	3,023

Stock option exercises, including
tax benefit of $166	15	-	323	-	-	-	323

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $330	47	-	(556)	-	-	(316)	(872)

Two-for-one stock split, net of
treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at June 30, 2010	76,678	$870	$175,531	$674,928	$(70,587)	$(60,798)	$719,944

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Comprehensive income:

Net income	-	-	-	77,320	-	-	77,320

Changes in net prior service
credit and actuarial losses,
net of tax provision of $1,526	-	-	-	-	2,479	-	2,479

Change in fair value of derivatives,
net of tax provision of $1,074	-	-	-	-	1,483	-	1,483

Foreign currency translation,
net of tax benefit of $12,818	-	-	-	-	14,146	-	14,146

Comprehensive income							95,428

Dividends declared on common stock	-	-	-	(15,600)	-	-	(15,600)

Stock compensation expense	-	-	4,742	-	-	-	4,742

Stock option exercises, including
tax benefit of $679	46	-	1,073	-	-	-	1,073

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $1,700	216	-	(613)	-	-	(2,506)	(3,119)

Balance at June 30, 2011	70,138	$873	$188,726	$802,643	$(44,918)	$(311,201)	$636,123

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
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

Recently Issued Accounting Pronouncement. In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which amends the guidance for presenting comprehensive income.  This amendment will require us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  This amendment is effective for us on January 1, 2012 with retrospective application required.  We are currently evaluating the presentation implications of this amendment, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

Note 2.    Acquisitions

Graham Packaging

In June 2011, Graham Packaging Company Inc., or Graham Packaging, terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement.  The proceeds from the termination fee and costs associated with corporate development activities have been recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 2.    Acquisitions (continued)

Vogel & Noot

On March 1, 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN, which is headquartered in Vienna, Austria.  VN manufactures metal food and general line containers, currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe and is scheduled to open several new facilities in other developing Eastern countries in the near term.  We acquired these operations for a total purchase price of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired.  A portion of the purchase price, with an acquisition date fair value of €35.6 million ($49.0 million translated at the U.S. dollar exchange rate at the date of acquisition), is payable in March 2012.  We funded the purchase price for this acquisition from Euro denominated revolving loan borrowings under our previous senior secured credit facility.

The VN acquisition represents a strategically important acquisition for us as it provides an opportunity to expand our metal container franchise as we partner with our global customers to support their growth in the Central and developing Eastern European markets.  VN, which employs approximately 1,600 employees, had annual net sales of approximately $310 million for the year ended December 31, 2010.  The acquired VN operations have been combined with our pre-existing U.S. metal food container operations to form our metal containers business segment (see Note 13).

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches.  The purchase price allocation is preliminary and subject to change pending a final determination of the purchase price and a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations.  Based on revised estimates of fair value of certain assets and liabilities from our preliminary purchase price allocation presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, we increased goodwill by $3.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 2.    Acquisitions (continued)

Vogel & Noot (continued)

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$81,626
Inventories	93,050
Property, plant and equipment	212,465
Other intangible assets	22,732
Other assets	3,374
Trade accounts payable and accrued liabilities	(56,516)
Debt	(80,601)
Other liabilities	(87,367)
Total identifiable net assets	188,763
Goodwill	54,925
Cash paid at closing, net of cash acquired	$243,688

Goodwill of $54.9 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our metal containers segment.  None of the goodwill is expected to be deductible for tax purposes.  Other intangible assets consist of customer relationships of $19.3 million with an estimated remaining life of 20 years, and a trade name of $3.4 million with an estimated remaining life of 10 years.  Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 35 years.

The consolidated results of operations for the six months ended June 30, 2011 included the results for VN since the acquisition date.  Net sales from the VN operations of $75.4 million and $100.4 million were included in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011, respectively.  VN’s results of operations since the acquisition date, which were not significant, included the pre-tax negative impact of $5.5 million from the inventory write-up for VN as a result of purchase accounting in connection with the acquisition.

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the three and six months ended June 30, 2011 and 2010 and gives pro forma effect to the VN acquisition as if it had been completed as of January 1, 2010.  The pro forma results of operations include interest expense related to incremental borrowings used to finance the VN acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets.  In addition, net income for the six months ended June 30, 2010 includes the impact of the initial inventory write-up and acquisition costs.  The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of VN with our existing operations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
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

Unaudited pro forma financial information:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Net sales	$822,224	$761,859	$1,570,831	$1,494,239
Net income	$53,589	$39,507	$81,625	$63,571

Earnings per share:
Basic net income per share	$0.76	$0.52	$1.17	$0.83
Diluted net income per share	$0.76	$0.51	$1.16	$0.82

DGS

On March 1, 2011, we acquired the twist-off metal closure business of DGS S.A. in Poland, or DGS.  The purchase price of $20.7 million, net of cash acquired, was primarily funded with foreign bank revolving loan borrowings.  We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date.  We recognized goodwill of $8.1 million and a customer relationship intangible asset of $2.9 million.  DGS’s results of operations were included in our closures business since the acquisition date and were not significant since such date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 3.    Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2010 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2010	$11,056	$217	$-	$11,273

Activity for the Six Months Ended June 30, 2011
Prior Years’ Rationalization Plan Reserves Established	1,990	616	1,495	4,101
Prior Years’ Rationalization Plan Reserves Utilized	(4,254)	(455)	(1,495)	(6,204)
Currency Translation	800	-	-	800
Total Activity	(1,464)	161	-	(1,303)

Balance at June 30, 2011	$9,592	$378	$-	$9,970

Rationalization reserves are included in the Condensed Consolidated Balance Sheets as follows:

	June 30,	June 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Accrued liabilities	$9,970	$1,911	$11,273
Other liabilities	-	2,779	-
	$9,970	$4,690	$11,273

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 4.    Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	June 30,	June 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Foreign currency translation	$31,422	$4,758	$17,276
Change in fair value of derivatives	(5,212)	(8,033)	(6,695)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,238	6,647	6,391
Net actuarial loss	(77,366)	(73,959)	(79,998)

Accumulated other comprehensive loss	$(44,918)	$(70,587)	$(63,026)

Note 5.    Inventories

Inventories consisted of the following:

	June 30,	June 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Raw materials	$172,186	$106,273	$133,594
Work-in-process	122,771	86,936	83,375
Finished goods	502,579	436,800	276,578
Other	13,887	12,539	13,938
	811,423	642,548	507,485
Adjustment to value inventory
at cost on the LIFO method	(68,949)	(78,904)	(68,949)
	$742,474	$563,644	$438,536

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 6.    Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Bank debt
Bank revolving loans	$462,839	$76,000	$-
U.S. term loans	400,000	81,765	400,000
Canadian term loans	82,296	78,214	81,000
Euro term loans	179,812	156,463	165,313
Other foreign bank revolving and term loans	122,665	12,372	13,949
Total bank debt	1,247,612	404,814	660,262

7¼% Senior Notes, net of unamortized discount	244,817	244,023	244,412
6¾% Senior Subordinated Notes	-	200,000	-

Total debt	1,492,429	848,837	904,674
Less current portion	146,602	88,372	13,949
	$1,345,827	$760,465	$890,725

Bank Credit Agreement

On July 28, 2011, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.9 billion senior secured credit facility, or the Credit Agreement.  Our Credit Agreement provides us with term loans and revolving loans.  The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans under our previous senior secured credit facility and certain Euro revolving loan borrowings used to finance the Vogel & Noot acquisition in March 2011 and certain U.S. dollar revolving loan borrowings under our previous senior secured credit facility.  The Term Loans consist of $520 million of U.S. term loans, €335 million of Euro term loans and Cdn $81 million of Canadian term loans.  The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $750 million, which may be used to finance acquisitions and for other permitted purposes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 6.    Long-Term Debt (continued)

Bank Credit Agreement (continued)

We may use Revolving Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt.  Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on July 28, 2016.  The Term Loans mature on July 28, 2017 and are payable in installments as follows (amounts in thousands):

Year	U.S. Term Loans	Euro Term Loans	Canadian Term Loans
2013	$78,000	€ 50,250	Cdn $12,150
2014	$78,000	€ 50,250	Cdn $12,150
2015	$104,000	€ 67,000	Cdn $16,200
2016	$104,000	€ 67,000	Cdn $16,200
2017	$156,000	€100,500	Cdn $24,300

The final maturity date for the Revolving Loans and Term Loans will be July 7, 2016 if our 7¼% Senior Notes have not been refinanced in full on or before July 7, 2016.

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

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans the margin will be 1.75 percent, and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 0.75 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.375 percent per annum. The margins for Term Loans and Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 6.    Long-Term Debt (continued)

Bank Credit Agreement (continued)

We may utilize up to a maximum of $200 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans and letters of credit under such multicurrency revolving loan facility do not exceed the amount of the commitment under such multicurrency revolving loan facility.  The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans and to the issuers of the letters of credit of a facing fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum, calculated on the aggregate stated amount of all letters of credit for their stated duration.

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

All amounts owing under our previous senior secured credit facility were repaid on July 28, 2011 with proceeds from the Credit Agreement.  As a result of this refinancing, we expect to record a pre-tax charge of approximately $1.0 million for the loss on early extinguishment of debt during the quarter ending September 30, 2011.

Amounts outstanding as of June 30, 2011 classified as current debt included $40.7 million of bank revolving loans and $105.9 million of foreign bank revolving loans and term loans. Bank revolving loans of $422.1 million, consisting of $120.0 million of U.S. dollar denominated revolving loans and €210.0 million ($302.1 million translated at the U.S. dollar exchange rate at the balance sheet date) of Euro denominated revolving loans, are classified as long-term in the Condensed Consolidated Balance Sheet at June 30, 2011 because we refinanced such revolving loans with term loans having maturities of greater than one year under the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 7.    Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2011:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$127,546	$127,546

Liabilities:
Bank debt	1,247,612	1,247,612
7¼% Senior Notes	244,817	267,500
Interest rate swap agreements	9,185	9,185
Natural gas swap agreements	46	46

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

The financial assets and liabilities that are measured on a recurring basis at June 30, 2011 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 7.    Financial Instruments (continued)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2011, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2011 was recorded in our Condensed Consolidated Balance Sheet as a liability of $9.2 million, of which $3.8 million was included in accrued liabilities and $5.4 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the six months ended June 30, 2011 was a loss of $1.6 million, net of income taxes.  We estimate that we will reclassify losses of $2.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 7.    Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2011, the aggregate notional principal amount of our outstanding interest rate swap agreements was €125.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the six months ended June 30, 2011, net payments under our interest rate swap agreements were $2.6 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2011, the aggregate notional principal amount of our natural gas swap agreements was 479,000 MMBtu of natural gas with fixed prices ranging from $4.198 to $4.985 per MMBtu, which hedges approximately 15 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the six months ended June 30, 2011, net payments under our natural gas swap agreements were $0.2 million.   These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term and revolving loans denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated Euro denominated borrowings totaling €320.0 million as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive (loss) income for the six months ended June 30, 2011 were $30.6 million, net of a deferred tax benefit of $12.8 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 8.    Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$3,740	$3,075	$7,510	$6,785
Interest cost	7,144	6,995	14,314	14,020
Expected return on plan assets	(10,186)	(9,377)	(20,400)	(16,793)
Amortization of prior service cost	510	515	1,021	1,033
Amortization of actuarial losses	1,993	2,282	3,985	4,199
Net periodic benefit cost	$3,201	$3,490	$6,430	$9,244

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$259	$244	$518	$466
Interest cost	658	695	1,315	1,403
Amortization of prior service credit	(643)	(641)	(1,285)	(1,283)
Amortization of actuarial losses	142	53	284	143
Net periodic benefit cost	$416	$351	$832	$729

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
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 10.   Dividends

In each of March and June 2011, we paid a quarterly cash dividend on our common stock of $0.11 per share, as approved by our Board of Directors.  The aggregate cash payments related to these dividends totaled $15.6 million.

On August 5, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on September 15, 2011 to holders of record of our common stock on September 1, 2011.  The cash payment related to this dividend is expected to be $7.8 million.

Note 11.   Treasury Stock

During the first six months of 2011, we issued 349,071 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 132,310 shares of our common stock at an average cost of $36.42 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2011, 17,209,721 shares were held in treasury.

Note 12.   Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2011, 18,900 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $0.7 million, which is being amortized ratably over the five-year vesting period from the grant date.  In addition, in the first quarter of 2011, a performance award for 120,000 restricted stock units was granted to one of our officers, which award is subject to forfeiture unless certain performance criteria for the year ended December 31, 2011 is achieved.  These restricted stock units vest at the conclusion of the three-year period from the grant date.  The fair value of these restricted stock units at the grant date was $4.4 million, which is being amortized ratably over the three-year vesting period from the grant date.

In June 2011, we granted 6,738 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant.  The fair value of these restricted stock units at the date of grant was $0.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 13.   Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

	Metal		Plastic
	Containers(1)	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2011

Net sales	$482,258	$184,538	$155,428	$-	$822,224
Depreciation and amortization(2)	20,160	8,604	11,191	424	40,379
Rationalization charges	1,378	317	674	-	2,369
Segment income from operations(3) (4)	42,874	22,681	4,512	24,395	94,462

Three Months Ended June 30, 2010

Net sales	$378,063	$165,773	$150,013	$-	$693,849
Depreciation and amortization(2)	16,881	6,929	11,573	419	35,802
Rationalization charges	314	-	395	-	709
Segment income from operations	44,034	23,955	3,969	(4,900)	67,058

Six Months Ended June 30, 2011

Net sales	$872,742	$344,580	$307,990	$-	$1,525,312
Depreciation and amortization(2)	37,983	16,720	22,308	847	77,858
Rationalization charges	1,378	1,392	1,331	-	4,101
Segment income from operations(3) (4)	81,238	38,498	10,827	17,542	148,105

Six Months Ended June 30, 2010

Net sales	$753,115	$309,819	$294,951	$-	$1,357,885
Depreciation and amortization(2)	33,602	14,059	22,738	838	71,237
Rationalization charges	314	-	2,449	-	2,763
Segment income from operations(5)	90,424	35,050	6,874	(8,584)	123,764

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)
Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

(3)
Income from operations for corporate includes income of $27.0 million and $25.2 million for the three and six months ended June 30, 2011, respectively, for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

(4)	Income from operations of the metal containers segment includes a charge for the resolution of a past product liability dispute of $3.3 million for the three and six months ended June 30, 2011.
(5)	Income from operations for the closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and 2010 and for the
three and six months then ended is unaudited)

Note 13.   Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Total segment income from operations	$94,462	$67,058	$148,105	$123,764
Interest and other debt expense	16,446	11,971	30,385	24,506
Income before income taxes	$78,016	$55,087	$117,720	$99,258

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

Note 14.   Subsequent Event

On July 28, 2011, we completed the refinancing of our previous senior secured credit facility with the Credit Agreement.  See Note 6 for further information.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading supplier of rigid packaging for consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

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

On March 1, 2011, we acquired the metal container operations of Vogel & Noot which is headquartered in Vienna, Austria.  VN manufactures metal food and general line containers, currently operates 12 metal container manufacturing facilities throughout Central and Eastern Europe and is scheduled to open several new facilities in other developing Eastern countries in the near term.  We acquired these operations for a total purchase price of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired.

In June 2011, Graham Packaging terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement.  The proceeds from the termination fee and costs associated with corporate development activities have been recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net sales
Metal containers(1)	58.7%	54.5%	57.2%	55.5%
Closures	22.4	23.9	22.6	22.8
Plastic containers	18.9	21.6	20.2	21.7
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	85.8	84.3	85.6	84.4
Gross profit	14.2	15.7	14.4	15.6
Selling, general and administrative expenses	2.4	5.9	4.4	6.3
Rationalization charges	0.3	0.1	0.3	0.2
Income from operations	11.5	9.7	9.7	9.1
Interest and other debt expense	2.0	1.7	2.0	1.8
Income before income taxes	9.5	8.0	7.7	7.3
Provision for income taxes	3.3	2.8	2.6	2.7
Net income	6.2%	5.2%	5.1%	4.6%

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.

Summary unaudited results of operations for the three and six months ended June 30, 2011 and 2010 are provided below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Net sales
Metal containers(1)	$482.3	$378.1	$872.7	$753.1
Closures	184.5	165.8	344.6	309.8
Plastic containers	155.4	150.0	308.0	295.0
Consolidated	$822.2	$693.9	$1,525.3	$1,357.9

Income from operations
Metal containers (1) (2)	$42.9	$44.0	$81.2	$90.4
Closures (3)	22.7	24.0	38.5	35.1
Plastic containers (4)	4.5	4.0	10.8	6.9
Corporate(5)	24.4	(4.9)	17.6	(8.6)
Consolidated	$94.5	$67.1	$148.1	$123.8

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)
Includes rationalization charges of $1.4 million for each of the three and six months ended June 30, 2011 and $0.3 million for each of the three and six months ended June 30, 2010, and a charge for the resolution of a past product liability dispute of $3.3 million for the three and six months ended June 30, 2011.

(3)
Includes rationalization charges of $0.3 million and $1.4 million for the three and six months ended June 30, 2011, respectively, and a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations for the six months ended June 30, 2010.

(4)
Includes rationalization charges of $0.7 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.

(5)
Includes income of $27.0 million and $25.2 million for the three and six months ended June 30, 2011, respectively, for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Overview.  Consolidated net sales were $822.2 million in the second quarter of 2011, representing an 18.5 percent increase as compared to the second quarter of 2010 primarily as a result of higher unit volumes in the metal container and closure businesses principally due to the inclusion of the recently acquired VN, IPEC Global Inc., or IPEC, and DGS operations, higher average selling prices in all businesses largely attributable to the pass through of higher raw material costs and the impact of favorable foreign currency translation, partially offset by lower unit volumes in the plastic container business.  Income from operations for the second quarter of 2011 of $94.5 million increased by $27.4 million, or 40.8 percent, as compared to the same period in 2010 primarily due to income of $27.0 million for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.  Results for 2011 included a charge of $3.3 million for the resolution of a past product liability dispute and rationalization charges of $2.4 million. Results for 2010 included rationalization charges of $0.7 million.  Net income for the second quarter of 2011 was $51.2 million, or $0.73 per diluted share, as compared to $36.3 million, or $0.47 per diluted share, for the same period in 2010.

Net Sales.  The $128.3 million increase in consolidated net sales in the second quarter of 2011 as compared to the second quarter of 2010 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $104.2 million, or 27.6 percent, in the second quarter of 2011 as compared to the same period in 2010.  This increase was primarily due to higher unit volumes principally as a result of the inclusion of VN which had net sales of $75.4 million in the second quarter of 2011 and higher average selling prices as a result of the pass through of higher raw material costs.

Net sales for the closures business increased $18.7 million, or 11.3 percent, in the second quarter of 2011 as compared to the same period in 2010.  This increase was primarily the result of higher unit volumes due to the inclusion of IPEC and DGS which had aggregate net sales of $11.7 million in the second quarter of 2011, the impact of favorable foreign currency translation of approximately $9.9 million and higher average selling prices due to the pass through of higher raw material costs, partially offset by volume softness in the single-serve beverage markets.

Net sales for the plastic container business in the second quarter of 2011 increased $5.4 million, or 3.6 percent, as compared to the same period in 2010.  This increase was principally due to the impact of higher average selling prices as a result of the pass through of resin cost increases and the impact of favorable foreign currency translation of approximately $1.9 million, partially offset by a decrease in unit volumes and an unfavorable mix of products sold.

Gross Profit.  Gross profit margin decreased 1.5 percentage points to 14.2 percent in the second quarter of 2011 as compared to the same period in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $20.8 million to $20.0 million for the three months ended June 30, 2011 as compared to $40.8 million for the same period in 2010.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 3.5 percentage points to 2.4 percent for the second quarter of 2011 as compared to 5.9 percent for the same period in 2010.  These decreases were primarily due to the inclusion of $27.0 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities, partially offset by the resolution of a past product liability dispute of $3.3 million.

Income from Operations.  Income from operations for the second quarter of 2011 increased by $27.4 million as compared to the second quarter of 2010, and operating margin increased to 11.5 percent from 9.7 percent over the same periods, principally due to income from proceeds received as a result of the Graham Packaging merger agreement.

Income from operations of the metal container business for the second quarter of 2011 decreased $1.1 million, or 2.5 percent, as compared to the same period in 2010, and operating margin decreased to 8.9 percent from 11.6 percent over the same periods.  The decrease in income from operations was primarily the result of a $3.3 million charge related to the resolution of a past product liability dispute, the negative comparison resulting from the delayed contractual pass through of higher manufacturing costs in 2011 as compared to the 2010 benefit from the delayed pass through of lower manufacturing costs, higher rationalization charges and a less favorable mix of products sold.  The decrease in income from operations was partially offset by the inclusion of VN despite the remaining negative impact from the inventory purchase accounting adjustment, an increase in unit volumes and ongoing cost control and improvement in manufacturing efficiencies.  Rationalization charges of $1.4 million and $0.3 million were recognized in the second quarters of 2011 and 2010, respectively.

Income from operations of the closures business for the second quarter of 2011 decreased $1.3 million, or 5.4 percent, as compared to the same period in 2010, and operating margin decreased to 12.3 percent from 14.5 percent over the same periods.  These decreases were primarily attributable to the impact from the lagged pass through of increases in resin costs to customers, partially offset by the inclusion of IPEC and DGS and the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies.  Rationalization charges of $0.3 million were recognized in the second quarter of 2011.

Income from operations of the plastic container business for the second quarter of 2011 increased $0.5 million, or 12.5 percent, as compared to the same period in 2010, and operating margin increased to 2.9 percent from 2.7 percent over the same periods.  These increases were primarily attributable to continued improvement in operating performance, including the impact from the consolidation of certain corporate administrative functions initiated in the fourth quarter of 2010, partially offset by lower unit volumes and a less favorable mix of products sold.  Consistent with the first quarter of 2011 and the prior year, the plastic container business continued to be negatively impacted by the lagged pass through of increases in resin costs to customers. Rationalization charges of $0.7 million and $0.4 million were recognized in the second quarters of 2011 and 2010, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the second quarter of 2011 increased $4.5 million to $16.5 million as compared to the same period in 2010.  This increase was primarily due to higher average outstanding borrowings principally as a result of borrowings for acquisitions and from the refinancing of the senior secured credit facility in July 2010.

Provision for Income Taxes.  The effective tax rate for the second quarter of 2011 was 34.4 percent as compared to 34.2 percent in the same period of 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Overview.  Consolidated net sales were $1.53 billion in the first six months of 2011, representing a 12.3 percent increase as compared to the first six months of 2010 primarily due to the inclusion of sales from the recently acquired VN, IPEC and DGS operations, higher average selling prices in each of the businesses due to the pass through of higher raw material costs and the impact of favorable foreign currency translation, partially offset by lower domestic unit volumes in the metal container business and lower unit volumes in the plastic container business.  Income from operations for the first six months of 2011 increased by $24.3 million, or 19.6 percent, as compared to the same period in 2010 as a result of income of $25.2 million for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.  This increase was also attributable to improved manufacturing efficiencies and ongoing cost controls, the inclusion of the recently acquired VN, IPEC and DGS operations and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations.  These increases were partially offset by a decrease in income from operations in the metal container business due primarily to the delayed contractual pass through of higher manufacturing costs in 2011 as compared to the 2010 benefit from the delayed pass through of lower manufacturing costs, lower domestic unit volumes and a $3.3 million charge for the resolution of a past product liability dispute.  In addition, rationalization charges were $4.1 million in the first six months of 2011 as compared to $2.7 million in the first six months of 2010.  Net income for the first six months of 2011 was $77.3 million, or $1.10 per diluted share, as compared to $63.0 million, or $0.82 per diluted share, for the same period in 2010.

Net Sales.  The $167.4 million increase in consolidated net sales in the first six months of 2011 as compared to the first six months of 2010 was due to higher net sales across all businesses.

Net sales for the metal container business increased $119.6 million, or 15.9 percent, in the first six months of 2011 as compared to the same period in 2010.  This increase was primarily attributable to the inclusion of net sales of $100.4 million from VN and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by lower unit volumes in our domestic operations in the wake of the customer buy-ahead at the end of 2010.

Net sales for the closures business in the first six months of 2011 increased $34.8 million, or 11.2 percent, as compared to the same period in 2010.  This increase was primarily the result of the inclusion of net sales from IPEC and DGS of $22.2 million, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $9.1 million.

Net sales for the plastic container business in the first six months of 2011 increased $13.0 million, or 4.4 percent, as compared to the same period in 2010.  This increase was primarily the result of the impact of higher average selling prices as a result of the pass through of higher raw material costs and favorable foreign currency translation of approximately $3.6 million, partially offset by a decrease in unit volumes and a less favorable mix of products sold.

Gross Profit.  Gross Profit margin decreased 1.2 percentage points to 14.4 percent for the first six months of 2011 as compared to the same period in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $18.7 million to $66.7 million for the six months ended June 30, 2011 as compared to $85.4 million for the same period in 2010.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.4 percent for the first six months of 2011 as compared to 6.3 percent for the same period in 2010.  These decreases were primarily due to $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations, partially offset by a charge of $3.3 million for the resolution of a past product liability dispute.

Income from Operations.  Income from operations for the first six months of 2011 increased by $24.3 million, or 19.6 percent, as compared to the first six months of 2010, and operating margin increased to 9.7 percent from 9.1 percent over the same periods.

Income from operations of the metal container business for the first six months of 2011 decreased $9.2 million, or 10.2 percent, as compared to the same period in 2010, and operating margin decreased to 9.3 percent from 12.0 percent over the same periods.  These decreases were primarily the result of lower unit volumes in the domestic operations, the negative comparison resulting from the delayed contractual pass through of higher manufacturing costs in 2011 as compared to the 2010 benefit from the delayed contractual pass through of lower manufacturing costs, a $3.3 million charge related to the resolution of a past product liability dispute and higher rationalization charges.  The decrease in income from operations was partially offset by the inclusion of the VN operations which had a positive effect on income from operations due to favorable operating performance despite the impact of certain inventory purchase accounting adjustments.  Rationalization charges of $1.4 million and $0.3 million were recognized in the first six months of 2011 and 2010, respectively.

Income from operations of the closures business for the first six months of 2011 increased $3.4 million, or 9.7 percent, as compared to the same period in 2010, while operating margin decreased slightly to 11.2 percent from 11.3 percent over the same periods.  The increase in income from operations was primarily attributable to the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies, a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations and the inclusion of IPEC and DGS, partially offset by the impact from the lagged pass through of increases in resin costs to customers and higher rationalization charges.  Rationalization charges of $1.4 million were recognized in the first six months of 2011 for a reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first six months of 2011 increased $3.9 million, or 56.5 percent, as compared to the same period in 2010, and operating margin increased to 3.5 percent from 2.3 percent over the same periods.  These increases were primarily attributable to continued improvement in operating performance, lower rationalization charges and the impact of the consolidation of certain corporate administrative functions initiated in the fourth quarter of 2010, partially offset by lower unit volumes and a less favorable mix of products sold.  Rationalization charges of $1.3 million and $2.4 million were recognized in the first six months of 2011 and 2010, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the first six months of 2011 increased $5.9 million to $30.4 million as compared to the same period in 2010.  This increase was primarily due to higher average outstanding borrowings principally as a result of additional borrowings in connection with the refinancing of our senior secured credit facility in July 2010 and borrowings to fund acquisitions.

Provision for Income Taxes.  The effective tax rate for the first six months of 2011 was 34.3 percent as compared to 36.5 percent in the same period of 2010.  The effective tax rate for the six months ended June 2010 was negatively impacted by the non-deductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

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

On July 28, 2011, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.9 billion senior secured credit facility, or the Credit Agreement.  Our Credit Agreement provides us with Term Loans and Revolving Loans.  The Term Loans provided under the Credit Agreement refinanced the term loans under our previous senior secured credit facility and certain Euro revolving loan borrowings used to finance the Vogel & Noot acquisition in March 2011 and certain U.S. dollar revolving loan borrowings under our previous senior secured credit facility.  The Term Loans consist of $520 million of U.S. term loans, €335 million of Euro term loans and Cdn $81 million of Canadian term loans.  The Revolving Loans consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $750 million, which may be used to finance acquisitions and for other permitted purposes.

Under the Credit Agreement, total Term Loans of $1.084 billion are payable as follows:  $162.6 million in each of 2013 and 2014, $216.8 million in each of 2015 and 2016, and $325.3 million in 2017 (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin will be 1.75 percent, and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin will be 0.75 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee will be 0.375 percent per annum.  The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement.

All amounts owing under our previous senior secured credit facility were repaid on July 28, 2011 with proceeds from the Credit Agreement.  As a result of this refinancing, we expect to record a pre-tax charge of approximately $1.0 million for the loss on early extinguishment of debt during the quarter ending September 30, 2011.

Amounts outstanding as of June 30, 2011 classified as current debt included $40.7 million of bank revolving loans and $105.9 million of foreign bank revolving loans and term loans.  Bank revolving loans of $422.1 million, consisting of $120.0 million of U.S. dollar denominated revolving loans and €210.0 million ($302.1 million translated at the U.S. dollar exchange rate at the balance sheet date) of Euro denominated revolving loans, are classified as long-term in the Condensed Consolidated Balance Sheet at June 30, 2011 because we refinanced such revolving loans with term loans having maturities of greater than one year under the Credit Agreement.

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 included elsewhere in this quarterly report.

For the six months ended June 30, 2011, we used net borrowings of long-term debt and revolving loans of $468.1 million and cash and cash equivalents of $47.7 million to fund the acquisitions of VN and DGS for $264.4 million, cash used in operations of $52.5 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities), decreases in outstanding checks of $99.6 million, net capital expenditures of $81.0 million, net payments for stock-based compensation issuances of $2.7 million and dividends paid on our common stock of $15.6 million.  The increase in net capital expenditures in 2011 as compared to 2010 is the result of our decision to take advantage of certain domestic tax benefits available in 2011 and capital expenditures related to the expansion of our metal container business into several developing Eastern countries.

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

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. In addition, on August 5, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on September 15, 2011 to holders of record of our common stock on September 1, 2011. The cash payment related to this dividend is expected to be $7.8 million.

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

Rationalization Charges

Under our rationalization plans, we made cash payments of $4.7 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.  Total future cash spending of $17.7 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Since such filing, other than the changes discussed in Notes 2 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 2, 6 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 included elsewhere in this Quarterly Report.

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

During March 2011, we acquired the metal container operations of VN.  You should read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 included elsewhere in this Quarterly Report for further information on our acquisition of VN.  We are currently in the process of integrating the internal controls and procedures of VN into our internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of VN in our annual assessment of the effectiveness of our internal control over financial reporting for our 2012 fiscal year.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILGAN HOLDINGS INC.

Dated: August 9, 2011
/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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