Form 10-Q
period 2011-09-30
SILGAN HOLDINGS INC
filed 2011-11-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 69,802,589.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30,	Sept. 30,	Dec. 31,
	2011	2010	2010
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$140,465	$393,132	$175,226
Trade accounts receivable, net	579,515	473,727	214,443
Inventories	580,425	427,641	438,536
Prepaid expenses and other current assets	45,234	15,305	36,290
Total current assets	1,345,639	1,309,805	864,495

Property, plant and equipment, net	1,071,367	847,577	849,720
Goodwill	395,449	299,097	324,763
Other intangible assets, net	99,376	53,678	72,054
Other assets, net	107,753	63,943	64,986
	$3,019,584	$2,574,100	$2,176,018

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$118,155	$213,158	$13,949
Trade accounts payable	278,914	255,437	288,858
Accrued payroll and related costs	76,314	71,115	68,387
Accrued liabilities	160,536	71,395	52,914
Total current liabilities	633,919	611,105	424,108

Long-term debt	1,312,795	892,346	890,725
Other liabilities	405,359	275,303	307,586

Stockholders’ equity:
Common stock	874	871	873
Paid-in capital	192,049	178,575	183,524
Retained earnings	873,637	731,987	740,923
Accumulated other comprehensive loss	(71,880)	(55,256)	(63,026)
Treasury stock	(327,169)	(60,831)	(308,695)
Total stockholders’ equity	667,511	795,346	553,599
	$3,019,584	$2,574,100	$2,176,018

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2011	2010

Net sales	$1,148,008	$1,002,056
Cost of goods sold	965,054	839,651
Gross profit	182,954	162,405

Selling, general and administrative expenses	46,221	40,480
Rationalization charges	682	971
Income from operations	136,051	120,954

Interest and other debt expense before loss on
early extinguishment of debt	16,292	15,940
Loss on early extinguishment of debt	976	4,537
Interest and other debt expense	17,268	20,477

Income before income taxes	118,783	100,477

Provision for income taxes	40,027	35,246
Net income	$78,756	$65,231

Earnings per share:
Basic net income per share	$1.13	$0.85
Diluted net income per share	$1.12	$0.84

Dividends per share	$0.11	$0.11

Weighted average number of shares:
Basic	69,981	76,767
Effect of dilutive securities	339	608
Diluted	70,320	77,375

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2011	2010

Net sales	$2,673,318	$2,359,940
Cost of goods sold	2,271,508	1,985,636
Gross profit	401,810	374,304

Selling, general and administrative expenses	112,872	125,853
Rationalization charges	4,782	3,733
Income from operations	284,156	244,718

Interest and other debt expense before loss on
early extinguishment of debt	46,678	40,446
Loss on early extinguishment of debt	976	4,537
Interest and other debt expense	47,654	44,983

Income before income taxes	236,502	199,735

Provision for income taxes	80,427	71,469
Net income	$156,075	$128,266

Earnings per share:
Basic net income per share	$2.23	$1.67
Diluted net income per share	$2.22	$1.66

Dividends per share	$0.33	$0.32

Weighted average number of shares:
Basic	70,036	76,699
Effect of dilutive securities	408	605
Diluted	70,444	77,304

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$156,075	$128,266
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	120,893	108,899
Rationalization charges	4,782	3,733
Loss on early extinguishment of debt	976	4,537
Excess tax benefit from stock-based compensation	(1,856)	(1,065)
Other changes that provided (used) cash, net of
effects from acquisitions:
Trade accounts receivable, net	(286,666)	(280,075)
Inventories	(47,204)	(43,276)
Trade accounts payable	45,712	68,986
Accrued liabilities	41,492	23,326
Contributions to pension benefit plans	-	(92,287)
Other, net	41,951	51,373
Net cash provided by (used in) operating activities	76,155	(27,583)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(289,367)	-
Capital expenditures	(123,265)	(76,017)
Proceeds from asset sales	3,440	676
Net cash used in investing activities	(409,192)	(75,341)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	982,177	248,412
Repayments under revolving loans	(935,908)	(248,768)
Proceeds from issuance of long-term debt	1,088,823	634,386
Repayments of long-term debt	(689,631)	(318,475)
Debt issuance costs	(12,943)	(11,673)
Changes in outstanding checks - principally vendors	(92,928)	(89,782)
Dividends paid on common stock	(23,361)	(24,513)
Proceeds from stock option exercises	1,116	1,055
Excess tax benefit from stock-based compensation	1,856	1,065
Repurchase of common stock under stock plan	(5,128)	(1,405)
Repurchase of common stock under share repurchase
authorization	(15,797)	-
Net cash provided by financing activities	298,276	190,302

Cash and cash equivalents:
Net (decrease) increase	(34,761)	87,378
Balance at beginning of year	175,226	305,754
Balance at end of period	$140,465	$393,132

Interest paid, net	$46,158	$39,346
Income taxes paid, net	4,373	24,612

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2011 and 2010
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

Comprehensive income:

Net income	-	-	-	128,266	-	-	128,266

Changes in net prior service
credit and actuarial losses,
net of tax provision of $2,407	-	-	-	-	3,730	-	3,730

Change in fair value of derivatives,
net of tax benefit of $724	-	-	-	-	(1,056)	-	(1,056)

Foreign currency translation,
net of tax provision of $4,448	-	-	-	-	(2,329)	-	(2,329)

Comprehensive income							128,611

Dividends declared on common stock	-	-	-	(24,513)	-	-	(24,513)

Stock compensation expense	-	-	4,510	-	-	-	4,510

Stock option exercises, including
tax benefit of $918	106	1	1,972	-	-	-	1,973

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $408	65	-	(648)	-	-	(349)	(997)

Two-for-one stock split, net of
treasury shares of 5,171	38,332	435	(435)	-	-	-	-

Balance at September 30, 2010	76,787	$871	$178,575	$731,987	$(55,256)	$(60,831)	$795,346

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Comprehensive income:

Net income	-	-	-	156,075	-	-	156,075

Changes in net prior service
credit and actuarial losses,
net of tax provision of $2,200	-	-	-	-	3,581	-	3,581

Change in fair value of derivatives,
net of tax benefit of $35	-	-	-	-	(62)	-	(62)

Foreign currency translation,
net of tax benefit of $2,442	-	-	-	-	(12,373)	-	(12,373)

Comprehensive income							147,221

Dividends declared on common stock	-	-	-	(23,361)	-	-	(23,361)

Stock compensation expense	-	-	6,251	-	-	-	6,251

Stock option exercises, including
tax benefit of $1,754	136	1	2,869	-	-	-	2,870

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $1,856	229	-	(595)	-	-	(2,677)	(3,272)

Repurchases of common stock	(441)	-	-	-	-	(15,797)	(15,797)

Balance at September 30, 2011	69,800	$874	$192,049	$873,637	$(71,880)	$(327,169)	$667,511

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
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

Goodwill and Other Intangible Assets.  We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2011 assessment performed during the third quarter.

Recently Issued Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which amends the guidance for presenting comprehensive income.  This amendment will require us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  This amendment is effective for us on January 1, 2012 with retrospective application required.  We are currently evaluating the presentation implications of this amendment, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an ASU which amends the guidance for testing goodwill for impairment.  This amendment will allow us, at our option, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The result of this qualitative assessment will dictate if we need to perform the existing two-step impairment test under GAAP.  This amendment is effective for us on January 1, 2012, with early adoption permitted.  We adopted this amendment as a part of our annual impairment test performed in the third quarter of 2011, and the adoption of it did not have an effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an ASU which amends the guidance for disclosures about an employer’s participation in a multiemployer plan.  This amendment will require us to provide additional quantitative and qualitative disclosures for our significant participation in multiemployer plans. This amendment is effective for us on December 31, 2011.  We are currently evaluating the presentation implications of this amendment, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 2.    Acquisitions

Nestlé Purina PetCare

On September 1, 2011, we acquired the metal container manufacturing assets of Nestlé Purina PetCare Company, or NPPC, for a purchase price of $25.0 million which we funded with cash on hand.  We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date.  We recognized goodwill of $6.5 million and a customer relationship intangible asset of $6.0 million.  The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities. NPPC’s results of operations are included in our metal container business and are not significant.

Graham Packaging

In June 2011, Graham Packaging Company Inc., or Graham Packaging, terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement.  The proceeds from the termination fee and costs associated with corporate development activities have been recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

Vogel & Noot

On March 1, 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN, which is headquartered in Vienna, Austria.  VN manufactures metal food and general line containers, with manufacturing facilities in Central and Eastern Europe and several new facilities in other developing Eastern countries scheduled to be opened in the near term.  We acquired these operations for a total purchase price of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired.  A portion of the purchase price, with an acquisition date fair value of €35.6 million ($49.0 million translated at the U.S. dollar exchange rate at the date of acquisition), is payable in March 2012.  We funded the purchase price for this acquisition from Euro denominated revolving loan borrowings under our previous senior secured credit facility.

The VN acquisition represents a strategically important acquisition for us, providing us with an opportunity to expand our metal container franchise as we partner with our global customers to support their growth in the Central and developing Eastern European markets.  VN, which employs approximately 1,600 employees, had annual net sales of approximately $310 million for the year ended December 31, 2010.  The acquired VN operations have been combined with our pre-existing U.S. metal food container operations to form our metal containers business segment (see Note 13).

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches.  The purchase price allocation is preliminary and subject to change pending a final determination of the purchase price and a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations.  Based on revised estimates of fair value of certain assets and liabilities from our preliminary purchase price allocation presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, we increased goodwill by $3.2 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 2.   Acquisitions (continued)

Vogel & Noot (continued)

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$73,929
Inventories	93,050
Property, plant and equipment	212,237
Other intangible assets	22,732
Other assets	11,044
Trade accounts payable and accrued liabilities	(56,665)
Debt	(77,238)
Other liabilities	(90,201)
Total identifiable net assets	188,888
Goodwill	54,800
Cash paid at closing, net of cash acquired	$243,688

Goodwill of $54.8 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our metal containers segment.  None of the goodwill is expected to be deductible for tax purposes.  Other intangible assets consist of customer relationships of $19.3 million with an estimated remaining life of 20 years, and a trade name of $3.4 million with an estimated remaining life of 10 years.  Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives up to 35 years.

Our consolidated results of operations for the nine months ended September 30, 2011 included the results for VN since the acquisition date.  Net sales from the VN operations of $203.7 million were included in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.  VN’s results of operations since the acquisition date, which were not significant, included the pre-tax negative impact of $5.5 million of expense related to the inventory write-up for VN as a result of purchase accounting in connection with the acquisition.

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the three and nine months ended September 30, 2011 and 2010 and gives pro forma effect to the VN acquisition as if it had been completed as of January 1, 2010.  The pro forma results of operations include interest expense related to incremental borrowings used to finance the VN acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets.  In addition, net income for the nine months ended September 30, 2010 includes the impact of the initial inventory write-up and acquisition costs.  The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of VN with our existing operations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
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

Unaudited pro forma financial information:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Net sales	$1,148,008	$1,098,794	$2,718,839	$2,593,033
Net income	$78,966	$72,341	$160,591	$135,901

Earnings per share:
Basic net income per share	$1.13	$0.94	$2.29	$1.77
Diluted net income per share	$1.12	$0.93	$2.28	$1.76

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
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 3.    Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2010 is summarized as follows:

	Employee	Retirement	Plant	Non-Cash
	Severance	Benefit	Exit	Asset
	and Benefits	Curtailments	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2010	$11,056	$-	$217	$-	$11,273

Activity for the Nine Months Ended September 30, 2011
Prior Years’ Rationalization Plan Reserves Established	2,903	(449)	776	1,552	4,782
Prior Years’ Rationalization Plan Reserves Utilized	(10,166)	449	(659)	(1,552)	(11,928)
Currency Translation	608	-	-	-	608
Total Activity	(6,655)	-	117	-	(6,538)

Balance at September 30, 2011	$4,401	$-	$334	$-	$4,735

In the third quarter of 2011, we recognized a curtailment gain for our pension benefits related to our 2010 plan to reduce costs in our closures manufacturing facility in Germany.

Rationalization reserves as of September 30, 2011 and December 31, 2010 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 4.    Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is reported in the Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Foreign currency translation	$4,903	$19,763	$17,276
Change in fair value of derivatives	(6,757)	(8,951)	(6,695)
Unrecognized net periodic pension and
other postretirement benefit costs:
Net prior service credit	6,156	6,573	6,391
Net actuarial loss	(76,182)	(72,641)	(79,998)

Accumulated other comprehensive loss	$(71,880)	$(55,256)	$(63,026)

Note 5.    Inventories

Inventories consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Raw materials	$174,895	$108,355	$133,594
Work-in-process	114,306	84,068	83,375
Finished goods	346,594	301,051	276,578
Other	13,579	13,071	13,938
	649,374	506,545	507,485
Adjustment to value inventory
at cost on the LIFO method	(68,949)	(78,904)	(68,949)
	$580,425	$427,641	$438,536

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 6.    Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2011	2010	2010
	(Dollars in thousands)

Bank debt
Bank revolving loans	$15,000	$-	$-
U.S. term loans	520,000	400,000	400,000
Canadian term loans	79,194	78,505	81,000
Euro term loans	456,035	169,625	165,313
Other foreign bank revolving and term loans	115,696	13,158	13,949
Total bank debt	1,185,925	661,288	660,262

7¼% Senior Notes, net of unamortized discount	245,025	244,216	244,412
6¾% Senior Subordinated Notes	-	200,000	-

Total debt	1,430,950	1,105,504	904,674
Less current portion	118,155	213,158	13,949
	$1,312,795	$892,346	$890,725

At September 30, 2011, amounts expected to be repaid within one year consisted of $15.0 million of bank revolving loans under our Credit Agreement and $103.2 million of foreign bank revolving term loans.

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
(Information at September 30, 2011 and 2010 and for the
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

Year	U.S. Term Loans	Euro Term Loans	Canadian Term Loans
2013	$78,000	€50,250	Cdn $12,150
2014	$78,000	€50,250	Cdn $12,150
2015	$104,000	€67,000	Cdn $16,200
2016	$104,000	€67,000	Cdn $16,200
2017	$156,000	€100,500	Cdn $24,300

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

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans the margin was 1.75 percent, and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin was 0.75 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee was 0.375 percent per annum. The margins for Term Loans and Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
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

All amounts owed under our previous senior secured credit facility were repaid on July 28, 2011 with proceeds from the Credit Agreement.  As a result of this refinancing, we recorded a pre-tax charge of $1.0 million for the loss on early extinguishment of debt during the quarter ending September 30, 2011.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 7.    Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2011:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$140,465	$140,465

Liabilities:
Bank debt	1,185,925	1,185,925
7¼% Senior Notes	245,025	263,750
Interest rate swap agreements	11,593	11,593
Natural gas swap agreements	328	328

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

The financial assets and liabilities that are measured on a recurring basis at September 30, 2011 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2011, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2011 was recorded in our Condensed Consolidated Balance Sheet as a liability of $11.9 million, of which $4.3 million was included in accrued liabilities and $7.6 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the nine months ended September 30, 2011 was a loss of $2.3 million, net of income taxes.  We estimate that we will reclassify losses of $2.3 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 7.   Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2011, the aggregate notional principal amount of our outstanding interest rate swap agreements was €125.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the nine months ended September 30, 2011, net payments under our interest rate swap agreements were $3.7 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2011, the aggregate notional principal amount of our natural gas swap agreements was 653,000 MMBtu of natural gas with fixed prices ranging from $4.210 to $4.985 per MMBtu, which hedges approximately 20 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the nine months ended September 30, 2011, net payments under our natural gas swap agreements were $0.3 million.   These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with term and revolving loans denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated Euro denominated borrowings totaling €320.0 million as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive (loss) income for the nine months ended September 30, 2011 were $5.9 million, net of a deferred tax benefit of $2.4 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 8.    Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$2,925	$3,293	$10,435	$10,078
Interest cost	7,162	7,151	21,477	21,171
Expected return on plan assets	(10,213)	(9,375)	(30,613)	(26,168)
Amortization of prior service cost	512	516	1,533	1,549
Amortization of actuarial losses	2,105	2,100	6,090	6,299
Curtailment gain	(449)	-	(449)	-
Net periodic benefit cost	$2,042	$3,685	$8,473	$12,929

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$129	$225	$647	$691
Interest cost	514	685	1,829	2,088
Amortization of prior service credit	(650)	(643)	(1,935)	(1,926)
Amortization of actuarial losses	(191)	72	93	215
Net periodic benefit (credit) cost	$(198)	$339	$634	$1,068

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
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 10.    Dividends

In each of March, June and September of 2011, we paid a quarterly cash dividend on our common stock of $0.11 per share, as approved by our Board of Directors.  The aggregate cash payments related to these dividends totaled $23.4 million.

On November 4, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on December 15, 2011 to holders of record of our common stock on December 1, 2011.  The cash payment related to this dividend is expected to be $7.8 million.

Note 11.    Treasury Stock

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 441,416 shares of our common stock at an average price per share of $35.79, for a total purchase price of $15.8 million, during the quarter ended September 30, 2011.

During the first nine months of 2011, we issued 370,071 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 140,233 shares of our common stock at an average cost of $36.57 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2011, 17,638,060 shares were held in treasury.

Note 12.    Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2011, 37,900 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $1.4 million, which is being amortized ratably over the five-year vesting period from the grant date.  In addition, in the first quarter of 2011, a performance award for 120,000 restricted stock units was granted to one of our officers, which award is subject to forfeiture unless certain performance criteria for the year ended December 31, 2011 is achieved.  These restricted stock units vest at the conclusion of the three-year period from the grant date.  The fair value of these restricted stock units at the grant date was $4.4 million, which is being amortized ratably over the three-year vesting period from the grant date.

In June 2011, we granted 6,738 restricted stock units to non-employee members of our Board of Directors, which vest in full one year from the date of grant.  The fair value of these restricted stock units at the date of grant was $0.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 13.    Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

	Metal		Plastic
	Containers(1)	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2011

Net sales	$798,663	$189,554	$159,791	$-	$1,148,008
Depreciation and amortization(2)	20,498	8,353	11,269	417	40,537
Rationalization charges	-	339	343	-	682
Segment income from operations	111,745	24,369	3,802	(3,865)	136,051

Three Months Ended September 30, 2010

Net sales	$688,901	$162,769	$150,386	$-	$1,002,056
Depreciation and amortization(2)	16,697	7,055	11,408	420	35,580
Rationalization charges	381	-	590	-	971
Segment income from operations(3)	95,274	22,028	8,206	(4,554)	120,954

Nine Months Ended September 30, 2011

Net sales	$1,671,404	$534,133	$467,781	$-	$2,673,318
Depreciation and amortization(2)	58,481	25,074	33,576	1,264	118,395
Rationalization charges	1,378	1,731	1,673	-	4,782
Segment income from operations(4) (5)	192,984	62,866	14,629	13,677	284,156

Nine Months Ended September 30, 2010

Net sales	$1,442,015	$472,588	$445,337	$-	$2,359,940
Depreciation and amortization(2)	50,299	21,114	34,146	1,259	106,818
Rationalization charges	694	-	3,039	-	3,733
Segment income from operations(3) (6)	185,698	57,078	15,080	(13,138)	244,718

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)
Depreciation and amortization excludes amortization of debt discount and issuance costs of $0.9 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Income from operations for corporate includes costs attributable to announced acquisitions of $0.5 million for the three and nine months ended September 30, 2010.
(4)
Income from operations for corporate includes income of $25.2 million for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

(5)	Income from operations of the metal containers segment includes a charge for the resolution of a past product liability dispute of $3.3 million.
(6)	Income from operations for the closures segment includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2011 and 2010 and for the
three and nine months then ended is unaudited)

Note 13.                      Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Total segment income from operations	$136,051	$120,954	$284,156	$244,718
Interest and other debt expense	17,268	20,477	47,654	44,983
Income before income taxes	$118,783	$100,477	$236,502	$199,735

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

On March 1, 2011, we acquired the metal container operations of Vogel & Noot which is headquartered in Vienna, Austria.  VN manufactures metal food and general line containers, with manufacturing facilities in Central and Eastern Europe and several new facilities in other developing Eastern countries scheduled to be opened in the near term.  We acquired these operations for a total purchase price of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired.

In June 2011, Graham Packaging terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement.  The proceeds from the termination fee and costs associated with corporate development activities have been recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Net sales
Metal containers(1)	69.6%	68.8%	62.5%	61.1%
Closures	16.5	16.2	20.0	20.0
Plastic containers	13.9	15.0	17.5	18.9
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.0	83.8	85.0	84.1
Gross profit	16.0	16.2	15.0	15.9
Selling, general and administrative expenses	4.0	4.0	4.2	5.3
Rationalization charges	0.1	0.1	0.2	0.2
Income from operations	11.9	12.1	10.6	10.4
Interest and other debt expense	1.5	2.1	1.8	2.0
Income before income taxes	10.4	10.0	8.8	8.4
Provision for income taxes	3.5	3.5	3.0	3.0
Net income	6.9%	6.5%	5.8%	5.4%

    _____________

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.

Summary unaudited results of operations for the three and nine months ended September 30, 2011 and 2010 are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
	(Dollars in millions)

Net sales
Metal containers(1)	$798.7	$688.9	$1,671.4	$1,442.0
Closures	189.5	162.8	534.1	472.6
Plastic containers	159.8	150.4	467.8	445.3
Consolidated	$1,148.0	$1,002.1	$2,673.3	$2,359.9

Income from operations
Metal containers (1) (2)	$111.7	$95.3	$193.0	$185.7
Closures (3)	24.4	22.0	62.9	57.1
Plastic containers (4)	3.8	8.2	14.6	15.1
Corporate(5)	(3.8)	(4.5)	13.7	(13.2)
Consolidated	$136.1	$121.0	$284.2	$244.7

    _____________

(1)	Our metal containers segment includes the operations formerly categorized as metal food containers and the VN operations acquired in March 2011.
(2)
Includes rationalization charges of $0.4 million for the three months ended September 30, 2010, and $1.4 million and $0.7 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million for the nine months ended September 30, 2011.

(3)
Includes rationalization charges of $0.3 million and $1.7 million for the three and nine months ended September 30, 2011, respectively, and a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations for the nine months ended September 30, 2010.

(4)
Includes rationalization charges of $0.3 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.

(5)
Includes income of $25.2 million for the nine months ended September 30, 2011 for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.  Includes costs attributable to announced acquisitions of $0.5 million for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Overview.  Consolidated net sales were $1,148.0 million in the third quarter of 2011, representing a 14.6 percent increase as compared to the third quarter of 2010 primarily as a result of higher net sales across all businesses principally due to the inclusion of the VN, IPEC Global Inc., or IPEC, and DGS acquired operations, higher average selling prices largely attributable to the pass through of higher raw material costs and the impact of favorable foreign currency translation, partially offset by lower unit volumes across all businesses, excluding the impact from acquisitions, and a less favorable mix of products sold in the plastic container business.  Income from operations for the third quarter of 2011 of $136.1 million increased by $15.1 million, or 12.5 percent, as compared to the same period in 2010 primarily due to the inclusion of VN, IPEC and DGS, the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal container business, ongoing cost control and improved manufacturing efficiencies and lower rationalization charges, partially offset by lower unit volumes across all businesses, excluding the impact from acquisitions and a less favorable mix of products sold in the plastic container business.  Results for 2011 included a loss on early extinguishment of debt of $1.0 million and rationalization charges of $0.6 million. Results for 2010 included a loss on early extinguishment of debt of $4.5 million and rationalization charges of $1.0 million.  Net income for the third quarter of 2011 was $78.8 million, or $1.12 per diluted share, as compared to $65.2 million, or $0.84 per diluted share, for the same period in 2010.

Net Sales.  The $145.9 million increase in consolidated net sales in the third quarter of 2011 as compared to the third quarter of 2010 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $109.8 million, or 15.9 percent, in the third quarter of 2011 as compared to the same period in 2010.  This increase was primarily due to the inclusion of net sales from VN, which had net sales of $103.2 million in the third quarter of 2011, and higher average selling prices as a result of the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes in the U.S. as a result of a weaker fruit and vegetable pack in 2011 as compared to 2010 and inventory reductions by certain customers.

Net sales for the closures business increased $26.7 million, or 16.4 percent, in the third quarter of 2011 as compared to the same period in 2010.  This increase was primarily the result of higher unit volumes due to the inclusion of net sales from IPEC and DGS, which had aggregate net sales of $11.6 million in the third quarter of 2011, the impact of favorable foreign currency translation of approximately $7.4 million and higher average selling prices due to the pass through of higher raw material costs, partially offset by lower unit volumes in the single-serve beverage market.

Net sales for the plastic container business in the third quarter of 2011 increased $9.4 million, or 6.3 percent, as compared to the same period in 2010.  This increase was principally due to higher average selling prices as a result of the pass through of higher resin costs and the impact of favorable foreign currency translation of approximately $1.9 million, partially offset by a decrease in unit volumes and a less favorable mix of products sold.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 16.0 percent in the third quarter of 2011 as compared to the same period in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales remained flat at 4.0 percent for the third quarter of 2011 as compared to the same period in 2010.  Selling, general and administrative expenses increased $5.9 million to $46.3 million in the third quarter of 2011 as compared to $40.4 million for the same period last year.  This increase was primarily due to our recent acquisitions.

Income from Operations.  Income from operations for the third quarter of 2011 increased by $15.1 million as compared to the third quarter of 2010, while operating margin decreased to 11.9 percent from 12.1 percent over the same periods.

Income from operations of the metal container business for the third quarter of 2011 increased $16.4 million, or 17.2 percent, as compared to the same period in 2010, and operating margin increased to 14.0 percent from 13.8 percent over the same periods.  These increases were primarily the result of the inclusion of VN, the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs, ongoing cost control and improved manufacturing efficiencies and a decrease in rationalization charges, partially offset by lower unit volumes in the U.S.  Rationalization charges of $0.4 million were recognized in the third quarter of 2010.

Income from operations of the closures business for the third quarter of 2011 increased $2.4 million, or 10.9 percent, as compared to the same period in 2010, while operating margin decreased to 12.9 percent from 13.5 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of IPEC and DGS, the benefits of our prior year restructuring in Germany and improved manufacturing efficiencies, partially offset by the negative impact of the lagged pass through of significant increases in polypropylene resin costs, lower unit volumes in the single-serve beverage market and an increase in rationalization charges in the third quarter of 2011.  Rationalization charges of $0.3 million were recognized in the third quarter of 2011.

Income from operations of the plastic container business for the third quarter of 2011 decreased $4.4 million, or 53.7 percent, as compared to the same period in 2010, and operating margin decreased to 2.4 percent from 5.5 percent over the same periods.  These decreases were primarily attributable to a decrease in unit volumes and a less favorable mix of products sold, partially offset by lower rationalization charges.  Rationalization charges of $0.3 million and $0.6 million were recognized in the third quarters of 2011 and 2010, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the third quarter of 2011 increased $0.3 million to $16.3 million as compared to the same period in 2010.  Loss on early extinguishment of debt of $1.0 million and $4.5 million in the third quarter of 2011 and 2010, respectively, was the result of the refinancing of the senior secured credit facility in each of those periods.

Provision for Income Taxes.  The effective tax rate for the third quarter of 2011 was 33.7 percent as compared to 35.1 percent in the same period of 2010.  The decrease was primarily attributable to the reassessment of tax positions that arose in prior years and more foreign sourced income due to VN for which the effective tax rate is lower than domestic sourced income.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Overview.  Consolidated net sales were $2.67 billion in the first nine months of 2011, representing a 13.3 percent increase as compared to the first nine months of 2010 primarily due to the inclusion of sales from the VN, IPEC and DGS operations, higher average selling prices in each of the businesses due to the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation, partially offset by lower unit volumes in each of our businesses, excluding the impact from acquisitions, and a less favorable mix of products sold in the plastic container business.  Income from operations for the first nine months of 2011 increased by $39.5 million, or 16.1 percent, as compared to the same period in 2010 primarily as a result of income of $25.2 million from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.  This increase was also attributable to the inclusion of the VN, IPEC and DGS operations, improved manufacturing efficiencies and ongoing cost controls, the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal container business and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations.  These increases were partially offset by lower unit volumes in each of our businesses, excluding the impact of acquisitions, a less favorable mix of products sold in the plastic container business, a $3.3 million charge for the resolution of a past product liability dispute in the metal container business and higher rationalization charges in 2011.  Results for the first nine months of 2011 and 2010 included rationalization charges of $4.8 million and $3.7 million, respectively, and a loss on early extinguishment of debt of $1.0 million and $4.5 million, respectively.  Net income for the first nine months of 2011 was $156.1 million, or $2.22 per diluted share, as compared to $128.3 million, or $1.66 per diluted share, for the same period in 2010.

Net Sales.  The $313.4 million increase in consolidated net sales in the first nine months of 2011 as compared to the first nine months of 2010 was due to higher net sales across all businesses.

Net sales for the metal container business increased $229.4 million, or 15.9 percent, in the first nine months of 2011 as compared to the same period in 2010.  This increase was primarily attributable to the inclusion of net sales of $203.7 million from VN and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by lower unit volumes in the U.S. as a result of a weaker fruit and vegetable pack in 2011, inventory reductions by certain customers and the impact of the customer buy-ahead at the end of 2010.

Net sales for the closures business in the first nine months of 2011 increased $61.5 million, or 13.0 percent, as compared to the same period in 2010.  This increase was primarily the result of the inclusion of net sales of $33.8 million in the aggregate from IPEC and DGS, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $16.5 million, partially offset by lower unit volumes in the single-serve beverage market.

Net sales for the plastic container business in the first nine months of 2011 increased $22.5 million, or 5.1 percent, as compared to the same period in 2010.  This increase was primarily the result of the impact of higher average selling prices as a result of the pass through of higher raw material costs and favorable foreign currency translation of approximately $5.6 million, partially offset by a decrease in unit volumes and a less favorable mix of products sold.

Gross Profit.  Gross Profit margin decreased 0.9 percentage points to 15.0 percent for the first nine months of 2011 as compared to the same period in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $13.1 million to $112.8 million for the nine months ended September 30, 2011 as compared to $125.9 million for the same period in 2010.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.2 percent for the first nine months of 2011 as compared to 5.3 percent for the same period in 2010.  These decreases were primarily due to $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations, partially offset by the inclusion of selling, general and administrative expenses from recent acquisitions and a charge of $3.3 million for the resolution of a past product liability dispute.

Income from Operations.  Income from operations for the first nine months of 2011 increased by $39.5 million, or 16.1 percent, as compared to the first nine months of 2010, and operating margin increased to 10.6 percent from 10.4 percent over the same periods.

Income from operations of the metal container business for the first nine months of 2011 increased $7.3 million, or 3.9 percent, as compared to the same period in 2010, while operating margin decreased to 11.5 percent from 12.9 percent over the same periods.  The increase in income from operations was due to the inclusion of the VN operations, ongoing cost control and improved manufacturing efficiencies and the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs, partially offset by lower unit volumes in the U.S., a $3.3 million charge related to the resolution of a past product liability dispute and higher rationalization charges.  Rationalization charges of $1.4 million and $0.7 million were recognized in the first nine months of 2011 and 2010, respectively.  The decrease in operating margin was primarily due to the pre-tax negative impact of $5.5 million of expense related to the inventory write-up for VN as a result of purchase accounting in connection with the acquisition.

Income from operations of the closures business for the first nine months of 2011 increased $5.8 million, or 10.2 percent, as compared to the same period in 2010, while operating margin decreased to 11.8 percent from 12.1 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of IPEC and DGS, the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations, partially offset by the negative impact of the lagged pass through of significant increases in polypropylene resin costs and higher rationalization charges.  Rationalization charges of $1.7 million were recognized in the first nine months of 2011 for a reduction in workforce at the operating facility in Germany.

Income from operations of the plastic container business for the first nine months of 2011 decreased $0.5 million, or 3.3 percent, as compared to the same period in 2010, and operating margin decreased to 3.1 percent from 3.4 percent over the same periods.  These decreases were primarily attributable to lower unit volumes and a less favorable mix of products sold, partially offset by benefits from cost reduction initiatives and lower rationalization charges. Rationalization charges of $1.7 million and $3.0 million were recognized in the first nine months of 2011 and 2010, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2011 increased $6.2 million to $46.7 million as compared to the same period in 2010.  This increase was primarily due to higher average outstanding borrowings principally as a result of additional borrowings in connection with the refinancing of our senior secured credit facility in July 2010 and borrowings to fund acquisitions.  Loss on early extinguishment of debt of $1.0 million and $4.5 million in the first nine months of 2011 and 2010, respectively, was a result of the refinancing of the senior secured credit facility in each of those periods.

Provision for Income Taxes.  The effective tax rate for the first nine months of 2011 was 34.0 percent as compared to 35.8 percent in the same period of 2010.  The effective tax rate for the first nine months of 2010 was negatively impacted by the non-deductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

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

On July 28, 2011, we completed the refinancing of our previous senior secured credit facility by entering into a new $1.9 billion senior secured credit facility, or the Credit Agreement.  Our Credit Agreement provides us with Term Loans and Revolving Loans.  The Term Loans provided under the Credit Agreement refinanced the term loans under our previous senior secured credit facility and certain Euro revolving loan borrowings used to finance the VN acquisition in March 2011 and certain U.S. dollar revolving loan borrowings under our previous senior secured credit facility.  The Term Loans consist of $520 million of U.S. term loans, €335 million of Euro term loans and Cdn $81 million of Canadian term loans.  The Revolving Loans consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility.  Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional U.S. $750 million, which may be used to finance acquisitions and for other permitted purposes.

Under the Credit Agreement, total Term Loans of $1.055 billion are payable as follows:  $158.3 million in each of 2013 and 2014, $211.0 million in each of 2015 and 2016, and $316.6 million in 2017 (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin.  Initially, for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans, the margin was 1.75 percent, and for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans the margin was 0.75 percent.  The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the Revolving Loans.  Initially, the commitment fee was 0.375 percent per annum.  The margins for Term Loans, Revolving Loans and the commitment fee are subject to adjustment quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement.

All amounts owed under our previous senior secured credit facility were repaid on July 28, 2011 with proceeds from the Credit Agreement.  As a result of this refinancing, we recorded a pre-tax charge of $1.0 million for the loss on early extinguishment of debt during the quarter ending September 30, 2011.

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2011, we used proceeds from long-term debt of $1,088.8 million, net borrowings of revolving loans of $46.3 million, cash provided by operating activities of $76.2 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the Graham

Packaging merger agreement, net of costs attributable to certain corporate development activities) and cash and cash equivalents of $34.8 million to fund the repayment of long-term debt of $689.6 million, the acquisitions of VN, DGS and NPPC for $289.4 million, decreases in outstanding checks of $92.9 million, net capital expenditures of $119.9 million, repurchases of our common stock of $15.8 million, debt issuance costs of $12.9 million related to the Credit Agreement, dividends paid on our common stock of $23.4 million and net payments for stock based compensation issuances of $2.2 million.  The increase in net capital expenditures in 2011 as compared to 2010 was the result of our decision to take advantage of certain domestic tax benefits available in 2011 and capital expenditures related to the expansion of our metal container business into several developing Eastern countries.

For the nine months ended September 30, 2010, we used proceeds from our senior secured credit facility of $634.4 million and net proceeds from stock-based compensation issuances of $0.7 million to fund the repayment of term loans under our previous senior secured credit facility of $318.5 million, cash used in operations of $27.6 million (which included $92.3 million of contributions to our pension benefit plans), decreases in outstanding checks of $89.8 million, net capital expenditures of $75.3 million, net payments of revolving loans of $0.3 million, debt issuance costs of $11.7 million related to the refinancing of our senior secured credit facility and dividends paid on our common stock of $24.5 million and to increase our cash and cash equivalents by $87.4 million.

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

At September 30, 2011, we had $15.0 million of Revolving Loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of Revolving Loans under the Credit Agreement at September 30, 2011 was $753.2 million.

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 441,416 shares of our common stock at an average price per share of $35.79, for a total purchase price of $15.8 million, during the quarter ended September 30, 2011.

On November 4, 2011, our Board of Directors declared a quarterly cash dividend on our common stock of $0.11 per share, payable on December 15, 2011 to holders of record of our common stock on December 1, 2011. The cash payment related to this dividend is expected to be $7.8 million.

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

Rationalization Charges

Under our rationalization plans, we made cash payments of $10.8 million and $4.4 million for the nine months ended September 30, 2011 and 2010, respectively.  Total future cash spending of $12.4 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Since such filing, other than the changes discussed in Notes 2 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 2, 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 included elsewhere in this Quarterly Report.

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

During March 2011, we acquired the metal container operations of VN.  You should read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 included elsewhere in this Quarterly Report for further information on our acquisition of VN.  We are currently in the process of integrating the internal controls and procedures of VN into our internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of VN in our annual assessment of the effectiveness of our internal control over financial reporting for our 2012 fiscal year.

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2011 pursuant to the authorization of our Board of Directors on August 5, 2011 to repurchase up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (i)
				(d)
			(c)	Approximate
	(a)		Total Number of	Dollar Value of
	Total	(b)	Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or Programs
	Purchased	per Share	or Programs	(in millions)

July 1-31, 2011	-	-	-	$53.0
August 1-31, 2011	441,416	$ 35.79	441,416	$284.2
September 1-30, 2011	-	-	-	$284.2

Total	441,416	$ 35.79	441,416	$284.2

    _____________

(i) On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.  We announced this repurchase authorization in a press release dated August 8, 2011. Previously, on June 2, 2010 our Board of Directors had authorized the repurchase of up to $300 million of our common stock over a period of three years. We announced this repurchase authorization in a press release dated June 2, 2010. In November 2010, we repurchased $247 million of our common stock pursuant to such authorization, leaving $53 million yet to be repurchased under such authorization which amount was included in the August 5, 2011 repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILGAN HOLDINGS INC.

Dated:  November 9, 2011
/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2011 and 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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