Form 10-K
period 2011-12-31
SILGAN HOLDINGS INC
filed 2012-02-29
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.029 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2012, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 69,883,808.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $3.51 billion in 2011. Our products are used for a wide variety of end markets and we operate 82 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and

•

custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products.

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2011 of approximately half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries scheduled to become operational in the near term. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2011, our metal container business had net sales of $2.21 billion (approximately 63.0 percent of our consolidated net sales) and income from operations of $256.3 million (approximately 74.3 percent of our consolidated income from operations excluding income from operations from corporate).

We are also a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closure product offering. In addition, we manufacture plastic closures for the North American dairy and juice markets. We have 16 closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2011, our closures business had net sales of $687.8 million (approximately 19.6 percent of our consolidated net sales) and income from operations of $75.9 million (approximately 22.0 percent of our consolidated income from operations excluding income from operations from corporate).

Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 22 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2011, our plastic container business had net sales of $609.9 million (approximately 17.4 percent of our consolidated net sales) and income from operations of $12.6 million (approximately 3.7 percent of our consolidated income from operations excluding income from operations from corporate).

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2012 approximately 90 percent of our projected metal container sales in North America, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-seven businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe and have increased our overall share of the metal food container market in the United States from approximately 10 percent in 1987 to approximately half of the market in 2011. Through acquisitions, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $687.8 million in 2011. We have also grown our market position in the plastic container business since 1987, with net sales increasing almost sevenfold to $609.9 million in 2011. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures

Acquired Business	Year	Products
Rexam plc’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers

In March 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN, headquartered in Vienna, Austria. VN manufactures metal food and general line containers and operates 15 metal container manufacturing facilities in Central and Eastern Europe and Asia, which includes several new locations in developing Eastern countries scheduled to become operational in the near term. With our acquisition of VN, we became a leading manufacturer of metal containers in Europe.

In March 2011, we also acquired the twist-off metal closures operations of DGS S.A. in Poland, or DGS. We have subsequently consolidated such operations into our existing closures facilities in Poland.

In September 2011, we completed our acquisition of Nestlé Purina PetCare’s steel container self-manufacturing assets, or Purina Steel Can, and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a long-term supply agreement with Nestlé Purina PetCare for the steel container volume previously manufactured by Purina Steel Can.

OUR STRATEGY

We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:

SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT

Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic vacuum closures and plastic closures for the dairy and juice markets, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.

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

Through our metal container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry. Through our closures business, we manufacture an extensive variety of metal, composite and plastic vacuum closures for the food and beverage industry throughout the world utilizing state-of-the-art technology and equipment, and we provide our customers with state-of-the-art capping/sealing equipment and detection systems. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2010, we used a significant amount of cash on hand and borrowings under our previous senior secured credit facility, or our 2010 Credit Facility, to repurchase 7.1 million shares of our common stock for $247.0 million (excluding fees and expenses of $0.8 million) and to purchase IPEC Global, Inc., or IPEC. In March 2011, we funded the purchase price for VN with Euro denominated borrowings under our 2010 Credit Facility. In July 2011, we refinanced our 2010 Credit Facility with a new $1.9 billion senior secured credit facility, or our Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other strategic initiatives. In the third quarter of 2011, we funded repurchases of our common stock for $15.8 million and the purchase price for Purina Steel Can with cash on hand. As a result of incremental borrowings under our Credit Agreement and our operating cash flow, we ended 2011 with $397.1 million of cash and cash equivalents on hand, which we can use to fund our working capital requirements or for other strategic initiatives. In addition, at December 31, 2011, we had $761.3 million and Cdn $10 million of revolving loans available to us under our Credit Agreement for working capital requirements and other strategic initiatives.

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

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. As a result, we are now a leading manufacturer of metal containers in North America and Europe. Through VN, we are further expanding our metal container business into developing Eastern countries, with several new locations expected to become operational there in the near term.

Additionally, during the past twenty-five years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers.

While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2011, approximately 65 percent of our metal food containers sold had a Quick Top® easy-open end. In addition, we are making significant capital investments to expand VN into new developing Eastern countries.

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

We have grown our market position for our plastic container business since 1987, with net sales increasing almost sevenfold to $609.9 million in 2011. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The plastic containers segment of the consumer goods packaging industry is highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2007, we have closed three metal container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability. In furtherance of such efforts, in 2012 we announced plans to close an additional plastic container manufacturing facility, and we have implemented further workforce reductions in our closures business.

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

BUSINESS SEGMENTS

We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.

METAL CONTAINERS—63.0 PERCENT OF OUR CONSOLIDATED NET SALES IN 2011

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2011 of approximately half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. For 2011, our metal container business had net sales of $2.21 billion (approximately 63.0 percent of our consolidated net sales) and income from operations of $256.3 million (approximately 74.3 percent of our consolidated income from operations excluding income from operations from corporate). We estimate that approximately 90 percent of our projected North American metal container sales in 2012 will be pursuant to multi-year customer supply arrangements.

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

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. Through VN, we are further expanding our metal container business into developing Eastern countries, with several new locations expected to become operational there in the near term.

CLOSURES—19.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2011

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. In addition, through our acquisition of IPEC we also provide plastic closures to the dairy and juice markets. We have 16 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve. For 2011, our closures business had net sales of $687.8 million (approximately 19.6 percent of our consolidated net sales) and income from operations of $75.9 million (approximately 22.0 percent of our consolidated income from operations excluding income from operations from corporate).

We manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink teas, sports and energy drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food, baby juices and infant formula products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize removal torques and to enhance openability of our closures while meeting applicable regulatory requirements. We offer our customers an extensive range of printing options for our closures. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering for food and beverage products. In addition, through our acquisition of IPEC we also provide plastic closures to the dairy and juice markets. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

PLASTIC CONTAINERS—17.4 PERCENT OF OUR CONSOLIDATED NET SALES IN 2011

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. For 2011, our plastic container business had net sales of $609.9 million (approximately 17.4 percent of our consolidated net sales) and income from operations of $12.6 million (approximately 3.7 percent of our consolidated income from operations excluding income from operations from corporate). Since 1987, we have improved our market position for our plastic container business, with net sales increasing almost sevenfold.

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

As of February 1, 2012, we operated a total of 82 manufacturing facilities in eighteen different countries throughout the world that serve the needs of our customers.

METAL CONTAINER BUSINESS

The manufacturing operations of our metal container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and organic coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. Quality and stackability of these cans are comparable to that of the shallow two-piece cans described above. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top® easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top® easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.

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

METAL CONTAINER BUSINESS

We use tin plated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal container products. Although there has been significant consolidation of suppliers, we believe that we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future.

Our metal container supply arrangements with our customers in the United States provide for the pass through of changes in our metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through increases in our metal costs. In Europe, most supply arrangements are negotiated annually, and we generally pass along changes in our raw material costs to customers. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2012.

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

Our domestic closures operations have generally passed along to customers changes in the prices of metal and resin raw materials in accordance with supply arrangements. For non-contract customers, our domestic closures operations have also generally passed through changes in our metal and resin costs. In Europe, most supply arrangements are negotiated annually, and we generally pass along changes in our raw material costs to customers. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future, despite the significant consolidation of suppliers.

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

SALES AND MARKETING

Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products primarily by a direct sales force and for our plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal container business generally sells to customers within a 300 mile radius of its manufacturing plants.

In 2011, 2010, and 2009, approximately 11 percent of our consolidated net sales were to Nestlé in each such year, and approximately 10 percent, 12 percent and 12 percent, respectively, of our consolidated net sales were to Campbell. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL CONTAINER BUSINESS

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2011 of approximately half of the market. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries expected to become operational in the near term. Our largest customers for these products include Campbell, ConAgra Foods, Inc., Del Monte, General Mills, Inc., Hormel Foods Corp., or Hormel, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Stanislaus Food Products Company and Treehouse Foods, Inc.

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected North American metal container sales in 2012 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. In September 2011, we completed our acquisition of Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a ten year supply agreement with Nestlé for the steel container volume previously manufactured by Purina Steel Can. Our net sales of metal food containers to Nestlé in 2011 were $371.3 million. Currently, we have two supply agreements with Nestlé for a substantial portion of the metal food containers we supply Nestlé, which agreements run until December 2013 and September 2021, and an additional supply agreement with Nestlé

that continues on a year-to-year basis, currently until December 2012. These supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten-year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2011, our net sales of metal food containers to Campbell were $326.1 million.

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

Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. You should also read “Risk Factors—The seasonality of the fruit and vegetable packing industry causes us to incur short term debt” included elsewhere in this Annual Report.

CLOSURES BUSINESS

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. We have 16 manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers of our closures business include Andros Group, Campbell, Cliffstar Corp., The Coca-Cola Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, The J.M. Smucker Company, Nestlé Group, PepsiCo Inc., Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

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

Our largest customers for our plastic container business include Alberto Culver USA, Inc., Avon Products Inc., Berlin Packaging, The Carriage House Inc., The Clorox Company, Henkel AG & Co KGaA, Johnson & Johnson, Kraft Foods, Inc., L’Oréal, McCormick & Company, Inc., The Procter & Gamble Company, Treehouse Foods, Inc., TricorBraun, Unilever Home and Personal Care North America and Best Foods (units of Unilever, N.V.) and Vi-Jon Inc.

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

METAL CONTAINER BUSINESS

Of the commercial metal container manufacturers, Ardagh Group, Ball Corporation, Crown Holdings, Inc. and Mivisa Envases, S.A.U. are our most significant competitors. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.

Because of the high cost of transporting empty containers, our metal container business generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be potentially disadvantaged by the relocation of a major customer.

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

PLASTIC CONTAINER BUSINESS

Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Constar International, Inc., Graham Packaging Company Inc. (part of Rank Group Limited), Plastipak Packaging Inc., Rexam PLC and Sonoco Products Company. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

EMPLOYEES

As of December 31, 2011, we employed approximately 2,300 salaried and 6,400 hourly employees on a full-time basis. Approximately 47 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2011, Campbell provided us with approximately 100 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2012 and 2015. As of December 31, 2011, contracts covering approximately 10 percent of our hourly employees in the United States and Canada will expire during 2012. We expect no significant changes in our relations with these unions.

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

RESEARCH AND PRODUCT DEVELOPMENT

Our research, product development and product engineering efforts relating to our metal container business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts relating to our metal, composite and plastic vacuum closures business for food and beverage products are conducted at our research facilities in Downers Grove, Illinois and Hannover, Germany. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia facility. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ending December 31, 2011, December 31, 2010 and December 31, 2009 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

For the year ended December 31, 2011, our foreign operations for all our businesses generated $741.9 million of net sales, which represents approximately 21 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2011, we had $1,376.3 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2011, after taking into account letters of credit of $28.7 million, we had $761.3 million and Cdn $10 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $750 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2011, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2011 interest expense by an aggregate of approximately $10.2 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2011.

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

DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. In 2011, we funded the purchase price for our acquisition of VN through Euro denominated revolving loans under our 2010 Credit Facility, which revolving loans were subsequently refinanced through Euro denominated term loans under our Credit Agreement.

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

GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN THE CREDIT MARKETS AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Recently, the global financial markets have experienced substantial disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, and the global economy has experienced a recession. In addition, credit and sovereign debt issues recently have destabilized certain European economies and thereby increased global economic uncertainties. If such economic conditions, disruption of global financial markets and tightening of credit in the financial markets were to continue, then, among other risks we face, our ability to refinance our indebtedness or obtain additional financing in the future, including, if necessary, to fund acquisitions, may be adversely affected. In addition, any such financing that we may obtain may be on terms that are more restrictive than the current terms of our indebtedness and may be at interest rates higher than the current interest rates for our indebtedness. These events could negatively affect our business, financial condition or results of operations. Additionally, any such financing would have to be effected in compliance with the agreements governing our then existing indebtedness. Under such circumstances, any approval that may be required under our then existing indebtedness for any such additional financing may require us to agree to more restrictive terms and/or higher interest rates for our then existing indebtedness.

Economic conditions and disruptions in the credit markets could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us or reduce our customers’ purchases from us, any of which could negatively affect our business, financial condition or results of operations. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.

Additionally, there is concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments (such as a Eurozone country in which we operate replacing the Euro with its own currency) and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income from operations, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations.

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

Approximately 90 percent of our North American metal container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2011 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal.

If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.

DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.

We manufacture and sell metal and plastic rigid packaging for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds that we use, possibly resulting in the incurrence by us of additional costs. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. In recent years, the steel industry has announced significant price increases for steel. Our metal container and metal closures supply arrangements with our customers in the United States provide for the pass through of changes in our metal costs in accordance with such arrangements. For our non-contract customers in the United States, we also generally increase prices to pass through increases in our metal costs. In Europe, our metal container and metal closures operations have had long-term relationships with many of their customers and we generally increase prices to pass through increases in our metal costs, although, as is common practice, supply arrangements are negotiated on a year-by-year basis.

Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container and plastic closures supply arrangements with our customers in North America provide for the pass through of changes in resin prices in accordance with such arrangements, subject in most cases to a lag in the timing of such pass through. For non-contract customers, we also generally pass through changes in resin prices.

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2012. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.

Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal.

THE SEASONALITY OF THE FRUIT AND VEGETABLE PACKING INDUSTRY CAUSES US TO INCUR SHORT-TERM DEBT.

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

FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.

In pursuing our strategy of growth through acquisitions, we will face risks commonly encountered with an acquisition strategy. These risks include:

•	failing to identify material problems and liabilities in our due diligence review of acquisition targets;

•	failing to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses;

•	failing to assimilate the operations and personnel of the acquired businesses;

•	difficulties in identifying or retaining employees for the acquired businesses;

•	disrupting our ongoing business;

•	diluting our limited management resources;

•	operating in new geographic regions; and

•	impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2011, we employed approximately 6,400 hourly employees on a full-time basis. Approximately 47 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2012 and 2015. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable than current agreements. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS.

We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the United States and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business, including those limiting greenhouse gas emissions and those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Additionally, many of our products come into contact with the food and beverages that they package, and therefore we may be subject to risks and liabilities related to health and safety matters in connection with our products. Changes in or additional health and safety laws and regulations in connection with our products may also impose new requirements and costs on us. Such requirements, liabilities and costs could have a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our international operations generated approximately $741.9 million, or approximately 21 percent, of our consolidated net sales in 2011, of which approximately $343.7 million was generated by our closures operations in Europe, Asia and South America and approximately $269.4 million was generated by VN in Central and Eastern Europe. As of February 1, 2012, we have a total of 24 manufacturing facilities in a total of 16 countries in Europe, Asia and South America, serving customers in over 90 countries worldwide, including several new manufacturing facilities in developing Eastern countries for our metal container business which are scheduled to become operational in the near term. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries in a tax efficient manner;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.

WE ARE SUBJECT TO THE EFFECTS OF FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

Our reporting currency is the U.S. dollar. As a result of our international operations, a portion of our consolidated net sales, and some of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. As a result, we must translate local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for the preparation of our consolidated financial statements. Consequently, changes in exchange rates may unpredictably and adversely affect our consolidated operating results. For example, during times of a strengthening U.S. dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of our expenses denominated in foreign currencies. Our exposure to the effects of fluctuations in foreign currency exchange rates increased in 2011 with the consummation of our acquisition of VN. Although we may use currency exchange rate protection agreements from time to time to reduce our exposure to currency exchange rate fluctuations in some cases, these hedges may not eliminate or reduce the effect of currency fluctuations.

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $389.9 million of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2011. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of December 31, 2011, Messrs. Silver and Horrigan beneficially owned an aggregate of 20,185,624 shares of our common stock, or approximately 29 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. The Group generally includes Messrs. Silver and Horrigan and their affiliates and related family transferees and estates. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for our metal container business are located at 21800 Oxnard Street, Woodland Hills, California 91367 and Landskrongasse 5/1, 1010 Vienna, Austria; the administrative headquarters and principal places of business for our closures business are located at 1140 31st Street, Downers Grove, Illinois 60515 and Hansastrasse 4, 30419 Hannover, Germany; and the administrative headquarters and principal place of business for our plastic container business is located at 14515 N. Outer Forty, Chesterfield, Missouri 63017. We lease all of these offices.

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 44 operating facilities for the metal container business, 16 operating facilities for the closures business and 22 operating facilities for the plastic container business. We own 46 of these facilities and lease 36. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2012 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Kingsburg, CA	54,000	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	284,900	(leased)
Hoopeston, IL	323,600
Rochelle, IL	220,900
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Maxton, NC	231,800	(leased)
Edison, NJ	265,500
Lyons, NY	149,700
Napoleon, OH	302,100	(leased)
Crystal City, TX	26,000	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	206,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000
Mitterdorf im Murtzal, Austria	206,000
Grodno, Belarus	42,000	(leased)
Leipzig, Germany	190,000

Location	Approximate Building Area (square feet)
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	377,000
Skydra, Greece	269,000
Wadi al Rayan, Jordan	215,000
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	166,000
Tczew, Poland	117,000
Enem, Adjigeva, Russia	99,000	(leased)
Stupino, Russia	85,000
Nove-Mesto nad Vahom, Slovakia	349,000	(65,000 leased)
Ljubljana-Zalog, Slovenia	145,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2012 for our closures business:

Location	Approximate Building Area (square feet)
Brewton, AL	55,500
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	80,300
West Hazleton, PA	151,500	(leased)
Pocos de Caldas, Brazil	39,800
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Niepolomice, Poland	170,100
Niepolomice, Poland	47,000
Torello, Spain	71,900	(leased)
Shanghai, China	49,400
Santa Rosa City, Philippines	87,800	(leased)
Valencia, Venezuela	87,800

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2012 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	187,900	(leased)
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	402,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Penn Yan, NY	100,000

Location	Approximate Building Area (square feet)
Ottawa, OH	447,000	(180,000 leased)
Breinigsville, PA	70,000	(leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)

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

ITEM 3. LEGAL PROCEEDINGS.

We are a party to routine legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2012, we had 44 holders of record of our common stock.

On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock, which was effected in the form of a stock dividend. Our stockholders of record at the close of business on April 20, 2010 were issued one additional share of our common stock for each share of our common stock held by them on that date. Such additional shares were issued on May 3, 2010.

We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2011, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.105 per share (which amount has been retroactively adjusted for the two-for-one stock split that occurred on May 3, 2010) to $0.11 per share. In February 2012, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock to $0.12 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under our Credit Agreement and our indenture for the 7 1/4% Notes. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below. Closing sales prices and cash dividends per share for the first and second quarters of 2010 have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2011
First Quarter	$38.49	$34.79	$0.11
Second Quarter	46.25	36.83	0.11
Third Quarter	42.01	33.93	0.11
Fourth Quarter	39.10	34.83	0.11

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2010
First Quarter	$30.37	$25.93	$0.105
Second Quarter	33.11	27.53	0.105
Third Quarter	32.12	27.76	0.105
Fourth Quarter	36.55	31.73	0.105

ISSUER PURCHASES OF EQUITY SECURITIES

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014, pursuant to which we repurchased $15.8 million of our common stock in the third quarter of 2011. We did not purchase any of our equity securities during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2011. Our consolidated financial statements for the five years ended December 31, 2011 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2011(a)	2010(a)	2009	2008	2007
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,509.2	$3,071.5	$3,066.8	$3,121.0	$2,923.0
Cost of goods sold	2,990.6	2,599.1	2,605.7	2,694.4	2,502.7

Gross profit	518.6	472.4	461.1	426.6	420.3
Selling, general and administrative expenses (b)	156.8	166.9	161.0	160.7	148.8
Rationalization charges	7.7	22.2	1.5	12.2	5.7

Income from operations	354.1	283.3	298.6	253.7	265.8
Interest and other debt expense before loss on early extinguishment of debt	63.0	54.1	49.7	60.1	66.0
Loss on early extinguishment of debt	1.0	7.5	1.3	—	—

Interest and other debt expense	64.0	61.6	51.0	60.1	66.0

Income before income taxes	290.1	221.7	247.6	193.6	199.8
Provision for income taxes	96.9	77.1	88.2	68.6	73.0

Net income	$193.2	$144.6	$159.4	$125.0	$126.8

Per Share Data: (c)
Basic net income per share	$2.76	$1.91	$2.09	$1.65	$1.68

Diluted net income per share	$2.75	$1.89	$2.07	$1.63	$1.66

Dividends per share	$0.44	$0.42	$0.38	$0.34	$0.32

Selected Segment Data:
Net sales:
Metal containers (d)	$2,211.5	$1,864.1	$1,916.2	$1,786.3	$1,680.4
Closures	687.8	618.8	609.1	682.8	615.2
Plastic containers	609.9	588.6	541.5	651.9	627.4
Income from operations:
Metal containers (d) (e)	256.3	232.6	206.4	162.2	151.3
Closures (f)	75.9	58.6	74.1	59.8	66.2
Plastic containers (g)	12.6	10.3	31.3	43.8	56.8

(continued)

Selected Financial Data

	Year Ended December 31,
	2011(a)	2010(a)	2009	2008	2007
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$173.0	$105.4	$99.6	$122.9	$155.0
Depreciation and amortization (h)	158.8	142.9	145.3	144.0	138.0
Net cash provided by operating activities	359.6	187.3	322.8	345.4	279.7
Net cash used in investing activities	(459.8)	(151.8)	(96.7)	(135.7)	(158.9)
Net cash provided by (used in) financing activities	322.1	(166.1)	(83.3)	(142.6)	(41.6)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$397.1	$175.2	$305.8	$163.0	$95.9
Goodwill	389.9	324.8	303.7	300.4	310.7
Total assets	2,979.1	2,176.0	2,214.4	2,164.3	2,151.7
Total debt	1,376.3	904.7	799.4	884.9	992.5
Stockholders’ equity	658.0	553.6	685.8	525.0	507.2

Notes to Selected Financial Data

(a)	In 2011, we acquired the metal container operations of Vogel & Noot Holding AG in Central and Eastern Europe, the twist-off metal closures operations of DGS S.A. in Poland, and Nestlé Purina PetCare’s steel container self-manufacturing assets in the United States. In November 2010, we acquired IPEC Global, Inc.
(b)	Selling, general and administrative expenses include income of $25.2 million in 2011 for proceeds of $39.5 million received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities.
(c)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.
(d)	Our metal containers segment includes the operations formerly designated as metal food containers and the recently acquired VN operations.
(e)	Income from operations of the metal container business includes rationalization charges of $1.4 million, $0.7 million, $3.3 million and $5.5 million in 2011, 2010, 2008 and 2007, respectively. Income from operations for the metal container business also includes a charge for the resolution of a past product liability dispute of $3.3 million in 2011.
(f)	Income from operations of the closures business includes rationalization charges of $1.8 million, $9.2 million, $1.3 million and $7.9 million in 2011, 2010, 2009 and 2008, respectively, and a charge for the remeasurement of net assets in Venezuela of $3.2 million in 2010.
(g)	Income from operations of the plastic container business includes rationalization charges of $4.0 million, $12.3 million, $0.2 million, $1.0 million and $0.2 million in 2011, 2010, 2009, 2008 and 2007, respectively.
(h)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2011. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share for the year ended December 31, 2011 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, health care, household and industrial chemical and food markets.

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

SALES GROWTH

We have increased net sales and market share in our metal container, closures and plastic container businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. As a result, we are now a leading manufacturer of metal containers in North America and Europe. Through VN, we are further expanding into developing Eastern countries, with several new locations expected to become operational there in the near term. With this acquisition, our metal containers segment now includes the operations formerly designated as metal food containers and the VN operations.

During the past twenty-five years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2011, approximately 65 percent of our metal food containers sold had a Quick Top® easy-open end.

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

We have improved the market position of our plastic container business since 1987, with net sales increasing almost sevenfold to $609.9 million in 2011. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The plastic container market of the consumer goods packaging industry is highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2007, we have closed three metal container manufacturing facilities, one closures manufacturing facility and two plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability. In furtherance of such efforts, in 2012 we announced plans to close an additional plastic container manufacturing facility, and we have implemented further workforce reductions in our closures business.

We have also invested substantial capital in the past several years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we are making significant capital investments to expand VN into new developing Eastern countries. Over the past five years, we have invested $655.9 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2012 approximately 90 percent of our projected North American metal container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.

Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. In recent years, the steel industry announced significant price increases for steel. Under our supply arrangements in the United States, we were able to increase prices to pass through higher metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through higher metal costs. In Europe, our businesses have had long-term relationships with many of their customers and we have generally increased prices to pass through higher metal costs, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis. Resin prices have also fluctuated significantly in the past few years, and we have been able to pass through changes in resin costs in accordance with our supply arrangements.

Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our closures business is also dependent, in part, upon vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. Additionally, as is common in the packaging industry, we provide extended payment terms to some of our customers in our metal container business due to the seasonality of the vegetable and fruit packing process.

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2010, we used a significant amount of cash on hand and borrowings under our 2010 Credit Facility to repurchase 7.1 million shares of our common stock for $247.0 million (excluding fees and expenses of $0.8 million) and to purchase IPEC. In March 2011, we funded the purchase price for VN with Euro denominated borrowings under our 2010 Credit Facility. In July 2011, we refinanced our 2010 Credit Facility with our new $1.9 billion Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other strategic initiatives. In the third quarter of 2011, we funded repurchases of our common stock for $15.8 million and the purchase price for Purina Steel Can with cash on hand. As a result of incremental borrowings under our Credit Agreement and our operating cash flow, we ended 2011 with $397.1 million of cash and cash equivalents on hand. In addition, at December 31, 2011, we had $761.3 million and Cdn $10 million of revolving loans available to us under our Credit Agreement for working capital requirements and other strategic initiatives.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2011 we had $984.9 million of indebtedness, or 72 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2011, 2010 and 2009, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 17.8 percent, 19.1 percent and 16.7 percent, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2011 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2011	2010	2009
Operating Data:
Net sales:
Metal containers(1)	63.0%	60.7%	62.5%
Closures	19.6	20.1	19.9
Plastic containers	17.4	19.2	17.6

Consolidated	100.0	100.0	100.0
Cost of goods sold	85.2	84.6	85.0

Gross profit	14.8	15.4	15.0
Selling, general and administrative expenses	4.5	5.5	5.2
Rationalization charges	0.2	0.7	0.1

Income from operations	10.1	9.2	9.7
Interest and other debt expense	1.8	2.0	1.6

Income before income taxes	8.3	7.2	8.1
Provision for income taxes	2.8	2.5	2.9

Net income	5.5%	4.7%	5.2%

Summary results for our business segments for the years ended December 31, 2011, 2010 and 2009 are provided below.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net sales:
Metal containers(1)	$2,211.5	$1,864.1	$1,916.2
Closures	687.8	618.8	609.1
Plastic containers	609.9	588.6	541.5

Consolidated	$3,509.2	$3,071.5	$3,066.8

Income from operations:
Metal containers(1) (2)	$256.3	$232.6	$206.4
Closures(3)	75.9	58.6	74.1
Plastic containers(4)	12.6	10.3	31.3
Corporate(5)	9.3	(18.2)	(13.2)

Consolidated	$354.1	$283.3	$298.6

(1)	Our metal containers segment includes the operations formerly designated as metal food containers and the VN operations acquired in March 2011.

(2)	Includes rationalization charges of $1.4 million and $0.7 million in 2011 and 2010, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million in 2011. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.
(3)	Includes rationalization charges of $1.8 million, $9.2 million and $1.3 million in 2011, 2010 and 2009, respectively, and a charge of $3.2 million in 2010 for the remeasurement of net assets in Venezuela. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.
(4)	Includes rationalization charges of $4.0 million, $12.3 million and $0.2 million in 2011, 2010 and 2009, respectively. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.
(5)	Includes income of $25.2 million in 2011 for proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities. Includes rationalization charges of $0.5 million in 2011. Includes costs attributable to announced acquisitions of $2.7 million in 2010. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010

Overview. Consolidated net sales were $3.51 billion in 2011, representing a 14.3 percent increase as compared to 2010 primarily due to the inclusion of sales from the VN and DGS operations acquired in March 2011 and the IPEC operations acquired in November 2010, higher average selling prices in each of our businesses due to the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation, partially offset by lower unit volumes in each of our businesses, excluding the impact from acquisitions, and a less favorable mix of products sold in our plastic container business. Income from operations for 2011 increased by $70.8 million, or 25.0 percent, as compared to 2010 primarily as a result of income of $25.2 million from proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs attributable to certain corporate development activities, the inclusion of the VN, IPEC and DGS operations, improved manufacturing efficiencies and ongoing cost controls, lower rationalization charges in 2011, the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal container business, benefits from previous cost reduction initiatives and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela closures operations. These increases were partially offset by lower unit volumes in each of our businesses, excluding the impact from acquisitions, the negative impact from the lagged pass through of significant increases in polypropylene resin costs in the closures business, a less favorable mix of products sold and higher costs associated with resolving operational issues from restructuring activities in the plastic container business and a $3.3 million charge for the resolution of a past product liability dispute in the metal container business. Results for 2011 and 2010 included rationalization charges of $7.7 million and $22.2 million, respectively, and a loss on early extinguishment of debt of $1.0 million and $7.5 million, respectively. Net income in 2011 increased $48.6 million to $193.2 million as compared to 2010.

Net Sales. The $437.7 million increase in consolidated net sales in 2011 as compared to 2010 was due to higher net sales across all of our businesses.

Net sales for the metal container business increased $347.4 million, or 18.6 percent, in 2011 as compared to the same period in 2010. This increase was primarily attributable to the inclusion of net sales of $269.4 million from the VN operations and higher average selling prices as a result of the pass through of higher raw material costs and other manufacturing costs, partially offset by lower unit volumes in the United States as a result of a weaker fruit and vegetable pack in 2011 and the impact of the customer buy-ahead at the end of 2010.

Net sales for the closures business in 2011 increased $69.0 million, or 11.2 percent, as compared to the same period in 2010. This increase was primarily the result of the inclusion of net sales of $41.7 million in the aggregate from the IPEC and DGS operations, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $15.8 million, partially offset by lower unit volumes in the single-serve beverage market.

Net sales for the plastic container business in 2011 increased $21.3 million, or 3.6 percent, as compared to the same period in 2010. This increase was primarily the result of the impact of higher average selling prices as a result of the pass through of higher raw material costs and favorable foreign currency translation of approximately $5.3 million, partially offset by a decrease in unit volumes and a less favorable mix of products sold.

Gross Profit. Gross Profit margin decreased 0.6 percentage points to 14.8 percent in 2011 as compared to 15.4 percent in 2010 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.1 million in 2011 as compared to 2010. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.5 percent in 2011 as compared to 5.5 percent in 2010. These decreases were primarily due to $25.2 million of income from proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs attributable to certain corporate development activities, benefits from administrative cost reduction initiatives in our plastic container business and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela closures operations, partially offset by the inclusion of selling, general and administrative expenses from the recently acquired VN, IPEC and DGS operations and a charge of $3.3 million for the resolution of a past product liability dispute in the metal container business.

Income from Operations. Income from operations for 2011 increased by $70.8 million as compared to 2010, and operating margin increased to 10.1 percent from 9.2 percent over the same periods. Income from operations for 2011 included income of $25.2 million from proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs attributable to certain corporate development activities, and rationalization charges of $7.7 million. Income from operations for 2010 included rationalization charges of $22.2 million.

Income from operations of the metal container business for 2011 increased $23.7 million, or 10.2 percent, as compared to 2010, while operating margin decreased to 11.6 percent from 12.5 percent over the same periods. The increase in income from operations was due to the inclusion of the VN operations, ongoing cost control and improved manufacturing efficiencies and the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs, partially offset by lower unit volumes in the United States, a $3.3 million charge related to the resolution of a past product liability dispute and higher rationalization charges. Rationalization charges of $1.4 million and $0.7 million were recognized in 2011 and 2010, respectively. The decrease in operating margin was primarily due to the inclusion of the recently acquired international operations of VN which generally incur selling, general and administrative expenses at a higher percentage of sales as compared to domestic operations.

Income from operations of the closures business for 2011 increased $17.3 million, or 29.5 percent, as compared to the same period in 2010, and operating margin increased to 11.0 percent from 9.5 percent over the same periods. These increases were primarily attributable to the inclusion of the IPEC and DGS operations, the benefits of cost reduction initiatives and improved manufacturing efficiencies, lower rationalization charges in 2011 and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela operations, partially offset by the negative impact of the lagged pass through of significant increases in polypropylene resin costs and lower unit volumes in the single-serve beverage market. Rationalization charges were $1.8 million and $9.2 million in 2011 and 2010, respectively.

Income from operations of the plastic container business for 2011 increased $2.3 million, or 22.3 percent, as compared to 2010, and operating margin increased to 2.1 percent from 1.7 percent over the same periods. These increases were primarily attributable to $8.3 million of lower rationalization charges and the benefits from cost reduction initiatives primarily in the corporate headquarters, partially offset by lower unit volumes, a less favorable mix of products sold and higher costs associated with resolving operational issues from restructuring activities. Rationalization charges of $4.0 million and $12.3 million were recognized in 2011 and 2010, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2011 increased $8.9 million to $63.0 million as compared to 2010. This increase was primarily due to higher average outstanding borrowings principally as a result of additional borrowings for acquisitions, the $247.8 million repurchase of 7.1 million shares of our common stock in 2010 and the refinancing of our 2010 Credit Facility in July 2011. Loss on early extinguishment of debt of $1.0 million in 2011 was a result of the refinancing of our 2010 Credit Facility. Loss on early extinguishment of debt of $7.5 million in 2010 was a result of the refinancing of our 2005 credit facility and the redemption of our 6 3/4% Senior Subordinated Notes, or our 6 3/4% Notes.

Provision for Income Taxes. The effective tax rate for 2011 was 33.4 percent as compared to 34.8 percent in 2010. The effective tax rate for 2010 was negatively impacted by the non-deductible portion of the charge for the remeasurement of net assets in the Venezuela closures operations.

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Overview. Consolidated net sales were $3.072 billion in 2010, representing a 0.2 percent increase as compared to 2009 primarily as a result of higher average selling prices in the plastic container business largely attributable to the pass through of higher resin costs and volume increases across each business, partially offset by lower average selling prices in the metal container business and the metal portion of the closures business due to the pass through of lower raw material costs and the impact of unfavorable foreign currency translation. Income from operations in 2010 decreased $15.3 million, or 5.1 percent, as compared to 2009 primarily due to higher rationalization charges, a less favorable mix of products sold in each business, the negative impact of the lagged pass through of significant volatility in raw material costs and increased corporate expenses associated with corporate development activities, partially offset by improved manufacturing efficiencies and ongoing cost controls, the year-over-year benefit resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal container business and increased volumes in each business. Our results for 2010 and 2009 included rationalization charges of $22.2 million and $1.5 million, respectively. Net income in 2010 decreased $14.8 million to $144.6 million as compared to 2009.

Net Sales. The $4.7 million increase in consolidated net sales in 2010 as compared to 2009 was the result of higher net sales in our closures and plastic container businesses, partially offset by lower net sales in our metal container business.

Net sales for the metal container business decreased $52.1 million, or 2.7 percent, in 2010 as compared to 2009. This decrease was primarily attributable to lower average selling prices due to the pass through of lower raw material and other manufacturing costs, partially offset by modest volume gains year-over-year. The year-over-year volume increase was primarily attributable to the favorable year-over-year comparison resulting from some potential customer buy ahead in the fourth quarter of 2010 in anticipation of 2011 raw material price increases versus the negative impact in 2009 of the fourth quarter 2008 customer buy ahead, partially offset by the comparison to a very strong fruit and vegetable pack in 2009.

Net sales for the closures business increased $9.7 million, or 1.6 percent, as compared to 2009. This increase was primarily the result of higher volumes attributable to improved demand in the single-serve beverage markets, the benefit of a customer buy ahead in the fourth quarter of 2010 in advance of raw material price increases, the inclusion of the IPEC acquisition in the fourth quarter of 2010 and the pass through of higher raw material costs in the plastic portion of the closures business, partially offset by unfavorable foreign currency translation of $15.8 million, lower average selling prices in the metal portion of the closures business as a result of the pass through of lower tin plate prices, reduced sales into Venezuela and a less favorable mix of products sold.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million in 2010 as compared to 2009. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.5 percent in 2010 from 5.2 percent in 2009. These increases were primarily due to a charge of $3.2 million recognized in 2010 for the remeasurement of the net assets in the closures operations in Venezuela to the devalued official Bolivar exchange rate and increased corporate expenses associated with corporate development activities.

Income from Operations. Income from operations for 2010 decreased by $15.3 million as compared to 2009, and operating margin decreased to 9.2 percent from 9.7 percent over the same periods. Income from operations for 2010 and 2009 included rationalization charges of $22.2 million and $1.5 million, respectively.

Income from operations of the metal container business for 2010 increased $26.2 million, or 12.7 percent, as compared to 2009, and operating margin increased to 12.5 percent from 10.8 percent over the same periods. These increases were primarily due to the year-over-year benefit resulting from improved manufacturing efficiencies and ongoing improvements in cost controls, the timing of certain contractual pass throughs of changes in raw material and other manufacturing costs and higher volumes, partially offset by a less favorable mix of products sold.

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

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2010 increased $4.4 million to $54.1 million as compared to 2009. This increase was primarily due to the higher average cost of borrowings, principally as a result of higher interest rates and higher average outstanding borrowings largely attributable to the issuance of the 7 1/4% Notes in May 2009 and the refinancing of our 2005 credit facility with our 2010 Credit Facility in July 2010. In 2010, we incurred a loss on early extinguishment of debt of $7.5 million as a result of the refinancing of our 2005 credit facility and the redemption of our 6 3/4% Notes.

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

On July 28, 2011, we completed the refinancing of our 2010 Credit Facility by entering into our new $1.9 billion Credit Agreement. Under our Credit Agreement, we borrowed term loans and have available to us revolving loans under a revolving loan facility. The term loans provided under the Credit Agreement refinanced the term loans under our 2010 Credit Facility, certain Euro revolving loan borrowings used to fund the VN acquisition and certain U.S. dollar revolving loan borrowings under our 2010 Credit Facility. The term loans consist of $520 million of U.S. term loans, €335 million of Euro term loans and Cdn $81 million of Canadian term loans. Our revolving loan facility under our Credit Agreement consists of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility. Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $750 million, which may be used to finance acquisitions and for other permitted purposes. All amounts owed under our 2010 Credit Facility were repaid on July 28, 2011 with proceeds from our Credit Agreement. As a result of this refinancing, we recorded a pre-tax charge of $1.0 million for the loss on early extinguishment of debt during the third quarter of 2011.

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

In July 2010, we entered into our 2010 Credit Facility to refinance our 2005 credit facility. As a result of this refinancing, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment of debt. In November 2010, we used cash on hand and borrowings under our 2010 Credit Facility to repurchase 7.1 million shares of our common stock for $247.8 million and to redeem our 6 3/4% Notes for $202.3 million. As a result of this redemption, we recorded a pre-tax charge of $3.0 million for the loss on early extinguishment of debt.

In 2011, we used proceeds from the issuance of long-term debt of $1,088.8 million, cash provided by operating activities of $359.6 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs attributable to certain corporate development activities), net borrowings of revolving loans of $20.0 million and net proceeds from stock-based compensation issuances of $0.6 million to fund the repayment of long-term debt of $691.4 million, the acquisitions of VN, DGS and Purina Steel Can for $290.8 million, net capital expenditures of $169.1 million, decreases in outstanding checks of $33.7 million, dividends paid on our common stock of $31.1 million, repurchases of our common stock of $15.8 million, debt issuance costs of $12.9 million related to our Credit Agreement and other financing activities of $2.3 million and to increase cash and cash equivalents by $221.9 million.

In 2011, changes in working capital and outstanding checks used cash of $85.3 million as compared to $60.1 million in 2010. This change was primarily the result of the timing of customer payments including true-ups of contractual metal pass throughs, support of start-up operations in Eastern countries and an additional inventory build principally as a precaution for 2012 labor negotiations.

The increase in net capital expenditures of $65.3 million in 2011 as compared to 2010 was the result of our decision to take advantage of certain domestic tax benefits available in 2011 and capital expenditures related to the expansion of our metal container business into several developing Eastern countries.

In 2010, we used borrowings from our 2010 Credit Facility of $634.4 million, cash from operations of $187.3 million (after contributions of $92.3 million to our domestic pension benefit plans), cash balances of $130.5 million, increases in outstanding checks of $7.2 million, net proceeds from stock-based compensation issuances of $3.9 million and net borrowings of revolving loans of $0.7 million to fund the repayment of term loans under our 2005 credit facility of $318.5 million, the repurchase of 7.1 million shares of our common stock for $247.8 million (including $0.8 million of fees and expenses), the redemption of our 6 3/4% Notes for $202.3 million, net capital expenditures of $103.8 million, the acquisition of IPEC for $47.9 million, net of cash acquired, dividends on our common stock of $32.0 million and debt issuance costs of $11.7 million related to the refinancing of our 2005 credit facility with our 2010 Credit Facility.

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

In 2009, we used cash from operations of $322.8 million (after contributions of $43.4 million to our domestic pension benefit plans), increases in outstanding checks of $40.9 million, proceeds from the issuance of the 7 1/4% Notes of $243.2 million and net proceeds from stock-based compensation issuances of $4.7 million to fund net payments of foreign revolving loans of $16.8 million, repayments of term loans under our 2005 credit facility of $320.7 million, net capital expenditures of $96.7 million, debt issuance costs of $5.3 million and dividends paid on our common stock of $29.4 million and to increase cash and cash equivalents by $142.7 million.

In February 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on March 26, 2012 to the holders of record of our common stock on March 12, 2012. The cash payment for this quarterly dividend is expected to be approximately $8.5 million.

At December 31, 2011, we had $1,376.3 million of total consolidated indebtedness and $397.1 million of cash and cash equivalents on hand, which included $54.0 million of cash and cash equivalents on hand in foreign countries. In addition, at December 31, 2011, after taking into account letters of credit of $28.7 million, we had $761.3 million and Cdn $10 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $750 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity in July 2016. At December 31, 2011, there were no revolving loans outstanding under our Credit Agreement.

Because we sell metal containers used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our seasonal working capital requirements have peaked at approximately $300 million. In 2011, our seasonal working capital requirements were funded with cash on hand and revolving loans under our Credit Agreement. For 2012, we expect to fund our peak seasonal working capital requirements with cash on hand and our revolving loan facilities. We may use our cash on hand and the available portion of our revolving loan facilities under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing and repurchases of other debt.

In addition to our operating cash needs and excluding any impact from pending acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $125 to $150 million;

•

principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $87.8 million in 2012, $159.0 million in each of 2013 and 2014, $208.7 million in 2015, $456.6 million in 2016 and $309.9 million in 2017 (or 2016 if our 7 1/4% Notes have not been repaid or refinanced on or before July 7, 2016);

•	cash payments for quarterly dividends on our common stock of approximately $8.5 million (assuming our Board of Directors continues to approve dividends at the same level);

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2011 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, and the 7 1/4% Notes;

•	payments of approximately $100 to $120 million for federal, state and foreign tax liabilities in 2011, which may increase annually thereafter; and

•	payments for pension benefit plan contributions which will be dependent on the funded status of our pension benefit plans.

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

Our Credit Agreement and the indenture with respect to the 7 1/4% Notes contain restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2012 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2011 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$1,381.0	$87.8	$318.0	$665.3	$309.9
Interest on fixed rate debt(2)	85.1	18.7	36.9	29.5	—
Interest on variable rate debt(3)	133.8	34.9	59.7	34.3	4.9
Operating lease obligations	133.0	30.5	47.3	28.9	26.3
Purchase and other obligations(4)	57.8	57.8	—	—	—
Other postretirement benefit obligations(5)	38.0	4.3	8.5	7.7	17.5

Total(6)	$1,828.7	$234.0	$470.4	$765.7	$358.6

(1)	These amounts represent expected cash payments of our long-term debt and include the unamortized discount for the 7 1/4% Notes.
(2)	These amounts represent expected cash payments of interest on our fixed rate long-term debt.
(3)	These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2011.
(4)	Purchase and other obligations represent expected cash payments of $50.1 million for additional purchase price for acquisitions completed in 2011 and 2010 and commitments for capital expenditures of $7.7 million. Obligations that are cancelable without penalty are excluded.
(5)	Other postretirement benefit obligations have been actuarially determined through the year 2021.
(6)	Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2012.

At December 31, 2011, we also had outstanding letters of credit of $28.7 million that were issued under our Credit Agreement.

You should also read Notes 2, 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

EFFECT OF INFLATION AND INTEREST RATE FLUCTUATIONS

Historically, inflation has not had a material effect on us, other than to increase our cost of borrowing. In general, we have been able to increase the sales prices of our products to reflect any increases in the prices of raw materials (subject to contractual lag periods) and to significantly reduce the exposure of our results of operations to increases in other costs, such as labor and other manufacturing costs.

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2011, we had $1,376.3 million of indebtedness outstanding, of which $984.9 million bore interest at floating rates, after taking into account €105 million of interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these interest rate swap agreements, we pay fixed rates of interest of 4.1 percent and receive floating rates of interest based on three month Euribor. These interest rate swap agreements mature in 2014. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES

In the fourth quarter of 2011, we announced plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and in our corporate office through the termination of approximately 54 employees, with total estimated costs of $2.0 million for employee severance and benefits. We recognized $1.9 million of expenses and made total cash payments of $0.2 million in 2011. Remaining cash expenditures of $1.8 million are expected primarily in 2012.

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility. Our plan included the termination of approximately 150 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $5.1 million consist of $1.5 million for employee severance and benefits, $1.8 million for plant exit costs and $1.8 million for the non-cash write-down in carrying value of assets. We recognized a total of $1.7 million of costs in 2011, which consisted of $0.1 million for employee severance and benefits, $1.3 million of plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized a total of $3.4 million of costs in 2010, which consisted of $1.4 million of employee severance and benefits, $0.5 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. Cash payments of $1.7 million and $1.6 million were paid in 2011 and 2010, respectively. The plant has ceased operations, and all cash for this plan has been expended.

In November 2010, we announced to employees plans to reduce costs in our closures manufacturing facility in Germany. Our plan included the termination of approximately 75 employees, with total estimated costs of $10.9 million for employee severance and benefits consisting of $11.3 million of cash costs net of a $0.4 million non-cash retirement benefit curtailment gain. We recognized $1.8 million and $9.1 million of these costs in 2011 and 2010, respectively, and made cash payments of $9.3 million and $0.3 million in 2011 and 2010, respectively. Remaining cash expenditures of $2.2 million are expected primarily in 2012.

In November 2010, we announced to employees plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business through the termination of approximately 30 employees, with total estimated costs of $2.0 million for employee severance and benefits. We recognized $0.2 million and $1.8 million of these costs in 2011 and 2010, respectively, and made cash payments of $1.7 million and $0.3 million in 2011 and 2010, respectively. All cash for these plans has been expended.

In November 2010, we announced to employees a plan to exit one of our Woodstock, Illinois plastic container manufacturing facilities. Our plan included the termination of approximately 50 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. The total estimated costs for the rationalization of this facility of $14.4 million consist of $7.1 million for the non-cash write-down in carrying value of assets, $6.2 million of plant exit costs and $1.1 million for employee severance and benefits. We recognized a total of $0.7 million of costs in 2011, which consisted of $0.4 million for employee severance and benefits and $0.3 million for non-cash write down in carrying value of assets. We recognized a total of $7.1 million of costs in 2010, which consisted of $6.8 million for the non-cash write-down in carrying value of assets and $0.3 million for employee severance and benefits. Cash payments of $0.3 million and $0.1 million were paid in 2011 and 2010, respectively. Remaining expenses and cash expenditures of $6.6 million and $6.9 million, respectively, are expected primarily in 2012 and thereafter.

Under our rationalization plans, we made cash payments of $13.3 million, $6.2 million and $3.6 million in 2011, 2010 and 2009, respectively. Additional cash spending of approximately $10.9 million is expected in 2012 and thereafter for our rationalization plans.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $1.9 million. For 2012, we decreased our domestic discount rate from 5.4 percent to 4.6 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would increase our annual pension expense by approximately $1.3 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2012. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2011 and 2010, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 71 percent and 33 percent of our average outstanding total debt, respectively. In July 2011, we refinanced our 2010 Credit Facility with our Credit Agreement and borrowed additional amounts under our Credit Agreement, significantly increasing our variable rate debt. At December 31, 2011, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 72 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2011, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2011 interest expense by an aggregate of approximately $10.2 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2011.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European and Canadian operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities, including, most significantly, in Poland, Russia, Hungary and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.

We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2011 and 2010, we entered into natural gas swap agreements to hedge approximately 29 percent and 39 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2011, we had entered into natural gas swap agreements to hedge approximately 16 percent of our expected 2012 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2011, a ten percent change in natural gas costs would have impacted our 2011 cost of goods sold by approximately $2.3 million, after taking into account our natural gas swap agreements.

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

In March 2011, we acquired VN. You should also read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report for further information on our acquisition of VN. We are currently in the process of integrating the internal controls and procedures of VN into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of VN in our annual assessment of the effectiveness of our internal control over financial reporting for our 2012 fiscal year.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, except for the internal controls of VN which constituted in the aggregate $248 million of net assets and $269 million of revenues as included in our Consolidated Financial Statements for the year ended December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the metal container operations acquired from Vogel & Noot Holding AG, which is included in the 2011 Consolidated Financial Statements of Silgan Holdings Inc. and constituted $248 million of net assets as of December 31, 2011 and $269 million of revenues for the year then ended. Our audit of internal control over financial reporting of Silgan Holdings Inc. also did not include an evaluation of the internal control over financial reporting of the metal container operations acquired from Vogel & Noot Holding AG.

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Silgan Holdings Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 29, 2012

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	F-42

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to amend the stockholder voting standard (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to increase the number of authorized shares of our common stock (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.4	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.5	First Amendment to Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

4.1	Indenture dated as of May 12, 2009 between Silgan Holdings Inc. and U.S. Bank National Association, as trustee, with respect to the 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

4.2	Form of Silgan Holdings Inc. 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated September 10, 2009, Registration Statement No. 333-161837).

4.3	Registration Rights Agreement dated May 12, 2009 between Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Stock Purchase Agreement dated as of October 7, 2010, by and among Silgan Holdings Inc., R. Philip Silver and D. Greg Horrigan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated October 8, 2010, Commission File No. 000-22117).

10.3	Credit Agreement, dated as of July 28, 2011, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Sub-Agent, Deutsche Bank AG New York Branch, as U.K. Sub-Agent, Bank of America, N.A., as Syndication Agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated August 2, 2011, Commission File No. 000-22117).

Exhibit Number	Description

10.4	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.5	Purchase Agreement dated May 5, 2009 among Silgan Holdings Inc. and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated May 11, 2009, Commission File No. 000-22117).

+10.6	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.7	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.8	Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.9	Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.10	Officer Agreement dated January 5, 2007 between Silgan Plastics LLC (formerly Silgan Plastics Corporation) and Alan H. Koblin (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 000-22117).

+10.11	Amendment to Officer Agreement dated December 21, 2011 by and between Silgan Plastics LLC and Alan H. Koblin (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated December 23, 2011, Commission File No. 000-22117).

+10.12	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.13	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.14	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.15	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.16	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.17	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

Exhibit Number	Description

+10.18	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.19	Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.20	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.21	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

*+10.22	Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

+10.23	Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.24	First Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.25	Second Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

*+10.26	Third Amendment to Silgan Containers Supplemental Executive Retirement Plan.

+10.27	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2000 Restatement, governing contributions made before January 1, 2005 (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.28	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2008 Restatement, governing contributions made after January 1, 2005 (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Description

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**101.INS	XBRL Instance Document.

**101.SCH	XRBL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 29, 2012	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver (R. Philip Silver)	Co-Chairman of the Board	February 29, 2012

/s/ D. Greg Horrigan (D. Greg Horrigan)	Co-Chairman of the Board	February 29, 2012

/s/ John W. Alden (John W. Alden)	Director	February 29, 2012

/s/ Jeffrey C. Crowe (Jeffrey C. Crowe)	Director	February 29, 2012

/s/ William C. Jennings (William C. Jennings)	Director	February 29, 2012

/s/ Edward A. Lapekas (Edward A. Lapekas)	Director	February 29, 2012

/s/ Anthony J. Allott (Anthony J. Allott)	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Robert B. Lewis (Robert B. Lewis)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 29, 2012

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$397,101	$175,226
Trade accounts receivable, less allowances of $5,934 and $6,225, respectively	339,909	214,443
Inventories	554,148	438,536
Prepaid expenses and other current assets	42,565	36,290

Total current assets	1,333,723	864,495

Property, plant and equipment, net	1,064,708	849,720
Goodwill	389,922	324,763
Other intangible assets, net	96,442	72,054
Other assets, net	94,292	64,986

	$2,979,087	$2,176,018

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$87,776	$13,949
Trade accounts payable	319,339	288,858
Accrued payroll and related costs	58,429	57,414
Accrued liabilities	129,945	52,914

Total current liabilities	595,489	413,135

Long-term debt	1,288,483	890,725
Other liabilities	437,121	318,559

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 and 200,000,000 shares authorized, 87,519,715 and 87,302,355 shares issued and 69,883,808 and 69,875,873 shares outstanding, respectively)	875	873
Paid-in capital	196,626	183,524
Retained earnings	902,987	740,923
Accumulated other comprehensive loss	(115,282)	(63,026)
Treasury stock at cost (17,635,907 and 17,426,482 shares, respectively)	(327,212)	(308,695)

Total stockholders’ equity	657,994	553,599

	$2,979,087	$2,176,018

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Net sales	$3,509,227	$3,071,545	$3,066,759
Cost of goods sold	2,990,637	2,599,116	2,605,629

Gross profit	518,590	472,429	461,130
Selling, general and administrative expenses	156,752	166,896	161,041
Rationalization charges	7,717	22,214	1,491

Income from operations	354,121	283,319	298,598
Interest and other debt expense before loss on early extinguishment of debt	62,978	54,091	49,744
Loss on early extinguishment of debt	976	7,548	1,255

Interest and other debt expense	63,954	61,639	50,999

Income before income taxes	290,167	221,680	247,599
Provision for income taxes	96,994	77,034	88,190

Net income	$193,173	$144,646	$159,409

Basic net income per share	$2.76	$1.91	$2.09

Diluted net income per share	$2.75	$1.89	$2.07

Dividends per share	$0.44	$0.42	$0.38

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2009	38,026	$433	$162,568	$498,177	$(75,861)	$(60,294)	$525,023
Comprehensive income:
Net income	—	—	—	159,409	—	—	159,409
Changes in net prior service credit and actuarial losses, net of tax provision of $8,435	—	—	—	—	11,099	—	11,099
Change in fair value of derivatives, net of tax benefit of $664	—	—	—	—	(735)	—	(735)
Foreign currency translation, net of tax provision of $1,272	—	—	—	—	9,896	—	9,896

Comprehensive income							179,669

Dividends declared on common stock	—	—	—	(29,352)	—	—	(29,352)
Stock compensation expense	—	—	4,910	—	—	—	4,910
Stock option exercises, including tax benefit of $3,413	211	2	6,340	—	—	—	6,342
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $282	47	—	(642)	—	—	(188)	(830)

Balance at December 31, 2009	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

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

(Continued)

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands)

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares Outstanding	Par Value
Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599
Comprehensive income:
Net income	—	—	—	193,173	—	—	193,173
Changes in net prior service credit and actuarial losses, net of tax benefit of $16,045	—	—	—	—	(25,602)	—	(25,602)
Change in fair value of derivatives, net of tax benefit of $65	—	—	—	—	(127)	—	(127)
Foreign currency translation, net of tax provision of $6,469	—	—	—	—	(26,527)	—	(26,527)

Comprehensive income							140,917

Dividends declared on common stock	—	—	—	(31,109)	—	—	(31,109)
Stock compensation expense	—	—	7,692	—	—	—	7,692
Stock option exercises, including tax benefit of $2,576	217	2	4,449	—	—	—	4,451
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,856	232	—	(621)	—	—	(2,720)	(3,341)
Repurchases of common stock	(441)	—	—	—	—	(15,797)	(15,797)
Other	—	—	1,582	—	—	—	1,582

Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$193,173	$144,646	$159,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,801	142,949	145,265
Amortization of debt issuance costs and discount	3,837	2,885	2,044
Rationalization charges	7,717	22,214	1,491
Loss on early extinguishment of debt	976	7,548	1,255
Deferred income tax provision	23,763	21,358	15,316
Excess tax benefit from stock-based compensation	(3,901)	(2,674)	(2,922)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(53,091)	(19,875)	72,059
Inventories	(28,093)	(51,800)	(7,894)
Trade accounts payable	29,658	4,342	(62,547)
Accrued liabilities	3,392	(12,101)	821
Contributions to domestic pension benefit plans	—	(92,287)	(43,423)
Other, net	23,350	20,110	41,900

Net cash provided by operating activities	359,582	187,315	322,774

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(290,751)	(47,946)	—
Capital expenditures	(173,009)	(105,395)	(99,584)
Proceeds from asset sales	3,943	1,571	2,892

Net cash used in investing activities	(459,817)	(151,770)	(96,692)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,208,994	314,179	339,681
Repayments under revolving loans	(1,188,954)	(313,518)	(356,494)
Changes in outstanding checks – principally vendors	(33,730)	7,220	40,932
Proceeds from issuance of long-term debt	1,088,823	634,386	243,200
Repayments of long-term debt	(691,427)	(520,725)	(320,695)
Debt issuance costs	(12,943)	(11,708)	(5,345)
Dividends paid on common stock	(31,109)	(31,957)	(29,352)
Excess tax benefit from stock-based compensation	3,901	2,674	2,922
Proceeds from stock option exercises	1,875	2,672	2,929
Repurchase of common stock under stock plan	(5,197)	(1,471)	(1,112)
Repurchase of common stock under share repurchase authorization	(15,797)	(247,825)	—
Other	(2,326)	—	—

Net cash provided by (used in) financing activities	322,110	(166,073)	(83,334)

Cash and cash equivalents:
Net increase (decrease)	221,875	(130,528)	142,748
Balance at beginning of year	175,226	305,754	163,006

Balance at end of year	$397,101	$175,226	$305,754

Interest paid, net	$59,077	$53,785	$42,025
Income taxes paid, net of refunds	38,521	59,255	71,244

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. Our plastic container business manufactures and sells custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.

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

Stock Split. On March 29, 2010, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected on May 3, 2010 in the form of a stock dividend. Stockholders of record at the close of business on April 20, 2010 were issued one additional share of common stock for each share of common stock held by them on that date. Information pertaining to shares, per share amounts and stock-based compensation has been retroactively adjusted to reflect this stock split for periods presented prior to the stock split. Stockholders’ equity reflects the stock split in 2010 by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances totaling $78.3 million at December 31, 2011 and $112.0 million at December 31, 2010 are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for domestic inventories for our metal container and closures businesses is principally determined on the last-in, first-out basis, or LIFO. Cost for inventories for our plastic container business is principally determined on the first-in, first-out basis, or FIFO. Cost for foreign inventories for our metal container and closures businesses is principally determined on the average cost method.

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.7 million, $0.8 million and $0.4 million in 2011, 2010 and 2009, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

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

December 31, 2011, 2010 and 2009

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

Recently Adopted Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which amends the guidance for testing goodwill for impairment. This amendment allowed us, at our option, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The result of this qualitative assessment dictated if we need to perform the existing two-step impairment test under GAAP. This amendment is effective for us on January 1, 2012, with early adoption permitted. We adopted this amendment as a part of our annual impairment test performed in the third quarter of 2011, and the adoption of it did not have an effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an ASU which amends the guidance for disclosures about an employer’s participation in a multiemployer plan. This amendment required us to provide additional quantitative and qualitative disclosures for our significant participation in multiemployer plans. This amendment was effective for us on December 31, 2011, and the adoption of it did not have an effect on our financial position, results of operations or cash flows. See Note 11 for further information.

Recently Issued Accounting Pronouncement. In June 2011, the FASB issued an ASU which amends the guidance for presenting comprehensive income. This amendment will require us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This amendment is effective for us on January 1, 2012 with retrospective application required. We are currently evaluating the presentation implications of this amendment, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 2. ACQUISITIONS

NESTLÉ PURINA PETCARE

On September 1, 2011, we acquired the metal container self-manufacturing assets of Nestlé Purina PetCare Company, or Purina Steel Can, for a purchase price of $25.0 million which we funded with cash on hand. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. For this acquisition, we recognized goodwill of $6.3 million and a customer relationship intangible asset of $6.0 million. Purina Steel Can’s results of operations have been included in our metal container business since the acquisition date and were not significant since such date.

GRAHAM PACKAGING

In June 2011, Graham Packaging Company Inc., or Graham Packaging, terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement. The proceeds from the termination fee and costs associated with corporate development activities have been recorded in selling, general and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2011.

VOGEL & NOOT

On March 1, 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN, which is headquartered in Vienna, Austria. VN manufactures metal food and general line containers, with manufacturing facilities in Central and Eastern Europe and Asia which includes several new facilities in developing Eastern countries scheduled to become operational in the near term. We acquired these operations for a total purchase price of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired. A portion of the purchase price, with an acquisition date fair value of €35.6 million ($49.0 million translated at the U.S. dollar exchange rate at the date of acquisition), is payable in March 2012 and included in our Consolidated Balance Sheet as accrued liabilities as of December 31, 2011. We funded the purchase price for this acquisition from Euro denominated revolving loan borrowings under our previous senior secured credit facility.

The VN acquisition represents a strategically important acquisition for us, providing us with an opportunity to expand our metal container franchise as we partner with our global customers to support their growth in the Central and Eastern European markets and in other Eastern countries. VN, which employs approximately 1,400 employees, had annual net sales of approximately $310 million for the year ended December 31, 2010. The acquired VN operations have been combined with our pre-existing U.S. metal food container operations to form our metal containers business segment (see Note 16).

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations. Based on revised estimates of fair value of certain assets and liabilities from our preliminary purchase price allocation presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, we increased goodwill by $4.9 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$73,234
Inventories	92,800
Property, plant and equipment	210,322
Other intangible assets	22,732
Other assets	11,044
Trade accounts payable and accrued liabilities	(105,533)
Debt	(77,238)
Other liabilities	(40,250)

Total identifiable net assets	187,111
Goodwill	56,577

Cash paid at closing, net of cash acquired	$243,688

Goodwill of $56.6 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our metal containers segment. None of the goodwill is expected to be deductible for tax purposes. Other intangible assets consist of customer relationships of $19.3 million with an estimated remaining life of 20 years and a trade name of $3.4 million with an estimated remaining life of 10 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the year ended December 31, 2011 included the results for VN since the acquisition date. Net sales from the VN operations of $269.4 million were included in our Consolidated Statement of Income for the year ended December 31, 2011. VN’s results of operations since the acquisition date, which were not significant, included the pre-tax negative impact of $5.5 million of expense related to the inventory write-up for VN as a result of purchase accounting in connection with the acquisition.

PRO FORMA INFORMATION

The following unaudited pro forma financial information includes our historical results of operations for the year ended December 31, 2011 and 2010 and gives pro forma effect to the VN acquisition as if it had been completed as of January 1, 2010. The pro forma results of operations include interest expense related to incremental borrowings used to finance the VN acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. In addition, net income for the year ended December 31, 2010 includes the impact of the initial inventory write-up and acquisition costs. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of VN with our existing operations.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the VN acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Unaudited pro forma financial information for the years ended December 31:

	2011	2010
	(Dollars in thousands, except per share data)
Net sales	$3,554,747	$3,381,471
Net income	$198,824	$161,023

Earnings per share:
Basic net income per share	$2.84	$2.12
Diluted net income per share	$2.83	$2.10

DGS

On March 1, 2011, we acquired the twist-off metal closure business of DGS S.A. in Poland, or DGS. The purchase price of $20.7 million, net of cash acquired, was primarily funded with foreign bank revolving loan borrowings. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. For this acquisition, we recognized goodwill of $8.1 million and a customer relationship intangible asset of $2.9 million. DGS’s results of operations have been included in our closures business since the acquisition date and were not significant since such date.

IPEC GLOBAL, INC.

In November 2010, we acquired all of the outstanding common stock and other equity interests of IPEC Global, Inc., or IPEC, a leading plastic closure manufacturer serving primarily the North American dairy and juice markets. The purchase price of $52.3 million, net of cash acquired, was primarily funded with cash on hand. Contingent consideration of $3.0 million is payable in 2012 as determined under certain performance criteria for the year ended December 31, 2011. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. We recognized goodwill of $27.1 million and a customer relationship intangible asset of $19.0 million. IPEC’s results of operations have been included in our closures business since the acquisition date.

NOTE 3. RATIONALIZATION CHARGES

2011 RATIONALIZATION PLANS

In the fourth quarter of 2011, we announced plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and in our corporate office through the termination of approximately 54 employees, with total estimated costs of $2.0 million for employee severance and benefits. We recognized $1.9 million of costs and made cash payments of $0.2 million in 2011. Remaining cash expenditures of $1.8 million are expected primarily in 2012.

2010 RATIONALIZATION PLANS

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility. Our plan included the termination of approximately 150 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $5.1 million consist of $1.5 million for employee severance and benefits, $1.8 million for plant exit costs and $1.8 million for the non-cash write-down in carrying value of assets. We recognized a total of $1.7 million of costs in 2011, which

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

consisted of $0.1 million for employee severance and benefits, $1.3 million of plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized a total of $3.4 million of costs in 2010, which consisted of $1.4 million of employee severance and benefits, $0.5 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. Cash payments of $1.7 million and $1.6 million were paid in 2011 and 2010, respectively. The plant has ceased operations, and all cash for this plan has been expended.

In November 2010, we announced to employees plans to reduce costs in our closures manufacturing facility in Germany. Our plan included the termination of approximately 75 employees, with total estimated costs of $10.9 million for employee severance and benefits consisting of $11.3 million of cash costs net of a $0.4 million non-cash retirement benefit curtailment gain. We recognized $1.8 million and $9.1 million of these costs in 2011 and 2010, respectively, and made cash payments of $9.3 million and $0.3 million in 2011 and 2010, respectively. Remaining cash expenditures of $2.2 million are expected primarily in 2012.

In November 2010, we announced to employees plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business through the termination of approximately 30 employees, with total estimated costs of $2.0 million for employee severance and benefits. We recognized $0.2 million and $1.8 million of these costs in 2011 and 2010, respectively, and made cash payments of $1.7 million and $0.3 million in 2011 and 2010, respectively. All cash for these plans has been expended.

In November 2010, we announced to employees a plan to exit one of our Woodstock, Illinois plastic container manufacturing facilities. Our plan included the termination of approximately 50 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. The total estimated costs for the rationalization of this facility of $14.4 million consist of $7.1 million for the non-cash write-down in carrying value of assets, $6.2 million of plant exit costs and $1.1 million for employee severance and benefits. We recognized a total of $0.7 million of costs in 2011, which consisted of $0.4 million for employee severance and benefits and $0.3 million for the non-cash write down in carrying value of assets. We recognized a total of $7.1 million of costs in 2010, which consisted of $6.8 million for the non-cash write-down in carrying value of assets and $0.3 million for employee severance and benefits. Cash payments of $0.3 million and $0.1 million were paid in 2011 and 2010, respectively. Remaining expenses and cash expenditures of $6.6 million and $6.9 million, respectively, are expected primarily in 2012 and thereafter.

Activity in our 2010 rationalization plan reserves is summarized as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefit Curtailment	Plant Exit Costs	Non-Cash Asset Write-Down	Total
Established in 2010	$12,641	$—	$542	$8,256	$21,439
Utilized in 2010	(1,812)	—	(542)	(8,256)	(10,610)

Balance at December 31, 2010	10,829	—	—	—	10,829
Established in 2011	2,973	(449)	1,267	613	4,404
Utilized in 2011	(11,622)	449	(1,267)	(613)	(13,053)
Currency translation	447	—	—	—	447

Balance at December 31, 2011	$2,627	$—	$—	$—	$2,627

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The non-cash asset write-downs totaling $8.9 million related to our 2010 rationalization plans were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future undiscounted cash flows, a level 3 fair value measurement (as defined in Note 9).

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2011	2010	2009
	(Dollars in thousands)
2011 rationalization plans	$1,925	$–	$–
2010 rationalization plans	4,404	21,439	–
2009 and prior years’ rationalization plans	1,388	775	1,491

	$7,717	$22,214	$1,491

Rationalization reserves as of December 31, 2011 and 2010 were included in our Consolidated Balance Sheets as accrued liabilities of $4.6 million and $11.3 million, respectively.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive (loss) income, net of tax, at December 31 are as follows:

	2011	2010
	(Dollars in thousands)
Foreign currency translation	$(9,251)	$17,276
Change in fair value of derivatives	(6,822)	(6,695)
Unrecognized net periodic pension and other postretirement benefit costs:
Net prior service credit	6,920	6,391
Net actuarial loss	(106,129)	(79,998)

Accumulated other comprehensive loss	$(115,282)	$(63,026)

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 were net losses of $3.1 million, $5.1 million and $6.2 million, respectively.

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

Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2012 are $7.8 million and $(0.4) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2011	2010
	(Dollars in thousands)
Raw materials	$191,590	$133,594
Work-in-process	116,790	83,375
Finished goods	327,810	276,578
Other	13,781	13,938

	649,971	507,485
Adjustment to value inventory at cost on the LIFO method	(95,823)	(68,949)

	$554,148	$438,536

Inventories include $77.0 million and $75.2 million recorded on the FIFO method at December 31, 2011 and 2010, respectively, and $153.7 million and $53.8 million recorded on the average cost method at December 31, 2011 and 2010, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2011	2010
	(Dollars in thousands)
Land	$58,322	$11,065
Buildings and improvements	284,249	241,498
Machinery and equipment	2,146,010	1,940,579
Construction in progress	81,297	63,409

	2,569,878	2,256,551
Accumulated depreciation	(1,505,170)	(1,406,831)

	$1,064,708	$849,720

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill are as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2009	$56,888	$132,661	$114,146	$303,695
Acquisition	–	27,135	–	27,135
Currency translation	–	(6,892)	825	(6,067)

Balance at December 31, 2010	56,888	152,904	114,971	324,763
Acquisitions	62,922	8,115	–	71,037
Currency translation	(3,396)	(2,097)	(385)	(5,878)

Balance at December 31, 2011	$116,414	$158,922	$114,586	$389,922

The components of other intangible assets, net at December 31 are as follows:

	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$68,939	$(8,315)	$42,528	$(5,205)
Other	13,126	(9,448)	11,652	(9,061)

	82,065	(17,763)	54,180	(14,266)

Indefinite-lived intangibles:
Trade names	32,140	–	32,140	–

	$114,205	$(17,763)	$86,320	$(14,266)

Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Amortization expense in 2011, 2010 and 2009 was $5.5 million, $3.2 million and $3.0 million, respectively. Amortization expense is expected to be $4.8 million in 2012 and $4.1 million in each of 2013, 2014, 2015 and 2016. Certain definite-lived intangibles fluctuated due to changes in foreign currency exchange rates. Customer relationships have a weighted average life of 18.9 years. Other definite-lived intangibles consist primarily of a trade name and intellectual property and have a weighted average life of 7.2 years.

In connection with our acquisitions completed in 2011 as discussed in Note 2, we recognized customer relationship intangible assets of $28.2 million and a trade name definite-lived intangible asset of $3.4 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2011	2010
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	520,000	400,000
Canadian term loans	79,323	81,000
Euro term loans	433,825	165,313
Other foreign bank revolving and term loans	97,874	13,949

Total bank debt	1,131,022	660,262

7 1/4% Senior Notes, net of unamortized discount	245,237	244,412

Total debt	1,376,259	904,674
Less current portion	87,776	13,949

	$1,288,483	$890,725

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2012	$87,776
2013	159,011
2014	159,011
2015	208,649
2016	456,630
Thereafter	309,945

$1,381,022

BANK CREDIT AGREEMENT

On July 28, 2011, we completed the refinancing of our previous senior secured credit facility, or our 2010 Credit Facility, by entering into a new $1.9 billion senior secured credit facility, or the Credit Agreement. Under the Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans under our 2010 Credit Facility, certain Euro revolving loan borrowings used to finance the VN acquisition in March 2011 and certain U.S. dollar revolving loan borrowings under our 2010 Credit Facility. The Term Loans consist of $520 million of U.S. term loans, Cdn $81 million of Canadian term loans and €335 million of Euro term loans. The revolving loans, or the Revolving Loans, consist of a $790 million multicurrency revolving loan facility and a Cdn $10 million Canadian revolving loan facility. The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $750 million, which may be used to finance acquisitions and for other permitted purposes.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

All amounts owed under our 2010 Credit Facility were repaid on July 28, 2011 with proceeds from the Credit Agreement. As a result of the refinancing of our 2010 Credit Facility, we recorded a pre-tax charge of $1.0 million for the loss on early extinguishment of debt.

At December 31, 2011, we had term loan borrowings outstanding under the Credit Agreement of $520.0 million, Cdn $81.0 million and €335.0 million, totaling U.S. denominated $1,033.1 million. At December 31, 2010, we had term loan borrowings outstanding under our previous senior secured credit facility of $400.0 million, Cdn $81.0 million and €125.0 million, totaling U.S. denominated $646.3 million.

Our Term Loans mature on July 28, 2017 (or July 7, 2016 if our 7 1/4% Senior Notes have not been repaid or refinanced in full on or before July 7, 2016). Principal on our Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in 2013. The Credit Agreement requires us to prepay the Term Loans with proceeds received from certain assets sales and, under certain circumstances, with 50 percent of our excess cash flow. The mandatory repayment provisions are no more restrictive in the aggregate than under our 2010 Credit Facility. Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such repayments and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and, to the extent in excess thereof, pro rata to the remaining installments. Amounts repaid under the Term Loans may not be reborrowed.

The Credit Agreement provides us with up to $790 million and Cdn $10 million of Revolving Loans. Amounts outstanding under the revolving loan facilities incur interest at the same rates as the U.S. Term Loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian Term Loans in the case of Canadian dollar denominated Revolving Loans. Euro denominated Revolving Loans would incur interest at the applicable Euribor rate plus the applicable margin, while Revolving Loans in Pounds Sterling would incur interest at the applicable British Bankers Association Interest Settlement Rate plus the applicable margin. Revolving Loans may be used for working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on July 28, 2016 (or July 7, 2016 if our 7 1/4% Senior Notes have not been repaid or refinanced in full on or before July 7, 2016). At December 31, 2011 and 2010, there were no revolving loans outstanding under our respective senior secured credit facilities. After taking into account letters of credit of $28.7 million, borrowings available under the revolving loan facilities of the Credit Agreement were $761.3 million and Cdn $10.0 million on December 31, 2011.

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin and the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin. At December 31, 2011, the margin for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans was 1.75 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.75 percent. In accordance with the Credit Agreement, the interest rate margin on all loans will be reset quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement. As of December 31, 2011, the interest rates on U.S term loans, Canadian term loans and Euro term loans were 2.33 percent, 3.05 percent and 3.23 percent, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.375 percent at December 31, 2011). The commitment fee is reset quarterly based on our Total Leverage Ratio as provided in the Credit Agreement.

We may utilize up to a maximum of $200 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans under the multicurrency revolving loan facility and letters of credit do not exceed the amount of the commitment under such multicurrency revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans under the multicurrency revolving loan facility and to the issuers of letters of credit of a facing fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum, calculated on the aggregate stated amount of all letters of credit for their stated duration.

For 2011, 2010 and 2009, the weighted average annual interest rate paid on term loans under our respective senior secured credit facilities was 2.8 percent, 2.4 percent and 2.2 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our respective senior secured credit facilities was 2.5 percent, 1.5 percent and 1.4 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2011, 2010 and 2009, the weighted average interest rate paid on term loans under our respective senior secured credit facilities after consideration of our interest rate swap agreements was 3.3 percent, 3.9 percent and 3.8 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

Pursuant to the Credit Agreement, we also have a $750 million multicurrency uncommitted incremental loan facility, of which all of it may be borrowed in the form of term loans or revolving loans, not to exceed $750 million in the aggregate. The uncommitted multicurrency incremental loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the Term Loans; and be used for working capital and general corporate purposes, including to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to pay dividends, to repurchase common stock, to refinance or repurchase debt as permitted and to repay outstanding Revolving Loans.

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. and Canadian subsidiaries. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the Credit Agreement. At December 31, 2011, we had assets of a U.S. Subsidiary of $138.2 million which were restricted and could not be transferred to Silgan or any other subsidiary of Silgan. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; engage in any business other than the packaging business; pay dividends; and repurchase stock. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements,

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our incremental peak seasonal working capital requirements were approximately $300 million, which were funded through a combination of revolving loans under our respective senior secured credit facilities and cash on hand. For 2011, 2010 and 2009, the average amount of revolving loans outstanding under our respective senior secured credit facilities, including seasonal borrowings, was $113.3 million, $24.4 million and $89.8 million, respectively. The 2011 average amount excludes revolving loans used to fund the purchase price for the VN acquisition.

In 2010, we entered into our 2010 Credit Facility to refinance our 2005 credit facility. As a result of this refinancing, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment debt.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2011, these bank revolving loans allow for total borrowings of up to $123.3 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 2.0 percent to 9.4 percent. For 2011, 2010 and 2009, the weighted average annual interest rate paid on these loans was 3.4 percent, 3.1 percent and 5.5 percent, respectively.

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

December 31, 2011, 2010 and 2009

The indenture for the 7 1/4% Notes contains covenants which are generally less restrictive than those under the Credit Agreement.

6 3/4% SENIOR SUBORDINATED NOTES

In 2010, we redeemed all $200 million principal amount of our outstanding 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The redemption price was 101.125% of the principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date. As permitted under our previous senior secured facility and the other documents governing our indebtedness, we funded the redemption with borrowings under our previous senior secured facility and cash on hand. As a result, in 2010, we recorded a loss on early extinguishment of debt of $3.0 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs.

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

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$397,101	$397,101	$175,226	$175,226

Liabilities:
Bank debt	1,131,022	1,131,022	660,262	660,262
7 1/4% Notes	245,237	267,500	244,412	267,500
Interest rate swap agreements	11,239	11,239	11,655	11,655
Natural gas swap agreements	797	797	28	28

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The financial assets and liabilities that are measured on a recurring basis at December 31, 2011 and 2010 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Our bank debt and 7 1/4% Notes are recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. The carrying amounts of our variable rate bank debt approximate their fair values. Fair value of our 7 1/4% Notes is estimated based on the quoted market price.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive (loss) income, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2011, 2010 and 2009, the ineffectiveness of our hedges did not have a significant impact on our net income.

INTEREST RATE SWAP AGREEMENTS

Historically, we have entered into U.S. dollar, Euro and Canadian dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At December 31, 2011 and 2010, the aggregate notional principal amount of these agreements was €105 million and €125 million, respectively. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Under our Euro interest rate swap agreements outstanding at December 31 2011, we pay fixed rates of interest of 4.1 percent and receive floating rates of interest based on three month Euribor. These agreements mature in 2014.

The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments of $4.7 million, $7.6 million and $8.0 million were recorded under our interest rate swap agreements for the years ended December 31, 2011, 2010 and 2009, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for our Euro term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on the Euro term loans at December 31, 2011 was 4.0 percent.

The total fair value of our interest rate swap agreements in effect at December 31, 2011 and 2010 was recorded in our Consolidated Balance Sheets as accrued liabilities of $3.9 million and $4.8 million, respectively, and as other liabilities of $7.3 million and $6.9 million, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 29, 39 and 33 percent of our exposure to fluctuations in natural gas prices in 2011 2010 and 2009, respectively. In 2011, we paid fixed natural gas prices ranging from $4.07 to $5.62 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net payments under our natural gas swap agreements were $0.6 million, $1.2 million and $2.8 million during 2011, 2010 and 2009, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

The aggregate notional principal amount of our natural gas swap agreements was 0.7 million and 1.0 million MMBtu of natural gas at December 31, 2011 and 2010, respectively.

The total fair value of our natural gas swap agreements in effect at December 31, 2011 was recorded in our Consolidated Balance Sheet as accrued liabilities of $0.8 million and at December 31, 2010 was not significant.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated substantially all of our Euro denominated borrowings under our respective senior secured credit facilities as net investment hedges and recognized foreign currency gains in accumulated other comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009 of $15.3 million, $14.9 million and $3.0 million, respectively.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Campbell Soup Company, Nestlé Food Company and Del Monte Corporation) accounted for approximately 27.1 percent, 30.5 percent and 30.9 percent of our net sales in 2011, 2010 and 2009, respectively. The receivable balances from these customers collectively represented 20.7 percent and 22.0 percent of our trade accounts receivable at December 31, 2011 and 2010, respectively. As is common in the packaging industry, we provide extended

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2023. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2012	$30,471
2013	24,918
2014	22,357
2015	16,429
2016	12,525
Thereafter	26,286

$132,986

Rent expense was $37.2 million, $34.9 million and $32.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, we had noncancelable commitments for capital expenditures in 2012 of $7.7 million.

We are a party to routine legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

NOTE 11. RETIREMENT BENEFITS

We sponsor a number of defined benefit and defined contribution pension plans which cover substantially all U.S. employees, other than union employees covered by multiemployer defined benefit pension plans under collective bargaining agreements. Pension benefits are provided based on either a career average, final pay or years of service formula. With respect to certain hourly employees, pension benefits are provided based on stated amounts for each year of service. Our U.S. salaried pension plans are closed to new employees.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$541,443	$491,642	$54,452	$51,170
Service cost	13,857	13,428	862	918
Interest cost	28,519	28,200	2,441	2,782
Actuarial losses (gains)	52,417	35,243	(703)	3,566
Plan amendments	(144)	125	(408)	—
Benefits paid	(24,973)	(23,515)	(4,436)	(4,887)
Curtailment gain	(449)	—	(1,909)	—
Participants’ contributions	—	—	832	903
Foreign currency exchange rate changes	(932)	(3,680)	—	—

Obligation at end of year	609,738	541,443	51,131	54,452

Change in plan assets
Fair value of plan assets at beginning of year	494,181	362,793	—	—
Actual return on plan assets	39,782	61,844	—	—
Employer contributions	887	93,059	3,604	3,984
Participants’ contributions	—	—	832	903
Benefits paid	(24,973)	(23,515)	(4,436)	(4,887)

Fair value of plan assets at end of year	509,877	494,181	—	—

Funded status	$(99,861)	$(47,262)	$(51,131)	$(54,452)

Amounts recognized in the consolidated balance sheets
Non-current asset	$—	$2,487	$—	$—
Current liabilities	(916)	(839)	(4,311)	(4,629)
Non-current liabilities	(98,945)	(48,910)	(46,820)	(49,823)

Net amount recognized	$(99,861)	$(47,262)	$(51,131)	$(54,452)

Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial loss	$166,722	$121,334	$6,304	$9,254
Prior service cost (credit)	6,203	9,170	(17,688)	(19,864)

Net amount recognized	$172,925	$130,504	$(11,384)	$(10,610)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2012 as a component of net periodic cost
Net actuarial loss	$12,351	$278
Prior service cost (credit)	1,906	(2,616)

Net periodic cost (credit) to be recorded in 2012	$14,257	$(2,338)

The accumulated benefit obligation for all pension benefit plans at December 31, 2011 and 2010 was $565.3 million and $510.5 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $520.7 million, $495.5 million and $429.9 million, respectively, at December 31, 2011 and $208.5 million, $204.0 million and $165.9 million, respectively, at December 31, 2010.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2012	$27,363	$4,311
2013	28,769	4,380
2014	30,096	4,157
2015	31,480	3,837
2016	32,616	3,772
2017 — 2021	180,587	17,529

	$330,911	$37,986

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2011	2010
Discount rate	4.6%	5.4%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.1%	3.2%
Health care cost trend rate:
Assumed for next year	7.8%	8.0%
Ultimate rate	5.0%	4.5%
Year that the ultimate rate is reached	2045	2027

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Our international pension benefit plans used a discount rate of 4.9 percent and 5.5 percent as of December 31, 2011 and 2010, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2011 and 2010. The projected benefit obligation for these plans was $42.0 million and $38.1 million at December 31, 2011 and 2010, respectively. Our international pension benefit plans are not funded.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Service cost	$13,857	$13,428	$13,634	$862	$918	$781
Interest cost	28,519	28,200	27,657	2,441	2,782	2,916
Expected return on plan assets	(40,817)	(35,524)	(25,254)	—	—	—
Amortization of prior service cost (credit)	2,042	2,065	2,221	(2,582)	(2,567)	(2,564)
Amortization of actuarial losses	8,171	8,400	9,410	134	287	182
Net curtailment gain	(449)	—	—	—	—	—

Net periodic benefit cost	$11,323	$16,569	$27,668	$855	$1,420	$1,315

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2011	2010	2009
Discount rate	5.4%	5.9%	6.3%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.2%	3.4%	3.4%
Health care cost trend rate	8.0%	8.0%	7.9%

Our international pension benefit plans used a discount rate of 5.5 percent, 5.9 percent and 5.9 percent for the years ended December 31, 2011, 2010 and 2009, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2011, 2010 and 2009.

The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$138	$(118)
Effect on postretirement benefit obligation	1,740	(1,524)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

MULTIEMPLOYER PENSION PLANS

We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2011, 2010 and 2009 was $6.0 million, $6.1 million and $6.0 million, respectively.

The risks of participating in multiemployer plans are different from the risks of single-employer plans in the following respects:

a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c)	If we cease to have an obligation to contribute to the multiemployer plan in which we had been a contributing employer, we may be required to pay to the plan an amount based on the underfunded status of the plan and on our historical participation in the plan prior to the cessation of our obligation to contribute. This amount is referred to as a withdrawal liability.

Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
		2011	2010		2011	2010	2009
					(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$1,724	$1,848	$1,775	No	4/30/2013, 12/31/2013, 8/31/2014

United Food & Commercial Workers – Local 1 Pension Fund	16-6144007/001	Red	Red	Pending	107	102	102	No	12/31/2011

All Other					4,196	4,175	4,152

Total Contributions					$6,027	$6,125	$6,029

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2011 and 2010 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2011 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2011 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements under which we contribute to the plans.

Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2010, the most recent plan year available. We expect our contributions for the year ended December 31, 2012 to these plans to be at the same level as the year ended December 31, 2011.

DEFINED CONTRIBUTION PLANS

We also sponsor defined contribution plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2011, 2010 and 2009 were $8.0 million, $8.3 million and $7.3 million, respectively.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The weighted average asset allocation for our pension plans at December 31, 2011 and 2010 and target allocation for 2011 was as follows:

	Target Allocation	Actual Allocation
		2011	2010
Equity securities—U.S.	49%	47%	52%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	37%
Cash and cash equivalents	0%	1%	1%

	100%	100%	100%

FAIR VALUE MEASUREMENTS

Our plan assets are primarily invested in commingled funds holding equity and debt securities, which are valued using the Net Asset Value, or NAV, provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Commingled funds are classified within Level 2 (as described in Note 9) of the fair value hierarchy because the NAV’s are not publicly available. Plan excess cash balances are invested in short term investment funds which include investments in cash, bank notes, corporate notes, government bills and various short-term debt instruments. These typically are commingled funds valued using one dollar for the NAV. These short term funds are also classified within Level 2 of the valuation hierarchy.

The fair value of our plan assets by asset category consisted of the following at December 31:

	2011	2010
	(Dollars in thousands)
Equity securities—U.S.	$239,076	$256,524
Equity securities—International	50,599	51,715
Debt securities	216,156	182,519
Cash and cash equivalents	4,046	3,423

	$509,877	$494,181

CONCENTRATIONS OF CREDIT RISK

As of December 31, 2011, approximately 99 percent of plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.

MINIMUM REQUIRED CONTRIBUTIONS

Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2012. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 12. INCOME TAXES

Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2011	2010	2009
	(Dollars in thousands)
Domestic	$266,586	$223,623	$231,915
Foreign	23,581	(1,943)	15,684

Total	$290,167	$221,680	$247,599

The components of the provision for income taxes are as follows:

	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$61,905	$49,763	$55,633
State	4,039	6,914	9,659
Foreign	7,287	(1,001)	7,582

Current income tax provision	73,231	55,676	72,874

Deferred:
Federal	25,059	20,808	13,286
State	(883)	3,381	2,306
Foreign	(413)	(2,831)	(276)

Deferred income tax provision	23,763	21,358	15,316

	$96,994	$77,034	$88,190

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2011	2010	2009
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$101,559	$77,588	$86,660
State income taxes, net of federal tax benefit	8,557	5,910	6,345
Tax liabilities required	507	2,488	2,578
Valuation allowance	(6,662)	(88)	1,525
Manufacturing exemption	(5,128)	(6,834)	(3,138)
Tax credit refunds, net	(3,165)	(2,096)	(1,255)
Foreign earnings taxed at other than 35%	94	(2,406)	(2,292)
Other	1,232	2,472	(2,233)

	$96,994	$77,034	$88,190

Effective tax rate	33.4%	34.8%	35.6%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$49,273	$29,936
Rationalization and other accrued liabilities	25,481	19,886
AMT and other credit carryforwards	6,129	5,676
Net operating loss carryforwards	21,228	21,195
Foreign currency translation	2	3,279
Inventory and related reserves	981	12,084
Other	8,301	10,451

Total deferred tax assets	111,395	102,507

Deferred tax liabilities:
Property, plant and equipment	(205,177)	(158,671)
Other intangible assets	(27,387)	(24,827)
Foreign currency translation	(18,078)	—
Other	(4,322)	(7,452)

Total deferred tax liabilities	(254,964)	(190,950)

Valuation allowance	(11,840)	(16,231)

	$(155,409)	$(104,674)

At December 31, 2011, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $14.7 million, long-term deferred tax assets of $7.9 million and long-term deferred tax liabilities of $178.0 million. At December 31, 2010, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $18.3 million, long-term deferred tax assets of $14.1 million, current deferred tax liabilities of $0.2 million and long-term deferred tax liabilities of $136.9 million.

We acquired VN during 2011. A portion of the VN purchase price was allocated to goodwill and other intangible assets, which are not deductible for tax purposes in the applicable jurisdictions. A portion of the purchase price of prior years’ acquisitions has been allocated to goodwill and other intangible assets, of which only the trade names and intellectual property are tax deductible and are being amortized over 15 years for tax purposes.

The valuation allowance in 2011 includes deferred tax assets of $1.0 million resulting from federal net operating loss carryforwards, or NOLs. The valuation allowance also includes losses of certain foreign operations of $6.9 million, state and local credit carryforwards totaling $0.9 million and foreign tax credit carryforwards totaling $3.1 million. The valuation allowance for deferred tax assets decreased in 2011 by $4.5 million primarily due to the utilization of federal, state and foreign NOLs as well as state credit carryforwards.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $1.0 million that expire in 2021 and which have a full valuation allowance recorded against them.

At December 31, 2011, we had state tax NOLs of approximately $4.5 million that are available to offset future taxable income and that expire from 2013 to 2028.

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995) and Indiana (2007). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2005, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, has commenced an examination of Silgan’s income tax return for the periods ended December 31, 2004 through December 31, 2010. It is reasonably possible that all or a portion of this IRS audit will be concluded within the next twelve months, and conclusion of any such audits may result in a significant change to our reported unrecognized tax benefits. Due to the ongoing nature of these audits, we are unable to estimate the amount of this potential impact.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2011 and December 31, 2010, we had $4.5 million and $3.7 million, respectively, accrued for potential interest and penalties.

The total amount of unrecognized tax benefits as of December 31, 2011 and December 31, 2010 were $41.0 million and $39.1 million, respectively, net of associated tax assets and excluding the federal tax benefit of state taxes, interest and penalties.

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2011, we had approximately $7.0 million in assets associated with uncertain tax positions recorded in other assets in our Consolidated Balance Sheet.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets is as follows:

	2011	2010
	(Dollars in thousands)
Balance at January 1,	$39,065	$37,046
Increase based upon tax positions of current year	773	1,555
Increase based upon tax positions of a prior year	1,594	993
Increase due to acquisitions	8,968	—
Decrease based upon a lapse in the statute of limitations	(2,345)	(529)

Balance at December 31,	$48,055	$39,065

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2011 and December 31, 2010 were $33.0 million and $30.1 million, respectively.

We had undistributed earnings from foreign subsidiaries of $39.8 million at December 31, 2011. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $13.9 million would be required, excluding the potential use of foreign tax credits in the United States.

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

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 6,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2011, 2,960,008 shares were available to be awarded under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 recorded in selling, general and administrative expenses was $7.7 million, $5.8 million and $4.9 million, respectively.

STOCK OPTIONS

The table below summarizes stock option activity under our equity compensation plans for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	253,893	$8.15
Exercised	217,360	8.63

Options outstanding and exercisable at December 31, 2011	36,533	5.32	1.2 years	$1,222

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

We did not grant options in 2011, 2010 or 2009. The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $6.5 million, $7.0 million and $8.1 million, respectively.

Our options typically vested in equal annual installments over the applicable service period, and the fair value at the grant date was amortized ratably over the respective vesting period. All compensation expense from stock options has been recognized, and all options are exercisable.

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2011 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2010	1,003,556	$25.12
Granted	204,638	36.98
Released	(374,071)	24.78
Cancelled	(27,860)	26.32

Restricted stock units outstanding at December 31, 2011	806,263	28.31

The weighted average grant date fair value of restricted stock units granted during 2010 and 2009 was $28.62 and $24.68, respectively. The fair value of restricted stock units released during the years ended December 31, 2011, 2010 and 2009 was $13.7 million, $4.7 million and $3.4 million, respectively.

As of December 31, 2011, there was approximately $12.8 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 14. CAPITAL STOCK AND DIVIDENDS

At December 31, 2011, our authorized capital stock consists of 200,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 441,416 shares of our common stock at an average price per share of $35.79, for a total purchase price of $15.8 million, in 2011.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

In 2011, 2010 and 2009, we issued 374,071, 163,428, and 139,400 treasury shares, respectively, at an average cost of $6.63 per share for restricted stock units that vested during these years. In 2011, 2010 and 2009, we repurchased 142,080, 51,038, and 44,802 shares of our common stock, respectively, at an average cost of $36.58, $28.82, and $24.79, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for treasury shares using the FIFO cost method. As of December 31, 2011, 17,635,907 shares of our common stock were held in treasury.

Cash payments for dividends on our common stock as declared by our Board of Directors totaled $31.1 million, $32.0 million and $29.4 million in 2011, 2010 and 2009, respectively. In February 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on March 26, 2012 to holders of record of our common stock on March 12, 2012. The cash payment for this quarterly dividend is expected to be approximately $8.5 million.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 15. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2011	2010	2009
	(Dollars and shares in thousands)
Net income	$193,173	$144,646	$159,409

Weighted average number of shares used in:
Basic earnings per share	69,996	75,905	76,351
Dilutive common stock equivalents:
Stock options and restricted stock units	386	603	620

Diluted earnings per share	70,382	76,508	76,971

NOTE 16. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry and report our results in three business segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, health care, pharmaceutical, household and industrial chemical, food, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. There are no inter-segment sales. Our metal containers segment includes the operations formerly designated as metal food containers and the VN operations acquired in March 2011. The accounting policies of the business segments are the same as those described in Note 1.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2011
Net sales	$2,211,549	$687,801	$609,877	$—	$3,509,227
Depreciation and amortization	79,655	33,232	44,237	1,677	158,801
Rationalization charges	1,378	1,805	3,996	538	7,717
Segment income from operations (1) (2)	256,336	75,897	12,639	9,249	354,121

Segment assets	1,714,516	632,048	561,312	36,868	2,944,744
Capital expenditures	108,394	24,637	39,904	74	173,009

2010
Net sales	$1,864,157	$618,805	$588,583	$—	$3,071,545
Depreciation and amortization	67,114	28,771	45,385	1,679	142,949
Rationalization charges	694	9,212	12,308	—	22,214
Segment income from operations (3) (4)	232,620	58,557	10,291	(18,149)	283,319

Segment assets	931,244	627,006	537,978	39,940	2,136,168
Capital expenditures	47,836	15,769	41,707	83	105,395

2009
Net sales	$1,916,239	$609,056	$541,464	$—	$3,066,759
Depreciation and amortization	69,141	28,334	46,107	1,683	145,265
Rationalization charges	—	1,341	150	—	1,491
Segment income from operations	206,378	74,078	31,276	(13,134)	298,598

Segment assets	1,042,141	584,083	527,238	41,935	2,195,397
Capital expenditures	49,668	14,841	35,071	4	99,584

(1)	Metal containers includes a charge for the resolution of a past product liability dispute of $3.3 million.
(2)

Corporate includes income of $25.2 million for proceeds received as a result of the termination of the merger agreement with Graham Packaging, net of costs associated with certain corporate development activities.

(3)	Closures includes a charge of $3.2 million for the remeasurement of net assets in Venezuela.
(4)	Corporate includes costs attributable to announced acquisitions of $2.7 million.

Total segment income from operations is reconciled to income before income taxes as follows:

	2011	2010	2009
	(Dollars in thousands)
Total segment income from operations	$354,121	$283,319	$298,598
Interest and other debt expense	63,954	61,639	50,999

Income before income taxes	$290,167	$221,680	$247,599

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Total segment assets at December 31 are reconciled to total assets as follows:

	2011	2010
	(Dollars in thousands)
Total segment assets	$2,944,744	$2,136,168
Other assets	34,343	39,850

Total assets	$2,979,087	$2,176,018

Financial information relating to our operations by geographic area is as follows:

	2011	2010	2009
	(Dollars in thousands)
Net sales:
United States	$2,767,293	$2,627,539	$2,636,213
Foreign:
Europe	563,991	269,513	268,964
Canada	128,882	121,494	105,247
Other	49,061	52,999	56,335

Total net sales from foreign operations	741,934	444,006	430,546

Total net sales	$3,509,227	$3,071,545	$3,066,759

Long-lived assets:
United States	$689,705	$681,862
Foreign:
Europe	301,001	103,168
Canada	42,021	48,157
Other	31,981	16,533

Total long-lived assets at foreign operations	375,003	167,858

Total long-lived assets	$1,064,708	$849,720

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal containers segment to Nestlé Food Company accounted for 10.6 percent, 10.4 percent and 10.0 percent of our consolidated net sales in 2011, 2010 and 2009, respectively.

Sales and income from operations of our metal container business and part of our closures business are dependent, in part, upon the vegetable and fruit harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter (see Note 17).

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2011 (1)
Net sales	$703,087	$822,224	$1,148,008	$835,908
Gross profit	101,962	116,893	182,954	116,781
Net income	26,112	51,206	78,756	37,099

Basic net income per share (3)	$0.37	$0.73	$1.13	$0.53
Diluted net income per share (3)	0.37	0.73	1.12	0.53

Dividends per share	$0.11	$0.11	$0.11	$0.11

2010 (2)
Net sales	$664,037	$693,849	$1,002,056	$711,603
Gross profit	103,304	108,596	162,405	98,124
Net income	26,782	36,254	65,231	16,379

Basic net income per share (3)	$0.35	$0.47	$0.85	$0.22
Diluted net income per share (3)	0.35	0.47	0.84	0.22

Dividends per share	$0.105	$0.105	$0.105	$0.105

(1)

The first, second, third and fourth quarters of 2011 include rationalization charges of $1.7 million, $2.4 million, $0.6 million and $2.9 million, respectively. The first quarter of 2011 includes costs attributable to announced acquisitions of $1.8 million. The second quarter of 2011 includes income of $27.0 million for proceeds received as a result of the termination of the merger agreement with Graham Packaging, net of costs associated with certain corporate development activities, and a charge for the resolution of a past product liability dispute of $3.3 million. The third quarter of 2011 includes a loss on early extinguishment of debt of $1.0 million.

(2)

The first, second, third and fourth quarters of 2010 include rationalization charges of $2.0 million, $0.7 million, $1.0 million and $18.5 million, respectively. The third and fourth quarters of 2010 include losses on early extinguishment of debt of $4.5 million and $3.0 million, respectively. The first quarter of 2010 includes a charge of $3.2 million for the remeasurement of net assets in the Venezuela operations. The third and fourth quarters of 2010 include costs attributable to announced acquisitions of $0.5 million and $2.2 million, respectively.

(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

				Other Changes
		Additions		Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period
For the year ended December 31, 2011:
Allowance for doubtful accounts receivable	$6,225	$596	$—	$(267)	$(620	)(1)	$5,934

For the year ended December 31, 2010:
Allowance for doubtful accounts receivable	$6,738	$463	$—	$(236)	$(740	)(1)	$6,225

For the year ended December 31, 2009:
Allowance for doubtful accounts receivable	$5,701	$1,383	$—	$224	$(570	)(1)	$6,738

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

+10.22	Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan.

+10.26	Third Amendment to Silgan Containers Supplemental Executive Retirement Plan.

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**101.INS	XBRL Instance Document.

**101.SCH	XRBL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
+	Management contract or compensatory plan or arrangement.