Form 10-Q
period 2012-03-31
SILGAN HOLDINGS INC
filed 2012-05-10
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 69,717,061.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,	Dec. 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$648,479	$135,782	$397,101
Trade accounts receivable, net	368,199	377,875	339,909
Inventories	687,923	654,483	554,148
Prepaid expenses and other current assets	43,499	47,482	42,565
Total current assets	1,748,100	1,215,622	1,333,723

Property, plant and equipment, net	1,066,750	1,081,916	1,064,708
Goodwill	393,451	391,789	389,922
Other intangible assets, net	96,666	95,113	96,442
Other assets, net	112,861	70,649	94,292
	$3,417,828	$2,855,089	$2,979,087

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$331,008	$520,285	$87,776
Trade accounts payable	261,561	272,581	319,339
Accrued payroll and related costs	62,168	54,209	58,429
Accrued liabilities	68,727	81,731	129,945
Total current liabilities	723,464	928,806	595,489

Long-term debt	1,580,787	922,717	1,288,483
Other liabilities	419,437	415,794	437,121

Stockholders’ equity:
Common stock	876	873	875
Paid-in capital	199,068	186,114	196,626
Retained earnings	927,250	759,237	902,987
Accumulated other comprehensive loss	(99,888)	(47,204)	(115,282)
Treasury stock	(333,166)	(311,248)	(327,212)
Total stockholders’ equity	694,140	587,772	657,994
	$3,417,828	$2,855,089	$2,979,087

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2012 and 2011
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2012	2011

Net sales	$768,357	$703,087
Cost of goods sold	654,312	601,125
Gross profit	114,045	101,962
Selling, general and administrative expenses	44,680	46,588
Rationalization charges	3,603	1,732
Income from operations	65,762	53,642
Interest and other debt expense	15,588	13,940
Income before income taxes	50,174	39,702
Provision for income taxes	17,424	13,590
Net income	$32,750	$26,112

Earnings per share:
Basic net income per share	$0.47	$0.37
Diluted net income per share	$0.47	$0.37

Dividends per share	$0.12	$0.11

Weighted average number of shares:
Basic	69,940	69,983
Effect of dilutive securities	325	517
Diluted	70,265	70,500

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	2012	2011

Net income	$32,750	$26,112

Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,851	1,240
Change in fair value of derivatives	(156)	2,179
Foreign currency translation	13,699	12,403
Other comprehensive income	15,394	15,822

Comprehensive income	$48,144	$41,934

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$32,750	$26,112
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	42,176	38,266
Rationalization charges	3,603	1,732
Excess tax benefit from stock-based compensation	(1,268)	(1,652)
Other changes that provided (used) cash, net of
effects from acquisitions:
Trade accounts receivable, net	(27,570)	(69,787)
Inventories	(129,525)	(114,221)
Trade accounts payable	3,469	43,324
Accrued liabilities	(11,898)	3,077
Contributions to domestic pension benefit plans	(30,000)	-
Other, net	12,752	14,231
Net cash used in operating activities	(105,511)	(58,918)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(50,975)	(264,367)
Capital expenditures	(26,332)	(33,463)
Proceeds from asset sales	175	153
Net cash used in investing activities	(77,132)	(297,677)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	4,991	617,305
Repayments under revolving loans	(10,913)	(167,062)
Proceeds from issuance of long-term debt	526,550	4,210
Repayments of long-term debt	-	(25,213)
Debt issuance costs	(9,643)	-
Changes in outstanding checks - principally vendors	(63,193)	(101,124)
Dividends paid on common stock	(8,487)	(7,798)
Proceeds from stock option exercises	155	-
Excess tax benefit from stock-based compensation	1,268	1,652
Repurchase of common stock under stock plan	(1,692)	(4,819)
Repurchase of common stock under share repurchase
authorization	(5,015)	-
Net cash provided by financing activities	434,021	317,151

Cash and cash equivalents:
Net increase (decrease)	251,378	(39,444)
Balance at beginning of year	397,101	175,226
Balance at end of period	$648,479	$135,782

Interest paid, net	$18,566	$17,387
Income taxes paid, net	14,083	822

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2012 and 2011
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Net income	-	-	-	26,112	-	-	26,112

Other comprehensive income	-	-	-	-	15,822	-	15,822

Dividends declared on common stock	-	-	-	(7,798)	-	-	(7,798)

Stock compensation expense	-	-	3,204	-	-	-	3,204

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $1,652	210	-	(614)	-	-	(2,553)	(3,167)

Balance at March 31, 2011	70,086	$873	$186,114	$759,237	$(47,204)	$(311,248)	$587,772

Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994

Net income	-	-	-	32,750	-	-	32,750

Other comprehensive income	-	-	-	-	15,394	-	15,394

Dividends declared on common stock	-	-	-	(8,487)	-	-	(8,487)

Stock compensation expense	-	-	1,727	-	-	-	1,727

Stock option exercises, including
tax benefit of $485	30	1	639	-	-	-	640

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $829	74	-	76	-	-	(939)	(863)

Repurchases of common stock	(114)	-	-	-	-	(5,015)	(5,015)

Balance at March 31, 2012	69,874	$876	$199,068	$927,250	$(99,888)	$(333,166)	$694,140

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.

Recently Adopted Accounting Pronouncement.  In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which amends the guidance for presenting comprehensive income.  This amendment required us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements effective January 1, 2012 with retrospective application required.  We have elected to present two consecutive statements.  Our adoption of this amendment did not have an effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 2.                 Acquisitions

In March 2012, we paid the deferred portion of the purchase price under our agreement to acquire the metal container operations of Vogel & Noot Holding AG, or VN, of €36.4 million ($47.6 million translated at the U.S. dollar exchange rate at the date of payment).

Note 3.                 Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2011 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2011	$4,385	$211	$-	$4,596

Activity for the three months ended March 31, 2012
Prior years’ rationalization plan reserves established	525	-	-	525
Prior years’ rationalization plan reserves utilized	(1,794)	-	-	(1,794)
2012 rationalization plan reserves established	2,314	559	205	3,078
2012 rationalization plan reserves utilized	(334)	(559)	(205)	(1,098)
Currency translation	69	-	-	69
Total activity	780	-	-	780

Balance at March 31, 2012	$5,165	$211	$-	$5,376

Rationalization reserves as of March 31, 2012 and December 31, 2011 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 3.                 Rationalization Charges (continued)

2012 Rationalization Plans

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), PA plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total costs for the rationalization of this facility of $2.8 million consist of $0.3 million for employee severance and benefits, $1.9 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets.  Through March 31, 2012, we recognized a total of $1.0 million of costs, which consisted of $0.2 million of employee severance and benefits, $0.6 million for plant exit costs and $0.2 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $1.8 million and $2.2 million, respectively, are expected primarily in 2012.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.8 million for employee severance and benefits.  Through March 31, 2012, we recognized a total of $2.1 million of costs and made cash payments of $0.3 million.  Remaining expenses and cash expenditures of $1.7 million and $3.5 million, respectively, are expected primarily in 2012.

Note 4.                 Inventories

Inventories consisted of the following:

	March 31,	March 31,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Raw materials	$181,546	$164,263	$191,590
Work-in-process	129,396	118,024	116,790
Finished goods	458,987	428,008	327,810
Other	13,931	13,137	13,781
	783,860	723,432	649,971
Adjustment to value inventory
at cost on the LIFO method	(95,937)	(68,949)	(95,823)
	$687,923	$654,483	$554,148

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 5.                 Long-Term Debt

Long-term debt consisted of the following:

	March 31,	March 31,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Bank debt
Bank revolving loans	$-	$440,163	$-
U.S. term loans	520,000	400,000	520,000
Canadian term loans	80,943	83,130	79,323
Euro term loans	444,713	176,413	433,825
Other foreign bank revolving and term loans	120,685	98,684	97,874
Total bank debt	1,166,341	1,198,390	1,131,022

7¼% Senior Notes, net of unamortized discount	245,454	244,612	245,237
5% Senior Notes	500,000	-	-

Total debt	1,911,795	1,443,002	1,376,259
Less current portion	331,008	520,285	87,776
	$1,580,787	$922,717	$1,288,483

At March 31, 2012, amounts expected to be repaid within one year consisted of $245.5 million of our 7¼% Senior Notes due 2016, or the 7¼% Notes, and $85.5 million of foreign bank revolving and term loans.

5% Senior Notes

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at 100 percent of their principal amount.  The 5% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness and ahead of Silgan’s subordinated debt, if any.  The 5% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of the subsidiaries of Silgan.  Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.  Proceeds from the issuance of the 5% Notes were used in April 2012 to redeem all of the outstanding 7¼% Notes, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 5.                 Long-Term Debt (continued)

5% Senior Notes (continued)

The 5% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after April 1, 2016 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period commencing April 1, of the years set forth below:

Year	Redemption Price
2016	102.500%
2017	101.250%
2018 and thereafter	100.000%

In addition, prior to April 1, 2015, we may redeem up to 35 percent of the aggregate principal amount of the 5% Notes from the proceeds of certain equity offerings at a redemption price of 105 percent of their principal amount, plus accrued and unpaid interest to the date of redemption.  We may also redeem the 5% Notes, in whole or in part, prior to April 1, 2016 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 5% Notes.

Upon the occurrence of a change of control, as defined in the indenture for the 5% Notes, Silgan is required to make an offer to purchase the 5% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5% Notes contains covenants which are generally less restrictive than those under our senior secured credit facility, or the Credit Agreement.

7¼% Senior Notes

On April 9, 2012, we redeemed all $250 million aggregate principal amount of our outstanding 7¼% Notes at a redemption price of 112.3715 percent of their principal amount, or $280.9 million, plus accrued and unpaid interest up to the redemption date.  As a result, during the second quarter of 2012, we will record a loss on early extinguishment of debt of $38.7 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and discount.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 6.                 Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2012:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$648,479	$648,479

Liabilities:
Bank debt	1,166,341	1,166,341
7¼% Notes	245,454	280,938
5% Notes	500,000	498,440
Interest rate swap agreements	11,532	11,532
Natural gas swap agreements	838	838

Fair Value Measurements

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at March 31, 2012 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 6.                 Financial Instruments (continued)

Financial Instruments Not Measured at Fair Value

Our bank debt, 7¼% Notes and 5% Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to record them at fair value.  For purposes of the table above, we measured the fair value of our variable rate bank debt using Level 2 inputs and the fair values of our 7¼% Notes and 5% Notes using Level 1 inputs.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2012, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2012 was recorded in our Condensed Consolidated Balance Sheet as a liability of $12.4 million, of which $5.4 million was included in accrued liabilities and $7.0 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive (loss) income for the three months ended March 31, 2012 was a loss of $0.8 million, net of income taxes.  We estimate that we will reclassify losses of $2.9 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive (loss) income to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 6.                 Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2012, the aggregate notional principal amount of our outstanding interest rate swap agreements was €105.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2012, net payments under our interest rate swap agreements were $1.0 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2012, the aggregate notional principal amount of our natural gas swap agreements was 707,000 MMBtu of natural gas with fixed prices ranging from $2.587 to $4.814 per MMBtu, which hedges approximately 16 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2012, net payments under our natural gas swap agreements were $0.5 million.   These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have initially financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive (loss) income for the three months ended March 31, 2012 were $10.4 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 7.                 Retirement Benefits

The components of the net periodic benefit costs for the three months ended March 31 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$3,724	$3,770	$227	$259
Interest cost	6,909	7,170	569	657
Expected return on plan assets	(10,512)	(10,214)	-	-
Amortization of prior service cost (credit)	476	511	(654)	(642)
Amortization of actuarial losses	3,088	1,992	89	142
Net periodic benefit cost	$3,685	$3,229	$231	$416

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, there are no significant minimum required contributions to our pension plans in 2012.  In March and April 2012, we made voluntary contributions to our domestic pension benefit plans of $30.0 million and $46.0 million, respectively.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 9.                 Dividends

On March 26, 2012, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors.  The aggregate cash payment related to this dividend totaled $8.5 million.

On May 10, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on June 15, 2012 to holders of record of our common stock on June 1, 2012.  The cash payment related to this dividend is expected to be $8.5 million.

Note 10.               Treasury Stock

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 114,199 shares of our common stock at an average price per share of $43.92, for a total purchase price of $5.0 million, during the quarter ended March 31, 2012.

During the first three months of 2012, we issued 113,720 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 39,510 shares of our common stock at an average cost of $42.83 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2012, 17,675,896 shares were held in treasury.

Note 11.               Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first quarter of 2012, 188,900 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $8.1 million, which is being amortized ratably over the five-year vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 12.               Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

	Metal		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
2012

Net sales	$444,885	$162,965	$160,507	$-	$768,357
Depreciation and amortization(1)	21,661	8,271	10,521	418	40,871
Rationalization charges	-	2,141	1,462	-	3,603
Segment income from operations	42,017	18,020	8,919	(3,194)	65,762

2011

Net sales	$390,483	$160,042	$152,562	$-	$703,087
Depreciation and amortization(1)	17,823	8,116	11,117	422	37,478
Rationalization charges	-	1,076	656	-	1,732
Segment income from operations(2)	38,363	15,816	6,316	(6,853)	53,642

_____________

(1)	Depreciation and amortization excludes amortization of debt discount and issuance costs of $1.3 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Income from operations for corporate includes costs attributable to announced acquisitions of $1.8 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2012 and 2011 and for the
three months then ended is unaudited)

Note 12.               Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

	2012	2011
	(Dollars in thousands)

Total segment income from operations	$65,762	$53,642
Interest and other debt expense	15,588	13,940
Income before income taxes	$50,174	$39,702

Sales and income from operations of our metal container and closures businesses are dependent, in part, upon the vegetable and fruit harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe.  The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions.  Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

Note 13.               Subsequent Event

On April 9, 2012, we redeemed all of our outstanding 7¼% Notes with proceeds from the 5% Notes.  See Note 5 for further information.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2012	2011
Net sales
Metal containers	57.9%	55.5%
Closures	21.2	22.8
Plastic containers	20.9	21.7
Consolidated	100.0	100.0
Cost of goods sold	85.2	85.5
Gross profit	14.8	14.5
Selling, general and administrative expenses	5.8	6.6
Rationalization charges	0.4	0.3
Income from operations	8.6	7.6
Interest and other debt expense	2.0	2.0
Income before income taxes	6.6	5.6
Provision for income taxes	2.3	1.9
Net income	4.3%	3.7%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2012	2011
	(Dollars in millions)

Net sales
Metal containers	$444.9	$390.5
Closures	163.0	160.0
Plastic containers	160.5	152.6
Consolidated	$768.4	$703.1

Income from operations
Metal containers	$42.0	$38.4
Closures (1)	18.0	15.8
Plastic containers (2)	8.9	6.3
Corporate (3)	(3.1)	(6.9)
Consolidated	$65.8	$53.6
_____________

(1)	Includes rationalization charges of $2.1 million and $1.1 million recorded in 2012 and 2011, respectively.
(2)	Includes rationalization charges of $1.5 million and $0.6 million recorded in 2012 and 2011, respectively.
(3)	Includes costs attributable to announced acquisitions of $1.8 million recorded in 2011.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Overview.  Consolidated net sales were $768.4 million in the first quarter of 2012, representing a 9.3 percent increase as compared to the first quarter of 2011 primarily as a result of the inclusion of a full quarter from acquisitions completed in 2011, higher average selling prices across each business due to the pass through of higher raw material costs, and higher unit volumes in the closures business, partially offset by the impact of unfavorable foreign currency translation.  Income from operations for the first quarter of 2012 of $65.8 million increased by $12.2 million, or 22.8 percent, as compared to the same period in 2011 primarily due to the inclusion of a full quarter from acquisitions completed in 2011, the favorable impact of the lagged pass through of declines in resin costs in our plastic container business, continued improvement in manufacturing efficiencies, operating cost savings and benefits from cost reduction initiatives, a decrease in expenses associated with corporate development activities and higher unit volumes in the closures business, partially offset by increases in rationalization charges and depreciation expense.  Results for 2012 included rationalization charges of $3.6 million, while results for 2011 included rationalization charges of $1.7 million.  Net income for the first quarter of 2012 was $32.8 million as compared to $26.1 million for the same period in 2011.  Net income per diluted share was $0.47 as compared to $0.37 for the same period in 2011.

Net Sales.  The $65.3 million increase in consolidated net sales in the first quarter of 2012 as compared to the first quarter of 2011 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $54.4 million, or 13.9 percent, in the first quarter of 2012 as compared to the same period in 2011.  This increase was primarily attributable to the inclusion of a full quarter of net sales from the VN and the Nestlé Purina PetCare steel can operations acquired in 2011 and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of $1.3 million.

Net sales for the closures business increased $3.0 million, or 1.9 percent, in the first quarter of 2012 as compared to the same period in 2011.  This increase was primarily the result of higher unit volumes and an increase in average selling prices due to the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of $2.9 million.

Net sales for the plastic container business in the first quarter of 2012 increased $7.9 million, or 5.2 percent, as compared to the same period in 2011.  This increase was primarily due to higher average selling prices as a result of the pass through of higher resin costs.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 14.8 percent in the first quarter of 2012 as compared to the same period in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.8 percentage points to 5.8 percent for the first quarter of 2012 as compared to 6.6 percent for the same period in 2011.  Selling, general and administrative expenses decreased $1.9 million to $44.7 million for the first quarter of 2012 as compared to $46.6 million for the same period in 2011.  These decreases were primarily due to lower expenses associated with corporate development activities and the benefits from cost reduction initiatives, partially offset by higher costs from the inclusion of a full quarter of expenses from operations acquired in 2011.

Income from Operations.  Income from operations for the first quarter of 2012 increased by $12.2 million as compared to the first quarter of 2011, and operating margin increased to 8.6 percent from 7.6 percent over the same periods.

Income from operations of the metal container business for the first quarter of 2012 increased $3.6 million, or 9.4 percent, as compared to the same period in 2011, while operating margin decreased to 9.4 percent from 9.8 percent over the same periods.  The increase in income from operations was primarily the result of the impact from acquisitions completed in 2011 and continued improvement in manufacturing efficiencies, partially offset by an increase in depreciation expense.

Income from operations of the closures business for the first quarter of 2012 increased $2.2 million, or 13.9 percent, as compared to the same period in 2011, and operating margin increased to 11.0 percent from 9.9 percent over the same periods.  These increases were primarily attributable to higher unit volumes, continued improvement in manufacturing efficiencies and operating cost savings, partially offset by an increase in rationalization charges.  Rationalization charges were $2.1 million in the first quarter of 2012, primarily as a result of the recently announced headcount reductions in European manufacturing facilities and the corporate office in the U.S.  Rationalization charges of $1.1 million were recognized in the first quarter of 2011.

Income from operations of the plastic container business for the first quarter of 2012 increased $2.6 million, or 41.3 percent as compared to the same period in 2011, and operating margin increased to 5.5 percent from 4.1 percent over the same periods.  These increases were primarily attributable to the favorable comparison of the year-over-year resin pass through lag effect which benefited the first quarter of 2012, the benefits from cost reduction initiatives and slightly better operating performance.  Rationalization charges were $1.5 million in the first quarter of 2012, primarily as a result of the recently announced shut down of the Breinigsville (Allentown), Pennsylvania manufacturing facility.  Rationalization charges were $0.6 million in the first quarter of  2011.

Interest and Other Debt Expense.  Interest and other debt expense for the first quarter of 2012 increased $1.7 million to $15.6 million as compared to the same period in 2011.  This increase was primarily due to higher average outstanding borrowings principally as a result of the incurrence of Euro borrowings to fund the VN acquisition in March 2011, the refinancing of our senior secured credit facility in July 2011 and the recent issuance of the 5% Notes, partially offset by lower average interest rates.

Provision for Income Taxes. The effective tax rate for the first quarter of 2012 was 34.7 percent as compared to 34.2 percent in the same period of 2011.

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

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Notes at 100 percent of their principal amount.  Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.  Proceeds from the issuance of the 5% Notes were used to redeem all of the outstanding $250 million aggregate principal amount of our 7¼% Notes in April 2012, to pay the applicable premium for such redemption, to pay related fees and expenses, and for general corporate purposes.  As a result of this redemption, we will incur a $38.7 million loss on early extinguishment of debt for the premium paid in connection with this redemption and the write-off of unamortized debt issuance costs and discount in the second quarter of 2012.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2012, we used proceeds from the issuance of long-term debt of $526.6 million to fund cash used in operations of $105.5 million (including contributions of $30.0 million to our  domestic pension benefit plans), decreases in outstanding checks of $63.2 million, deferred payments of purchase price for acquisitions of $51.0 million, net capital expenditures of $26.2 million, debt issuance costs of $9.6 million related to the 5% Notes, dividends paid on our common stock of $8.5 million, net payments of revolving loans of $5.9 million, repurchases of our common stock of $5.0 million and net payments for stock-based compensation issuances of $0.3 million and to increase cash and cash equivalents by $251.4 million.

For the three months ended March 31, 2011, we used net borrowings of long-term debt and revolving loans of $429.2 million and cash and cash equivalents of $39.4 million to fund the acquisitions of VN and the twist-off metal closures operations of DGS S.A. in Poland for $264.4 million, cash used in operations of $58.9 million, decreases in outstanding checks of $101.1 million, net capital expenditures of $33.3 million, net payments for stock-based compensation issuances of $3.1 million and dividends paid on our common stock of $7.8 million.

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

At March 31, 2012, we had no revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2012 was $770.7 million.

On May 10, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on June 15, 2012 to holders of record of our common stock on June 1, 2012. The cash payment related to this dividend is expected to be $8.5 million.

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

Rationalization Charges

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), PA plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total costs for the rationalization of this facility of $2.8 million consist of $0.3 million for employee severance and benefits, $1.9 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets.  Through March 31, 2012, we recognized a total of $1.0 million of costs, which consisted of $0.2 million of employee severance and benefits, $0.6 million for plant exit costs and $0.2 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $1.8 million and $2.2 million, respectively, are expected primarily in 2012.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.8 million for employee severance and benefits.  Through March 31, 2012, we recognized a total of $2.1 million of costs and made cash payments of $0.3 million.  Remaining expenses and cash expenditures of $1.7 million and $3.5 million, respectively, are expected primarily in 2012.

Under our rationalization plans, we made cash payments of $2.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.  Total future cash spending of $14.8 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Since such filing, other than the changes discussed in Note 5 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2012 pursuant to the authorization of our Board of Directors to repurchase up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (i)
				(d)
			(c)	Approximate
	(a)		Total Number of	Dollar Value of
	Total	(b)	Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or Programs
	Purchased	per Share	or Programs	(in millions)

January 1-31, 2012	-	-	-	$284.2
February 1-29, 2012	-	-	-	$284.2
March 1-31, 2012	114,199	$43.92	114,199	$279.2

Total	114,199	$43.92	114,199	$279.2
_____________

(i) On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SILGAN HOLDINGS INC.

Dated: May 10, 2012

/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
EXHIBIT NO.

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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