Form 10-Q
period 2012-06-30
SILGAN HOLDINGS INC
filed 2012-08-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 69,437,022.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	June 30,	Dec. 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$368,882	$127,546	$397,101
Trade accounts receivable, net	408,595	431,425	339,909
Inventories	741,380	742,474	554,148
Prepaid expenses and other current assets	53,484	54,463	42,565
Total current assets	1,572,341	1,355,908	1,333,723

Property, plant and equipment, net	1,036,819	1,085,390	1,064,708
Goodwill	384,064	397,829	389,922
Other intangible assets, net	93,104	97,001	96,442
Other assets, net	134,662	71,544	94,292
	$3,220,990	$3,007,672	$2,979,087

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$236,640	$146,602	$87,776
Trade accounts payable	263,125	274,959	319,339
Accrued payroll and related costs	63,890	61,275	58,429
Accrued liabilities	59,341	171,855	129,945
Total current liabilities	622,996	654,691	595,489

Long-term debt	1,544,889	1,345,827	1,288,483
Other liabilities	393,605	371,031	437,121

Stockholders’ equity:
Common stock	876	873	875
Paid-in capital	200,924	188,726	196,626
Retained earnings	929,370	802,643	902,987
Accumulated other comprehensive loss	(121,478)	(44,918)	(115,282)
Treasury stock	(350,192)	(311,201)	(327,212)
Total stockholders’ equity	659,500	636,123	657,994
	$3,220,990	$3,007,672	$2,979,087

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net sales	$821,611	$822,224	$1,589,968	$1,525,312
Cost of goods sold	706,282	705,331	1,360,594	1,306,454
Gross profit	115,329	116,893	229,374	218,858
Selling, general and administrative expenses	46,532	20,062	91,211	66,652
Rationalization charges	158	2,369	3,761	4,101
Income from operations	68,639	94,462	134,402	148,105
Interest and other debt expense before loss on
early extinguishment of debt	16,028	16,446	31,618	30,385
Loss on early extinguishment of debt	38,704	-	38,704	-
Interest and other debt expense	54,732	16,446	70,322	30,385
Income before income taxes	13,907	78,016	64,080	117,720
Provision for income taxes	3,327	26,810	20,750	40,400
Net income	$10,580	$51,206	$43,330	$77,320

Earnings per share:
Basic net income per share	$0.15	$0.73	$0.62	$1.10
Diluted net income per share	$0.15	$0.73	$0.62	$1.10

Dividends per share	$0.12	$0.11	$0.24	$0.22

Weighted average number of shares:
Basic	69,719	70,145	69,834	70,064
Effect of dilutive securities	281	368	303	443
Diluted	70,000	70,513	70,137	70,507

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income	$10,580	$51,206	$43,330	$77,320

Other comprehensive (loss) income, net of tax:
Changes in net prior service credit and actuarial losses	1,851	1,239	3,702	2,479
Change in fair value of derivatives	(222)	(696)	(378)	1,483
Foreign currency translation	(23,219)	1,743	(9,520)	14,146
Other comprehensive (loss) income	(21,590)	2,286	(6,196)	18,108

Comprehensive (loss) income	$(11,010)	$53,492	$37,134	$95,428

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$43,330	$77,320
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	83,373	79,439
Loss on early extinguishment of debt	38,704	-
Rationalization charges	3,761	4,101
Excess tax benefit from stock-based compensation	(1,367)	(1,700)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(76,970)	(120,431)
Inventories	(193,695)	(199,382)
Trade accounts payable	14,579	42,640
Accrued liabilities	(16,116)	48,966
Contributions to domestic pension benefit plans	(76,000)	-
Other, net	(14,829)	16,576
Net cash used in operating activities	(195,230)	(52,471)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(50,975)	(264,367)
Capital expenditures	(59,448)	(84,170)
Proceeds from asset sales	335	3,129
Net cash used in investing activities	(110,088)	(345,408)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	174,300	810,114
Repayments under revolving loans	(25,596)	(321,030)
Proceeds from issuance of long-term debt	526,550	4,210
Repayments of long-term debt	(282,639)	(25,213)
Debt issuance costs	(9,749)	-
Changes in outstanding checks - principally vendors	(66,604)	(99,557)
Dividends paid on common stock	(16,947)	(15,600)
Proceeds from stock option exercises	195	394
Excess tax benefit from stock-based compensation	1,367	1,700
Repurchase of common stock under stock plan	(1,692)	(4,819)
Repurchase of common stock under share repurchase authorization	(22,086)	-
Net cash provided by financing activities	277,099	350,199

Cash and cash equivalents:
Net decrease	(28,219)	(47,680)
Balance at beginning of year	397,101	175,226
Balance at end of period	$368,882	$127,546

Interest paid, net	$29,743	$28,797
Income taxes paid (refunded), net	41,543	(3,386)

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2012 and 2011
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Net income	-	-	-	77,320	-	-	77,320

Other comprehensive income	-	-	-	-	18,108	-	18,108

Dividends declared on common stock	-	-	-	(15,600)	-	-	(15,600)

Stock compensation expense	-	-	4,742	-	-	-	4,742

Stock option exercises, including tax benefit of $679	46	-	1,073	-	-	-	1,073

Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,700	216	-	(613)	-	-	(2,506)	(3,119)

Balance at June 30, 2011	70,138	$873	$188,726	$802,643	$(44,918)	$(311,201)	$636,123

Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994

Net income	-	-	-	43,330	-	-	43,330

Other comprehensive loss	-	-	-	-	(6,196)	-	(6,196)

Dividends declared on common stock	-	-	-	(16,947)	-	-	(16,947)

Stock compensation expense	-	-	3,479	-	-	-	3,479

Stock option exercises, including tax benefit of $580	36	1	774	-	-	-	775

Net issuance of treasury stock for vested restricted stock units, including tax benefit of $843	81	-	45	-	-	(894)	(849)

Repurchases of common stock	(511)	-	-	-	-	(22,086)	(22,086)

Balance at June 30, 2012	69,490	$876	$200,924	$929,370	$(121,478)	$(350,192)	$659,500

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
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

Recently Issued Accounting Pronouncement.  In July 2012, the FASB issued an ASU which amends the guidance for testing indefinite-lived intangible assets for impairment.  This amendment will allow us, at our option, to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  The result of this qualitative assessment will dictate if we need to calculate the fair value of an indefinite-lived intangible asset, compare that value with its carrying amount and record an impairment charge, if any.  This amendment is effective for us on January 1, 2013, with early adoption permitted.  We do not expect the adoption of this amendment to have a significant effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
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

Note 3.     Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2011 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2011	$4,385	$211	$-	$4,596

Activity for the six months ended June 30, 2012
Prior years’ rationalization plan reserves established	460	(249)	29	240
Prior years’ rationalization plan reserves utilized	(2,364)	249	(29)	(2,144)
2012 rationalization plan reserves established	2,257	752	512	3,521
2012 rationalization plan reserves utilized	(580)	(752)	(512)	(1,844)
Currency translation	(97)	-	-	(97)
Total activity	(324)	-	-	(324)

Balance at June 30, 2012	$4,061	$211	$-	$4,272

Rationalization reserves as of June 30, 2012 and December 31, 2011 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 3.     Rationalization Charges (continued)

2012 Rationalization Plans

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total costs for the rationalization of this facility of $2.5 million consist of $0.2 million for employee severance and benefits, $1.7 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets.  Through June 30, 2012, we recognized a total of $1.4 million of costs, which consisted of $0.2 million of employee severance and benefits, $0.7 million for plant exit costs and $0.5 million for the non-cash write-down in carrying value of assets.  The plant has ceased operations.  Remaining expenses and cash expenditures of $1.1 million and $1.0 million, respectively, are expected primarily in 2012.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.5 million for employee severance and benefits.  Through June 30, 2012, we recognized a total of $2.1 million of costs and made cash payments of $0.5 million.  Remaining expenses and cash expenditures of $1.4 million and $3.0 million, respectively, are expected primarily in 2012.

Note 4.      Inventories

Inventories consisted of the following:

	June 30,	June 30,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Raw materials	$176,091	$172,186	$191,590
Work-in-process	120,758	122,771	116,790
Finished goods	527,103	502,579	327,810
Other	13,365	13,887	13,781
	837,317	811,423	649,971
Adjustment to value inventory at cost on the LIFO method	(95,937)	(68,949)	(95,823)
	$741,380	$742,474	$554,148

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 5.     Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Bank debt
Bank revolving loans	$160,000	$462,839	$-
U.S. term loans	520,000	400,000	520,000
Canadian term loans	78,400	82,296	79,323
Euro term loans	416,874	179,812	433,825
Other foreign bank revolving and term loans	106,255	122,665	97,874
Total bank debt	1,281,529	1,247,612	1,131,022

5% Senior Notes	500,000	-	-
7¼% Senior Notes, net of unamortized discount	-	244,817	245,237

Total debt	1,781,529	1,492,429	1,376,259
Less current portion	236,640	146,602	87,776
	$1,544,889	$1,345,827	$1,288,483

At June 30, 2012, amounts expected to be repaid within one year consisted of $160.0 million of bank revolving loans and $76.6 million of foreign bank revolving and term loans.

5% Senior Notes

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at 100 percent of their principal amount.  The 5% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness and ahead of Silgan’s subordinated debt, if any.  The 5% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan.  Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.  Proceeds from the issuance of the 5% Notes were used in April 2012 to redeem all of the outstanding 7¼% Senior Notes due 2016, or the 7¼% Notes, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
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

7¼% Notes

On April 9, 2012, we redeemed all $250 million aggregate principal amount of our outstanding 7¼% Notes at a redemption price of 112.3715 percent of their principal amount, or $280.9 million, plus accrued and unpaid interest up to the redemption date.  As a result, during the second quarter of 2012, we recorded a loss on early extinguishment of debt of $38.7 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and discount.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 6.     Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2012:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$368,882	$368,882

Liabilities:
Bank debt	1,281,529	1,281,529
5% Notes	500,000	512,190
Interest rate swap agreements	12,530	12,530
Natural gas swap agreements	244	244

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at June 30, 2012 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 6.     Financial Instruments (continued)

Financial Instruments Not Measured at Fair Value

Our bank debt and 5% Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to record them at fair value.  For purposes of the table above, we measured the fair value of our variable rate bank debt using Level 2 inputs and the fair values of our 5% Notes using Level 1 inputs.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2012, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2012 was recorded in our Condensed Consolidated Balance Sheet as a liability of $12.8 million, of which $5.0 million was included in accrued liabilities and $7.8 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2012 were losses, net of income taxes, of $0.9 million and $1.7 million, respectively.  We estimate that we will reclassify losses of $2.6 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 6.     Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2012, the aggregate notional principal amount of our outstanding interest rate swap agreements was $280.7 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2012, net payments under our interest rate swap agreements were $1.0 million and $2.0 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

In April 2012, we entered into three interest rate swap agreements, each for $50.0 million notional principal amount, to fix interest on variable rate debt.  The first agreement has a fixed interest rate of 0.75 percent and matures in June 2015.  The second agreement has a fixed interest rate of 1.38 percent beginning in June 2013 and matures in June 2017.  The third agreement has a fixed interest rate of 1.64 percent beginning in June 2014 and matures in June 2017.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2012, the aggregate notional principal amount of our natural gas swap agreements was 390,000 MMBtu of natural gas with fixed prices ranging from $2.587 to $4.814 per MMBtu, which hedges approximately 9 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2012, net payments under our natural gas swap agreements were $0.5 million and $1.0 million, respectively.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have initially financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2012 were $26.6 million and $16.2 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 7.     Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$3,676	$3,740	$7,399	$7,510
Interest cost	6,920	7,144	13,829	14,314
Expected return on plan assets	(11,801)	(10,186)	(22,314)	(20,400)
Amortization of prior service cost	477	510	953	1,021
Amortization of actuarial losses	3,088	1,993	6,176	3,985
Net periodic benefit cost	$2,360	$3,201	$6,043	$6,430

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$228	$259	$455	$518
Interest cost	571	658	1,140	1,315
Amortization of prior service credit	(654)	(643)	(1,308)	(1,285)
Amortization of actuarial losses	53	142	142	284
Net periodic benefit cost	$198	$416	$429	$832

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, there are no significant minimum required contributions to our pension plans in 2012.  In the first six months of 2012, we made voluntary contributions to our domestic pension benefit plans of $76.0 million.

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
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 9.     Dividends

In each of March and June 2012, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors.  The aggregate cash payments related to these dividends totaled $16.9 million.

On August 9, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on September 18, 2012 to holders of record of our common stock on September 4, 2012.  The cash payment related to this dividend is expected to be $8.4 million.

Note 10.   Treasury Stock

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 510,878 shares of our common stock at an average price per share of $43.23, for a total purchase price of $22.1 million, during the six months ended June 30, 2012.

During the first six months of 2012, we issued 120,446 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 39,510 shares of our common stock at an average cost of $42.83 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2012, 18,065,849 shares were held in treasury.

Note 11.   Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2012, 188,900 restricted stock units were granted to certain of our officers and key employees.  The fair value of these restricted stock units at the grant date was $8.1 million, which is being amortized ratably over the five-year vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 12.   Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

	Metal		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2012

Net sales	$479,687	$183,088	$158,836	$-	$821,611
Depreciation and amortization(1)	21,346	7,938	10,414	289	39,987
Rationalization charges	-	-	158	-	158
Segment income from operations(2) (3)	40,134	22,918	9,061	(3,474)	68,639

Three Months Ended June 30, 2011

Net sales	$482,258	$184,538	$155,428	$-	$822,224
Depreciation and amortization(1)	20,160	8,604	11,191	424	40,379
Rationalization charges	1,378	317	674	-	2,369
Segment income from operations(2) (3)	42,874	22,681	4,512	24,395	94,462

Six Months Ended June 30, 2012

Net sales	$924,572	$346,052	$319,344	$-	$1,589,968
Depreciation and amortization(1)	43,005	16,211	20,935	707	80,858
Rationalization charges	-	2,141	1,620	-	3,761
Segment income from operations(2) (3)	82,151	40,939	17,980	(6,668)	134,402

Six Months Ended June 30, 2011

Net sales	$872,742	$344,580	$307,990	$-	$1,525,312
Depreciation and amortization(1)	37,983	16,720	22,308	847	77,858
Rationalization charges	1,378	1,392	1,331	-	4,101
Segment income from operations(2) (3)	81,238	38,498	10,827	17,542	148,105

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.2 million and amortization of debt discount and issuance costs of $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and amortization of debt discount and issuance costs of $2.5 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
Income from operations for corporate includes costs attributable to announced acquisitions of $0.7 million for the three and six months ended June 30, 2012 and also includes income of $27.0 million and $25.2 million for the three and six months ended June 30, 2011, respectively, for proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., or the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

(3)
Income from operations of the metal containers segment includes new plant start-up costs of $1.9 million and $2.9 million for the three and six months ended June 30, 2012, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million for the three and six months ended June 30, 2011.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2012 and 2011 and for the
three and six months then ended is unaudited)

Note 12.   Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Total segment income from operations	$68,639	$94,462	$134,402	$148,105
Interest and other debt expense	54,732	16,446	70,322	30,385
Income before income taxes	$13,907	$78,016	$64,080	$117,720

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

Note 13.   Subsequent Events

Rexam PLC’s plastic thermoformed food business

On July 3, 2012 we announced that we had entered into a definitive purchase agreement to acquire Rexam PLC’s plastic thermoformed food business for an aggregate purchase price of $250.0 million. This business, with sales of approximately $90.0 million for the year ended December 31, 2011, provides thermoformed packaging solutions such as retortable bowls and barrier trays to many of the world’s leading packaged food and ready-meal companies.  The transaction is expected to close in the third quarter of 2012, subject to certain customary conditions and regulatory approvals, and we expect to fund the purchase price for this acquisition with cash on hand.

Öntaş

On July 10, 2012, we acquired Öntaş Öner Teneke Ambalaj Sanayii Ve Tikaret A.S., which operates under the name of Öntaş in Izmir, Turkey, or Öntaş, for an aggregate purchase price of $18.3 million.  Öntaş, with sales of approximately $30.0 million for the year ended December 31, 2011, is a leading supplier of food cans and vacuum closures in the Turkish market.  We funded the purchase price for this acquisition with cash on hand.

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

On July 3, 2012 we announced that we had entered into a definitive purchase agreement to acquire Rexam PLC’s plastic thermoformed food business for an aggregate purchase price of $250.0 million. This business, with sales of approximately $90.0 million for the year ended December 31, 2011, provides thermoformed packaging solutions such as retortable bowls and barrier trays to many of the world’s leading packaged food and ready-meal companies.  The transaction is expected to close in the third quarter of 2012, subject to certain customary conditions and regulatory approvals, and we expect to fund the purchase price for this acquisition with cash on hand.

On July 10, 2012, we acquired Öntaş for an aggregate purchase price of $18.3 million, which we funded from cash on hand.  Öntaş, with sales of approximately $30.0 million for the year ended December 31, 2011, is a leading supplier of food cans and vacuum closures in the Turkish market.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net sales
Metal containers	58.4%	58.7%	58.1%	57.2%
Closures	22.3	22.4	21.8	22.6
Plastic containers	19.3	18.9	20.1	20.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	86.0	85.8	85.6	85.6
Gross profit	14.0	14.2	14.4	14.4
Selling, general and administrative expenses	5.7	2.4	5.7	4.4
Rationalization charges	-	0.3	0.3	0.3
Income from operations	8.3	11.5	8.4	9.7
Interest and other debt expense	6.6	2.0	4.4	2.0
Income before income taxes	1.7	9.5	4.0	7.7
Provision for income taxes	0.4	3.3	1.3	2.6
Net income	1.3%	6.2%	2.7%	5.1%

Summary unaudited results of operations for the three and six months ended June 30, 2012 and 2011 are provided below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Dollars in millions)

Net sales
Metal containers	$479.7	$482.3	$924.6	$872.7
Closures	183.1	184.5	346.1	344.6
Plastic containers	158.8	155.4	319.3	308.0
Consolidated	$821.6	$822.2	$1,590.0	$1,525.3

Income from operations
Metal containers (1)	$40.1	$42.9	$82.2	$81.2
Closures (2)	22.9	22.7	40.9	38.5
Plastic containers (3)	9.1	4.5	18.0	10.8
Corporate(4)	(3.5)	24.4	(6.7)	17.6
Consolidated	$68.6	$94.5	$134.4	$148.1
 _____________

(1)
Includes new plant start-up costs of $1.9 million and $2.9 million for the three and six months ended June 30, 2012, respectively.  Includes rationalization charges of $1.4 million for the three and six months ended June 30, 2011. Includes a charge for the resolution of a past product liability dispute of $3.3 million for the three and six months ended June 30, 2011.

(2)	Includes rationalization charges of $0.3 million for the three months ended June 30, 2011 and $2.1 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.
(3)
Includes rationalization charges of $0.2 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.

(4)
Includes costs attributable to announced acquisitions of $0.7 million for the three and six months ended June 30, 2012.   Includes income of $27.0 million and $25.2 million for the three and six months ended June 30, 2011, respectively, for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Overview.  Consolidated net sales were $821.6 million in the second quarter of 2012, representing a 0.1 percent decrease as compared to the second quarter of 2011 due primarily to unfavorable foreign currency translation of approximately $18.4 million, softness in the European market and a less favorable mix of products sold in the metal containers business, mostly offset by higher average selling prices as a result of the pass through of higher raw material costs in the metal container business, favorable unit volumes in the U.S. single-serve beverage market, a favorable mix of products sold in the plastic container business and an increase in unit volumes sold in the plastic container and metal container businesses.  Income from operations for the second quarter of 2012 of $68.6 million decreased by $25.9 million, or 27.4 percent, as compared to the same period in 2011 primarily due to income of $27.0 million in the second quarter of 2011 for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, an unfavorable mix of products sold in metal food containers, increased price pressure and volume declines in the European market, and costs associated with the start-up of new metal container production facilities in eastern Europe and the Middle East, partially offset by the favorable comparison of the year-over-year resin cost pass through lag effect, favorable unit volumes in the U.S. single-serve beverage market, a favorable mix of products sold and an increase in unit volumes in the plastic container business, cost reduction initiatives and continued improvements in operating performance, a $3.3 million charge in 2011 for the resolution of a past product liability dispute and a decrease in rationalization charges of $2.2 million.  Rationalization charges were $0.2 million and $2.4 million for the second quarter of 2012 and 2011, respectively.  Income before income taxes for 2012 included a loss on early extinguishment of debt of $38.7 million. Net income for the second quarter of 2012 was $10.6 million, or $0.15 per diluted share, as compared to $51.2 million, or $0.73 per diluted share, for the same period in 2011.

Net Sales.  The $0.6 million decrease in consolidated net sales in the second quarter of 2012 as compared to the second quarter of 2011 was the result of lower net sales in the metal containers and closures businesses, partially offset by higher net sales in the plastic container business.

Net sales for the metal container business decreased $2.6 million, or 0.5 percent, in the second quarter of 2012 as compared to the same period in 2011.  This decrease was primarily attributable to the impact of unfavorable foreign currency translation of approximately $7.5 million, a less favorable mix of products sold and softness in the European markets, partially offset by higher average selling prices as a result of the pass through of higher raw material costs.

Net sales for the closures business decreased $1.4 million, or 0.8 percent, in the second quarter of 2012 as compared to the same period in 2011.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $9.3 million and lower net sales in Europe due to weak market conditions, partially offset by favorable unit volumes in the U.S. single-serve beverage market.

Net sales for the plastic container business in the second quarter of 2012 increased $3.4 million, or 2.2 percent, as compared to the same period in 2011.  This increase was primarily due to a favorable mix of products sold and an increase in unit volumes, both due to strong seasonal sales in the agricultural and chemical markets and customers building inventory in advance of planned shut downs, partially offset by the unfavorable impact of foreign currency translation of approximately $1.6 million.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 14.0 percent in the second quarter of 2012 as compared to the same period in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 3.3 percentage points to 5.7 percent for the second quarter of 2012 as compared to 2.4 percent for the same period in 2011.  Selling, general and administrative expenses increased $26.4 million to $46.5 million for the second quarter of 2012 as compared to $20.1 million for the same period in 2011.  These increases were primarily due to the inclusion in 2011 of $27.0 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

Income from Operations.  Income from operations for the second quarter of 2012 decreased by $25.9 million as compared to the second quarter of 2011, and operating margin decreased to 8.3 percent from 11.5 percent over the same periods, principally due to the inclusion in 2011 of income of $27.0 million from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

Income from operations of the metal container business for the second quarter of 2012 decreased $2.8 million, or 6.5 percent, as compared to the same period in 2011, and operating margin decreased to 8.4 percent from 8.9 percent over the same periods.  These decreases were primarily the result of a less favorable mix of products sold, volume declines and increased price pressure due to overall economic weakness in the European markets and costs of $1.9 million associated with the start-up of three new production facilities in eastern Europe and one facility in the Middle East, partially offset by the inclusion in the second quarter of 2011 of a charge of $3.3 million for the resolution of a past product liability dispute and rationalization charges of $1.4 million.

Income from operations of the closures business for the second quarter of 2012 increased $0.2 million to $22.9 million as compared to $22.7 million for the same period in 2011, and operating margin increased to 12.5 percent from 12.3 percent over the same periods.  These increases were primarily attributable to higher unit volumes in the U.S. single-serve beverage market, continued improvement in manufacturing efficiencies and operating cost savings and a decrease in rationalization charges, largely offset by weaker volumes and increased price pressure in the European market due to macroeconomic issues.  Rationalization charges of $0.3 million were recognized in the second quarter of 2011.

Income from operations of the plastic container business for the second quarter of 2012 increased $4.6 million to $9.1 million as compared to $4.5 million for the same period in 2011, and operating margin increased to 5.7 percent from 2.9 percent over the same periods.  These increases were primarily attributable to the  favorable comparison of the year-over-year resin cost pass through lag effect which benefitted the second quarter of 2012, a favorable mix of products sold, cost reduction initiatives and continued improvement in operating performance, an increase in unit volumes and lower rationalization charges.  Rationalization charges of $0.2 million and $0.7 million were recognized in the second quarter of 2012 and 2011, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2012 decreased $0.4 million to $16.0 million as compared to the same period in 2011.  This decrease was primarily due to lower average interest rates, partially offset by higher average outstanding borrowings as a result of the issuance of the 5% Notes in March 2012 and the refinancing of the senior secured credit facility in July 2011.  As a result of the redemption of the 7¼% Notes on April 9, 2012, we recorded a pre-tax charge of $38.7 million for the loss on early extinguishment of debt in the second quarter of 2012.

Provision for Income Taxes. The effective tax rate for the second quarter of 2012 was 23.9 percent as compared to 34.4 percent in the same period of 2011.  The effective tax rate for the second quarter of 2012 was favorably impacted by the cumulative adjustment of reductions in the enacted tax rates in certain foreign countries.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Overview.  Consolidated net sales were $1.59 billion in the first six months of 2012, representing a 4.2 percent increase as compared to the first six months of 2011 primarily due to the inclusion of net sales from the Vogel & Noot and Nestlé Purina PetCare steel can operations acquisitions, higher average selling prices in the metal container and plastic container businesses due to the pass through of higher raw material costs, higher unit volumes in the U.S. single-serve beverage market and a favorable mix of products sold in the plastic container business.  These increases were partially offset by the impact of unfavorable foreign currency translation of $23.2 million, lower net sales in Europe due to weak economic conditions and a less favorable mix of products sold in the metal container business.  Income from operations for the first six months of 2012 decreased by $13.7 million, or 9.3 percent, as compared to the same period in 2011 as a result of income of $25.2 million in 2011 for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, the impact from weak economic conditions in Europe, a less favorable mix of products sold in the metal container business and start-up costs for new metal container production facilities in eastern Europe and the Middle East.  These decreases were partially offset by the favorable comparison of the year-over-year resin cost pass through lag effect, higher unit volumes in the closures business, a favorable mix of products sold in the plastic container business, improved manufacturing efficiencies and ongoing cost controls, a $3.3 million charge in 2011 for the resolution of a past product liability dispute and a decrease in rationalization charges of $0.4 million.  Rationalization charges were $3.7 million and $4.1 million in 2012 and 2011, respectively.  Results for 2012 included a loss on early extinguishment of debt of $38.7 million.  Net income for the first six months of 2012 was $43.3 million, or $0.62 per diluted share, as compared to $77.3 million, or $1.10 per diluted share, for the same period in 2011.

Net Sales.  The $64.7 million increase in consolidated net sales in the first six months of 2012 as compared to the first six months of 2011 was due to higher net sales across all businesses.

Net sales for the metal container business increased $51.9 million, or 5.9 percent, in the first six months of 2012 as compared to the same period in 2011.  This increase was primarily attributable to the inclusion of a full six months of net sales from VN and the Nestlé Purina PetCare steel can operations acquired in 2011 and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by a less favorable mix of products sold, unfavorable foreign currency translation of approximately $8.9 million and the impact from weak economic conditions in Europe.

Net sales for the closures business in the first six months of 2012 increased $1.5 million, or 0.4 percent, as compared to the same period in 2011.  This increase was primarily the result of higher unit volumes principally for the single-serve beverage market in the U.S., partially offset by the impact of unfavorable foreign currency translation of approximately $12.2 million and lower net sales in Europe due to weak economic conditions.

Net sales for the plastic container business in the first six months of 2012 increased $11.3 million, or 3.7 percent, as compared to the same period in 2011.  This increase was primarily the result of the impact of higher average selling prices as a result of the pass through of higher raw material costs and a favorable mix of products sold, partially offset by unfavorable foreign currency translation of approximately $2.1 million.

Gross Profit.  Gross Profit margin remained unchanged at 14.4 percent for the first six months of 2012 as compared to the same period in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $24.5 million to $91.2 million for the six months ended June 30, 2012 as compared to $66.7 million for the same period in 2011.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.7 percent for the first six months of 2012 as compared to 4.4 percent for the same period in 2011.  These increases were primarily due to the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.

Income from Operations.  Income from operations for the first six months of 2012 decreased by $13.7 million, or 9.3 percent, as compared to the first six months of 2011 and operating margin decreased to 8.4 percent from 9.7 percent over the same periods, principally due to the inclusion in 2011 of income of $25.2 million from proceeds received as a result of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.

Income from operations of the metal container business for the first six months of 2012 increased $1.0 million, or 1.2 percent, as compared to the same period in 2011, while operating margin decreased to 8.9 percent from 9.3 percent over the same periods.  The increase in income from operations was primarily the result of a $3.3 million charge in 2011 related to the resolution of a past product liability dispute and $1.4 million of rationalization charges in 2011, mostly offset by a less favorable mix of products sold, $2.9 million of start-up costs for new production facilities in eastern Europe and the Middle East and an increase in depreciation expense.

Income from operations of the closures business for the first six months of 2012 increased $2.4 million, or 6.2 percent, as compared to the same period in 2011, and operating margin increased to 11.8 percent from 11.2 percent over the same periods.  The increase in income from operations was primarily attributable to higher unit volumes and the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies, partially offset by increased price pressure in the European market due to macroeconomic issues and higher rationalization charges.  Rationalization charges of $2.1 million and $1.4 million were recognized in the first six months of 2012 and 2011, respectively.

Income from operations of the plastic container business for the first six months of 2012 increased $7.2 million, or 66.7 percent, as compared to the same period in 2011, and operating margin increased to 5.6 percent from 3.5 percent over the same periods.  These increases were primarily attributable to the favorable comparison of the year-over-year resin cost pass through lag effect, a favorable mix of products sold and continued improvement in operating performance, partially offset by higher rationalization charges.  Rationalization charges of $1.6 million and $1.3 million were recognized in the first six months of 2012 and 2011, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2012 increased $1.2 million to $31.6 million as compared to the same period in 2011.  This increase was primarily due to higher average outstanding borrowings largely attributable to the refinancing of our senior secured credit facility in July 2011 and the issuance in March 2012 of the 5% Notes, partially offset by lower average interest rates.  As a result of the redemption of the 7¼% Notes on April 9, 2012, we recorded a pre-tax charge of $38.7 million for the loss on early extinguishment of debt in the first six months of 2012.

Provision for Income Taxes.  The effective tax rate for the first six months of 2012 was 32.4 percent as compared to 34.3 percent in the same period of 2011.  The effective tax rate for the first six months of 2012 was favorably impacted by the cumulative adjustment of reductions in the enacted tax rates in certain foreign countries.

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

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Notes at 100 percent of their principal amount.  Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.  Proceeds from the issuance of the 5% Notes were used to redeem all of the outstanding $250 million aggregate principal amount of our 7¼% Notes in April 2012, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.  As a result of this redemption, we incurred a $38.7 million loss on early extinguishment of debt for the premium paid in connection with this redemption and the write-off of unamortized debt issuance costs and discount in the second quarter of 2012.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2012, we used proceeds from the issuance of long-term debt of $526.6 million,  net borrowings of revolving loans of $148.7 million and cash and cash equivalents of $28.2 million to fund repayments of long-term debt of $282.6 million (including the redemption of our 7¼% Notes for $280.9 million), cash used in operations of $195.2 million (including contributions of $76.0 million to our  domestic pension benefit plans), decreases in outstanding checks of $66.6 million, net capital expenditures of $59.1 million, deferred payments of purchase price for acquisitions of $51.0 million, repurchases of our common stock of $22.1 million, dividends paid on our common stock of $16.9 million, debt issuance costs of $9.8 million related to the 5% Notes and net payments for stock-based compensation issuances of $0.2 million.

For the six months ended June 30, 2011, we used net borrowings of long-term debt and revolving loans of $468.1 million and cash and cash equivalents of $47.7 million to fund the acquisitions of VN and the twist-off metal closures operations of DGS S.A. in Poland for $264.4 million, cash used in operations of $52.5 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities), decreases in outstanding checks of $99.6 million, net capital expenditures of $81.0 million, dividends paid on our common stock of $15.6 million and net payments for stock-based compensation issuances of $2.7 million.

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

At June 30, 2012, we had $160.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2012 was $610.4 million.

On August 9, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on September 18, 2012 to holders of record of our common stock on September 4, 2012. The cash payment related to this dividend is expected to be $8.4 million.

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

Rationalization Charges

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total costs for the rationalization of this facility of $2.5 million consist of $0.2 million for employee severance and benefits, $1.7 million for plant exit costs and $0.6 million for the non-cash write-down in carrying value of assets.  Through June 30, 2012, we recognized a total of $1.4 million of costs, which consisted of $0.2 million of employee severance and benefits, $0.7 million for plant exit costs and $0.5 million for the non-cash write-down in carrying value of assets.  The plant has ceased operations.   Remaining expenses and cash expenditures of $1.1 million and $1.0 million, respectively, are expected primarily in 2012.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.5 million for employee severance and benefits.  Through June 30, 2012, we recognized a total of $2.1 million of costs and made cash payments of $0.5 million.  Remaining expenses and cash expenditures of $1.4 million and $3.0 million, respectively, are expected primarily in 2012.

Under our rationalization plans, we made cash payments of $3.5 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.  Total future cash spending of $12.1 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Since such filing, other than the changes discussed in Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2012 pursuant to the authorization of our Board of Directors to repurchase up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (i)
				(d)
			(c)	Approximate
	(a)		Total Number of	Dollar Value of
	Total	(b)	Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or Programs
	Purchased	per Share	or Programs	(in millions)

April 1-30, 2012	157,291	$43.79	157,291	$272.3
May 1-31, 2012	105,524	$43.12	105,524	$267.7
June 1-30, 2012	133,864	$42.08	133,864	$262.1

Total	396,679	$43.03	396,679	$262.1

_____________

(i) On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 9, 2012

/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.