Form 10-Q
period 2012-09-30
SILGAN HOLDINGS INC
filed 2012-11-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 69,203,967.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30,	Sept. 30,	Dec. 31,
	2012	2011	2011
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$422,525	$140,465	$397,101
Trade accounts receivable, net	597,678	579,515	339,909
Inventories	561,511	580,425	554,148
Prepaid expenses and other current assets	51,628	45,234	42,565
Total current assets	1,633,342	1,345,639	1,333,723

Property, plant and equipment, net	1,092,610	1,071,367	1,064,708
Goodwill	503,240	395,449	389,922
Other intangible assets, net	173,916	99,376	96,442
Other assets, net	138,848	107,753	94,292
	$3,541,956	$3,019,584	$2,979,087

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$423,274	$118,155	$87,776
Trade accounts payable	254,565	278,914	319,339
Accrued payroll and related costs	71,013	64,308	58,429
Accrued liabilities	81,762	160,536	129,945
Total current liabilities	830,614	621,913	595,489

Long-term debt	1,566,427	1,312,795	1,288,483
Other liabilities	408,575	417,365	437,121

Stockholders’ equity:
Common stock	876	874	875
Paid-in capital	202,707	192,049	196,626
Retained earnings	999,603	873,637	902,987
Accumulated other comprehensive loss	(104,780)	(71,880)	(115,282)
Treasury stock	(362,066)	(327,169)	(327,212)
Total stockholders’ equity	736,340	667,511	657,994
	$3,541,956	$3,019,584	$2,979,087

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011

Net sales	$1,139,547	$1,148,008	$2,729,516	$2,673,318
Cost of goods sold	960,776	965,054	2,321,371	2,271,508
Gross profit	178,771	182,954	408,145	401,810
Selling, general and administrative expenses	44,291	46,221	135,503	112,872
Rationalization charges	2,048	682	5,809	4,782
Income from operations	132,432	136,051	266,833	284,156
Interest and other debt expense before loss on
early extinguishment of debt	16,005	16,292	47,622	46,678
Loss on early extinguishment of debt	-	976	38,704	976
Interest and other debt expense	16,005	17,268	86,326	47,654
Income before income taxes	116,427	118,783	180,507	236,502
Provision for income taxes	37,770	40,027	58,520	80,427
Net income	$78,657	$78,756	$121,987	$156,075

Earnings per share:
Basic net income per share	$1.13	$1.13	$1.75	$2.23
Diluted net income per share	$1.13	$1.12	$1.74	$2.22

Dividends per share	$0.12	$0.11	$0.36	$0.33

Weighted average number of shares:
Basic	69,375	69,981	69,679	70,036
Effect of dilutive securities	310	339	305	408
Diluted	69,685	70,320	69,984	70,444

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011

Net income	$78,657	$78,756	$121,987	$156,075

Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,557	1,102	5,259	3,581
Change in fair value of derivatives	(587)	(1,545)	(965)	(62)
Foreign currency translation	15,728	(26,519)	6,208	(12,373)
Other comprehensive income (loss)	16,698	(26,962)	10,502	(8,854)

Comprehensive income	$95,355	$51,794	$132,489	$147,221

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$121,987	$156,075
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	125,161	120,893
Loss on early extinguishment of debt	38,704	976
Rationalization charges	5,809	4,782
Excess tax benefit from stock-based compensation	(1,429)	(1,856)
Other changes that provided (used) cash, net of
effects from acquisitions:
Trade accounts receivable, net	(239,154)	(286,666)
Inventories	10,841	(47,204)
Trade accounts payable	(7,308)	45,712
Accrued liabilities	4,874	41,492
Contributions to domestic pension benefit plans	(76,000)	-
Other, net	10,552	41,951
Net cash (used in) provided by operating activities	(5,963)	76,155

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(317,546)	(289,367)
Capital expenditures	(84,739)	(123,265)
Proceeds from asset sales	1,456	3,440
Net cash used in investing activities	(400,829)	(409,192)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	651,299	982,177
Repayments under revolving loans	(325,922)	(935,908)
Proceeds from issuance of long-term debt	526,550	1,088,823
Repayments of long-term debt	(284,204)	(689,631)
Debt issuance costs	(9,847)	(12,943)
Changes in outstanding checks - principally vendors	(66,178)	(92,928)
Dividends paid on common stock	(25,371)	(23,361)
Proceeds from stock option exercises	195	1,116
Excess tax benefit from stock-based compensation	1,429	1,856
Repurchase of common stock under stock plan	(1,872)	(5,128)
Repurchase of common stock under share repurchase
authorization	(33,863)	(15,797)
Net cash provided by financing activities	432,216	298,276

Cash and cash equivalents:
Net increase (decrease)	25,424	(34,761)
Balance at beginning of year	397,101	175,226
Balance at end of period	$422,525	$140,465

Interest paid, net	$38,457	$46,158
Income taxes paid, net	55,858	4,373

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2012 and 2011
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2010	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599

Net income	-	-	-	156,075	-	-	156,075

Other comprehensive loss	-	-	-	-	(8,854)	-	(8,854)

Dividends declared on common stock	-	-	-	(23,361)	-	-	(23,361)

Stock compensation expense	-	-	6,251	-	-	-	6,251

Stock option exercises, including
tax benefit of $1,754	136	1	2,869	-	-	-	2,870

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $1,856	229	-	(595)	-	-	(2,677)	(3,272)

Repurchases of common stock	(441)	-	-	-	-	(15,797)	(15,797)

Balance at September 30, 2011	69,800	$874	$192,049	$873,637	$(71,880)	$(327,169)	$667,511

Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994

Net income	-	-	-	121,987	-	-	121,987

Other comprehensive income	-	-	-	-	10,502	-	10,502

Dividends declared on common stock	-	-	-	(25,371)	-	-	(25,371)

Stock compensation expense	-	-	5,283	-	-	-	5,283

Stock option exercises, including
tax benefit of $580	36	1	774	-	-	-	775

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $905	89	-	24	-	-	(991)	(967)

Repurchases of common stock	(799)	-	-	-	-	(33,863)	(33,863)

Balance at September 30, 2012	69,210	$876	$202,707	$999,603	$(104,780)	$(362,066)	$736,340

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
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

Goodwill and Other Intangible Assets.  We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment.  We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2012 assessment performed during the third quarter.

Recently Adopted Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which amends the guidance for presenting comprehensive income.  This amendment required us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements effective January 1, 2012 with retrospective application required.  We have elected to present two consecutive statements.  Our adoption of this amendment did not have an effect on our financial position, results of operations or cash flows.

In July 2012, the FASB issued an ASU which amends the guidance for testing indefinite-lived intangible assets for impairment.  This amendment allows us, at our option, to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  The result of this qualitative assessment dictates if we need to calculate the fair value of an indefinite-lived intangible asset, compare that value with its carrying amount and record an impairment charge, if any.  This amendment is effective for us on January 1, 2013, with early adoption permitted.  We adopted this amendment as a part of our annual impairment test performed in the third quarter of 2012.  Our adoption of this amendment did not have an effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 2.    Acquisitions

Plastic food containers

On August 30, 2012, we acquired the plastic thermoformed food business of Rexam PLC for an aggregate purchase price of $248.1 million which was funded from cash on hand.  This business, with sales of approximately $90.0 million for the year ended December 31, 2011, provides thermoformed packaging solutions such as retortable bowls and barrier trays to many of the world’s leading packaged food and ready-meal companies.  The acquired operations will operate under the name Silgan Plastic Food Containers, or PFC.   The results of operations of PFC have been reported in our plastic container segment and were not significant since the acquisition date.

For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date using valuation techniques including the cost, market and income approaches.  We recognized goodwill of $108.5 million, most of which is expected to be deductible for tax purposes, and definite-lived intangible assets of $78.0 million consisting of customer relationships and technology know-how.  The purchase price allocation is preliminary and subject to change pending a final determination of the purchase price and a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations.

Öntaş

On July 10, 2012, we acquired Öntaş Öner Teneke Ambalaj Sanayii Ve Tikaret A.S., or Öntaş, in Izmir, Turkey.  The purchase price of $18.2 million, net of cash acquired, was funded from cash on hand.  We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date.  For this acquisition, we recognized goodwill of $4.7 million and a customer relationship intangible asset of $2.6 million.  Öntaş’ results of operations have been included in our metal container business since the acquisition date and were not significant since such date.

Vogel & Noot

In March 2012, we paid the deferred portion of the purchase price under our agreement to acquire the metal container operations of Vogel & Noot Holding AG, or VN, of €36.4 million ($47.6 million translated at the U.S. dollar exchange rate at the date of payment).

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 3.    Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2011 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2011	$4,385	$211	$-	$4,596

Activity for the nine months ended September 30, 2012
Prior years’ rationalization plan reserves established	1,100	(1,027)	39	112
Prior years’ rationalization plan reserves utilized	(3,731)	1,027	(39)	(2,743)
2012 rationalization plan reserves established	3,524	1,001	1,172	5,697
2012 rationalization plan reserves utilized	(946)	(1,001)	(1,172)	(3,119)
Total activity	(53)	-	-	(53)

Balance at September 30, 2012	$4,332	$211	$-	$4,543

Rationalization reserves as of September 30, 2012 and December 31, 2011 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.

2012 Rationalization Plans

In the third quarter of 2012, we announced a plan to exit our Kingsburg, California metal container manufacturing facility.  Our plan included the termination of approximately 50 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $2.4 million consist of $1.5 million for employee severance and benefits, $0.2 million for plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets.  Through September 30, 2012, we recognized a total of $1.7 million of costs, which consisted of $1.5 million of employee severance and benefits and $0.2 million for the non-cash write-down in carrying value of assets.  Remaining expenses of $0.7 million are expected primarily in 2012.  Remaining cash expenditures of $1.7 million are expected in 2012 and thereafter.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 3.    Rationalization Charges (continued)

2012 Rationalization Plans  (continued)

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $2.7 million consist of $0.2 million for employee severance and benefits, $1.6 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets.  Through September 30, 2012, we recognized a total of $2.1 million of costs, which consisted of $0.2 million of employee severance and benefits, $1.0 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets.  The plant has ceased operations.  Remaining expenses of $0.6 million are expected primarily in 2012.  Remaining cash expenditures of $0.6 million are expected in 2012 and thereafter.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.0 million for employee severance and benefits.  Through September 30, 2012, we recognized a total of $1.9 million of costs and made cash payments of $0.8 million.  Remaining expenses of $1.1 million are expected primarily in 2012.  Remaining cash expenditures of $2.2 million are expected in 2012 and thereafter.

Note 4.    Inventories

Inventories consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Raw materials	$170,350	$174,895	$191,590
Work-in-process	115,282	114,306	116,790
Finished goods	358,319	346,594	327,810
Other	13,497	13,579	13,781
	657,448	649,374	649,971
Adjustment to value inventory
at cost on the LIFO method	(95,937)	(68,949)	(95,823)
	$561,511	$580,425	$554,148

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 5.    Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30,	Sept. 30,	Dec. 31,
	2012	2011	2011
	(Dollars in thousands)

Bank debt
Bank revolving loans	$320,000	$15,000	$-
U.S. term loans	520,000	520,000	520,000
Canadian term loans	82,571	79,194	79,323
Euro term loans	432,686	456,035	433,825
Other foreign bank revolving and term loans	134,444	115,696	97,874
Total bank debt	1,489,701	1,185,925	1,131,022

5% Senior Notes	500,000	-	-
7¼% Senior Notes, net of unamortized discount	-	245,025	245,237

Total debt	1,989,701	1,430,950	1,376,259
Less current portion	423,274	118,155	87,776
	$1,566,427	$1,312,795	$1,288,483

At September 30, 2012, amounts expected to be repaid within one year consisted of $320.0 million of bank revolving loans and $103.3 million of foreign bank revolving and term loans.

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
(Information at September 30, 2012 and 2011 and for the
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
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 6.    Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2012:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$422,525	$422,525

Liabilities:
Bank debt	1,489,701	1,489,701
5% Notes	500,000	523,750
Interest rate swap agreements	13,812	13,812
Natural gas swap agreements	13	13

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at September 30, 2012 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of these agreements reflects the estimated amounts that we would pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 6.    Financial Instruments (continued)

Financial Instruments Not Measured at Fair Value

Our bank debt and 5% Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to record them at fair value.  For purposes of the table above, we measured the fair value of our variable rate bank debt using Level 2 inputs and the fair value of our 5% Notes using Level 1 inputs.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2012, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2012 was recorded in our Condensed Consolidated Balance Sheet as a liability of $13.8 million, of which $5.3 million was included in accrued liabilities and $8.5 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2012 were losses, net of income taxes, of $0.8 million and $2.5 million, respectively.  We estimate that we will reclassify losses of $2.9 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 6.    Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2012, the aggregate notional principal amount of our outstanding interest rate swap agreements was $285.6 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2012, net payments under our interest rate swap agreements were $1.2 million and $3.2 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

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

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2012, the aggregate notional principal amount of our natural gas swap agreements was 546,000 MMBtu of natural gas with fixed prices ranging from $3.029 to $4.814 per MMBtu, which hedges approximately 13 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2012, net payments under our natural gas swap agreements were $0.2 million and $1.2 million, respectively.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have initially financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency (losses) gains related to our net investment hedges included in other comprehensive income (loss) for the three and nine months ended September 30, 2012 were ($15.1) million and $1.1 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 7.    Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$3,690	$2,925	$11,089	$10,435
Interest cost	6,688	7,162	20,517	21,477
Expected return on plan assets	(12,127)	(10,213)	(34,441)	(30,613)
Amortization of prior service cost	395	512	1,348	1,533
Amortization of actuarial losses	2,950	2,105	9,126	6,090
Curtailment gain	-	(449)	-	(449)
Net periodic benefit cost	$1,596	$2,042	$7,639	$8,473

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Service cost	$156	$129	$611	$647
Interest cost	435	514	1,575	1,829
Amortization of prior service credit	(655)	(650)	(1,963)	(1,935)
Amortization of actuarial (gains) losses	(138)	(191)	4	93
Net periodic benefit (credit) cost	$(202)	$(198)	$227	$634

As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, there are no significant minimum required contributions to our pension plans in 2012.  In the first nine months of 2012, we made voluntary contributions to our domestic pension benefit plans of $76.0 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
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

Note 9.    Dividends

In each of March, June and September 2012, we paid a quarterly cash dividend on our common stock of $0.12 per share, as approved by our Board of Directors.  The aggregate cash payments related to these dividends totaled $25.4 million.

On November 8, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on December 17, 2012 to holders of record of our common stock on December 3, 2012.  The cash payment related to this dividend is expected to be $8.4 million.

Note 10.  Treasury Stock

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. Pursuant to this authorization, we repurchased 799,533 shares of our common stock at an average price per share of $42.35, for a total purchase price of $33.9 million, during the nine months ended September 30, 2012.  At September 30, 2012, we had $250.3 million available under this authorization for the repurchase of our common stock.

During the first nine months of 2012, we issued 132,846 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 43,874 shares of our common stock at an average cost of $42.64 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.  We account for the treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2012, 18,346,468 shares were held in treasury.

Note 11.  Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2012, 287,604 restricted stock units were granted to certain of our officers, other key employees and non-employee members of our Board of Directors.  The fair value of these restricted stock units at the grant date was $12.2 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 12.  Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

	Metal		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2012

Net sales	$814,111	$182,730	$142,706	$-	$1,139,547
Depreciation and amortization(1)	21,920	7,900	10,755	22	40,597
Rationalization charges (credit)	1,732	453	(137)	-	2,048
Segment income from operations(2) (3)	103,453	24,134	6,221	(1,376)	132,432

Three Months Ended September 30, 2011

Net sales	$798,663	$189,554	$159,791	$-	$1,148,008
Depreciation and amortization(1)	20,498	8,353	11,269	417	40,537
Rationalization charges	-	339	343	-	682
Segment income from operations	111,745	24,369	3,802	(3,865)	136,051

Nine Months Ended September 30, 2012

Net sales	$1,738,684	$528,782	$462,050	$-	$2,729,516
Depreciation and amortization(1)	64,926	24,110	31,690	729	121,455
Rationalization charges	1,732	2,594	1,483	-	5,809
Segment income from operations(2) (3)	185,604	65,072	24,201	(8,044)	266,833

Nine Months Ended September 30, 2011

Net sales	$1,671,404	$534,133	$467,781	$-	$2,673,318
Depreciation and amortization(1)	58,481	25,074	33,576	1,264	118,395
Rationalization charges	1,378	1,731	1,673	-	4,782
Segment income from operations(2) (3)	192,984	62,866	14,629	13,677	284,156

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.2 million and amortization of debt discount and issuance costs of $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and amortization of debt discount and issuance costs of $3.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Income from operations for corporate includes costs attributable to announced acquisitions of $0.8 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, and also includes income of $25.2 million for the nine months ended September 30, 2011 for proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., or the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

(3)
Income from operations of the metal containers segment includes new plant start-up costs of $1.4 million and $4.3 million for the three and nine months ended September 30, 2012, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million for the nine months ended September 30, 2011.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2012 and 2011 and for the
three and nine months then ended is unaudited)

Note 12.  Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Total segment income from operations	$132,432	$136,051	$266,833	$284,156
Interest and other debt expense	16,005	17,268	86,326	47,654
Income before income taxes	$116,427	$118,783	$180,507	$236,502

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

On August 30, 2012, we acquired PFC from Rexam PLC for an aggregate purchase price of $248.1 million. This business, with sales of approximately $90.0 million for the year ended December 31, 2011, provides thermoformed packaging solutions such as retortable bowls and barrier trays to many of the world’s leading packaged food and ready-meal companies.  We funded the purchase price for this acquisition from cash on hand.

On July 10, 2012, we acquired Öntaş for an aggregate purchase price of $18.2 million, which we funded from cash on hand.  Öntaş, with sales of approximately $30.0 million for the year ended December 31, 2011, is a leading supplier of food cans and vacuum closures in the Turkish market.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
Net sales
Metal containers	71.5%	69.6%	63.7%	62.5%
Closures	16.0	16.5	19.4	20.0
Plastic containers	12.5	13.9	16.9	17.5
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.3	84.0	85.0	85.0
Gross profit	15.7	16.0	15.0	15.0
Selling, general and administrative expenses	3.9	4.0	5.0	4.2
Rationalization charges	0.2	0.1	0.2	0.2
Income from operations	11.6	11.9	9.8	10.6
Interest and other debt expense	1.4	1.5	3.2	1.8
Income before income taxes	10.2	10.4	6.6	8.8
Provision for income taxes	3.3	3.5	2.1	3.0
Net income	6.9%	6.9%	4.5%	5.8%

Summary unaudited results of operations for the three and nine months ended September 30, 2012 and 2011 are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
	(Dollars in millions)

Net sales
Metal containers	$814.1	$798.7	$1,738.7	$1,671.4
Closures	182.7	189.5	528.8	534.1
Plastic containers	142.7	159.8	462.0	467.8
Consolidated	$1,139.5	$1,148.0	$2,729.5	$2,673.3

Income from operations
Metal containers (1)	$103.5	$111.7	$185.6	$193.0
Closures (2)	24.1	24.4	65.1	62.9
Plastic containers (3)	6.2	3.8	24.2	14.6
Corporate(4)	(1.4)	(3.8)	(8.1)	13.7
Consolidated	$132.4	$136.1	$266.8	$284.2

 _____________

(1)
Includes new plant start-up costs of $1.4 million and $4.3 million for the three and nine months ended September 30, 2012, respectively.  Includes rationalization charges of $1.7 million for each of the three and nine months ended September 30, 2012 and rationalization charges of $1.4 million for the nine months ended September 30, 2011. Includes a charge for the resolution of a past product liability dispute of $3.3 million for the nine months ended September 30, 2011.

(2)
Includes rationalization charges of $0.5 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.6 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

(3)
Includes a rationalization credit of $0.1 million and rationalization charges of $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and rationalization charges of $1.5 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

(4)
Includes costs attributable to announced acquisitions of $0.8 million and $1.5 million for the three and nine months ended September 30, 2012, respectively.   Includes income of $25.2 million for the nine months ended September 30, 2011 for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs associated with certain corporate development activities.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Overview.  Consolidated net sales were $1,139.5 million in the third quarter of 2012, representing a 0.7 percent decrease as compared to the third quarter of 2011, due primarily to the impact of unfavorable foreign currency translation of approximately $23.4 million, a decrease in unit volumes in the plastic container business, weaker economic conditions in Europe and lower average selling prices as a result of the pass through of lower resin costs, mostly offset by an increase in unit volumes in the metal container and closures businesses, higher average selling prices as a result of the pass through of higher raw material costs in the metal container business and the inclusion of net sales from acquisitions.  Income from operations for the third quarter of 2012 of $132.4 million decreased by $3.7 million, or 2.7 percent, as compared to the same period in 2011 primarily due to declines in the European markets, the negative impact from lower absorption of overhead costs due to inventory reductions in the metal container business, a decrease in unit volumes in the plastic container business, an increase in rationalization charges and costs associated with the start-up of new metal container production facilities in eastern Europe and the Middle East, partially offset by an increase in unit volumes in the metal container and closures businesses, the favorable comparison of the year-over-year resin pass through lag effect which benefitted the third quarter of 2012, cost reduction initiatives and continued improvements in operating performance.  Rationalization charges were $2.1 million and $0.6 million for the third quarter of 2012 and 2011, respectively.  Net income for the third quarter of 2012 was $78.7 million, or $1.13 per diluted share, as compared to $78.8 million, or $1.12 per diluted share, for the same period in 2011.

Net Sales.  The $8.5 million decrease in consolidated net sales in the third quarter of 2012 as compared to the third quarter of 2011 was the result of lower net sales in the closures and plastic container businesses, partially offset by higher net sales in the metal container business.

Net sales for the metal container business increased $15.4 million, or 1.9 percent, in the third quarter of 2012 as compared to the same period in 2011.  This increase was primarily attributable to an increase in unit volumes and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $12.0 million.  Unit volumes increased in the third quarter of 2012 primarily as a result of an improved fresh vegetable pack in 2012 as compared to a weak vegetable pack in 2011 and net sales contributed from the recent acquisition of Öntaş.

Net sales for the closures business decreased $6.8 million, or 3.6 percent, in the third quarter of 2012 as compared to the same period in 2011.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $10.9 million, partially offset by an increase in unit volumes.

Net sales for the plastic container business in the third quarter of 2012 decreased $17.1 million, or 10.7 percent, as compared to the same period in 2011.  This decrease was principally a result of lower unit volumes partially due to planned third quarter shut downs by certain customers, lower average selling prices as a result of the pass through of lower resin costs and the unfavorable impact of foreign currency translation of approximately $0.5 million, partially offset by the inclusion of net sales from PFC which was acquired on August 30, 2012.

Gross Profit.  Gross profit margin decreased 0.3 percentage points to 15.7 percent in the third quarter of 2012 as compared to the same period in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 3.9 percent for the third quarter of 2012 as compared to 4.0 percent for the same period in 2011.  Selling, general and administrative expenses decreased $1.9 million to $44.3 million for the third quarter of 2012 as compared to $46.2 million for the same period in 2011.

Income from Operations.  Income from operations for the third quarter of 2012 decreased by $3.7 million as compared to the third quarter of 2011, and operating margin decreased to 11.6 percent from 11.9 percent over the same periods.  The decrease in income from operations was primarily due to a decrease in income from operations in the metal container business, partially offset by an increase in income from operations in the plastic container business and lower selling, general and administrative expenses.

Income from operations of the metal container business for the third quarter of 2012 decreased $8.2 million, or 7.3 percent, as compared to the same period in 2011, and operating margin decreased to 12.7 percent from 14.0 percent over the same periods.  These decreases were primarily the result of the negative impact from lower absorption of overhead costs due to inventory reductions in the third quarter of 2012 in excess of reductions in 2011.  Also contributing to these decreases were lower price realization in the European markets largely in exchange for improved credit terms negotiated earlier in the year, rationalization charges of $1.7 million in the third quarter of 2012 from the recently announced closing of the Kingsburg, California manufacturing facility and costs of $1.4 million associated with the start-up of new production facilities in eastern Europe and one new facility in the Middle East.  These decreases were partially offset by an increase in unit volumes.

Income from operations of the closures business for the third quarter of 2012 decreased $0.3 million, or 1.2 percent, to $24.1 million as compared to $24.4 million for the same period in 2011, while operating margin increased to 13.2 percent from 12.9 percent over the same periods.  The slight decrease in income from operations was primarily attributable to declines in Europe resulting from on-going macroeconomic issues and higher rationalization charges, mostly offset by volume improvements in the U.S. largely in the single-serve beverage market, improved manufacturing efficiencies and on-going operating cost savings.  Rationalization charges of $0.5 million and $0.3 million were recognized in the third quarters of 2012 and 2011, respectively.

Income from operations of the plastic container business for the third quarter of 2012 increased $2.4 million, or 63.2 percent, to $6.2 million as compared to $3.8 million for the same period in 2011, and operating margin increased to 4.3 percent from 2.4 percent over the same periods.  These increases were primarily attributable to continued improvement in operating performance, the favorable comparison of the year-over-year resin pass through lag effect which benefited the third quarter of 2012 and lower rationalization charges, partially offset by a decrease in unit volumes.  A rationalization credit of $0.1 million and rationalization charges of $0.3 million were recognized in the third quarters of 2012 and 2011, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the third quarter of 2012 decreased $1.3 million to $16.0 million as compared to the same period in 2011.  The third quarter of 2011 included a loss on early extinguishment of debt of $1.0 million as a result of the refinancing of the senior secured credit facility in July 2011.

Provision for Income Taxes. The effective tax rate for the third quarter of 2012 was 32.4 percent as compared to 33.7 percent in the same period of 2011.  The effective tax rate for the third quarter of 2012 benefited from the resolution of certain issues with tax authorities and changes to statutory rates enacted in certain jurisdictions.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Overview.  Consolidated net sales were $2.73 billion in the first nine months of 2012, representing a 2.1 percent increase as compared to the first nine months of 2011, primarily due to the inclusion of net sales from acquisitions, higher average selling prices in the metal container and plastic container businesses due to the pass through of higher raw material costs, higher unit volumes in the metal container and closures businesses principally in the U.S. and a favorable mix of products sold in the plastic container business.  These increases were partially offset by the impact of unfavorable foreign currency translation of $46.6 million, lower unit volumes in the plastic container business and lower net sales in Europe due to weak economic conditions.  Income from operations for the first nine months of 2012 decreased by $17.4 million, or 6.1 percent, as compared to the same period in 2011 as a result of income of $25.2 million in 2011 for proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, the impact from weak economic conditions in Europe, the unfavorable impact from inventory reductions in the metal container business, start-up costs for new metal container production facilities in eastern Europe and the Middle East and an increase in rationalization charges.  These decreases were partially offset by higher unit volumes in the metal container and closures businesses, the favorable comparison of the year-over-year resin pass through lag effect, improved manufacturing efficiencies and ongoing cost controls and a $3.3 million charge in 2011 related to the resolution of a past product liability dispute.  Rationalization charges were $5.8 million and $4.8 million for the first nine months of 2012 and 2011, respectively.  Results for the first nine months of 2012 and 2011 included a loss on early extinguishment of debt of $38.7 million and $1.0 million, respectively.  Net income for the first nine months of 2012 was $122.0 million, or $1.74 per diluted share, as compared to $156.1 million, or $2.22 per diluted share, for the same period in 2011.

Net Sales.  The $56.2 million increase in consolidated net sales in the first nine months of 2012 as compared to the first nine months of 2011 was due to higher net sales in the metal container business, partially offset by lower net sales in the closures and plastic container businesses.

Net sales for the metal container business increased $67.3 million, or 4.0 percent, in the first nine months of 2012 as compared to the same period in 2011.  This increase was primarily attributable to the inclusion of a full nine months of net sales from acquisitions completed in 2011, higher average selling prices as a result of the pass through of higher raw material costs and an increase in unit volumes, partially offset by the impact of unfavorable foreign currency translation of approximately $20.9 million and the impact from weak economic conditions in Europe.

Net sales for the closures business in the first nine months of 2012 decreased $5.3 million, or 1.0 percent, as compared to the same period in 2011.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $23.1 million and lower net sales in Europe due to weak economic conditions, partially offset by higher unit volumes principally for the single-serve beverage market in the U.S.

Net sales for the plastic container business in the first nine months of 2012 decreased $5.8 million, or 1.2 percent, as compared to the same period in 2011.  This decrease was primarily the result of the impact of lower unit volumes and unfavorable foreign currency translation of approximately $2.6 million, partially offset by higher average selling prices due to the pass through of higher raw material costs, the inclusion of net sales from PFC and a favorable mix of products sold.

Gross Profit.  Gross Profit margin remained unchanged at 15.0 percent for the first nine months of 2012 as compared to the same period in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $22.6 million to $135.5 million for the nine months ended September 30, 2012 as compared to $112.9 million for the same period in 2011.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.0 percent for the first nine months of 2012 as compared to 4.2 percent for the same period in 2011.  These increases were primarily due to the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.

Income from Operations.  Income from operations for the first nine months of 2012 decreased by $17.4 million, or 6.1 percent, as compared to the first nine months of 2011 and operating margin decreased to 9.8 percent from 10.6 percent over the same periods, principally due to the inclusion in 2011 of income of $25.2 million from proceeds received as a result of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, and lower income from operations in the metal container business, partially offset by higher income from operations in the closures and plastic container businesses.

Income from operations of the metal container business for the first nine months of 2012 decreased $7.4 million, or 3.8 percent, as compared to the same period in 2011, and operating margin decreased to 10.7 percent from 11.5 percent over the same periods.  These decreases were primarily the result of the unfavorable impact from inventory reductions in the third quarter of 2012 in excess of reductions in 2011, the impact from weak economic conditions in Europe, an increase in depreciation expense, start-up costs of $4.3 million for new production facilities in eastern Europe and the Middle East and an increase in rationalization charges of $0.3 million, partially offset by an increase in unit volumes and a $3.3 million charge in 2011 related to the resolution of a past product liability dispute.

Income from operations of the closures business for the first nine months of 2012 increased $2.2 million, or 3.5 percent, as compared to the same period in 2011, and operating margin increased to 12.3 percent from 11.8 percent over the same periods.  These increases were primarily attributable to higher unit volumes principally for the single-serve beverage market in the U.S. and the benefits of ongoing cost reduction initiatives and improved manufacturing efficiencies, partially offset by price pressure in the European market due to macroeconomic issues and higher rationalization charges.  Rationalization charges of $2.6 million and $1.7 million were recognized in the first nine months of 2012 and 2011, respectively.

Income from operations of the plastic container business for the first nine months of 2012 increased $9.6 million, or 65.8 percent, as compared to the same period in 2011, and operating margin increased to 5.2 percent from 3.1 percent over the same periods.  These increases were primarily attributable to the favorable comparison of the year-over-year resin pass through lag effect, continued improvement in operating performance, a favorable mix of products sold and lower rationalization charges, partially offset by lower unit volumes.  Rationalization charges of $1.5 million and $1.7 million were recognized in the first nine months of 2012 and 2011, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2012 increased $0.9 million to $47.6 million as compared to the same period in 2011.  As a result of the redemption of the 7¼% Notes on April 9, 2012, we recorded a pre-tax charge of $38.7 million for the loss on early extinguishment of debt in the first nine months of 2012.  The first nine months of 2011 included a loss on early extinguishment of debt of $1.0 million as a result of the refinancing of the senior secured credit facility in July 2011.

Provision for Income Taxes.  The effective tax rate for the first nine months of 2012 was 32.4 percent as compared to 34.0 percent in the same period of 2011.  The effective tax rate for the first nine months of 2012 was favorably impacted by the cumulative adjustment of reductions in the enacted tax rates in certain foreign countries and the resolution of certain issues with tax authorities.

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

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Notes at 100 percent of their principal amount.  Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.  Proceeds from the issuance of the 5% Notes were used to redeem all of the outstanding $250 million aggregate principal amount of our 7¼% Notes in April 2012, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.  As a result of this redemption, we incurred a $38.7 million loss on early extinguishment of debt for the premium paid in connection with this redemption and the write-off of unamortized debt issuance costs and discount during the second quarter of 2012.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2012, we used proceeds from the issuance of long-term debt of $526.6 million and net borrowings of revolving loans of $325.4 million to fund repayments of long-term debt of $284.2 million (including the redemption of our 7¼% Notes for $280.9 million), the acquisitions of PFC and Öntaş for $266.5 million, cash used in operations of $6.0 million (including contributions of $76.0 million to our domestic pension benefit plans), decreases in outstanding checks of $66.2 million, net capital expenditures of $83.3 million, deferred payments of purchase price for acquisitions of $51.0 million, repurchases of our common stock of $33.9 million, dividends paid on our common stock of $25.4 million, debt issuance costs of $9.8 million related to the 5% Notes and net payments for stock-based compensation issuances of $0.3 million and to increase cash and cash equivalents by $25.4 million.

For the nine months ended September 30, 2011, we used proceeds from long-term debt of $1,088.8 million, net borrowings of revolving loans of $46.3 million, cash provided by operating activities of $76.2 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities) and cash and cash equivalents of $34.8 million to fund the repayment of long-term debt of $689.6 million, the acquisitions of VN, the twist-off metal closures operations of DGS S.A. in Poland and the metal container manufacturing assets of Nestlé Purina PetCare Company for $289.4 million, decreases in outstanding checks of $92.9 million, net capital expenditures of $119.9 million, repurchases of our common stock of $15.8 million, debt issuance costs of $12.9 million related to the Credit Agreement, dividends paid on our common stock of $23.4 million and net payments for stock-based compensation issuances of $2.2 million.

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

At September 30, 2012, we had $320.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2012 was $451.5 million.

On November 8, 2012, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable on December 17, 2012 to holders of record of our common stock on December 3, 2012. The cash payment related to this dividend is expected to be $8.4 million.

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

Rationalization Charges

In the third quarter of 2012, we announced a plan to exit our Kingsburg, California metal container manufacturing facility.  Our plan included the termination of approximately 50 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $2.4 million consist of $1.5 million for employee severance and benefits, $0.2 million for plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets.  Through September 30, 2012, we recognized a total of $1.7 million of costs, which consisted of $1.5 million of employee severance and benefits and $0.2 million for the non-cash write-down in carrying value of assets.  Remaining expenses of $0.7 million are expected primarily in 2012.  Remaining cash expenditures of $1.7 million are expected in 2012 and thereafter.

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility.  Our plan included the termination of approximately 32 employees and other related plant exit costs.  The total estimated costs for the rationalization of this facility of $2.7 million consist of $0.2 million for employee severance and benefits, $1.6 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets.  Through September 30, 2012, we recognized a total of $2.1 million of costs, which consisted of $0.2 million of employee severance and benefits, $1.0 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets.  The plant has ceased operations.  Remaining expenses of $0.6 million are expected primarily in 2012.  Remaining cash expenditures of $0.6 million are expected in 2012 and thereafter.

In the first quarter of 2012, we announced plans to reduce costs in the U.S. corporate office and European manufacturing facilities of our closures business through the termination of approximately 49 employees, with total estimated costs of $3.0 million for employee severance and benefits.  Through September 30, 2012, we recognized a total of $1.9 million of costs and made cash payments of $0.8 million.  Remaining expenses of $1.1 million are expected primarily in 2012.  Remaining cash expenditures of $2.2 million are expected in 2012 and thereafter.

Under our rationalization plans, we made cash payments of $4.7 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively.  Total future cash spending of $11.8 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Since such filing, other than the changes discussed in Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2012 pursuant to the authorization of our Board of Directors to repurchase up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (i)
				(d)
			(c)	Approximate
	(a)		Total Number of	Dollar Value of
	Total	(b)	Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or Programs
	Purchased	per Share	or Programs	(in millions)

July 1-31, 2012	53,377	$40.84	53,377	$259.9
August 1-31, 2012	199,766	$40.63	199,766	$251.8
September 1-30, 2012	35,512	$41.71	35,512	$250.3

Total	288,655	$40.80	288,655	$250.3

    _____________

(i) On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.

Item 5.      Other Information

(a)  Other Information

On November 8, 2012, our Board of Directors approved a form of indemnification agreement for our directors and executive officers and approved and authorized Silgan to enter into indemnification agreements with our directors and executive officers. The summary description below of certain of the terms of the indemnification agreements is qualified in its entirety by reference to the form of indemnification agreement filed herewith as Exhibit 10.1.

In general, the indemnification agreements provide that, to the fullest extent permitted by law, we will indemnify the indemnitees for all expenses (including attorneys’ fees) and judgments, fines and amounts paid in settlement that are incurred by the indemnitee or on the indemnitee’s behalf as a result of legal proceedings to which the indemnitee was made, or was threatened to be made, a party or participant by virtue of the indemnitee having served as our director, officer, employee or agent, or having served at our request as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. Under the agreements, we are obligated to advance expenses and judgments, fines and amounts paid in settlement that are incurred by the indemnitee upon an indemnitee’s request, provided the indemnitee delivers an undertaking to repay any amounts advanced if it is ultimately determined that the indemnitee is not entitled to be indemnified by us as authorized by the agreement or otherwise.  The indemnification agreements also establish processes and procedures for indemnification claims and advancement of expenses.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Form of Indemnification Agreement for Directors and Executive Officers.

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated:     November 9, 2012
/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	Form of Indemnification Agreement for Directors and Executive Officers.

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2012 and 2011.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.