Form 10-K
period 2012-12-31
SILGAN HOLDINGS INC
filed 2013-02-28
CIK 849869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.085 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 11, 2013, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 63,679,106.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I

ITEM 1. BUSINESS.

GENERAL

We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We had consolidated net sales of approximately $3.6 billion in 2012. Our products are used for a wide variety of end markets and we operate 81 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and

•

custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products.

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2012 of approximately half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries that have become operational recently. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2012, our metal container business had net sales of $2.29 billion (approximately 63.9 percent of our consolidated net sales) and income from operations of $231.5 million (approximately 69.0 percent of our consolidated income from operations excluding corporate expense).

We are also a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our leadership position in vacuum closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. In addition, we manufacture plastic closures for the North American dairy and juice markets. We have 16 closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2012, our closures business had net sales of $680.1 million (approximately 19.0 percent of our consolidated net sales) and income from operations of $73.1 million (approximately 21.8 percent of our consolidated income from operations excluding corporate expense).

Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 21 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2012, our plastic container business had net sales of $614.5 million (approximately 17.1 percent of our consolidated net sales) and income from operations of $30.8 million (approximately 9.2 percent of our consolidated income from operations excluding corporate expense).

Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2013 approximately 90 percent of our projected metal container sales in North America, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.

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

OUR HISTORY

We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired twenty-nine businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe and have increased our overall share of the metal food container market in the United States from approximately 10 percent in 1987 to approximately half of the market in 2012. Through acquisitions, we have become a leading worldwide manufacturer of vacuum closures for food and beverage products, with net sales of $680.1 million in 2012. We have also grown our market position in the plastic container business since 1987, with net sales increasing almost sevenfold to $614.5 million in 2012. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures

Acquired Business	Year	Products
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers

In July 2012, we acquired Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S., or Öntaş, a leading manufacturer of metal containers and metal vacuum closures in the Turkish market.

In August 2012, we acquired the plastic food container operations of Rexam PLC, which operations now operate under the name Silgan Plastic Food Containers, or PFC. PFC manufactures and sells barrier and non-barrier plastic thermoformed bowls and trays for shelf-stable foods to many of the world’s leading packaged food and ready-meal companies.

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

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE

Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2011, we funded the purchase price for the metal container operations of Vogel & Noot Holding AG, or VN, with Euro denominated borrowings under our previous senior secured credit facility, or our 2010 Credit Facility. In 2011, we also refinanced our 2010 Credit Facility with a new $1.9 billion senior secured credit facility, or our Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other strategic initiatives, and we funded repurchases of our common stock for $15.8 million and the purchase price for Nestlé Purina PetCare’s steel container self-manufacturing assets, or Purina Steel Can, with cash on hand. In March 2012, we issued $500 million of 5% Senior Notes due 2020, or the 5% Notes, and used part of the proceeds from that issuance to redeem all $250 million of our 7 1/4% Senior Notes due 2016, or the 7 1/4% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş and PFC with cash on hand. Additionally, in November 2012, we commenced a “modified Dutch auction” tender offer pursuant to which we purchased 5,524,861 shares of our common stock for $250.0 million on February 8, 2013. We ended 2012 with $465.6 million of cash and cash equivalents on hand, of which we used $250.0 million to fund the purchase price of the 5,524,861 shares of our common stock that we purchased on February 8, 2013 pursuant to our tender offer and the remainder of which we can use to fund our working capital requirements or for other strategic initiatives. In addition, at December 31, 2012, after taking into account letters of credit of $28.1 million, we had $761.9 million and Cdn $10 million of revolving loans available to us under our Credit Agreement for working capital requirements and other strategic initiatives.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH

We intend to continue to increase our market share in our current business lines and related business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations over the last ten years.

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. As a result, we are now a leading manufacturer of metal containers in North America and Europe. Through VN, we are further expanding our metal container business into developing Eastern countries, with three new locations becoming operational recently and an additional new location expected to become operational in the near term in such area. In addition, we further expanded our metal container business into the Turkish market with our acquisition of Öntaş in 2012.

Additionally, during the past twenty-six years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers.

While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2012, approximately 65 percent of our metal food containers sold had an easy-open end. In addition, we have made significant capital investments to expand VN into new developing Eastern countries.

With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. In 2012, we expanded our closures business into the Turkish market with our acquisition of Öntaş. In 2010, we broadened our closures business through our acquisition of IPEC Global, Inc., or IPEC, which manufactures plastic closures primarily for the North American dairy and juice markets. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.

We have grown our market position for our plastic container business since 1987, with net sales increasing almost sevenfold to $614.5 million in 2012. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical markets.

ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS

We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2008, we have closed three metal container manufacturing facilities, one closures manufacturing facility and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.

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

METAL CONTAINERS—63.9 PERCENT OF OUR CONSOLIDATED NET SALES IN 2012

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2012 of approximately half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. For 2012, our metal container business had net sales of $2.29 billion (approximately 63.9 percent of our consolidated net sales) and income from operations of $231.5 million (approximately 69.0 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected North American metal container sales in 2013 will be pursuant to multi-year customer supply arrangements.

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

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. Through VN, we are further expanding our metal container business into developing Eastern countries, with three new locations becoming operational recently and an additional location expected to become operational in the near term in such area. In addition, we further expanded our metal container business into the Turkish market with our acquisition of Öntaş in 2012.

CLOSURES—19.0 PERCENT OF OUR CONSOLIDATED NET SALES IN 2012

We are a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic vacuum closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We also provide plastic closures to the dairy and juice markets. We have 16 closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2012, our closures business had net sales of $680.1 million (approximately 19.0 percent of our consolidated net sales) and income from operations of $73.1 million (approximately 21.8 percent of our consolidated income from operations excluding corporate expense).

We manufacture metal, composite and plastic vacuum closures for food and beverage products, such as juices and juice drinks, ready-to-drink teas, sports and energy drinks, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food, baby juices and infant formula products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize removal torques and to enhance openability of our closures while meeting applicable regulatory requirements. We offer our customers an extensive range of printing options for our closures. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering for food and beverage products. In addition, we manufacture plastic closures for the dairy and juice markets. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.

PLASTIC CONTAINERS—17.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2012

We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. Through our acquisition of PFC, we are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. For 2012, our plastic container business had net sales of $614.5 million (approximately 17.1 percent of our consolidated net sales) and income from operations of $30.8 million (approximately 9.2 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing almost sevenfold.

We manufacture custom designed and stock HDPE containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, cosmetics and toiletries; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We manufacture custom designed and stock PET containers for mouthwash, shampoos, conditioners, respiratory and gastrointestinal products, liquid soap, skin care lotions, peanut butter, salad dressings, condiments and liquor. We also manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products, and plastic containers, closures, caps, sifters and fitments for food, household and pet care products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies. In addition, we manufacture plastic thermoformed barrier and non-barrier bowls and trays for food products, such as soups and other ready-to-eat meals and pet food, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes.

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

As of February 1, 2013, we operated a total of 81 manufacturing facilities in nineteen different countries throughout the world that serve the needs of our customers.

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

Our plastic thermoformed bowls, trays and tubs are manufactured by melting pellets of plastic resin into an extruded plastic sheet. The plastic sheet is then formed in a mold to make the plastic bowl, tray or tub.

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

METAL CONTAINER BUSINESS

We use tinplated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal container products. Although there has been significant consolidation of suppliers, we believe that we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future.

Our metal container supply arrangements with our customers in the United States provide for the pass through of changes in our metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through increases in our metal costs. In Europe, most supply arrangements are negotiated annually, and we generally pass along changes in our raw material costs to customers. Although no assurances can be given, we expect to be able to purchase sufficient quantities of steel to timely meet all of our customers’ requirements in 2013.

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

CLOSURES BUSINESS

We use tinplated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures.

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

In 2012, 2011 and 2010, approximately 12 percent, 11 percent and 11 percent, respectively, of our consolidated net sales were to Nestlé, and approximately 10 percent, 10 percent and 12 percent, respectively, of our consolidated net sales were to Campbell. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.

METAL CONTAINER BUSINESS

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2012 of approximately half of the market. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries that have become operational recently or are expected to become operational in the near term. Our largest customers for these products include Campbell, ConAgra Foods, Inc., Del Monte, General Mills, Inc., Hormel Foods Corp., or Hormel, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Stanislaus Food Products Company and Treehouse Foods, Inc.

We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected North American metal container sales in 2013 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2012 were $404.9 million. In September 2011, we acquired Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a ten year supply agreement with Nestlé for the steel container volume previously manufactured by Purina Steel Can. In addition to that supply agreement, we have another supply agreement with Nestlé for a substantial portion of the other metal food containers we supply Nestlé, which agreement runs until December 2019. These supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas. Additionally, we supply other metal food containers to Nestlé pursuant to purchase orders.

In connection with our June 1998 acquisition of the steel container manufacturing business of Campbell, we entered into a ten year supply agreement with Campbell to supply substantially all of Campbell’s steel container requirements to be used for the packaging of foods and beverages in the United States. In 2004, we extended the term of this supply agreement to the end of 2013. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell’s steel container requirements in Canada. In 2012, our net sales of metal food containers to Campbell were $317.5 million.

The Campbell agreement provides certain prices for containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon specified cost change formulas. The Campbell agreement permits Campbell to receive proposals from independent commercial can manufacturers for the supply of containers of a type and quality similar to the metal containers that we supply to Campbell. The proposals must be for the remainder of the term of the Campbell agreement and for 100 percent of the annual volume of containers at one or more of Campbell’s food processing plants. We have the right to retain the business subject to the terms and conditions of the competitive proposal. Upon any material breach by us, Campbell has the right to terminate this agreement. We are currently engaged in discussions with Campbell to extend the term of our supply agreement, although no assurances can be given that the term of our supply agreement with Campbell will be extended or that the terms of any such extension will not be less favorable to us than the terms of our current supply agreement with Campbell.

You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.

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

Our largest customers of our closures business include Andros Group, Campbell, The Coca-Cola Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, The J.M. Smucker Company, MillerCoors LLC, Nestlé Group, PepsiCo Inc., Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

In addition, we license our technology to five other manufacturers who supply products in China, India, Israel, Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.

PLASTIC CONTAINER BUSINESS

We are one of the leading manufacturers of custom designed and stock HDPE and PET containers sold in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force and a large network of distributors. More recently, we also market certain stock plastic containers for personal care and health care products through an on-line shopping catalog.

Our largest customers for our plastic container business include Avon Products Inc., Berlin Packaging LLC, Campbell, The Carriage House Inc., The Clorox Company, ConAgra Foods, Inc., Johnson & Johnson, Kraft Foods, Inc., L’Oréal, Mars, Incorporated, McCormick & Company, Inc., The Procter & Gamble Company, Treehouse Foods, Inc., TricorBraun, Unilever N.V. and Vi-Jon Laboratories, Inc.

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

CLOSURES BUSINESS

Our closures business competes primarily with Berry Plastics Corporation, Closures Systems International, Inc. (part of Rank Group Limited), Crown Holdings, Inc., Groupe Massilly and Tecnocap S.p.A. With our ability to manufacture an extensive range of metal, composite and plastic vacuum closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.

PLASTIC CONTAINER BUSINESS

Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Constar International, Inc., Graham Packaging Company Inc. (part of Rank Group Limited), Plastipak Packaging Inc. and Sonoco Products Company. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.

EMPLOYEES

As of December 31, 2012, we employed approximately 2,300 salaried and 6,700 hourly employees on a full-time basis. Approximately 46 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2012, Campbell provided us with approximately 110 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.

Our labor contracts expire at various times between 2013 and 2017. As of December 31, 2012, contracts covering approximately 18 percent of our hourly employees in the United States and Canada will expire during 2013. We expect no significant changes in our relations with these unions.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Financial and other information by segment and relating to geographic areas for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

For the year ended December 31, 2012, our foreign operations for all our businesses generated $742.5 million of net sales, which represents approximately 21 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.

At December 31, 2012, we had $1,671.3 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2012, after taking into account letters of credit of $28.1 million, we had $761.9 million and Cdn $10 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $750 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2012, we paid $59.6 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2012, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2012 interest expense by an aggregate of approximately $10.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2012.

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

DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indenture governing our 5% Notes does not restrict our ability to incur additional indebtedness.

THE TERMS OF OUR DEBT INSTRUMENTS RESTRICT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS AND MAY LIMIT OUR ABILITY TO IMPLEMENT ELEMENTS OF OUR GROWTH STRATEGY.

Our Credit Agreement contains numerous covenants, including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates;

•	engage in any business other than the packaging business and certain related businesses;

•	pay dividends; and

•	repurchase stock.

The indenture governing our 5% Notes contains certain covenants that also restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.

GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN THE CREDIT MARKETS AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

The global financial markets have experienced substantial disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, and the global economy has experienced a recession. In addition, credit and sovereign debt issues have destabilized certain European economies, thereby increasing global economic uncertainties, and there has been general economic weakness in European markets. If such economic conditions, disruption of global financial markets and tightening of credit in the financial markets were to continue, then, among other risks we face, our ability to refinance our indebtedness or obtain additional financing in the future, including, if necessary, to fund acquisitions, may be adversely affected. In addition, any such financing that we may obtain may be on terms that are more restrictive than the current terms of our indebtedness and may be at interest rates higher than the current interest rates for our indebtedness. These events could negatively affect our business, financial condition or results of operations. Additionally, any such financing would have to be effected in compliance with the agreements governing our then existing indebtedness. Under such circumstances, any approval that may be required under our then existing indebtedness for any such additional financing may require us to agree to more restrictive terms and/or higher interest rates for our then existing indebtedness.

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

Additionally, there has been concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments (such as a Eurozone country in which we operate replacing the Euro with its own currency) and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income from operations, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations.

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

Approximately 90 percent of our North American metal container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2012 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.

In addition, the loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.

DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.

We manufacture and sell metal and plastic rigid packaging for shelf-stable food and other consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds that we use, possibly resulting in the incurrence by us of additional costs. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2013. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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

THE COST OF PRODUCING OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY INCREASES TO THE PRICE OF ENERGY.

The cost of producing our products is sensitive to our energy costs, such as natural gas and electricity. We have, from time to time, entered into contracts to hedge a portion of our natural gas costs. Energy prices, in particular oil and natural gas prices, have been volatile in recent years, with a corresponding effect on our production costs.

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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.

As of December 31, 2012, we employed approximately 6,700 hourly employees on a full-time basis. Approximately 46 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia and South America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2013 and 2017. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our international operations generated approximately $742.5 million, or approximately 21 percent, of our consolidated net sales in 2012. As of February 1, 2013, we have a total of 25 manufacturing facilities in a total of 17 countries in Europe, Asia and South America, serving customers in over 90 countries worldwide, including several new manufacturing facilities in developing Eastern countries for our metal container business which have recently become operational. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries in a tax efficient manner;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	application of the Foreign Corrupt Practices Act and similar laws;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.

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

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.

As a result of our acquisitions, we have $510.8 million of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2012. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.

As of February 11, 2013, Messrs. Silver and Horrigan beneficially owned an aggregate of 19,231,641 shares of our common stock, or approximately 30 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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

In particular, our amended and restated certificate of incorporation provides that:

•	the Board of Directors is authorized to issue one or more classes of preferred stock having such designations, rights and preferences as may be determined by the Board;

•	the Board of Directors is divided into three classes, and each year approximately one-third of the directors are elected for a term of three years;

•	the Board of Directors is fixed at seven members; and

•	action taken by the holders of common stock must be taken at a meeting and may not be taken by consent in writing.

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

Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indenture governing the 5% Notes, we must make an offer to repurchase the 5% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indenture.

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

We own and lease properties for use in the ordinary course of business. The properties consist primarily of 44 operating facilities for the metal container business, 16 operating facilities for the closures business and 21 operating facilities for the plastic container business. We own 48 of these facilities and lease 33. The leases expire at various times through 2020. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2013 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	284,900	(leased)
Hoopeston, IL	323,600
Rochelle, IL	220,900
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	231,800	(leased)
Napoleon, OH	302,100	(leased)
Crystal City, TX	26,000	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000
Mitterdorf im Murtzal, Austria	206,000
Grodno, Belarus	42,000	(leased)
Leipzig, Germany	190,000
Meissen, Germany	139,000

Location	Approximate Building Area (square feet)
Agios Ionnis Renti, Greece	377,000
Skydra, Greece	269,000
Wadi al Rayan, Jordan	215,000
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	166,000
Tczew, Poland	117,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	77,000
Nove-Mesto nad Vahom, Slovakia	349,000	(65,000 leased)
Ljubljana-Zalog, Slovenia	145,000
Izmir, Turkey	170,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2013 for our closures business:

Location	Approximate Building Area (square feet)
Brewton, AL	55,500
Athens, GA	113,000	(leased)
Champaign, IL	184,900	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	80,300
West Hazleton, PA	151,500	(leased)
Pocos de Caldas, Brazil	39,800
Shanghai, China	49,400
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	49,800
Torello, Spain	71,900	(leased)
Valencia, Venezuela	87,800

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2013 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	140,000
Monroe, GA	139,600
Flora, IL	56,400
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	402,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Union, MO	195,000
Penn Yan, NY	103,000

Location	Approximate Building Area (square feet)
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)

We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois, Hannover, Germany and Norcross, Georgia. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we may sublease other facilities that we previously operated.

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

Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2013, we had 44 holders of record of our common stock.

We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2012, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.11 per share to $0.12 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors. Additionally, we are allowed to pay cash dividends on our common stock up to specified limits under our Credit Agreement. Such limits are materially higher than our current dividend amount.

The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2012
First Quarter	$44.39	$38.66	$0.12
Second Quarter	44.83	41.60	0.12
Third Quarter	44.64	40.00	0.12
Fourth Quarter	44.66	40.81	0.12

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2011
First Quarter	$38.49	$34.79	$0.11
Second Quarter	46.25	36.83	0.11
Third Quarter	42.01	33.93	0.11
Fourth Quarter	39.10	34.83	0.11

ISSUER PURCHASES OF EQUITY SECURITIES

On August 5, 2011, our Board of Directors authorized the repurchase of up to $300 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of up to an additional $100 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we have repurchased $49.9 million of our common stock through open market purchases, including $0.2 million in the fourth quarter of 2012, and an additional $250.0 million of our common stock on February 8, 2013 pursuant to our “modified Dutch auction” tender offer commenced in November 2012 (including 515,806 shares beneficially owned by Mr. Horrigan, our Non-Executive Co-Chairman of the Board, for $23.3 million). Accordingly, as of February 8, 2013, after giving effect to repurchases of our common stock through such date including under such tender offer, we are authorized to repurchase up to approximately $100.1 million of our common stock.

The following table provides information about our equity securities that we repurchased during the fourth quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2012	5,813	$42.30	5,813	$250.1
November 1-30, 2012	—	—	—	$350.1
December 1-31, 2012	—	—	—	$350.1

Total	5,813	$42.30	5,813	$350.1	(1)

(1)	This amount has subsequently been reduced by $250.0 million paid on February 8, 2013 for the purchase of 5,524,861 shares of our common stock pursuant to our “modified Dutch auction” tender offer that we commenced in November 2012.

ITEM 6. SELECTED FINANCIAL DATA.

In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2012. Our consolidated financial statements for the five years ended December 31, 2012 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data

	Year Ended December 31,
	2012(a)	2011(a)	2010(a)	2009	2008
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,588.3	$3,509.2	$3,071.5	$3,066.8	$3,121.0
Cost of goods sold	3,070.7	2,990.6	2,599.1	2,605.7	2,694.4

Gross profit	517.6	518.6	472.4	461.1	426.6
Selling, general and administrative expenses (b)	183.4	156.8	166.9	161.0	160.7
Rationalization charges	8.7	7.7	22.2	1.5	12.2

Income from operations	325.5	354.1	283.3	298.6	253.7
Interest and other debt expense before loss on early extinguishment of debt	63.0	63.0	54.1	49.7	60.1
Loss on early extinguishment of debt	38.7	1.0	7.5	1.3	—

Interest and other debt expense	101.7	64.0	61.6	51.0	60.1

Income before income taxes	223.8	290.1	221.7	247.6	193.6
Provision for income taxes	72.5	96.9	77.1	88.2	68.6

Net income	$151.3	$193.2	$144.6	$159.4	$125.0

Per Share Data: (c)
Basic net income per share	$2.18	$2.76	$1.91	$2.09	$1.65

Diluted net income per share	$2.17	$2.75	$1.89	$2.07	$1.63

Dividends per share	$0.48	$0.44	$0.42	$0.38	$0.34

Selected Segment Data:
Net sales:
Metal containers	$2,293.7	$2,211.5	$1,864.1	$1,916.2	$1,786.3
Closures	680.1	687.8	618.8	609.1	682.8
Plastic containers	614.5	609.9	588.6	541.5	651.9
Income from operations:
Metal containers (d)	231.5	256.3	232.6	206.4	162.2
Closures (e)	73.1	75.9	58.6	74.1	59.8
Plastic containers (f)	30.8	12.6	10.3	31.3	43.8

(continued)

Selected Financial Data

	Year Ended December 31,
	2012(a)	2011(a)	2010(a)	2009	2008
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$119.2	$173.0	$105.4	$99.6	$122.9
Depreciation and amortization (g)	165.0	158.8	142.9	145.3	144.0
Net cash provided by operating activities	351.7	359.6	187.3	322.8	345.4
Net cash used in investing activities	(436.8)	(459.8)	(151.8)	(96.7)	(135.7)
Net cash provided by (used in) financing activities	153.6	322.1	(166.1)	(83.3)	(142.6)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$465.6	$397.1	$175.2	$305.8	$163.0
Goodwill	510.8	389.9	324.8	303.7	300.4
Total assets	3,293.5	2,979.1	2,176.0	2,214.4	2,164.3
Total debt	1,671.3	1,376.3	904.7	799.4	884.9
Stockholders’ equity	753.6	658.0	553.6	685.8	525.0

Notes to Selected Financial Data

(a)	In July 2012, we acquired Öntaş in Turkey, and in August 2012 we acquired the plastic food container operations of Rexam PLC. In 2011, we acquired the metal container operations of Vogel & Noot Holding AG in Central and Eastern Europe, the twist-off metal closures operations of DGS S.A. in Poland and Nestlé Purina PetCare’s steel container self-manufacturing assets in the United States. In November 2010, we acquired IPEC Global, Inc.
(b)	Selling, general and administrative expenses include income of $25.2 million in 2011 for proceeds of $39.5 million received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities, and costs attributable to announced acquisitions of $1.5 million and $2.7 million in 2012 and 2010, respectively.
(c)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.
(d)	Income from operations of the metal container business includes rationalization charges of $2.5 million, $1.4 million, $0.7 million and $3.3 million in 2012, 2011, 2010 and 2008, respectively. Income from operations of the metal container business also includes new plant start-up costs of $6.4 million in 2012 and a charge for the resolution of a past product liability dispute of $3.3 million in 2011.
(e)	Income from operations of the closures business includes rationalization charges of $2.9 million, $1.8 million, $9.2 million, $1.3 million and $7.9 million in 2012, 2011, 2010, 2009 and 2008, respectively, and a charge for the remeasurement of net assets in Venezuela of $3.2 million in 2010.
(f)	Income from operations of the plastic container business includes rationalization charges of $3.3 million, $4.0 million, $12.3 million, $0.2 million and $1.0 million in 2012, 2011, 2010, 2009 and 2008, respectively.
(g)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2012. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.

GENERAL

We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share for the year ended December 31, 2012 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.

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

In 2011, we expanded our metal container business into Central and Eastern Europe with our acquisition of VN. As a result, we are now a leading manufacturer of metal containers in North America and Europe. Through VN, we are further expanding into developing Eastern countries, with three new locations becoming operational recently and an additional new location expected to become operational in the near term in such area. In 2012, we further expanded our metal container business into the Turkish market with our acquisition of Öntaş.

During the past twenty-six years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2012, approximately 65 percent of our metal food containers sold had an easy-open end.

With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products, with leadership positions in the North American and European markets. In 2012, we expanded our closures business into the Turkish market with our acquisition of Öntaş. In 2010, we broadened our closures business through our acquisition of IPEC which manufactures plastic closures primarily for the North American dairy and juice markets. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic vacuum closures.

We have improved the market position of our plastic container business since 1987, with net sales increasing almost sevenfold to $614.5 million in 2012. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.

OPERATING PERFORMANCE

We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2008, we have closed three metal container manufacturing facilities, one closures manufacturing facility and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.

We have also invested substantial capital in the past several years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made significant capital investments to expand VN into new developing Eastern countries. Over the past five years, we have invested $620.1 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2013 approximately 90 percent of our projected North American metal container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.

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

USE OF CAPITAL

Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2011, we funded the purchase price for VN with Euro denominated borrowings under our 2010 Credit Facility. In 2011, we also refinanced our 2010 Credit Facility with our new $1.9 billion Credit Agreement, which provides us with greater borrowing availability and greater flexibility for acquisitions, repurchases of stock and other strategic initiatives, and we funded repurchases of our common stock for $15.8 million and the purchase price for Purina Steel Can with cash on hand. In March 2012, we issued $500 million of the 5% Notes and used part of the proceeds from that issuance to redeem all $250 million of the 7 1/4% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş and PFC with cash on hand. Additionally, in November 2012, we commenced a “modified Dutch auction” tender offer, pursuant to which we purchased 5,524,861 shares of our common stock for $250.0 million on February 8, 2013. We ended 2012 with $465.6 million of cash and cash equivalents on hand, of which we used $250.0 million to fund the purchase price for the 5,524,861 shares of our common stock that we purchased on February 8, 2013 pursuant to our tender offer and the remainder of which we can use to fund our working capital requirements or for other strategic initiatives. In addition, at December 31, 2012, after taking into account letters of credit of $28.1 million, we had $761.9 million and Cdn $10 million of revolving loans available to us under our Credit Agreement for working capital requirements and other strategic initiatives.

To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at

December 31, 2012 we had $954.4 million of indebtedness, or 57 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2012, 2011 and 2010, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 19.4 percent, 17.8 percent and 19.1 percent, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2012 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010
Operating Data:
Net sales:
Metal containers	63.9%	63.0%	60.7%
Closures	19.0	19.6	20.1
Plastic containers	17.1	17.4	19.2

Consolidated	100.0	100.0	100.0
Cost of goods sold	85.6	85.2	84.6

Gross profit	14.4	14.8	15.4
Selling, general and administrative expenses	5.1	4.5	5.5
Rationalization charges	0.2	0.2	0.7

Income from operations	9.1	10.1	9.2
Interest and other debt expense	2.9	1.8	2.0

Income before income taxes	6.2	8.3	7.2
Provision for income taxes	2.0	2.8	2.5

Net income	4.2%	5.5%	4.7%

Summary results for our business segments for the years ended December 31, 2012, 2011 and 2010 are provided below. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net sales:
Metal containers	$2,293.7	$2,211.5	$1,864.1
Closures	680.1	687.8	618.8
Plastic containers	614.5	609.9	588.6

Consolidated	$3,588.3	$3,509.2	$3,071.5

Income from operations:
Metal containers(1)	$231.5	$256.3	$232.6
Closures(2)	73.1	75.9	58.6
Plastic containers(3)	30.8	12.6	10.3
Corporate(4)	(9.9)	9.3	(18.2)

Consolidated	$325.5	$354.1	$283.3

(1)	Includes rationalization charges of $2.5 million, $1.4 million and $0.7 million in 2012, 2011 and 2010, respectively, plant start-up costs of $6.4 million in 2012 and a charge for the resolution of a past product liability dispute of $3.3 million in 2011.
(2)	Includes rationalization charges of $2.9 million, $1.8 million and $9.2 million in 2012, 2011 and 2010, respectively, and a charge of $3.2 million in 2010 for the remeasurement of net assets in Venezuela.
(3)	Includes rationalization charges of $3.3 million, $4.0 million and $12.3 million in 2012, 2011 and 2010, respectively.
(4)	Includes income of $25.2 million in 2011 for proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities, costs attributable to announced acquisitions of $1.5 million and $2.7 million in 2012 and 2010, respectively, and rationalization charges of $0.5 million in 2011.

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011

Overview. Consolidated net sales were $3.59 billion in 2012, representing a 2.3 percent increase as compared to 2011 primarily due to an increase in unit volumes in all businesses largely as a result of the inclusion of net sales from operations acquired in 2011 and 2012 and higher average selling prices in the metal container business due to the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation, lower net sales in Europe largely due to weak economic conditions and lower average selling prices in the closures and plastic container businesses as a result of the pass through of lower resin costs. Income from operations for 2012 decreased by $28.6 million, or 8.1 percent, as compared to 2011 primarily as a result of the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., or the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, the impact from weak economic conditions in Europe, the unfavorable impact from inventory reductions and manufacturing inefficiencies in the metal container business, start-up costs for new metal container production facilities in eastern Europe and the Middle East, an increase in depreciation expense, the impact of unfavorable foreign currency translation in the closures business and an increase in rationalization charges. These decreases were partially offset by higher unit volumes in all businesses due in large part to the inclusion of the operations acquired in 2011 and 2012, the favorable comparison of the year-over-year resin pass through lag effect in the plastic container business which benefited 2012, cost reduction initiatives and improved manufacturing efficiencies in the closures and plastic container businesses and a $3.3 million charge in 2011 for the resolution of a past product liability dispute. Results for 2012 and 2011 included rationalization charges of $8.7 million and $7.7 million, respectively, and a loss on early extinguishment of debt of $38.7 million and $1.0 million, respectively. Net income in 2012 was $151.3 million as compared to $193.2 million in 2011.

Net Sales. The $79.1 million increase in consolidated net sales in 2012 as compared to 2011 was due to higher net sales in the metal container and plastic container businesses, partially offset by a decrease in net sales in the closures business.

Net sales for the metal container business increased $82.2 million, or 3.7 percent, in 2012 as compared to the same period in 2011. This increase was primarily attributable to an increase in unit volumes, due in large part to the inclusion of net sales from acquisitions completed in 2011 and 2012, and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $23.3 million and lower price realization in the European markets largely in exchange for improved customer credit terms.

Net sales for the closures business in 2012 decreased $7.7 million, or 1.1 percent, as compared to the same period in 2011. This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $26.0 million, lower net sales in Europe due to weak economic conditions and lower average selling prices as a result of the pass through of lower resin costs, partially offset by higher unit volumes in the single-serve beverage market in the United States.

Net sales for the plastic container business in 2012 increased $4.6 million, or 0.8 percent, as compared to the same period in 2011. This increase was primarily due to the inclusion of net sales from the PFC operations acquired in August 2012, partially offset by lower average selling prices as a result of the pass through of lower raw material costs, selectively lower unit volumes in the base business and the impact of unfavorable foreign currency translation of approximately $1.8 million.

Gross Profit. Gross profit margin decreased 0.4 percentage points to 14.4 percent in 2012 as compared to 14.8 percent in 2011 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26.6 million in 2012 as compared to 2011. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.1 percent in 2012 as compared to 4.5 percent in 2011. These increases were primarily due to the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities.

Income from Operations. Income from operations for 2012 decreased by $28.6 million as compared to 2011, and operating margin decreased to 9.1 percent from 10.1 percent over the same periods. These decreases were principally due to the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, and lower income from operations in the metal container and closures businesses, partially offset by higher income from operations in the plastic container business. Income from operations included rationalization charges of $8.7 million and $7.7 million in 2012 and 2011, respectively.

Income from operations of the metal container business for 2012 decreased $24.8 million, or 9.7 percent, as compared to 2011, and operating margin decreased to 10.1 percent from 11.6 percent over the same periods. These decreases were primarily due to lower overhead absorption in 2012 as a result of planned inventory reductions as compared to favorable overhead absorption in 2011 due to an inventory build in advance of labor negotiations in 2012, inefficiencies as a result of the timing, mix and geography of customer requirements, the impact from lower price realization in Europe, start-up costs of $6.4 million for new production facilities in eastern Europe and the Middle East, higher depreciation expense and higher rationalization charges. These decreases were partially offset by an increase in unit volumes and a $3.3 million charge in 2011 for the resolution of a past product liability dispute. Rationalization charges were $2.5 million and $1.4 million in 2012 and 2011, respectively.

Income from operations of the closures business for 2012 decreased $2.8 million, or 3.7 percent, as compared to the same period in 2011, and operating margin decreased to 10.7 percent from 11.0 percent over the same periods. These decreases were primarily attributable to price pressure and lower unit volumes in the European market, unfavorable foreign currency translation and higher rationalization charges. These decreases were partially offset by higher unit volumes in the single-serve beverage market in the United States and benefits from ongoing cost reduction initiatives and improved manufacturing efficiencies. Rationalization charges were $2.9 million and $1.8 million in 2012 and 2011, respectively.

Income from operations of the plastic container business for 2012 increased $18.2 million, or 144.4 percent, as compared to 2011, and operating margin increased to 5.0 percent from 2.1 percent over the same periods. These increases were primarily attributable to continued improvement in operating performance, the favorable comparison of the year-over-year resin pass through lag effect which benefited 2012, the inclusion of the recently acquired PFC operations and lower rationalization charges. Rationalization charges were $3.3 million and $4.0 million in 2012 and 2011, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2012 remained unchanged at $63.0 million as compared to 2011, with the impact of higher average outstanding borrowings being offset by lower average interest rates largely attributable to the issuance in March 2012 of $500 million of the 5% Notes and the refinancing of our 2010 Credit Facility in July 2011 with our Credit Agreement. The loss on early extinguishment of debt of $38.7 million in 2012 was a result of the redemption of the 7 1/4% Notes, while the loss on early extinguishment of debt of $1.0 million in 2011 was a result of the refinancing of our 2010 Credit Facility.

Provision for Income Taxes. The effective tax rate was 32.4 percent and 33.4 percent for 2012 and 2011, respectively. The effective tax rate for 2012 was favorably impacted by changes to statutory tax rates enacted in certain jurisdictions and the resolution of certain issues with tax authorities.

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010

Overview. Consolidated net sales were $3.51 billion in 2011, representing a 14.3 percent increase as compared to 2010 primarily due to the inclusion of sales from the VN operations and twist-off metal closures operations of DGS S.A., or DGS, acquired in March 2011 and the IPEC operations acquired in November 2010, higher average selling prices in each of our businesses due to the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation, partially offset by lower unit volumes in each of our businesses, excluding the impact from acquisitions, and a less favorable mix of products sold in our plastic container business. Income from operations for 2011 increased by $70.8 million, or 25.0 percent, as compared to 2010 primarily as a result of income of $25.2 million from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, the inclusion of the VN, IPEC and DGS operations, improved manufacturing efficiencies and ongoing cost controls, lower rationalization charges in 2011, the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs in the metal container business, benefits from previous cost reduction initiatives and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela closures operations. These increases were partially offset by lower unit volumes in each of our businesses, excluding the impact from acquisitions, the negative impact from the lagged pass through of significant increases in polypropylene resin costs in the closures business, a less favorable mix of products sold and higher costs associated with resolving operational issues from restructuring activities in the plastic container business and a $3.3 million charge for the resolution of a past product liability dispute in the metal container business. Results for 2011 and 2010 included rationalization charges of $7.7 million and $22.2 million, respectively, and a loss on early extinguishment of debt of $1.0 million and $7.5 million, respectively. Net income in 2011 increased $48.6 million to $193.2 million as compared to 2010.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.1 million in 2011 as compared to 2010. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.5 percent in 2011 as compared to 5.5 percent in 2010. These decreases were primarily due to $25.2 million of income from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, benefits from administrative cost reduction initiatives in our plastic container business and a $3.2 million charge recognized in 2010 for the remeasurement of net assets in the Venezuela closures operations, partially offset by the inclusion of selling, general and administrative expenses from the VN, IPEC and DGS operations and a charge of $3.3 million for the resolution of a past product liability dispute in the metal container business.

Income from Operations. Income from operations for 2011 increased by $70.8 million as compared to 2010, and operating margin increased to 10.1 percent from 9.2 percent over the same periods. Income from operations for 2011 included income of $25.2 million from proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, and rationalization charges of $7.7 million. Income from operations for 2010 included rationalization charges of $22.2 million.

Income from operations of the metal container business for 2011 increased $23.7 million, or 10.2 percent, as compared to 2010, while operating margin decreased to 11.6 percent from 12.5 percent over the same periods. The increase in income from operations was due to the inclusion of the VN operations, ongoing cost control, improved manufacturing efficiencies due in part to a planned inventory build in advance of labor negotiations in 2012 and the favorable year-over-year comparison resulting from the timing of certain contractual pass throughs of changes in manufacturing costs, partially offset by lower unit volumes in the United States, a $3.3 million charge related to the resolution of a past product liability dispute and higher rationalization charges. Rationalization charges of $1.4 million and $0.7 million were recognized in 2011 and 2010, respectively. The decrease in operating margin was primarily due to the inclusion of the international operations of VN which generally incur selling, general and administrative expenses at a higher percentage of sales as compared to domestic operations.

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

On March 23, 2012, we issued $500 million aggregate principal amount of the 5% Notes at 100 percent of their principal amount. Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020. Proceeds from the issuance of the 5% Notes were used to redeem all of the outstanding $250 million aggregate principal amount of our 7 1/4% Notes in April 2012, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes. As a result of this redemption, we incurred a $38.7 million loss on early extinguishment of debt for the premium paid in connection with this redemption and the write-off of unamortized debt issuance costs and discount during the second quarter of 2012.

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

In 2012, we used proceeds from the issuance of long-term debt of $526.6 million and cash provided by operating activities of $351.7 million (after voluntary contributions of $76.0 million to our domestic pension benefit plans) to fund the repayment of long-term debt of $285.9 million (including the redemption of the 7 1/4% Notes for $280.9 million), the acquisitions of PFC and Öntaş for $268.1 million, net capital expenditures of $117.7 million, deferred payments of purchase price for prior acquisitions of $51.0 million, dividends paid on our common stock of $33.8 million, repurchases of our common stock of $34.1 million, debt issuance costs of $9.8 million related to the 5% Notes, decreases in outstanding checks of $4.8 million, net repayments of revolving loans of $3.7 million and net payments for stock-based compensation issuances of $0.9 million and to increase cash and cash equivalents by $68.5 million.

In 2012, changes in working capital and outstanding checks provided cash of $80.4 million, while changes in working capital and outstanding checks used cash of $85.3 million in 2011. Working capital in 2012 provided cash primarily as a result of planned reductions in inventory and the timing of customer payments, while working capital in 2011 used cash as a result of the timing of customer payments, support of start-up operations in Eastern countries and an additional inventory build principally as a precaution in advance of 2012 labor negotiations.

The decrease in net capital expenditures of $51.4 million in 2012 as compared to 2011 was the result of our decision to take advantage of certain domestic tax benefits available in 2011 and capital expenditures related to the expansion of our metal container business into several developing Eastern countries.

In 2011, we used proceeds from the issuance of long-term debt of $1,088.8 million, cash provided by operating activities of $359.6 million (which includes the benefit of $25.2 million of proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities), net borrowings of revolving loans of $20.0 million and net proceeds from stock-based compensation issuances of $0.6 million to fund the repayment of long-term debt of $691.4 million, the acquisitions of VN, DGS and Purina Steel Can for $290.8 million, net capital expenditures of $169.1 million, decreases in outstanding checks of $33.7 million, dividends paid on our common stock of $31.1 million, repurchases of our common stock of $15.8 million, debt issuance costs of $12.9 million related to our Credit Agreement and other financing activities of $2.3 million and to increase cash and cash equivalents by $221.9 million.

In 2010, we used borrowings from our 2010 Credit Facility of $634.4 million, cash from operations of $187.3 million (after voluntary contributions of $92.3 million to our domestic pension benefit plans), cash balances of $130.5 million, increases in outstanding checks of $7.2 million, net proceeds from stock-based compensation issuances of $3.9 million and net borrowings of revolving loans of $0.7 million to fund the repayment of term loans under our 2005 credit facility of $318.5 million, the repurchase of 7.1 million shares of our common stock for $247.8 million (including $0.8 million of fees and expenses), the redemption of our 6 3/4% Notes for $202.3 million, net capital expenditures of $103.8 million, the acquisition of IPEC for $47.9 million, net of cash acquired, dividends on our common stock of $32.0 million and debt issuance costs of $11.7 million related to the refinancing of our 2005 credit facility with our 2010 Credit Facility.

At December 31, 2012, we had $1,671.3 million of total consolidated indebtedness and $465.6 million of cash and cash equivalents on hand, which included $84.7 million of cash and cash equivalents on hand in foreign countries. In addition, at December 31, 2012, after taking into account letters of credit of $28.1 million, we had $761.9 million and Cdn $10 million of revolving loans available to be borrowed under our Credit Agreement. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $750 million, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. We may prepay $301.2 million of term loans under our Credit Agreement during the first quarter of 2013, consisting of term loan amortization payments due on December 31, 2013 and 2014, with cash on hand and revolving loan borrowings under our Credit Agreement.

Revolving loans under our Credit Agreement may be used for working capital needs and other general corporate purposes, including acquisitions. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity in July 2016. At December 31, 2012, there were no revolving loans outstanding under our Credit Agreement.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our seasonal working capital requirements have peaked at approximately $325 million. In 2012, our seasonal working capital requirements were funded with cash on hand and revolving loans under our Credit Agreement. For 2013, we expect to fund our peak seasonal working capital requirements with our revolving loan facilities. We may use the available portion of our revolving loan facilities under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing and repurchases of other debt.

In 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we repurchased 805,346 shares of our common stock at an average price per share of $42.35, for a total purchase price of $34.1 million, in 2012, and 441,416 shares of our common stock at an average price per share of $35.79, for a total purchase price of $15.8 million, in 2011. On November 19, 2012, we commenced a “modified Dutch auction” tender offer to purchase up to $250.0 million of our common stock. Pursuant to the tender offer, which expired on February 5, 2013, we purchased 5,524,861 shares of our common stock from our stockholders on February 8, 2013 at a price of $45.25 per share, for a total purchase price of $250.0 million. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in the tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million.

In addition to our operating cash needs and excluding any impact from pending acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of $120 million to $150 million;

•

principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $255.3 million in 2013, $164.5 million in 2014, $214.2 million in 2015, $212.3 million in 2016, $316.7 million in 2017 and $508.3 million in 2018;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•

annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2012 were not significant);

•

our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, and the 5% Notes;

•	payments of approximately $100 million to $120 million for federal, state and foreign tax liabilities in 2013, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which will be dependent on the funded status of our pension benefit plans.

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

Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets, pay dividends and engage in certain transactions. The indenture governing the 5% Notes contains certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2013 with all of these covenants.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations at December 31, 2012 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$1,671.3	$255.3	$378.7	$529.0	$508.3
Interest on fixed rate debt	186.7	26.5	52.1	51.2	56.9
Interest on variable rate debt(1)	79.8	28.2	37.0	14.6	—
Operating lease obligations	133.9	32.6	46.1	30.1	25.1
Purchase obligations(2)	6.9	6.9	—	—	—
Other postretirement benefit obligations(3)	34.6	3.9	7.6	7.1	16.0

Total(4)	$2,113.2	$353.4	$521.5	$632.0	$606.3

(1)	These amounts represent expected cash payments of interest on our variable rate long-term debt, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2012.
(2)	Purchase obligations represent commitments for capital expenditures of $6.9 million. Obligations that are cancelable without penalty are excluded.
(3)	Other postretirement benefit obligations have been actuarially determined through the year 2022.
(4)	Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2013.

At December 31, 2012, we also had outstanding letters of credit of $28.1 million that were issued under our Credit Agreement.

You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2012, we had $1,671.3 million of indebtedness outstanding, of which $954.4 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 0.75 percent to 4.1 percent and receive floating rates of interest based on three month LIBOR or Euribor, as applicable. These agreements mature as follows: €105 million notional principal amount in 2014 and $50 million notional principal amount in 2015. In addition, we have entered into two other interest rate swap agreements, each for $50 million notional principal amount, with forward start dates in 2013 and 2014 that mature in 2017. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

RATIONALIZATION CHARGES

In the third quarter of 2012, we announced a plan to exit our Kingsburg, California metal container manufacturing facility. Our plan included the termination of approximately 50 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $2.7 million consist of $1.7 million for employee severance and benefits, $0.3 million for plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets. We recognized a total of $2.5 million of costs in 2012, which consisted of $1.7 million of employee severance and benefits, $0.1 million of plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets. We made cash payments of $0.6 million in 2012. Remaining expenses and cash expenditures of $0.2 million and $1.4 million, respectively, are expected in 2013. The plant has ceased operations.

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility. Our plan included the termination of approximately 32 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $2.7 million consist of $0.2 million for employee severance and benefits, $1.6 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets. We recognized a total of $2.5 million of costs in 2012, which consisted of $0.2 million of employee severance and benefits, $1.4 million of plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets. We made cash payments of $1.3 million in 2012. Remaining expenses and cash expenditures of $0.2 million and $0.5 million, respectively, are expected in 2013. The plant has ceased operations.

In the first quarter of 2012, we announced plans to reduce costs in the European manufacturing facilities and U.S. administrative office of our closures business through the termination of approximately 49 employees, with total estimated costs of $2.2 million for employee severance and benefits. We recognized a total of $2.2 million of costs and made cash payments of $1.0 million in 2012. Remaining cash expenditures of $1.2 million are expected in 2013 and thereafter.

In the fourth quarter of 2011, we announced plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and in our corporate office through the termination of approximately 54 employees, with total estimated costs of $2.3 million for employee severance and benefits. We recognized $0.4 million and $1.9 million of costs in 2012 and 2011, respectively, and made cash payments of $1.9 million and $0.2 million in 2012 and 2011, respectively. Remaining cash expenditures of $0.2 million are expected in 2013.

In 2010, we announced four rationalization plans to exit two plastic container manufacturing facilities, reduce costs in our closures manufacturing facility in Germany and consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business. These plans collectively included the termination of approximately 300 employees with total estimated costs of $30.7 million, consisting of $15.8 million for employee severance and benefits, $6.0 million for plant exit costs and $8.9 million for the non-cash write-down in carrying value of assets. Through December 31, 2012, we have recognized total costs of $26.9 million and have made cash payments of $17.0 million under these plans. Remaining expenses and cash expenditures of $3.8 million and $5.6 million, respectively, are expected primarily in 2013 and thereafter.

Under our rationalization plans, we made cash payments of $6.6 million, $13.3 million and $6.2 million in 2012, 2011 and 2010, respectively. Additional cash spending of approximately $9.4 million is expected in 2013 and thereafter for our rationalization plans.

You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

We continually evaluate cost reduction opportunities in our business, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns.

CRITICAL ACCOUNTING POLICIES

U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2012 and the accompanying notes included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would impact our annual pension expense by approximately $2.2 million. For 2012, we decreased our domestic discount rate from 4.6 percent to 4.1 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point decrease in the expected long-term rate of return on plan assets would increase our annual pension expense by approximately $1.6 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2013. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

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

FORWARD-LOOKING STATEMENTS

The statements we have made in “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere in this Annual Report which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks. Therefore, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; significant information technology security breaches or disruptions; significant increases in the costs of health care benefits in the United States as well as the unknown impact of recent health care legislation in the United States which is scheduled to become effective over the next several years; the adoption of new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.

Except to the extent required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures. Certain risk factors are detailed from time to time in our various public filings. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

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

INTEREST RATE RISK

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2012 and 2011, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 59 percent and 71 percent of our average outstanding total debt, respectively. At December 31, 2012, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 57 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

Based on the average outstanding amount of our variable rate indebtedness in 2012, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2012 interest expense by an aggregate of approximately $10.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2012.

FOREIGN CURRENCY EXCHANGE RATE RISK

Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European and Canadian operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities, including, most significantly, in Poland, Russia, Hungary, Turkey and the United Kingdom. We also have operations in Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk.

COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.

We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2012 and 2011, we entered into natural gas swap agreements to hedge approximately 21 percent and 29 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2012, we had entered into natural gas swap agreements to hedge approximately 18 percent of our expected 2013 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2012 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.

Based on our natural gas usage in 2012, a ten percent change in natural gas costs would have impacted our 2012 cost of goods sold by approximately $2.1 million, after taking into account our natural gas swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We refer you to Item 15, “Exhibits and Financial Statement Schedules,” below for a listing of financial statements and schedules included in this Annual Report, which are incorporated here in this Annual Report by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.

We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Silgan Holdings Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 28, 2013

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	F-42

All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to amend the stockholder voting standard (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to increase the number of authorized shares of our common stock (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 11, 2010, Commission File No. 000-22117).

3.4	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.5	First Amendment to Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 000-22117).

4.1	Indenture, dated as of March 23, 2012, by and between Silgan Holdings Inc. and U.S. Bank National Association, as trustee, with respect to the 5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated March 29, 2012, Commission File No. 000-22117).

4.2	Form of Silgan Holdings Inc. 5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated June 22, 2012, Registration Statement No. 333-182291).

4.3	Registration Rights Agreement, dated March 23, 2012, among Silgan Holdings Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated March 29, 2012, Commission File No. 000-22117).

4.4	Indenture dated as of May 12, 2009 between Silgan Holdings Inc. and U.S. Bank National Association, as trustee, with respect to the 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated May 13, 2009, Commission File No. 000-22117).

4.5	Form of Silgan Holdings Inc. 7 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated September 10, 2009, Registration Statement No. 333-161837).

10.1	Amended and Restated Stockholders Agreement, dated as of November 6, 2001, among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-22117).

10.2	Stock Purchase Agreement dated as of October 7, 2010, by and among Silgan Holdings Inc., R. Philip Silver and D. Greg Horrigan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated October 8, 2010, Commission File No. 000-22117).

Exhibit Number	Description

10.3	Credit Agreement, dated as of July 28, 2011, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Sub-Agent, Deutsche Bank AG New York Branch, as U.K. Sub-Agent, Bank of America, N.A., as Syndication Agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated August 2, 2011, Commission File No. 000-22117).

10.4	Purchase Agreement, dated as of June 1, 1998, by and among Campbell, Silgan Can Company and Silgan Containers (incorporated by reference to Exhibit 2 filed with our Current Report on Form 8-K dated June 15, 1998, Commission File No. 000-22117).

10.5	Purchase Agreement dated March 9, 2012 among Silgan Holdings Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated March 15, 2012, Commission File No. 000-22117).

+10.6	Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.7	Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.8	Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.9	Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.10	Silgan Holdings Inc. Fourth Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.11	Form of Silgan Holdings Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 000-22117).

+10.12	Silgan Holdings Inc. 2002 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-22117).

+10.13	Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

Exhibit Number	Description

+10.14	Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.15	Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.16	Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.17	Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.18	Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.19	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.20	Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-22117).

+10.21	Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.22	First Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.23	Second Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.24	Third Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-22117).

+10.25	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2000 Restatement, governing contributions made before January 1, 2005 (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.26	Silgan Plastics Supplemental Savings and Pension Plan and Contributory Retirement Plan, 2008 Restatement, governing contributions made after January 1, 2005 (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.27	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, Commission File No. 000-22117).

Exhibit Number	Description

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

14	Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*101.INS	XBRL Instance Document.

*101.SCH	XRBL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 28, 2013	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver (R. Philip Silver)	Co-Chairman of the Board	February 28, 2013

/s/ D. Greg Horrigan (D. Greg Horrigan)	Co-Chairman of the Board	February 28, 2013

/s/ John W. Alden (John W. Alden)	Director	February 28, 2013

/s/ Jeffrey C. Crowe (Jeffrey C. Crowe)	Director	February 28, 2013

/s/ William C. Jennings (William C. Jennings)	Director	February 28, 2013

/s/ Edward A. Lapekas (Edward A. Lapekas)	Director	February 28, 2013

President and
/s/ Anthony J. Allott (Anthony J. Allott)	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

Executive Vice President and
/s/ Robert B. Lewis (Robert B. Lewis)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silgan Holdings Inc.

We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut

February 28, 2013

SILGAN HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$465,608	$397,101
Trade accounts receivable, less allowances of $5,869 and $5,934, respectively	326,691	339,909
Inventories	515,927	554,148
Prepaid expenses and other current assets	70,261	42,565

Total current assets	1,378,487	1,333,723

Property, plant and equipment, net	1,098,809	1,064,708
Goodwill	510,836	389,922
Other intangible assets, net	171,917	96,442
Other assets, net	133,494	94,292

	$3,293,543	$2,979,087

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$255,349	$87,776
Trade accounts payable	318,669	319,339
Accrued payroll and related costs	62,144	58,429
Accrued liabilities	66,397	129,945

Total current liabilities	702,559	595,489

Long-term debt	1,415,967	1,288,483
Other liabilities	421,374	437,121

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 and 200,000,000 shares authorized, 87,556,248 and 87,519,715 shares issued and 69,203,967 and 69,883,808 shares outstanding, respectively)	876	875
Paid-in capital	204,449	196,626
Retained earnings	1,020,543	902,987
Accumulated other comprehensive loss	(109,913)	(115,282)
Treasury stock at cost (18,352,281 and 17,635,907 shares, respectively)	(362,312)	(327,212)

Total stockholders’ equity	753,643	657,994

	$3,293,543	$2,979,087

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Net sales	$3,588,318	$3,509,227	$3,071,545
Cost of goods sold	3,070,759	2,990,637	2,599,116

Gross profit	517,559	518,590	472,429
Selling, general and administrative expenses	183,390	156,752	166,896
Rationalization charges	8,660	7,717	22,214

Income from operations	325,509	354,121	283,319
Interest and other debt expense before loss on early extinguishment of debt	63,018	62,978	54,091
Loss on early extinguishment of debt	38,704	976	7,548

Interest and other debt expense	101,722	63,954	61,639

Income before income taxes	223,787	290,167	221,680
Provision for income taxes	72,441	96,994	77,034

Net income	$151,346	$193,173	$144,646

Basic net income per share	$2.18	$2.76	$1.91

Diluted net income per share	$2.17	$2.75	$1.89

Dividends per share	$0.48	$0.44	$0.42

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Net income	$151,346	$193,173	$144,646

Other comprehensive income (loss), net of tax:

Changes in net prior service credit and actuarial losses, net of tax benefit of $3,337, $16,045 and $654, respectively	(6,466)	(25,602)	(3,809)
Change in fair value of derivatives, net of tax benefit (provision) of $513, $65 and $(882), respectively	(905)	(127)	1,200
Foreign currency translation, net of tax benefit (provision) of $3,309, $(6,469) and $(6,248), respectively	12,740	(26,527)	(4,816)

Other comprehensive income (loss)	5,369	(52,256)	(7,425)

Comprehensive income	$156,715	$140,917	$137,221

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2010	38,284	$435	$173,176	$628,234	$(55,601)	$(60,482)	$685,762
Net income	—	—	—	144,646	—	—	144,646
Other comprehensive loss	—	—	—	—	(7,425)	—	(7,425)
Dividends declared on common stock	—	—	—	(31,957)	—	—	(31,957)
Stock compensation expense	—	—	5,837	—	—	—	5,837
Stock option exercises, including tax benefit of $2,952	300	3	5,621	—	—	—	5,624
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $408	67	—	(675)	—	—	(388)	(1,063)
Repurchases of common stock	(7,107)	—	—	—	—	(247,825)	(247,825)
Two-for-one stock split, net of treasury shares of 5,171	38,332	435	(435)	—	—	—	—

Balance at December 31, 2010	69,876	873	183,524	740,923	(63,026)	(308,695)	553,599
Net income	—	—	—	193,173	—	—	193,173
Other comprehensive loss	—	—	—	—	(52,256)	—	(52,256)
Dividends declared on common stock	—	—	—	(31,109)	—	—	(31,109)
Stock compensation expense	—	—	7,692	—	—	—	7,692
Stock option exercises, including tax benefit of $2,576	217	2	4,449	—	—	—	4,451
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,856	232	—	(621)	—	—	(2,720)	(3,341)
Repurchases of common stock	(441)	—	—	—	—	(15,797)	(15,797)
Other	—	—	1,582	—	—	—	1,582

Balance at December 31, 2011	69,884	875	196,626	902,987	(115,282)	(327,212)	657,994
Net income	—	—	—	151,346	—	—	151,346
Other comprehensive income	—	—	—	—	5,369	—	5,369
Dividends declared on common stock	—	—	—	(33,790)	—	—	(33,790)
Stock compensation expense	—	—	7,208	—	—	—	7,208
Stock option exercises, including tax benefit of $580	36	1	774	—	—	—	775
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $721	89	—	(159)	—	—	(991)	(1,150)
Repurchases of common stock	(805)	—	—	—	—	(34,109)	(34,109)

Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$151,346	$193,173	$144,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,015	158,801	142,949
Amortization of debt issuance costs and discount	4,897	3,837	2,885
Rationalization charges	8,660	7,717	22,214
Loss on early extinguishment of debt	38,704	976	7,548
Deferred income tax (benefit) provision	(1,499)	23,763	21,358
Excess tax benefit from stock-based compensation	(808)	(3,901)	(2,674)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	34,584	(53,091)	(19,875)
Inventories	56,828	(28,093)	(51,800)
Trade accounts payable	(6,216)	29,658	4,342
Accrued liabilities	(21,642)	3,392	(12,101)
Contributions to domestic pension benefit plans	(76,000)	—	(92,287)
Other, net	(2,207)	23,350	20,110

Net cash provided by operating activities	351,662	359,582	187,315

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(319,090)	(290,751)	(47,946)
Capital expenditures	(119,241)	(173,009)	(105,395)
Proceeds from asset sales	1,555	3,943	1,571

Net cash used in investing activities	(436,776)	(459,817)	(151,770)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	686,812	1,208,994	314,179
Repayments under revolving loans	(690,413)	(1,188,954)	(313,518)
Changes in outstanding checks – principally vendors	(4,792)	(33,730)	7,220
Proceeds from issuance of long-term debt	526,550	1,088,823	634,386
Repayments of long-term debt	(285,932)	(691,427)	(520,725)
Debt issuance costs	(9,837)	(12,943)	(11,708)
Dividends paid on common stock	(33,790)	(31,109)	(31,957)
Excess tax benefit from stock-based compensation	808	3,901	2,674
Proceeds from stock option exercises	195	1,875	2,672
Repurchase of common stock under stock plan	(1,871)	(5,197)	(1,471)
Repurchase of common stock under share repurchase authorization	(34,109)	(15,797)	(247,825)
Other	—	(2,326)	—

Net cash provided by (used in) financing activities	153,621	322,110	(166,073)

Cash and cash equivalents:
Net increase (decrease)	68,507	221,875	(130,528)
Balance at beginning of year	397,101	175,226	305,754

Balance at end of year	$465,608	$397,101	$175,226

Interest paid, net	$59,617	$59,077	$53,785
Income taxes paid, net of refunds	79,056	38,521	59,255

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. Our plastic container business manufactures and sells custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.

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

Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase. As a result of our cash management system, checks issued for payment may create negative book balances. Checks outstanding in excess of related book balances are included in trade accounts payable in our Consolidated Balance Sheets. Changes in outstanding checks are included in financing activities in our Consolidated Statements of Cash Flows to treat them as, in substance, cash advances.

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

December 31, 2012, 2011 and 2010

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

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.3 million, $0.7 million and $0.8 million in 2012, 2011 and 2010, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Stock-Based Compensation. We currently have one stock-based compensation plan in effect, which plan replaced two previous plans. Under our current stock-based compensation plan, we have issued stock options and restricted stock units to our officers, other key employees and outside directors. A restricted stock unit represents the right to receive one share of our common stock at a future date. Unvested restricted stock units that have been issued do not have voting rights and may not be disposed of or transferred during the vesting period.

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

Recently Issued Accounting Pronouncement. In February 2013, the FASB issued an ASU which amends the guidance for reporting reclassification adjustments from accumulated other comprehensive income to net income. This amendment will require us to present information that is significant about reclassification adjustments from accumulated other comprehensive income to net income in one footnote and, in some cases, cross-references to related footnote disclosures. This amendment is effective for us on January 1, 2013. We are currently evaluating the disclosure implications of this amendment, however the adoption of it will not have an effect on our financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

PLASTIC FOOD CONTAINERS

On August 30, 2012, we acquired the plastic food container operations of Rexam PLC, which now operates under the name Silgan Plastic Food Containers, or PFC, for an aggregate purchase price of $250.0 million which was funded from cash on hand. PFC manufactures and sells barrier and non-barrier plastic

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

thermoformed bowls and trays for shelf-stable foods to many of the world’s leading packaged food and ready-meal companies, and had sales of approximately $100.0 million for the entire year ended December 31, 2012. The results of operations of PFC have been reported in our plastic container segment and were not significant since the acquisition date.

For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date using valuation techniques including the cost, market and income approaches. We recognized goodwill of $113.3 million, most of which is expected to be deductible for tax purposes, and definite-lived intangible assets of $78.0 million consisting of customer relationships of $67.0 million, having a weighted average life of 18 years, and technology know-how of $11.0 million, having a weighted average life of 8 years.

ÖNTAS

On July 10, 2012, we acquired Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S., or Öntaş, a manufacturer of metal containers and metal vacuum closures in Turkey. The purchase price of $18.2 million, net of cash acquired, was funded from cash on hand. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. For this acquisition, we recognized goodwill of $4.3 million and a customer relationship intangible asset of $2.6 million. Öntaş’ results of operations have been included in our metal container business since the acquisition date and were not significant since such date.

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

GRAHAM PACKAGING

In June 2011, Graham Packaging Company Inc., or Graham Packaging, terminated our definitive merger agreement and paid us a termination fee of $39.5 million in accordance with the terms of such merger agreement. The proceeds from the termination fee, net of costs associated with certain corporate development activities, have been recorded in selling, general and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2011.

VOGEL & NOOT

On March 1, 2011, we acquired the metal container operations of Vogel & Noot Holding AG, or VN, which is headquartered in Vienna, Austria. VN manufactures metal food and general line containers, with manufacturing facilities in Central and Eastern Europe and Asia. We acquired these operations for a total purchase price, including deferred amounts, of €212.4 million ($292.7 million translated at the U.S. dollar exchange rate at the date of acquisition), net of cash acquired. We funded the purchase price for this

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

acquisition from Euro denominated revolving loan borrowings under our senior secured credit facility. In March 2012, we paid the deferred portion of the purchase price under the purchase agreement of €36.4 million ($47.6 million translated at the U.S. dollar exchange rate at the date of payment). We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. For this acquisition, we recognized goodwill of $56.6 million, a customer relationship intangible asset of $19.3 million and a trade name of $3.4 million. VN’s results of operations have been included in our metal container business since the acquisition date.

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

IPEC GLOBAL, INC.

In November 2010, we acquired all of the outstanding common stock and other equity interests of IPEC Global, Inc., or IPEC, a leading plastic closure manufacturer serving primarily the North American dairy and juice markets. The purchase price of $52.3 million, net of cash acquired, including contingent consideration of $3.0 million paid in 2012, was primarily funded with cash on hand. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. We recognized goodwill of $27.1 million and a customer relationship intangible asset of $19.0 million. IPEC’s results of operations have been included in our closures business since the acquisition date.

NOTE 3. RATIONALIZATION CHARGES

2012 RATIONALIZATION PLANS

In the third quarter of 2012, we announced a plan to exit our Kingsburg, California metal container manufacturing facility. Our plan included the termination of approximately 50 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $2.7 million consist of $1.7 million for employee severance and benefits, $0.3 million for plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets. We recognized a total of $2.5 million of costs in 2012, which consisted of $1.7 million of employee severance and benefits, $0.1 million of plant exit costs and $0.7 million for the non-cash write-down in carrying value of assets. We made cash payments of $0.6 million in 2012. Remaining expenses and cash expenditures of $0.2 million and $1.4 million, respectively, are expected in 2013. The plant has ceased operations.

In the first quarter of 2012, we announced a plan to exit our Breinigsville (Allentown), Pennsylvania plastic container manufacturing facility. Our plan included the termination of approximately 32 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $2.7 million consist of $0.2 million for employee severance and benefits, $1.6 million for plant exit costs and $0.9 million for the non-cash write-down in carrying value of assets. We recognized a total of $2.5 million of costs in 2012, which consisted of $0.2 million of employee severance and benefits, $1.4 million of plant

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

exit costs and $0.9 million for the non-cash write-down in carrying value of assets. We made cash payments of $1.3 million in 2012. Remaining expenses and cash expenditures of $0.2 million and $0.5 million, respectively, are expected in 2013. The plant has ceased operations.

In the first quarter of 2012, we announced plans to reduce costs in the European manufacturing facilities and U.S. administrative office of our closures business through the termination of approximately 49 employees, with total estimated costs of $2.2 million for employee severance and benefits. We recognized a total of $2.2 million of costs and made cash payments of $1.0 million in 2012. Remaining cash expenditures of $1.2 million are expected in 2013 and thereafter.

Activity in reserves for our 2012 rationalization plans is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Established in 2012	$4,070	$1,494	$1,640	$7,204
Utilized in 2012	(1,686)	(1,237)	(1,640)	(4,563)

Balance at December 31, 2012	$2,384	$257	$—	$2,641

2011 RATIONALIZATION PLANS

In the fourth quarter of 2011, we announced plans to consolidate various administrative positions in the U.S. and Canadian corporate offices of our plastic container business and in our corporate office through the termination of approximately 54 employees, with total estimated costs of $2.3 million for employee severance and benefits. We recognized $0.4 million and $1.9 million of costs in 2012 and 2011, respectively, and made cash payments of $1.9 million and $0.2 million in 2012 and 2011, respectively. Remaining cash expenditures of $0.2 million are expected in 2013.

2010 RATIONALIZATION PLANS

In February 2010, we announced a plan to exit our Port Clinton, Ohio plastic container manufacturing facility. Our plan included the termination of approximately 150 employees and other related plant exit costs. The total estimated costs for the rationalization of this facility of $5.1 million consist of $1.5 million for employee severance and benefits, $1.8 million for plant exit costs and $1.8 million for the non-cash write-down in carrying value of assets. We recognized a total of $1.7 million of costs in 2011, which consisted of $0.1 million of employee severance and benefits, $1.3 million of plant exit costs and $0.3 million for the non-cash write-down in carrying value of assets. We recognized a total of $3.4 million of costs in 2010, which consisted of $1.4 million of employee severance and benefits, $0.5 million of plant exit costs and $1.5 million for the non-cash write-down in carrying value of assets. Cash payments of $1.7 million and $1.6 million were paid in 2011 and 2010, respectively. The plant has ceased operations, and all cash for this plan has been expended.

In November 2010, we announced to employees plans to reduce costs in our closures manufacturing facility in Germany. Our plan included the termination of approximately 75 employees, with total estimated costs of $11.5 million for employee severance and benefits consisting of $11.9 million of cash costs net of a $0.4 million non-cash retirement benefit curtailment gain. We recognized $0.6 million, $1.8 million and

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

$9.1 million of these costs in 2012, 2011 and 2010, respectively, and made cash payments of $2.3 million, $9.3 million and $0.3 million in 2012, 2011 and 2010, respectively. Remaining cash expenditures of $0.5 million are expected in 2013.

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

In November 2010, we announced to employees a plan to exit one of our Woodstock, Illinois plastic container manufacturing facilities. Our plan included the termination of approximately 50 employees, the consolidation of certain operations into existing facilities and the elimination of the remaining operations and the exit of the facility. The total estimated costs for the rationalization of this facility of $12.1 million consist of $7.1 million for the non-cash write-down in carrying value of assets, $4.2 million for plant exit costs and $0.8 million for employee severance and benefits. We recognized a total of $0.5 million of costs in 2012, which consisted of $0.4 million of plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets. We recognized a total of $0.7 million of costs in 2011, which consisted of $0.4 million of employee severance and benefits and $0.3 million for the non-cash write down in carrying value of assets. We recognized a total of $7.1 million of costs in 2010, which consisted of $6.8 million for the non-cash write-down in carrying value of assets and $0.3 million of employee severance and benefits. Cash (receipts) payments of $(0.5) million, $0.3 million and $0.1 million were (received) paid in 2012, 2011 and 2010, respectively. Remaining expenses and cash expenditures of $3.8 million and $5.1 million, respectively, are expected primarily in 2013 and thereafter. The plant has ceased operations.

Activity in reserves for our 2010 rationalization plans is summarized as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefit Curtailment	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Established in 2010	$12,641	$—	$542	$8,256	$21,439
Utilized in 2010	(1,812)	—	(542)	(8,256)	(10,610)

Balance at December 31, 2010	10,829	—	—	—	10,829
Established in 2011	2,973	(449)	1,267	613	4,404
Utilized in 2011	(11,622)	449	(1,267)	(613)	(13,053)
Currency translation	447	—	—	—	447

Balance at December 31, 2011	2,627	—	—	—	2,627
Established in 2012	597	—	430	40	1,067
Utilized in 2012	(2,713)	—	908	(40)	(1,845)

Balance at December 31, 2012	$511	$—	$1,338	$—	$1,849

The non-cash asset write-downs totaling $8.9 million related to our 2010 rationalization plans were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 9).

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

SUMMARY

Rationalization charges for the years ended December 31 are summarized as follows:

	2012	2011	2010
	(Dollars in thousands)
2012 rationalization plans	$7,204	$—	$—
2011 rationalization plans	389	1,925	—
2010 rationalization plans	1,067	4,404	21,439
2009 and prior years’ rationalization plans	—	1,388	775

	$8,660	$7,717	$22,214

Rationalization reserves as of December 31, 2012 and 2011 were included in our Consolidated Balance Sheets as accrued liabilities of $4.7 million and $4.6 million, respectively.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, are as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2010	$(69,798)	$(7,895)	$22,092	$(55,601)
Other comprehensive (loss) income	(3,809)	1,200	(4,816)	(7,425)

Balance at December 31, 2010	(73,607)	(6,695)	17,276	(63,026)
Other comprehensive (loss) income	(25,602)	(127)	(26,527)	(52,256)

Balance at December 31, 2011	(99,209)	(6,822)	(9,251)	(115,282)
Other comprehensive (loss) income	(6,466)	(905)	12,740	5,369

Balance at December 31, 2012	$(105,675)	$(7,727)	$3,489	$(109,913)

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 were net losses of $3.6 million, $3.1 million and $5.1 million, respectively.

We estimate that we will reclassify $3.4 million of losses, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 were net losses of $11.4 million, $7.8 million and $8.2 million, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2013 are $7.4 million and $(0.6) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.

NOTE 5. INVENTORIES

The components of inventories at December 31 are as follows:

	2012	2011
	(Dollars in thousands)
Raw materials	$167,097	$191,590
Work-in-process	108,385	116,790
Finished goods	330,077	327,810
Other	13,259	13,781

	618,818	649,971
Adjustment to value inventory at cost on the LIFO method	(102,891)	(95,823)

	$515,927	$554,148

Inventories include $77.8 million and $77.0 million recorded on the FIFO method at December 31, 2012 and 2011, respectively, and $145.0 million and $153.7 million recorded on the average cost method at December 31, 2012 and 2011, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 is as follows:

	2012	2011
	(Dollars in thousands)
Land	$60,287	$58,322
Buildings and improvements	326,405	284,249
Machinery and equipment	2,281,694	2,146,010
Construction in progress	63,608	81,297

	2,731,994	2,569,878
Accumulated depreciation	(1,633,185)	(1,505,170)

	$1,098,809	$1,064,708

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill are as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2010	$56,888	$152,904	$114,971	$324,763
Acquisitions	62,922	8,115	–	71,037
Currency translation	(3,396)	(2,097)	(385)	(5,878)

Balance at December 31, 2011	116,414	158,922	114,586	389,922
Acquisitions	4,305	–	113,307	117,612
Currency translation	1,153	1,675	474	3,302

Balance at December 31, 2012	$121,872	$160,597	$228,367	$510,836

The components of other intangible assets, net at December 31 are as follows:

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$139,506	$(13,663)	$68,939	$(8,315)
Other	15,336	(1,402)	13,126	(9,448)

	154,842	(15,065)	82,065	(17,763)

Indefinite-lived intangibles:
Trade names	32,140	–	32,140	–

	$186,982	$(15,065)	$114,205	$(17,763)

In connection with our acquisitions completed in 2012 as discussed in Note 2, we recognized customer relationship intangible assets of $69.6 million and a technology know-how definite-lived intangible asset of $11.0 million.

Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Amortization expense in 2012, 2011 and 2010 was $6.6 million, $5.5 million and $3.2 million, respectively. Amortization expense is expected to be $9.5 million in each year from 2013 through 2017. Customer relationships have a weighted average life of approximately 18 years. Other definite-lived intangibles consist primarily of a trade name and technology know-how and have a weighted average life of approximately 9 years.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 8. LONG-TERM DEBT

Long-term debt at December 31 is as follows:

	2012	2011
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	520,000	520,000
Canadian term loans	81,389	79,323
Euro term loans	443,406	433,825
Other foreign bank revolving and term loans	126,521	97,874

Total bank debt	1,171,316	1,131,022

5% Senior Notes	500,000	—
7 1/4% Senior Notes, net of unamortized discount	—	245,237

Total debt	1,671,316	1,376,259
Less current portion	255,349	87,776

	$1,415,967	$1,288,483

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2013	$255,349
2014	164,464
2015	214,215
2016	212,268
2017	316,747
Thereafter	508,273

$1,671,316

At December 31, 2012, the current portion of our long-term debt consisted of $156.7 million of term loans under our senior secured credit facility due on December 31, 2013 and $98.6 million of foreign bank revolving and term loans.

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

December 31, 2012, 2011 and 2010

All amounts owed under our 2010 Credit Facility were repaid on July 28, 2011 with proceeds from the Credit Agreement. As a result of the refinancing of our 2010 Credit Facility, we recorded a pre-tax charge of $1.0 million for the loss on early extinguishment of debt.

We had term loan borrowings outstanding under the Credit Agreement of $520.0 million, Cdn $81.0 million and €335.0 million at each of December 31, 2012 and 2011. In aggregate, these amounts totaled U.S. denominated $1,044.8 million and $1,033.1 million at December 31, 2012 and 2011, respectively.

Our Term Loans mature on July 28, 2017, and principal on our Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in 2013. The Credit Agreement requires us to prepay the Term Loans with proceeds received from certain asset sales and, under certain circumstances, with 50 percent of our excess cash flow. The mandatory repayment provisions are no more restrictive in the aggregate than under our 2010 Credit Facility. Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such repayments and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied first to the scheduled amortization payments in the year of such prepayment and thereafter to the next scheduled amortization payment. Amounts repaid under the Term Loans may not be reborrowed.

The Credit Agreement provides us with up to $790 million and Cdn $10 million of Revolving Loans. Amounts outstanding under the revolving loan facilities incur interest at the same rates as the U.S. Term Loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian Term Loans in the case of Canadian dollar denominated Revolving Loans. Euro denominated Revolving Loans would incur interest at the applicable Euribor rate plus the applicable margin, while Revolving Loans in Pounds Sterling would incur interest at the applicable British Bankers Association Interest Settlement Rate plus the applicable margin. Revolving Loans may be used for working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity on July 28, 2016. At December 31, 2012 and 2011, there were no revolving loans outstanding under the Credit Agreement. After taking into account letters of credit of $28.1 million, borrowings available under the revolving loan facilities of the Credit Agreement were $761.9 million and Cdn $10.0 million on December 31, 2012.

Under the Credit Agreement, the interest rate for U.S. term loans will be either LIBOR or the base rate under the Credit Agreement plus a margin, the interest rate for Canadian term loans will be either the Bankers’ Acceptance discount rate or the Canadian prime rate under the Credit Agreement plus a margin and the interest rate for Euro term loans will be the Euribor rate under the Credit Agreement plus a margin. At December 31, 2012, the margin for Term Loans and Revolving Loans maintained as LIBOR, Euribor or Bankers’ Acceptance loans was 1.50 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.50 percent. In accordance with the Credit Agreement, the interest rate margin on all loans will be reset quarterly based upon our Total Leverage Ratio as provided in the Credit Agreement. As of December 31, 2012, the interest rates on U.S term loans, Canadian term loans and Euro term loans were 1.81 percent, 2.74 percent and 1.69 percent, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The Credit Agreement provides for the payment of a commitment fee ranging from 0.25 percent to 0.375 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.30 percent at December 31, 2012). The commitment fee is reset quarterly based on our Total Leverage Ratio as provided in the Credit Agreement.

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

For 2012, 2011 and 2010, the weighted average annual interest rate paid on term loans under our respective senior secured credit facilities was 2.2 percent, 2.8 percent and 2.4 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our respective senior secured credit facilities was 1.7 percent, 2.5 percent and 1.5 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2012, 2011 and 2010, the weighted average interest rate paid on term loans under our respective senior secured credit facilities after consideration of our interest rate swap agreements was 2.6 percent, 3.3 percent and 3.9 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

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

The indebtedness under the Credit Agreement is guaranteed by Silgan and certain of its U.S. and Canadian subsidiaries. The stock of certain of our U.S. subsidiaries has also been pledged as security to the lenders under the Credit Agreement. At December 31, 2012, we had assets of a U.S. Subsidiary of $56.4 million which were restricted and could not be transferred to Silgan or any other subsidiary of Silgan. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; engage in any business other than the packaging business and certain related businesses; pay dividends; and repurchase stock. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers and closures used in the fruit and vegetable packing process, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our incremental peak seasonal working capital requirements were approximately $325 million, which were funded through a combination of revolving loans under our respective senior secured credit facilities and cash on hand. For 2012, 2011 and 2010, the average amount of revolving loans outstanding under our respective senior secured credit facilities, including seasonal borrowings, was $44.4 million, $113.3 million and $24.4 million, respectively. The 2011 average amount excludes revolving loans used to fund the purchase price for the VN acquisition.

In 2010, we entered into our 2010 Credit Facility to refinance our 2005 credit facility. As a result of this refinancing, we recorded a pre-tax charge of $4.5 million for the loss on early extinguishment debt.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2012, these bank revolving loans allow for total borrowings of up to $164.1 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 1.0 percent to 9.7 percent. For 2012, 2011 and 2010, the weighted average annual interest rate paid on these loans was 3.7 percent, 3.4 percent and 3.1 percent, respectively.

5% SENIOR NOTES

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at 100 percent of their principal amount. The 5% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness and ahead of Silgan’s subordinated debt, if any. The 5% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan. Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020. Proceeds from the issuance of the 5% Notes were used in April 2012 to redeem all of the outstanding 7 1/4% Senior Notes due 2016, or the 7 1/4% Notes, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Upon the occurrence of a change of control, as defined in the indenture for the 5% Notes, Silgan is required to make an offer to purchase the 5% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5% Notes contains covenants which are generally less restrictive than those under the Credit Agreement.

7 1/4% SENIOR NOTES

On April 9, 2012, we redeemed all $250 million aggregate principal amount of our outstanding 7 1/4% Notes at a redemption price of 112.3715 percent of their principal amount, or $280.9 million, plus accrued and unpaid interest up to the redemption date. As a result, during the second quarter of 2012, we recorded a loss on early extinguishment of debt of $38.7 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs and discount.

6 3/4% SENIOR SUBORDINATED NOTES

In 2010, we redeemed all $200 million principal amount of our outstanding 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. The redemption price was 101.125 percent of the principal amount, or $202.3 million, plus accrued and unpaid interest up to the redemption date. As permitted under the 2010 Credit Facility and the other documents governing our indebtedness, we funded the redemption with borrowings under the 2010 Credit Facility and cash on hand. As a result, in 2010, we recorded a loss on early extinguishment of debt of $3.0 million for the premium paid in connection with this redemption and for the write-off of unamortized debt issuance costs.

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

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$465,608	$465,608	$397,101	$397,101

Liabilities:
Bank debt	$1,171,316	$1,171,316	$1,131,022	$1,131,022
5% Notes	500,000	522,500	—	—
Interest rate swap agreements	13,307	13,307	11,239	11,239
Natural gas swap agreements	279	279	797	797

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

The financial assets and liabilities that are measured on a recurring basis at December 31, 2012 and 2011 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Our bank debt and 5% Notes are recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair value of our 5% Notes is estimated based on the quoted market price, a Level 1 input.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2012, 2011 and 2010, the ineffectiveness of our hedges did not have a significant impact on our net income.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

INTEREST RATE SWAP AGREEMENTS

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At December 31, 2012 and 2011, the aggregate notional principal amount of these agreements was $289.0 million and $136.0 million, respectively (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Under our Euro interest rate swap agreements outstanding at December 31 2012 for an aggregate notional principal amount of €105 million, we pay fixed rates of interest of 4.1 percent and receive floating rates of interest based on three month Euribor. These agreements mature in 2014.

In April 2012, we entered into three U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to fix interest on variable rate debt. The first agreement, which began in 2012, has a fixed interest rate of 0.75 percent and matures in June 2015. The second agreement has a fixed interest rate of 1.38 percent beginning in June 2013 and matures in June 2017. The third agreement has a fixed interest rate of 1.64 percent beginning in June 2014 and matures in June 2017.

The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments of $4.6 million, $4.7 million and $7.6 million were recorded under our interest rate swap agreements for the years ended December 31, 2012, 2011 and 2010, respectively.

Taking into account the current interest rate applicable for the amounts outstanding under the Credit Agreement for our U.S. term loans and Euro term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on the U.S. term loans and the Euro term loans at December 31, 2012 was 1.85 percent and 2.90 percent, respectively.

The total fair value of our interest rate swap agreements in effect at December 31, 2012 and 2011 was recorded in our Consolidated Balance Sheets as accrued liabilities of $5.6 million and $3.9 million, respectively, and as other liabilities of $7.7 million and $7.3 million, respectively.

NATURAL GAS SWAP AGREEMENTS

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 21, 29 and 39 percent of our exposure to fluctuations in natural gas prices in 2012, 2011 and 2010, respectively. In 2012, we paid fixed natural gas prices ranging from $2.59 to $4.81 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net payments under our natural gas swap agreements were $1.2 million, $0.6 million and $1.2 million during 2012, 2011 and 2010, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

The aggregate notional principal amount of our natural gas swap agreements was 1.0 million and 0.7 million MMBtu of natural gas at December 31, 2012 and 2011, respectively.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The total fair value of our natural gas swap agreements in effect at December 31, 2012 and 2011 was recorded in our Consolidated Balance Sheet as accrued liabilities of $0.3 million and $0.8 million, respectively.

FOREIGN CURRENCY EXCHANGE RATE RISK

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated substantially all of our Euro denominated borrowings under our respective senior secured credit facilities as net investment hedges and recognized foreign currency (losses) gains in accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 of $(9.2) million, $15.3 million and $14.9 million, respectively.

CONCENTRATION OF CREDIT RISK

We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 28.2 percent, 27.1 percent and 30.5 percent of our net sales in 2012, 2011 and 2010, respectively. The receivable balances from these customers collectively represented 20.6 percent and 20.7 percent of our trade accounts receivable at December 31, 2012 and 2011, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2025. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2013	$32,603
2014	26,177
2015	19,946
2016	16,135
2017	13,984
Thereafter	25,117

$133,962

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Rent expense was $38.3 million, $37.2 million and $34.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, we had noncancelable commitments for capital expenditures in 2013 of $6.9 million.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$609,738	$541,443	$51,131	$54,452
Service cost	14,788	13,857	830	862
Interest cost	27,363	28,519	2,051	2,441
Actuarial losses (gains)	49,067	52,417	(1,299)	(703)
Plan amendments	(1,269)	(144)	(504)	(408)
Benefits paid	(28,301)	(24,973)	(3,904)	(4,436)
Curtailment gain	—	(449)	—	(1,909)
Participants’ contributions	—	—	872	832
Foreign currency exchange rate changes	986	(932)	—	—

Obligation at end of year	672,372	609,738	49,177	51,131

Change in plan assets
Fair value of plan assets at beginning of year	509,877	494,181	—	—
Actual return on plan assets	74,774	39,782	—	—
Employer contributions	76,911	887	3,032	3,604
Participants’ contributions	—	—	872	832
Benefits paid	(28,301)	(24,973)	(3,904)	(4,436)

Fair value of plan assets at end of year	633,261	509,877	—	—

Funded status	$(39,111)	$(99,861)	$(49,177)	$(51,131)

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$25,548	$—	$—	$—
Current liabilities	(1,061)	(916)	(3,941)	(4,311)
Non-current liabilities	(63,598)	(98,945)	(45,236)	(46,820)

Net amount recognized	$(39,111)	$(99,861)	$(49,177)	$(51,131)

Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial loss	$175,763	$166,722	$4,994	$6,304
Prior service cost (credit)	3,843	6,203	(15,576)	(17,688)

Net amount recognized	$179,606	$172,925	$(10,582)	$(11,384)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2013 as a component of net periodic cost
Net actuarial loss	$11,826	$216
Prior service cost (credit)	1,698	(2,677)

Net periodic cost (credit) to be recorded in 2013	$13,524	$(2,461)

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $204.3 million and $139.6 million, respectively, at December 31, 2012 and $609.7 million and $509.9 million, respectively, at December 31, 2011. The projected benefit obligation for our international pension benefit plans, which are not funded, was $57.2 million and $42.0 million at December 31, 2012 and 2011, respectively.

The accumulated benefit obligation for all pension benefit plans at December 31, 2012 and 2011 was $638.0 million and $578.2 million, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $204.3 million, $193.6 million and $139.6 million, respectively, at December 31, 2012 and $520.7 million, $495.5 million and $429.9 million, respectively, at December 31, 2011.

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of services and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2013	$28,818	$3,942
2014	30,254	3,930
2015	31,673	3,669
2016	33,172	3,516
2017	34,763	3,547
2018 — 2022	194,789	16,023

	$353,469	$34,627

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2012	2011
Discount rate	4.1%	4.6%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.1%	3.1%
Health care cost trend rate:
Assumed for next year	7.2%	7.8%
Ultimate rate	4.5%	5.0%
Year that the ultimate rate is reached	2046	2045

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.

Our international pension benefit plans used a discount rate of 3.6 percent and 4.9 percent as of December 31, 2012 and 2011, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2012 and 2011.

The components of the net periodic benefit cost for each of the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Service cost	$14,788	$13,857	$13,428	$830	$862	$918
Interest cost	27,363	28,519	28,200	2,051	2,441	2,782
Expected return on plan assets	(46,967)	(40,817)	(35,524)	—	—	—
Amortization of prior service cost (credit)	1,797	2,042	2,065	(2,616)	(2,582)	(2,567)
Amortization of actuarial losses	12,168	8,171	8,400	12	134	287
Net curtailment gain	(706)	(449)	—	—	—	—

Net periodic benefit cost	$8,443	$11,323	$16,569	$277	$855	$1,420

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Discount rate	4.6%	5.4%	5.9%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.1%	3.2%	3.4%
Health care cost trend rate	7.8%	8.0%	8.0%

Our international pension benefit plans used a discount rate of 4.9 percent, 5.5 percent and 5.9 percent for the years ended December 31, 2012, 2011 and 2010, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2012, 2011 and 2010.

The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$109	$(95)
Effect on postretirement benefit obligation	1,485	(1,323)

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

MULTIEMPLOYER PENSION PLANS

We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2012, 2011 and 2010 was $6.4 million, $6.0 million and $6.1 million, respectively.

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

Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2012, 2011 and 2010 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
		2012	2011		2012	2011	2010
					(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$1,834	$1,724	$1,848	No	4/30/2013, 12/31/2013, 8/31/2014

United Food & Commercial Workers — Local 1 Pension Fund	16-6144007/001	Red	Red	Implemented	120	107	102	No	12/31/2014

All Other					4,444	4,196	4,175

Total Contributions					$6,398	$6,027	$6,125

The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2012 and 2011 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2012 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2012 included an amount in addition to the contribution rate

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements under which we contribute to the plans.

Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2011, the most recent plan year available. We expect our contributions for the year ended December 31, 2013 to these plans to be at the same level as the year ended December 31, 2012.

DEFINED CONTRIBUTION PLANS

We also sponsor defined contribution plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2012, 2011 and 2010 were $7.6 million, $8.0 million and $8.3 million, respectively.

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

The weighted average asset allocation for our pension plans at December 31, 2012 and 2011 and target allocation for 2012 was as follows:

	Target Allocation	Actual Allocation
		2012	2011
Equity securities—U.S.	49%	48%	47%
Equity securities—International	9%	9%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	0%	1%	1%

	100%	100%	100%

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

government bills and various short-term debt instruments. These typically are commingled funds valued using one dollar for the NAV. These short term funds are also classified within Level 2 of the valuation hierarchy.

The fair value of our plan assets by asset category consisted of the following at December 31:

	2012	2011
	(Dollars in thousands)
Equity securities—U.S.	$302,169	$239,076
Equity securities—International	62,770	50,599
Debt securities	264,158	216,156
Cash and cash equivalents	4,164	4,046

	$633,261	$509,877

CONCENTRATIONS OF CREDIT RISK

As of December 31, 2012, approximately 99 percent of plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, three funds held assets individually in excess of ten percent of our total plan assets.

EXPECTED CONTRIBUTIONS

In 2012, we made voluntary contributions to our domestic pension benefit plans of $76.0 million. Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2013. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2013. However, this estimate may change based on regulatory changes and actual plan asset returns. In order to reduce our unfunded pension liability, we have historically made contributions in excess of the ERISA minimum requirements that are tax deductible.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 12. INCOME TAXES

Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2012	2011	2010
	(Dollars in thousands)
Domestic	$212,213	$266,586	$223,623
Foreign	11,574	23,581	(1,943)

Total	$223,787	$290,167	$221,680

The components of the provision for income taxes are as follows:

	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$57,106	$61,905	$49,763
State	8,449	4,039	6,914
Foreign	8,385	7,287	(1,001)

Current income tax provision	73,940	73,231	55,676

Deferred:
Federal	5,999	25,059	20,808
State	(610)	(883)	3,381
Foreign	(6,888)	(413)	(2,831)

Deferred income tax provision	(1,499)	23,763	21,358

	$72,441	$96,994	$77,034

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2012	2011	2010
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$78,325	$101,559	$77,588
State income taxes, net of federal tax benefit	5,978	8,557	5,910
Tax liabilities (no longer required) required	(182)	507	2,488
Valuation allowance	239	(6,662)	(88)
Manufacturing exemption	(6,865)	(5,128)	(6,834)
Tax credit refunds, net	(1,066)	(3,165)	(2,096)
Foreign earnings taxed at other than 35%	(566)	94	(2,406)
Deferred tax rate changes	(3,422)	—	—
Other	—	1,232	2,472

	$72,441	$96,994	$77,034

Effective tax rate	32.4%	33.4%	34.8%

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$23,853	$49,273
Rationalization and other accrued liabilities	28,040	25,481
AMT and other credit carryforwards	5,815	6,129
Net operating loss carryforwards	24,829	21,228
Foreign currency translation	—	2
Inventory and related reserves	14,013	981
Other	9,972	8,301

Total deferred tax assets	106,522	111,395

Deferred tax liabilities:
Property, plant and equipment	(193,887)	(205,177)
Other intangible assets	(26,302)	(27,387)
Foreign currency translation	(12,602)	(18,078)
Other	(10,358)	(4,322)

Total deferred tax liabilities	(243,149)	(254,964)

Valuation allowance	(12,361)	(11,840)

	$(148,988)	$(155,409)

At December 31, 2012, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $34.0 million, long-term deferred tax assets of $10.1 million and long-term deferred tax liabilities of $193.0 million. At December 31, 2011, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $14.7 million, long-term deferred tax assets of $7.9 million and long-term deferred tax liabilities of $178.0 million.

During 2012, we acquired PFC. A portion of the PFC purchase price was allocated to goodwill and other intangible assets, which are tax deductible in the applicable jurisdictions and are being amortized over 15 years for tax purposes. We acquired VN during 2011. A portion of the VN purchase price was allocated to goodwill and other intangible assets, which are not deductible for tax purposes in the applicable jurisdictions.

The valuation allowance in 2012 includes deferred tax assets of $0.4 million resulting from federal net operating loss carryforwards, or NOLs. The valuation allowance also includes losses of certain foreign operations of $8.2 million, state and local credit carryforwards totaling $0.7 million and foreign tax credit carryforwards totaling $3.1 million. The valuation allowance for deferred tax assets increased in 2012 by $0.5 million primarily due to a change in foreign NOLs.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Equipment has federal NOLs of approximately $0.4 million that expire in 2021 and have a full valuation allowance recorded against them.

At December 31, 2012, we had state tax NOLs of approximately $6.1 million that are available to offset future taxable income and that expire from 2014 to 2024.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. At December 31, 2012 and December 31, 2011, we had $4.8 million and $4.5 million, respectively, accrued for potential interest and penalties.

The total amount of unrecognized tax benefits as of December 31, 2012 and December 31, 2011 were $49.5 million and $41.0 million, respectively, net of associated tax assets and excluding the federal tax benefit of state taxes, interest and penalties.

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2012 and 2011, we had approximately $16.0 million and $7.0 million, respectively, in assets associated with uncertain tax positions recorded in other assets in our Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets is as follows:

	2012	2011
	(Dollars in thousands)
Balance at January 1,	$48,055	$39,065
Increase based upon tax positions of current year	927	773
Increase based upon tax positions of a prior year	701	1,594
Increase due to acquisitions	3,316	8,968
Decrease based upon a lapse in the statute of limitations	(1,566)	(2,345)

Balance at December 31,	$51,433	$48,055

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2012 and December 31, 2011 were $32.8 million and $33.0 million, respectively.

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, we may be effectively subject to U.S. Federal income tax examinations for periods after 1990. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995) and Indiana (2007). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. The Internal Revenue Service, or IRS, has concluded its review of tax years 2004 through 2007 for us, and the final resolution of those years is pending the review of the Joint Committee on Taxation. The

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

IRS has commenced an examination of Silgan’s income tax returns for the tax years 2008 through 2010. It is reasonably possible that all or a portion of the IRS audit will be closed in the next twelve months which may result in a significant decrease to the amount of our unrecognized tax benefits. Due to the ongoing nature of these audits, the number of years involved, the number of discrete issues under review and the unpredictability of the Joint Committee on Taxation review process, we are unable to estimate the amount of this potential decrease.

We had undistributed earnings from foreign subsidiaries of $62.7 million at December 31, 2012. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $21.9 million would be required, excluding the potential use of foreign tax credits in the United States.

NOTE 13. STOCK-BASED COMPENSATION

The Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. The Plan replaced our previous stock option plans, and all shares of our common stock reserved for issuance under those plans are no longer available for issuance.

Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 6,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2012, 2,441,640 shares were available to be awarded under the Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 recorded in selling, general and administrative expenses was $7.2 million, $7.7 million and $5.8 million, respectively.

STOCK OPTIONS

We did not grant any options in 2012, 2011 or 2010. The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $6.5 million and $7.0 million, respectively. All options outstanding and exercisable at December 31, 2011 for 36,533 shares were exercised during 2012, and as such there are no remaining options outstanding or exercisable at December 31, 2012.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

RESTRICTED STOCK UNITS

Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2012 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.

The table below summarizes restricted stock unit activity for the year ended December 31, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2011	806,263	$28.31
Granted	287,604	42.50
Released	(132,846)	26.40
Cancelled	(28,420)	30.15

Restricted stock units outstanding at December 31, 2012	932,601	32.90

The weighted average grant date fair value of restricted stock units granted during 2011 and 2010 was $36.98 and $28.62, respectively. The fair value of restricted stock units released during the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $13.7 million and $4.7 million, respectively.

As of December 31, 2012, there was approximately $16.2 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 14. CAPITAL STOCK

CAPITAL STOCK

At December 31, 2012, our authorized capital stock consists of 200,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

TREASURY STOCK

In 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we repurchased 805,346 shares of our common stock at an average price per share of $42.35, for a total purchase price of $34.1 million, in 2012, and 441,416 shares of our common stock at an average price per share of $35.79, for a total purchase price of $15.8 million, in 2011. At December 31, 2012, we had $350.1 million remaining under these authorizations for the repurchase of our common stock.

In 2012, 2011 and 2010, we issued 132,846, 374,071 and 163,428 treasury shares, respectively, at an average cost of $6.63 per share for restricted stock units that vested during these years. In 2012, 2011 and 2010, we repurchased 43,874, 142,080 and 51,038 shares of our common stock, respectively, at an average cost of $42.64, $36.58 and $28.82 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for treasury shares using the FIFO cost method. As of December 31, 2012, 18,352,281 shares of our common stock were held in treasury.

2012 TENDER OFFER

On November 19, 2012, we commenced a “modified Dutch auction” tender offer to purchase up to $250.0 million of our common stock. Pursuant to the tender offer, which expired on February 5, 2013, we purchased 5,524,861 shares of our common stock from our stockholders on February 8, 2013 at a price of $45.25 per share, for a total purchase price of $250.0 million. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in the tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million.

2010 TENDER OFFER AND STOCK PURCHASE AGREEMENT

In November 2010, we purchased 5,035,971 shares of our common stock from our stockholders at a price of $34.75 per share, for a total purchase price of $175.0 million through a “modified Dutch auction” tender offer. In connection with the tender offer, we also entered into a stock purchase agreement with Messrs. Silver and Horrigan, our two largest stockholders and the Non-Executive Co-Chairmen of our Board of Directors, pursuant to which each of Messrs. Silver and Horrigan had agreed to not participate in the tender offer and instead to sell to us, following the completion of the tender offer and at the same price per share as in the tender offer, such number of shares of our common stock as would result in each of them

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

maintaining substantially the same percentage beneficial ownership in our common stock that he had immediately prior to the consummation of the tender offer. Accordingly, in November 2010 we purchased an aggregate of 2,071,509 shares of our common stock beneficially owned by Messrs. Silver and Horrigan at a price of $34.75 per share (the same price per share as in the tender offer), for a total purchase price of $72.0 million. Through the tender offer and the purchase of shares under the stock purchase agreement with Messrs. Silver and Horrigan, we purchased a total of 7,107,480 shares of our common stock at a price of $34.75 per share, for an aggregate total purchase price of $247.0 million.

NOTE 15. EARNINGS PER SHARE

The components of the calculation of earnings per share are as follows:

	2012	2011	2010
	(Dollars and shares in thousands)
Net income	$151,346	$193,173	$144,646

Weighted average number of shares used in:
Basic earnings per share	69,571	69,996	75,905
Dilutive common stock equivalents:
Stock options and restricted stock units	318	386	603

Diluted earnings per share	69,889	70,382	76,508

NOTE 16. BUSINESS SEGMENT INFORMATION

We are engaged in the packaging industry and report our results in three business segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. The accounting policies of the business segments are the same as those described in Note 1.

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2012
Net sales	$2,293,749	$680,031	$614,538	$—	$3,588,318
Depreciation and amortization	87,629	32,427	44,203	756	165,015
Rationalization charges	2,446	2,878	3,336	—	8,660
Segment income from operations (1)	231,456	73,148	30,848	(9,943)	325,509

Segment assets	1,742,842	639,598	809,937	33,726	3,226,103
Capital expenditures	68,737	19,838	30,405	261	119,241

2011
Net sales	$2,211,549	$687,801	$609,877	$—	$3,509,227
Depreciation and amortization	79,655	33,232	44,237	1,677	158,801
Rationalization charges	1,378	1,805	3,996	538	7,717
Segment income from operations (2)	256,336	75,897	12,639	9,249	354,121

Segment assets	1,714,516	632,048	561,312	36,868	2,944,744
Capital expenditures	108,394	24,637	39,904	74	173,009

2010
Net sales	$1,864,157	$618,805	$588,583	$—	$3,071,545
Depreciation and amortization	67,114	28,771	45,385	1,679	142,949
Rationalization charges	694	9,212	12,308	—	22,214
Segment income from operations (3)	232,620	58,557	10,291	(18,149)	283,319

Segment assets	931,244	627,006	537,978	39,940	2,136,168
Capital expenditures	47,836	15,769	41,707	83	105,395

1)	Metal containers includes plant start-up costs of $6.4 million. Corporate includes costs attributable to announced acquisitions of $1.5 million.
2)

Metal containers includes a charge for the resolution of a past product liability dispute of $3.3 million. Corporate includes income of $25.2 million for proceeds received as a result of the termination of the merger agreement with Graham Packaging, net of costs associated with certain corporate development activities.

3)	Closures includes a charge of $3.2 million for the remeasurement of net assets in Venezuela. Corporate includes costs attributable to announced acquisitions of $2.7 million.

Total segment income from operations is reconciled to income before income taxes as follows:

	2012	2011	2010
	(Dollars in thousands)
Total segment income from operations	$325,509	$354,121	$283,319
Interest and other debt expense	101,722	63,954	61,639

Income before income taxes	$223,787	$290,167	$221,680

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Total segment assets at December 31 are reconciled to total assets as follows:

	2012	2011
	(Dollars in thousands)
Total segment assets	$3,226,103	$2,944,744
Other assets	67,440	34,343

Total assets	$3,293,543	$2,979,087

Financial information relating to our operations by geographic area is as follows:

	2012	2011	2010
	(Dollars in thousands)
Net sales:
United States	$2,845,773	$2,767,293	$2,627,539
Foreign:
Europe	559,818	563,991	269,513
Canada	124,059	128,882	121,494
Other	58,668	49,061	52,999

Total net sales from foreign operations	742,545	741,934	444,006

Total net sales	$3,588,318	$3,509,227	$3,071,545

Long-lived assets:
United States	$679,273	$689,705
Foreign:
Europe	341,908	301,001
Canada	46,804	42,021
Other	30,824	31,981

Total long-lived assets at foreign operations	419,536	375,003

Total long-lived assets	$1,098,809	$1,064,708

Net sales are attributed to the country from which the product was manufactured and shipped.

Sales of our metal containers segment to Nestlé Food Company accounted for 11.3 percent, 10.6 percent and 10.4 percent of our consolidated net sales in 2012, 2011 and 2010, respectively.

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

SILGAN HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents our quarterly results of operations for the years ended December 31, 2012 and 2011:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2012 (1)
Net sales	$768,357	$821,611	$1,139,547	$858,803
Gross profit	114,045	115,329	178,771	109,414
Net income	32,750	10,580	78,657	29,359

Basic net income per share (3)	$0.47	$0.15	$1.13	$0.42
Diluted net income per share (3)	0.47	0.15	1.13	0.42

Dividends per share	$0.12	$0.12	$0.12	$0.12

2011 (2)
Net sales	$703,087	$822,224	$1,148,008	$835,908
Gross profit	101,962	116,893	182,954	116,781
Net income	26,112	51,206	78,756	37,099

Basic net income per share (3)	$0.37	$0.73	$1.13	$0.53
Diluted net income per share (3)	0.37	0.73	1.12	0.53

Dividends per share	$0.11	$0.11	$0.11	$0.11

1)

The first, second, third and fourth quarters of 2012 include rationalization charges of $3.6 million, $0.2 million, $2.0 million and $2.9 million, respectively. The first, second, third and fourth quarters of 2012 include plant start-up costs of $1.0 million, $1.9 million, $1.4 million and $2.1 million, respectively. The second and third quarters of 2012 include costs attributable to announced acquisitions of $0.7 million and $0.8 million, respectively. The second quarter of 2012 includes a loss on early extinguishment of debt of $38.7 million.

2)

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

3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

NOTE 18. SUBSEQUENT EVENT

2012 TENDER OFFER

On February 8, 2013, we repurchased 5,524,861 shares of our common stock for $250.0 million pursuant to our “modified Dutch auction” tender offer commenced in November 2012. See Note 14 for further information.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

SILGAN HOLDINGS INC.

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other		Balance at end of period
For the year ended December 31, 2012:
Allowance for doubtful accounts receivable	$5,934	$774	$—	$179	$(1,018	)(1)	$5,869

For the year ended December 31, 2011:
Allowance for doubtful accounts receivable	$6,225	$596	$—	$(267)	$(620	)(1)	$5,934

For the year ended December 31, 2010:
Allowance for doubtful accounts receivable	$6,738	$463	$—	$(236)	$(740	)(1)	$6,225

(1)	Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XRBL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.