Form 10-Q
period 2013-03-31
SILGAN HOLDINGS INC
filed 2013-05-10
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,748,427.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,	Dec. 31,
	2013	2012	2012
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$158,637	$648,479	$465,608
Trade accounts receivable, net	349,276	368,199	326,691
Inventories	645,770	687,923	515,927
Prepaid expenses and other current assets	64,982	43,499	70,261
Total current assets	1,218,665	1,748,100	1,378,487

Property, plant and equipment, net	1,070,814	1,066,750	1,098,809
Goodwill	507,265	393,451	510,836
Other intangible assets, net	170,122	96,666	171,917
Other assets, net	132,786	112,861	133,494
	$3,099,652	$3,417,828	$3,293,543

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current
portion of long-term debt	$526,059	$331,008	$255,349
Trade accounts payable	245,165	261,561	318,669
Accrued payroll and related costs	61,325	62,168	62,144
Accrued liabilities	82,614	68,727	66,397
Total current liabilities	915,163	723,464	702,559

Long-term debt	1,257,590	1,580,787	1,415,967
Other liabilities	416,005	419,437	421,374

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	206,243	199,068	204,449
Retained earnings	1,036,896	927,250	1,020,543
Accumulated other comprehensive loss	(118,452)	(99,888)	(109,913)
Treasury stock	(614,669)	(333,166)	(362,312)
Total stockholders’ equity	510,894	694,140	753,643
	$3,099,652	$3,417,828	$3,293,543

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2013 and 2012
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2013	2012

Net sales	$795,741	$768,357
Cost of goods sold	684,468	654,312
Gross profit	111,273	114,045
Selling, general and administrative expenses	51,798	44,680
Rationalization charges	1,351	3,603
Income from operations	58,124	65,762
Interest and other debt expense before loss on
early extinguishment of debt	15,349	15,588
Loss on early extinguishment of debt	2,068	-
Interest and other debt expense	17,417	15,588
Income before income taxes	40,707	50,174
Provision for income taxes	15,274	17,424
Net income	$25,433	$32,750

Earnings per share:
Basic net income per share	$0.38	$0.47
Diluted net income per share	$0.38	$0.47

Dividends per share	$0.14	$0.12

Weighted average number of shares:
Basic	66,440	69,940
Effect of dilutive securities	369	325
Diluted	66,809	70,265

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012

Net income	$25,433	$32,750

Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	2,042	1,851
Change in fair value of derivatives	1,463	(156)
Foreign currency translation	(12,044)	13,699
Other comprehensive (loss) income	(8,539)	15,394

Comprehensive income	$16,894	$48,144

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$25,433	$32,750
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	43,696	42,176
Rationalization charges	1,351	3,603
Loss on early extinguishment of debt	2,068	-
Excess tax benefit from stock-based compensation	(531)	(1,268)
Other changes that provided (used) cash, net of
effects from acquisitions:
Trade accounts receivable, net	(26,903)	(27,570)
Inventories	(133,995)	(129,525)
Trade accounts payable	2,904	3,469
Accrued liabilities	15,671	(11,898)
Contributions to domestic pension benefit plans	-	(30,000)
Other, net	1,307	12,752
Net cash used in operating activities	(68,999)	(105,511)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(6,000)	(50,975)
Capital expenditures	(25,051)	(26,332)
Proceeds from asset sales	207	175
Net cash used in investing activities	(30,844)	(77,132)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	453,072	4,991
Repayments under revolving loans	(22,475)	(10,913)
Proceeds from issuance of long-term debt	-	526,550
Repayments of long-term debt	(302,571)	-
Debt issuance costs	-	(9,643)
Changes in outstanding checks - principally vendors	(73,454)	(63,193)
Dividends paid on common stock	(9,080)	(8,487)
Proceeds from stock option exercises	-	155
Excess tax benefit from stock-based compensation	531	1,268
Repurchase of common stock under stock plan	(2,160)	(1,692)
Repurchase of common stock under share repurchase
authorization	(250,991)	(5,015)
Net cash (used in) provided by financing activities	(207,128)	434,021

Cash and cash equivalents:
Net (decrease) increase	(306,971)	251,378
Balance at beginning of year	465,608	397,101
Balance at end of period	$158,637	$648,479

Interest paid, net	$8,022	$18,566
Income taxes paid, net	9,868	14,083

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2013 and 2012
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994

Net income	-	-	-	32,750	-	-	32,750

Other comprehensive income	-	-	-	-	15,394	-	15,394

Dividends declared on common stock	-	-	-	(8,487)	-	-	(8,487)

Stock compensation expense	-	-	1,727	-	-	-	1,727

Stock option exercises, including
tax benefit of $485	30	1	639	-	-	-	640

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $829	74	-	76	-	-	(939)	(863)

Repurchases of common stock	(114)	-	-	-	-	(5,015)	(5,015)

Balance at March 31, 2012	69,874	$876	$199,068	$927,250	$(99,888)	$(333,166)	$694,140

Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643

Net income	-	-	-	25,433	-	-	25,433

Other comprehensive loss	-	-	-	-	(8,539)	-	(8,539)

Dividends declared on common stock	-	-	-	(9,080)	-	-	(9,080)

Stock compensation expense	-	-	2,057	-	-	-	2,057

Net issuance of treasury stock for
vested restricted stock units,
including tax benefit of $531	69	-	(263)	-	-	(1,366)	(1,629)

Repurchases of common stock	(5,525)	-	-	-	-	(250,991)	(250,991)

Balance at March 31, 2013	63,748	$876	$206,243	$1,036,896	$(118,452)	$(614,669)	$510,894

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncement.  In February 2013, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for reporting reclassification adjustments from accumulated other comprehensive income to net income.  This amendment requires us to present information that is significant about reclassification adjustments from accumulated other comprehensive income to net income in one footnote and, in some cases, cross-reference to related footnote disclosures.  This amendment was effective for us on January 1, 2013.  Our adoption of this amendment did not have an effect on our financial position, results of operations or cash flows.  See Note 3 for the required disclosures.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 2.               Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2012 is summarized as follows:

	Employee	Plant	Non-Cash
	Severance	Exit	Asset
	and Benefits	Costs	Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2012	$3,231	$1,698	$-	$4,929

Activity for the three months ended March 31, 2013
Prior years’ rationalization plan reserves established	(151)	462	178	489
Prior years’ rationalization plan reserves utilized	(1,201)	(455)	(178)	(1,834)
2013 rationalization plan reserves established	761	-	101	862
2013 rationalization plan reserves utilized	(358)	-	(101)	(459)
Total activity	(949)	7	-	(942)

Balance at March 31, 2013	$2,282	$1,705	$-	$3,987

Rationalization reserves as of March 31, 2013 and December 31, 2012 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.  Total future cash spending of $8.4 million is expected for our outstanding rationalization plans in the current year and thereafter.

2013 Rationalization Plans

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through March 31, 2013, we recognized a total of $0.9 million of costs, which consisted of $0.8 million of employee severance and benefits and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.7 million and $1.1 million, respectively, are expected in 2013.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, are as follows:

	Unrecognized Net	Change in Fair	Foreign
	Defined Benefit	Value of	Currency
	Plan Costs	Derivatives	Translation	Total
	(Dollars in thousands)

Balance at December 31, 2012	$(105,675)	$(7,727)	$3,489	$(109,913)
Other comprehensive loss before reclassifications	318	538	(12,044)	(11,188)
Amounts reclassified from accumulated other comprehensive loss	1,724	925	-	2,649
Other comprehensive loss	2,042	1,463	(12,044)	(8,539)
Balance at March 31, 2013	$(103,633)	$(6,264)	$(8,555)	$(118,452)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2013 was a loss of $2.8 million, excluding an income tax benefit of $1.1 million.  Amortization of actuarial losses and prior service cost (credit) is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2013 was a loss of $1.5 million, excluding an income tax benefit of $0.6 million.  This loss included $1.4 million related to our interest rate swap agreements which was recorded in interest and other debt expense and $0.1 million related to our natural gas swap agreements which was recorded in cost of goods sold in our Condensed Consolidated Statements of Income for the three months ended March 31, 2013.

Foreign currency gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three months ended March 31, 2013 were $9.5 million, excluding an income tax provision of $3.6 million.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	March 31,	March 31,	Dec. 31,
	2013	2012	2012
	(Dollars in thousands)

Raw materials	$161,853	$181,546	$167,097
Work-in-process	129,548	129,396	108,385
Finished goods	443,084	458,987	330,077
Other	14,176	13,931	13,259
	748,661	783,860	618,818
Adjustment to value inventory
at cost on the LIFO method	(102,891)	(95,937)	(102,891)
	$645,770	$687,923	$515,927

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	March 31,	March 31,	Dec. 31,
	2013	2012	2012
	(Dollars in thousands)

Bank debt
Bank revolving loans	$424,841	$-	$-
U.S. term loans	364,000	520,000	520,000
Canadian term loans	67,755	80,943	81,389
Euro term loans	300,535	444,713	443,406
Other foreign bank revolving and term loans	126,518	120,685	126,521
Total bank debt	1,283,649	1,166,341	1,171,316

5% Senior Notes	500,000	500,000	500,000
7¼% Senior Notes, net of unamortized discount	-	245,454	-

Total debt	1,783,649	1,911,795	1,671,316
Less current portion	526,059	331,008	255,349
	$1,257,590	$1,580,787	$1,415,967

At March 31, 2013, amounts expected to be repaid within one year consisted of $424.8 million of bank revolving loans and $101.3 million of foreign bank revolving and term loans.

In the first quarter of 2013, we prepaid essentially all term loan amortization payments due in 2013 and 2014 under our senior secured credit facility, or the Credit Agreement, consisting of $156.0 million of U.S. term loans, €100.5 million of Euro term loans and Cdn $12.2 million of Canadian term loans, aggregating U.S. denominated $300.9 million.  In connection with these prepayments, we recorded a loss on early extinguishment of debt of $2.1 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2013:

	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$158,637	$158,637
Natural gas swap agreements	204	204

Liabilities:
Bank debt	$1,283,649	$1,283,649
5% Senior Notes	500,000	517,475
Interest rate swap agreements	11,357	11,357

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at March 31, 2013 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would receive or pay based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments (continued)

Financial Instruments Not Measured at Fair Value

Our bank debt and 5% Senior Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs.  The fair value of our 5% Senior Notes was estimated based on the quoted market price, a Level 1 input.

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2013, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2013 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $11.2 million, of which $0.2 million was included in prepaid expenses and other current assets, $5.7 million was included in accrued liabilities and $5.7 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2013 was a loss of $0.9 million, net of income taxes.  We estimate that we will reclassify losses of $3.2 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments (continued)

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2013, the aggregate notional principal amount of our outstanding interest rate swap agreements was $284.6 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2013, net payments under our interest rate swap agreements were $1.4 million.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2013, the aggregate notional principal amount of our natural gas swap agreements was 570,000 MMBtu of natural gas with fixed prices ranging from $3.505 to $3.989 per MMBtu, which hedges approximately 11 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2013, net payments under our natural gas swap agreements were $0.1 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2013 were $9.5 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic benefit costs for the three months ended March 31 are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in thousands)

Service cost	$4,110	$3,724	$201	$227
Interest cost	6,648	6,909	474	569
Expected return on plan assets	(13,114)	(10,512)	-	-
Amortization of prior service cost (credit)	428	476	(669)	(654)
Amortization of actuarial losses	2,987	3,088	54	89
Net periodic benefit cost	$1,059	$3,685	$60	$231

Note 8.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions.  The Internal Revenue Service, or IRS, has concluded its review of tax years 2004 through 2007 for us, and the final resolution of those years is pending the review of the Joint Committee on Taxation.  The IRS has commenced an examination of Silgan’s income tax returns for the tax years 2008 through 2011.  As previously disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, it is reasonably possible that all or a portion of the IRS audit will be closed in the next twelve months, which may result in a significant decrease to the amount of our unrecognized tax benefits.  Due to the ongoing nature of these audits, the number of years involved, the number of discrete issues under review and the unpredictability of the Joint Committee on Taxation review process, we are unable to estimate the amount of this potential decrease.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 9.               Treasury Stock

At December 31, 2012, we had $350.1 million remaining under authorizations from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2014.

On November 19, 2012, we commenced a “modified Dutch auction” tender offer to purchase up to $250.0 million of our common stock.  Pursuant to the tender offer, which expired on February 5, 2013, we purchased 5,524,861 shares of our common stock from our stockholders on February 8, 2013 at a price of $45.25 per share, for a total purchase price of $250.0 million, exclusive of $1.0 million of fees and expenses.  Accordingly, at March 31, 2013, we had $100.1 million remaining under authorizations from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2014.

During the first three months of 2013, we issued 119,880 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 50,559 shares of our common stock at an average cost of $42.74 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2013, 23,807,821 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first quarter of 2013, 295,900 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $12.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three months ended March 31 is as follows:

	Metal		Plastic
	Containers	Closures	Containers	Corporate	Total
	(Dollars in thousands)
2013

Net sales	$463,760	$161,142	$170,839	$-	$795,741
Depreciation and amortization(1)	22,008	8,327	12,154	34	42,523
Rationalization charges	1,050	-	301	-	1,351
Segment income from operations(2)(3)(4)	39,561	10,632	10,406	(2,475)	58,124

2012

Net sales	$444,885	$162,965	$160,507	$-	$768,357
Depreciation and amortization(1)	21,661	8,271	10,521	418	40,871
Rationalization charges	-	2,141	1,462	-	3,603
Segment income from operations(2)	42,017	18,020	8,919	(3,194)	65,762

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.2 million and amortization of debt discount and issuance costs of $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

(2)	Income from operations of the metal containers segment includes plant start-up costs of $0.8 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.
(3)	Income from operations of the closures segment includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the recently devalued official Bolivar exchange rate.
(4)	Income from operations for Corporate includes costs attributable to announced acquisitions of $0.2 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2013 and 2012 and for the
three months then ended is unaudited)

Note 11.             Business Segment Information (continued)

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31 as follows:

	2013	2012
	(Dollars in thousands)

Total segment income from operations	$58,124	$65,762
Interest and other debt expense	17,417	15,588
Income before income taxes	$40,707	$50,174

Sales and income from operations of our metal container business and part of our closures business are dependent, in part, upon the fruit and vegetable harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe.  The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions.  Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic vacuum closures for food and beverage products and plastic closures for the dairy and juice markets; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal, composite and plastic vacuum closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care, household and industrial chemical markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2013	2012
Net sales
Metal containers	58.3%	57.9%
Closures	20.2	21.2
Plastic containers	21.5	20.9
Consolidated	100.0	100.0
Cost of goods sold	86.0	85.2
Gross profit	14.0	14.8
Selling, general and administrative expenses	6.5	5.8
Rationalization charges	0.2	0.4
Income from operations	7.3	8.6
Interest and other debt expense	2.2	2.0
Income before income taxes	5.1	6.6
Provision for income taxes	1.9	2.3
Net income	3.2%	4.3%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2013	2012
	(Dollars in millions)

Net sales
Metal containers	$463.8	$444.9
Closures	161.1	163.0
Plastic containers	170.8	160.5
Consolidated	$795.7	$768.4

Income from operations
Metal containers (1)	$39.6	$42.0
Closures (2)	10.6	18.0
Plastic containers (3)	10.4	8.9
Corporate (4)	(2.5)	(3.1)
Consolidated	$58.1	$65.8

(1)	Includes rationalization charges of $1.1 million in 2013 and plant start-up costs of $0.8 million and $1.0 million in 2013 and 2012, respectively.
(2)	Includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to a currency devaluation in 2013 and rationalization charges of $2.1 million in 2012.
(3)	Includes rationalization charges of $0.3 million and $1.5 million in 2013 and 2012, respectively.
(4)	Includes costs attributable to announced acquisitions of $0.2 million in 2013.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Overview.  Consolidated net sales were $795.7 million in the first quarter of 2013, representing a 3.6 percent increase as compared to the first quarter of 2012 primarily as a result of the inclusion of net sales from the plastic food container operations acquired in August 2012, an increase in unit volumes in the metal container business and higher average selling prices in the metal container and closures businesses due to the pass through of higher raw material costs, partially offset by the unfavorable impact from the devaluation of currency in Venezuela and lower volumes in the legacy operations of the plastic container business.  Income from operations for the first quarter of 2013 of $58.1 million decreased by $7.7 million, or 11.7 percent, as compared to the same period in 2012 primarily due to a lower inventory build in the metal container business, continued economic weakness in the European markets, the unfavorable impact of increases in resin costs, both the remeasurement of net assets and ongoing operational impact from the devaluation of currency in Venezuela and lower volumes in the legacy operations of the plastic container business, partially offset by increased volumes in the metal container business, the inclusion of the plastic food container operations and a decrease in rationalization charges.  Results for the first quarter of 2013 included a $3.0 million charge for the remeasurement of net assets in Venezuela due to a currency devaluation, a loss on early extinguishment of debt of $2.1 million and rationalization charges of $1.4 million.  Results for the first quarter of 2012 included rationalization charges of $3.6 million.  Net income for the first quarter of 2013 was $25.4 million as compared to $32.8 million for the same period in 2012.  Net income per diluted share for the first quarter of 2013 was $0.38 as compared to $0.47 for the same period in 2012.

Net Sales.  The $27.3 million increase in consolidated net sales in the first quarter of 2013 as compared to the first quarter of 2012 was the result of higher net sales in the metal container and plastic container businesses, slightly offset by lower net sales in the closures business.

Net sales for the metal container business increased $18.9 million, or 4.2 percent, in the first quarter of 2013 as compared to the same period in 2012.  This increase was primarily the result of an increase in unit volumes and higher average selling prices as a result of the pass through of higher raw material costs.

Net sales for the closures business decreased $1.9 million, or 1.2 percent, in the first quarter of 2013 as compared to the same period in 2012.  This decrease was primarily the result of the unfavorable impact from the devaluation of currency in Venezuela, partially offset by higher average selling prices as a result of the pass through of higher raw material costs.

Net sales for the plastic container business in the first quarter of 2012 increased $10.3 million, or 6.4 percent, as compared to the same period in 2012.  This increase was primarily due to the inclusion of net sales from the plastic food container operations acquired in August 2012, partially offset by lower volumes in the legacy operations.

Gross Profit.  Gross profit margin decreased 0.8 percentage points to 14.0 percent in the first quarter of 2013 as compared to the same period in 2012 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.7 percentage points to 6.5 percent for the first quarter of 2013 as compared to 5.8 percent for the same period in 2012.  Selling, general and administrative expenses increased $7.1 million to $51.8 million for the first quarter of 2013 as compared to $44.7 million for the same period in 2012, primarily due to a charge of $3.0 million recognized for the remeasurement of the net assets in the closures operations in Venezuela to the recently devalued official Bolivar exchange rate and the inclusion of expenses from recent acquisitions.

Income from Operations.  Income from operations for the first quarter of 2013 decreased by $7.7 million as compared to the first quarter of 2012, and operating margin decreased to 7.3 percent from 8.6 percent over the same periods.

Income from operations of the metal container business for the first quarter of 2013 decreased $2.4 million, or 5.7 percent, as compared to the same period in 2012, and operating margin decreased to 8.5 percent from 9.4 percent over the same periods.  The decrease in income from operations was primarily a result of the unfavorable comparison of a reduced inventory build in the first quarter of 2013 to a more significant inventory build in advance of labor negotiations in the first quarter of 2012, continued economic weakness in the European markets and an increase in rationalization charges, partially offset by an increase in unit volumes.  Rationalization charges were $1.1 million in the first quarter of 2013 primarily for the shutdown of the Crystal City, Texas manufacturing facility and a restructuring of the Sacramento, California manufacturing facility.  Plant start-up costs were $0.8 million and $1.0 million in the first quarter of 2013 and 2012, respectively.

Income from operations of the closures business for the first quarter of 2013 decreased $7.4 million, or 41.1 percent, as compared to the same period in 2012, and operating margin decreased to 6.6 percent from 11.0 percent over the same periods.  The decrease in income from operations was primarily due to both the $3.0 million charge for the remeasurement of net assets of the Venezuela operations due to the devaluation of currency and the ongoing operational impact from the devaluation of currency and political climate in Venezuela, the unfavorable impact from significant increases in resin costs and weak economic conditions in Europe, partially offset by lower rationalization charges.  Rationalization charges were $2.1 million in the first quarter of 2012.

Income from operations of the plastic container business for the first quarter of 2012 increased $1.5 million, or 16.9 percent as compared to the same period in 2012, and operating margin increased to 6.1 percent from 5.5 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the plastic food container operations acquired in August 2012 and lower rationalization charges, partially offset by the unfavorable impact from the lagged pass through of increases in resin prices in the current year quarter as compared to a favorable impact from resin in the prior year quarter and lower volumes in the legacy operations.  Rationalization charges were $0.3 million and $1.5 million in the first quarters of 2013 and 2012, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2013 decreased $0.3 million to $15.3 million as compared to the same period in 2012.  As a result of the prepayment of $300.9 million of term debt under the Credit Agreement, we recorded a pre-tax charge of $2.1 million for the loss on early extinguishment of debt.

Provision for Income Taxes. The effective tax rate for the first quarter of 2013 was 37.5 percent as compared to 34.7 percent in the same period of 2012.  The effective tax rate for the first quarter of 2013 was unfavorably impacted by the cumulative adjustment on deferred taxes of increases in the enacted tax rates in several foreign countries and the nondeductible portion of the charge for the remeasurement of net assets in Venezuela.

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

In the first quarter of 2013, we used cash on hand and revolving loan borrowings under the Credit Agreement to prepay essentially all term loan amortization payments due in 2013 and 2014 under the Credit Agreement, consisting of $156.0 million of U.S. term loans, €100.5 million of Euro term loans and Cdn $12.2 million of Canadian term loans, aggregating U.S. denominated $300.9 million.  In connection with these prepayments, we recorded a loss on early extinguishment of debt of $2.1 million.  As a result of these prepayments, we have no significant term loan principal amortization payments due under the Credit Agreement until 2015.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2013, we used net borrowings of revolving loans of $430.6 million and cash and cash equivalents of $307.0 million to fund the repayment of $302.6 million of long-term debt (including the repayment of $1.7 million of foreign bank term loans), repurchases of our common stock of $251.0 million, cash used in operations of $69.0 million, decreases in outstanding checks of $73.5 million, net capital expenditures of $24.8 million, dividends paid on our common stock of $9.1 million, net payments for stock-based compensation issuances of $1.6 million and the acquisition of closures operations in Australia for $6.0 million.

For the three months ended March 31, 2012, we used proceeds from the issuance of long-term debt of $526.6 million to fund cash used in operations of $105.5 million (including contributions of $30.0 million to our  domestic pension benefit plans), decreases in outstanding checks of $63.2 million, deferred payments of purchase price for acquisitions of $51.0 million, net capital expenditures of $26.2 million, debt issuance costs of $9.6 million related to our 5% Senior Notes, dividends paid on our common stock of $8.5 million, net payments of revolving loans of $5.9 million, repurchases of our common stock of $5.0 million and net payments for stock-based compensation issuances of $0.3 million and to increase cash and cash equivalents by $251.4 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  In recent years, our seasonal working capital requirements have peaked at approximately $325 million, which were funded through a combination of revolving loans under the Credit Agreement and cash on hand.  We may use the available portion of revolving loans, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and to refinance or repurchase other debt.

At March 31, 2013, we had $424.8 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2013 was $346.9 million.

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

Rationalization Charges

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through March 31, 2013, we recognized a total of $0.9 million of costs, which consisted of $0.8 million of employee severance and benefits and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.7 million and $1.1 million, respectively are expected in 2013.

Under our rationalization plans, we made cash payments of $2.0 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.  Total future cash spending of $8.4 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Since such filing, other than the changes discussed in Note 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
				(d)
			(c)	Approximate
	(a)		Total Number of	Dollar Value of
	Total	(b)	Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or Programs
	Purchased (1)	per Share	or Programs (1)	(in millions) (2)

January 1-31, 2013	-	-	-	$350.1
February 1-28, 2013	5,524,861	$45.25	5,524,861	$100.1
March 1-31, 2013	-	-	-	$100.1

Total	5,524,861	$45.25	5,524,861	$100.1

(1) All of the shares included in the table were repurchased on February 8, 2013 pursuant to our “modified Dutch auction” tender offer.

(2) On August 5, 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.    On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014.  Prior to 2013, we had repurchased $49.9 million of our common stock pursuant to such authorizations.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 10, 2013

/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.