Form 10-Q
period 2013-06-30
SILGAN HOLDINGS INC
filed 2013-08-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

As of July 31, 2013, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,400,783.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2013	June 30, 2012	Dec. 31, 2012
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$113,195	$368,882	$465,608
Trade accounts receivable, net	448,579	408,595	326,691
Inventories	721,005	741,380	515,927
Prepaid expenses and other current assets	63,600	53,484	70,261
Total current assets	1,346,379	1,572,341	1,378,487

Property, plant and equipment, net	1,051,675	1,036,819	1,098,809
Goodwill	508,835	384,064	510,836
Other intangible assets, net	167,652	93,104	171,917
Other assets, net	134,564	134,662	133,494
	$3,209,105	$3,220,990	$3,293,543

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$619,469	$236,640	$255,349
Trade accounts payable	271,498	263,125	318,669
Accrued payroll and related costs	61,808	63,890	62,144
Accrued liabilities	60,379	59,341	66,397
Total current liabilities	1,013,154	622,996	702,559

Long-term debt	1,258,765	1,544,889	1,415,967
Other liabilities	389,288	393,605	421,374

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	208,517	200,924	204,449
Retained earnings	1,087,361	929,370	1,020,543
Accumulated other comprehensive loss	(119,882)	(121,478)	(109,913)
Treasury stock	(628,974)	(350,192)	(362,312)
Total stockholders’ equity	547,898	659,500	753,643
	$3,209,105	$3,220,990	$3,293,543

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$880,029	$821,611	$1,675,770	$1,589,968
Cost of goods sold	751,869	706,282	1,436,337	1,360,594
Gross profit	128,160	115,329	239,433	229,374
Selling, general and administrative expenses	52,322	46,532	104,120	91,211
Rationalization charges	933	158	2,284	3,761
Income from operations	74,905	68,639	133,029	134,402
Interest and other debt expense before loss on early extinguishment of debt	15,445	16,028	30,794	31,618
Loss on early extinguishment of debt	—	38,704	2,068	38,704
Interest and other debt expense	15,445	54,732	32,862	70,322
Income before income taxes	59,460	13,907	100,167	64,080
Provision for income taxes	(69)	3,327	15,205	20,750
Net income	$59,529	$10,580	$84,962	$43,330

Earnings per share:
Basic net income per share	$0.93	$0.15	$1.31	$0.62
Diluted net income per share	$0.93	$0.15	$1.30	$0.62

Dividends per share	$0.14	$0.12	$0.28	$0.24

Weighted average number of shares:
Basic	63,710	69,719	65,068	69,834
Effect of dilutive securities	381	281	374	303
Diluted	64,091	70,000	65,442	70,137

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$59,529	$10,580	$84,962	$43,330
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,718	1,851	3,759	3,702
Change in fair value of derivatives	1,398	(222)	2,861	(378)
Foreign currency translation	(4,544)	(23,219)	(16,589)	(9,520)
Other comprehensive loss	(1,428)	(21,590)	(9,969)	(6,196)
Comprehensive income (loss)	$58,101	$(11,010)	$74,993	$37,134

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$84,962	$43,330
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	85,636	83,373
Rationalization charges	2,284	3,761
Loss on early extinguishment of debt	2,068	38,704
Excess tax benefit from stock-based compensation	(552)	(1,367)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(124,761)	(76,970)
Inventories	(207,040)	(193,695)
Trade accounts payable	28,058	14,579
Accrued liabilities	(7,972)	(16,116)
Contributions to domestic pension benefit plans	—	(76,000)
Other, net	(21,839)	(14,829)
Net cash used in operating activities	(159,156)	(195,230)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(6,000)	(50,975)
Capital expenditures	(53,048)	(59,448)
Proceeds from asset sales	6,411	335
Net cash used in investing activities	(52,637)	(110,088)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	593,424	174,300
Repayments under revolving loans	(70,720)	(25,596)
Proceeds from issuance of long-term debt	—	526,550
Repayments of long-term debt	(304,778)	(282,639)
Debt issuance costs	—	(9,749)
Changes in outstanding checks - principally vendors	(73,454)	(66,604)
Dividends paid on common stock	(18,144)	(16,947)
Proceeds from stock option exercises	—	195
Excess tax benefit from stock-based compensation	552	1,367
Repurchase of common stock under stock plan	(2,160)	(1,692)
Repurchase of common stock under share repurchase authorization	(265,340)	(22,086)
Net cash (used in) provided by financing activities	(140,620)	277,099

Cash and cash equivalents:
Net decrease	(352,413)	(28,219)
Balance at beginning of year	465,608	397,101
Balance at end of period	$113,195	$368,882

Interest paid, net	$28,753	$29,743
Income taxes paid, net	51,787	41,543

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2013 and 2012
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994
Net income	—	—	—	43,330	—	—	43,330
Other comprehensive loss	—	—	—	—	(6,196)	—	(6,196)
Dividends declared on common stock	—	—	—	(16,947)	—	—	(16,947)
Stock compensation expense	—	—	3,479	—	—	—	3,479
Stock option exercises, including tax benefit of $580	36	1	774	—	—	—	775
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $843	81	—	45	—	—	(894)	(849)
Repurchases of common stock	(511)	—	—	—	—	(22,086)	(22,086)
Balance at June 30, 2012	69,490	$876	$200,924	$929,370	$(121,478)	$(350,192)	$659,500

Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643

Net income	—	—	—	84,962	—	—	84,962
Other comprehensive loss	—	—	—	—	(9,969)	—	(9,969)
Dividends declared on common stock	—	—	—	(18,144)	—	—	(18,144)
Stock compensation expense	—	—	4,354	—	—	—	4,354
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $552	76	—	(286)	—	—	(1,322)	(1,608)
Repurchases of common stock	(5,831)	—	—	—	—	(265,340)	(265,340)
Balance at June 30, 2013	63,449	$876	$208,517	$1,087,361	$(119,882)	$(628,974)	$547,898

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
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
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 2.               Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2012 is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2012	$3,231	$1,698	$—	$4,929
Activity for the six months ended June 30, 2013
Prior years’ rationalization plan reserves established	(138)	829	178	869
Prior years’ rationalization plan reserves utilized	(1,494)	(781)	(178)	(2,453)
2013 rationalization plan reserves established	1,057	257	101	1,415
2013 rationalization plan reserves utilized	(675)	(257)	(101)	(1,033)
Total activity	(1,250)	48	—	(1,202)
Balance at June 30, 2013	$1,981	$1,746	$—	$3,727

Rationalization reserves as of June 30, 2013 and December 31, 2012 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.  Total future cash spending of $6.8 million is expected for our outstanding rationalization plans in the current year and thereafter.

2013 Rationalization Plans

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through June 30, 2013, we recognized a total of $1.2 million of costs, which consisted of $0.8 million of employee severance and benefits, $0.3 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.4 million and $0.6 million, respectively, are expected in 2013.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, are as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2012	$(105,675)	$(7,727)	$3,489	$(109,913)
Other comprehensive loss before reclassifications	318	1,144	(16,589)	(15,127)
Amounts reclassified from accumulated other comprehensive loss	3,441	1,717	—	5,158
Other comprehensive loss	3,759	2,861	(16,589)	(9,969)
Balance at June 30, 2013	$(101,916)	$(4,866)	$(13,100)	$(119,882)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 were losses of $2.7 million and $5.5 million, respectively, excluding an income tax benefit of $1.0 million and $2.1 million, respectively.  Amortization of actuarial losses and prior service cost (credit) is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 were net losses of $1.2 million and $2.7 million, respectively, excluding an income tax benefit of $0.4 million and $1.0 million, respectively.  These net losses included $1.4 million and $2.8 million of losses related to our interest rate swap agreements which were recorded in interest and other debt expense for the three and six months ended June 30, 2013, respectively, and gains of $0.1 million related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income for each of the three and six months ended June 30, 2013.

Foreign currency (losses) gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 were $(4.8) million and $4.7 million, respectively, excluding an income tax benefit (provision) of $1.8 million and $(1.8) million, respectively.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	June 30, 2013	June 30, 2012	Dec. 31, 2012
	(Dollars in thousands)

Raw materials	$168,903	$176,091	$167,097
Work-in-process	133,126	120,758	108,385
Finished goods	508,170	527,103	330,077
Other	13,697	13,365	13,259
	823,896	837,317	618,818
Adjustment to value inventory at cost on the LIFO method	(102,891)	(95,937)	(102,891)
	$721,005	$741,380	$515,927

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	June 30, 2012	Dec. 31, 2012
	(Dollars in thousands)

Bank debt
Bank revolving loans	$503,111	$160,000	$—
U.S. term loans	364,000	520,000	520,000
Canadian term loans	65,697	78,400	81,389
Euro term loans	305,647	416,874	443,406
Other foreign bank revolving and term loans	139,779	106,255	126,521
Total bank debt	1,378,234	1,281,529	1,171,316
5% Senior Notes	500,000	500,000	500,000
Total debt	1,878,234	1,781,529	1,671,316
Less current portion	619,469	236,640	255,349
	$1,258,765	$1,544,889	$1,415,967

At June 30, 2013, amounts expected to be repaid within one year consisted of $503.1 million of bank revolving loans and $116.4 million of foreign bank revolving and term loans.

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
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2013:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$113,195	$113,195

Liabilities:
Bank debt	$1,378,234	$1,378,234
5% Senior Notes	500,000	497,500
Interest rate swap agreements	8,466	8,466
Natural gas swap agreements	316	316

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at June 30, 2013 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

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
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2013, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2013 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $8.8 million, of which $6.2 million was included in accrued liabilities and $2.6 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 were losses, net of income taxes, of $0.8 million and $1.7 million, respectively.  We estimate that we will reclassify losses of $3.6 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2013, the aggregate notional principal amount of our outstanding interest rate swap agreements was $286.9 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2013, net payments under our interest rate swap agreements were $1.4 million and $2.8 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2013, the aggregate notional principal amount of our natural gas swap agreements was 730,000 MMBtu of natural gas with fixed prices ranging from $3.630 to $4.548 per MMBtu, which hedges approximately 14 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For each of the three and six months ended June 30, 2013, net receipts under our natural gas swap agreements were $0.1 million.  These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2013 were $(4.8) million and $4.7 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$3,947	$3,676	$8,056	$7,399
Interest cost	6,624	6,920	13,272	13,829
Expected return on plan assets	(13,156)	(11,801)	(26,269)	(22,314)
Amortization of prior service cost	421	477	849	953
Amortization of actuarial losses	2,898	3,088	5,885	6,176
Net periodic benefit cost	$734	$2,360	$1,793	$6,043

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$191	$228	$392	$455
Interest cost	443	571	917	1,140
Amortization of prior service credit	(669)	(654)	(1,339)	(1,308)
Amortization of actuarial losses	49	53	104	142
Net periodic benefit cost	$14	$198	$74	$429

Note 8.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, concluded its review of tax years through 2007, and we reached a tentative settlement of all issues with IRS Appeals in March 2013, pending the review of the Joint Committee on Taxation.  We received final acceptance of the settlement from the Joint Committee on Taxation in June 2013, resulting  in the recognition of previously gross unrecognized tax benefits of $27.2 million. We recorded a $19.8 million benefit to the effective tax rate for the second quarter of 2013 primarily related to this settlement and associated payments. The unrecognized tax benefits included items predating the years under audit as a result of the net operating losses utilized during the period and items arising in the audit period.   These items, primarily related to the timing and character of losses arising from the write off of intercompany obligations and instruments, were covered by the terms of the closing agreements with the IRS.  As of June 30, 2013, the remaining amount of gross unrecognized tax benefits on our Condensed Consolidated Balance Sheet was $25.0 million, which was primarily unrelated to the U.S. federal jurisdiction.  We are currently in discussions with the IRS related to the closing of the examination of the 2008 through 2011 tax years, however we do not expect a material change in the amount of our unrecognized tax benefits in the next twelve months as the result of the closing of the examination of these tax years.  The amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at June 30, 2013 and December 31, 2012 were $12.0 million and $32.8 million, respectively, net of associated tax assets and excluding the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
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

During the six months ended June 30, 2013, we repurchased an additional 305,562 shares of our common stock at an average price per share of $46.94, for a total purchase price of $14.3 million. Accordingly, at June 30, 2013, we had $85.8 million remaining under authorizations from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2014.

During the first six months of 2013, we issued 126,390 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 50,559 shares of our common stock at an average cost of $42.74 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2013, 24,106,873 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2013, 295,900 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $12.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2013
Net sales	$531,172	$181,445	$167,412	$—	$880,029
Depreciation and amortization(1)	21,519	8,225	11,106	34	40,884
Rationalization charges	333	245	355	—	933
Segment income from operations	45,735	21,682	11,468	(3,980)	74,905

Three Months Ended June 30, 2012
Net sales	$479,687	$183,088	$158,836	$—	$821,611
Depreciation and amortization(1)	21,346	7,938	10,414	289	39,987
Rationalization charges	—	—	158	—	158
Segment income from operations(2)(3)	40,134	22,918	9,061	(3,474)	68,639

Six Months Ended June 30, 2013
Net sales	$994,932	$342,587	$338,251	$—	$1,675,770
Depreciation and amortization(1)	43,527	16,552	23,260	67	83,406
Rationalization charges	1,383	245	656	—	2,284
Segment income from operations(2)(3)(4)	85,297	32,313	21,874	(6,455)	133,029

Six Months Ended June 30, 2012
Net sales	$924,572	$346,052	$319,344	$—	$1,589,968
Depreciation and amortization(1)	43,005	16,211	20,935	707	80,858
Rationalization charges	—	2,141	1,620	—	3,761
Segment income from operations(2)(3)	82,151	40,939	17,980	(6,668)	134,402

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and amortization of debt issuance costs of $2.2 million and amortization of debt discount and issuance costs of $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Income from operations of the metal containers segment includes plant start-up costs of $1.9 million for the three months ended June 30, 2012 and $0.8 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.

(3)
Income from operations for Corporate includes costs attributable to announced acquisitions of $0.2 million for the six months ended June 30, 2013 and $0.7 million for each of the three and six months ended June 30, 2012.

(4)
Income from operations of the closures segment for the six months ended June 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the recently devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2013 and 2012 and for the
three and six months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total segment income from operations	$74,905	$68,639	$133,029	$134,402
Interest and other debt expense	15,445	54,732	32,862	70,322
Income before income taxes	$59,460	$13,907	$100,167	$64,080

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net sales
Metal containers	60.4%	58.4%	59.4%	58.1%
Closures	20.6	22.3	20.4	21.8
Plastic containers	19.0	19.3	20.2	20.1
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	85.4	86.0	85.7	85.6
Gross profit	14.6	14.0	14.3	14.4
Selling, general and administrative expenses	6.0	5.7	6.2	5.7
Rationalization charges	0.1	—	0.1	0.3
Income from operations	8.5	8.3	8.0	8.4
Interest and other debt expense	1.7	6.6	2.0	4.4
Income before income taxes	6.8	1.7	6.0	4.0
Provision for income taxes	—	0.4	0.9	1.3
Net income	6.8%	1.3%	5.1%	2.7%

Summary unaudited results of operations for the three and six months ended June 30, 2013 and 2012 are provided below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net sales
Metal containers	$531.2	$479.7	$994.9	$924.6
Closures	181.4	183.1	342.6	346.1
Plastic containers	167.4	158.8	338.3	319.3
Consolidated	$880.0	$821.6	$1,675.8	$1,590.0

Income from operations
Metal containers (1)	$45.7	$40.1	$85.3	$82.2
Closures (2)	21.7	22.9	32.3	40.9
Plastic containers (3)	11.5	9.1	21.9	18.0
Corporate (4)	(4.0)	(3.5)	(6.5)	(6.7)
Consolidated	$74.9	$68.6	$133.0	$134.4

(1) Includes rationalization charges of $0.3 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and plant start-up costs of $1.9 million for the three months ended June 30, 2012 and $0.8 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.
(2) Includes a charge of $3.0 million for the six months ended June 30, 2013 for the remeasurement of net assets in Venezuela due to a currency devaluation and rationalization charges of $0.2 million for each of the three and six months ended June 30, 2013 and $2.1 million for the six months ended June 30, 2012.
(3) Includes rationalization charges of $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.
(4) Includes costs attributable to announced acquisitions of $0.2 million for the six months ended June 30, 2013 and $0.7 million for each of the three and six months ended June 30, 2012.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Overview.  Consolidated net sales were $880.0 million in the second quarter of 2013, representing a 7.1 percent increase as compared to the second quarter of 2012 primarily as a result of an increase in unit volumes in the metal container business, the inclusion of net sales from the plastic food container operations acquired in August 2012, higher average selling prices in the metal container business due to the pass through of higher raw material costs, a more favorable mix of products sold in the plastics container business and the favorable impact of foreign currency translation, partially offset by lower unit volumes in the closure business including in Venezuela and in the legacy operations of the plastic container business. Income from operations for the second quarter of 2013 of $74.9 million increased by $6.3 million, or 9.2 percent, as compared to the same period in 2012 primarily due to increased volumes in the metal container business, the inclusion of the plastic food container operations, improved manufacturing efficiencies and favorable operating performance and a more favorable mix of products sold in the plastic container business, partially offset by lower unit volumes in the closure business and legacy operations of the plastic container business, the operational impact from the devaluation of currency and political instability in Venezuela, unabsorbed operating costs of the new plants of the metal container business in Eastern Europe and the Middle East, the unfavorable impact from the lagged pass through of increases in resin costs and higher rationalization charges. Results for the second quarter of 2013 included rationalization charges of $0.9 million and a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007.  Results for the second quarter of 2012 included rationalization charges of $0.2 million, plant start-up costs of $1.9 million and costs attributable to announced acquisitions of $0.7 million. Net income for the second quarter of 2013 was $59.5 million as compared to $10.6 million for the same period in 2012.  Net income per diluted share for the second quarter of 2013 was $0.93 as compared to $0.15 for the same period in 2012.

Net Sales.  The $58.4 million increase in consolidated net sales in the second quarter of 2013 as compared to the second quarter of 2012 was the result of higher net sales in the metal container and plastic container businesses, slightly offset by lower net sales in the closure business.

Net sales for the metal container business increased $51.5 million, or 10.7 percent, in the second quarter of 2013 as compared to the same period in 2012.  This increase was primarily the result of an increase in unit volumes, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation. The increase in unit volumes was primarily the result of continued growth in the U.S., principally in the pet food and soup markets, sales from the new plants in Eastern Europe and the inclusion of sales from the operations in Turkey which were acquired in July 2012.

Net sales for the closure business decreased $1.7 million, or 0.9 percent, in the second quarter of 2013 as compared to the same period in 2012.  This decrease was primarily the result of lower unit volumes in the U.S., primarily for single-serve beverages in the current year period as compared to the prior year period which benefited from unseasonably warm weather, and in Venezuela, partially offset by the impact of favorable foreign currency translation.

Net sales for the plastic container business in the second quarter of 2013 increased $8.6 million, or 5.4 percent, as compared to the same period in 2012.  This increase was primarily due to the inclusion of net sales from the plastic food container operations and a more favorable mix of products sold, partially offset by lower volumes in the legacy operations due in part to accelerated sales in the prior year period in advance of certain customer shutdowns in the third quarter of 2012 as well as ongoing efforts to rebalance the portfolio of the business.

Gross Profit.  Gross profit margin increased 0.6 percentage points to 14.6 percent in the second quarter of 2013 as compared to the same period in 2012 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 6.0 percent for the second quarter of 2013 as compared to 5.7 percent for the same period in 2012.  Selling, general and administrative expenses increased $5.8 million to $52.3 million for the second quarter of 2013 as compared to $46.5 million for the same period in 2012 primarily due to the inclusion of recent acquisitions.

Income from Operations.  Income from operations for the second quarter of 2013 increased by $6.3 million, or 9.2 percent, as compared to the second quarter of 2012, and operating margin increased to 8.5 percent from 8.3 percent over the same periods.

Income from operations of the metal container business for the second quarter of 2013 increased $5.6 million, or 14.0 percent, as compared to the same period in 2012, and operating margin increased to 8.6 percent from 8.4 percent over the same periods.  The increase in income from operations was primarily a result of an increase in unit volumes, partially offset by unabsorbed operating costs of the new plants in Eastern Europe and the Middle East. Rationalization charges were $0.3 million in the second quarter of 2013. Plant start-up costs were $1.9 million in the second quarter of 2012.

Income from operations of the closure business for the second quarter of 2013 decreased $1.2 million, or 5.2 percent, as compared to the same period in 2012, and operating margin decreased to 12.0 percent from 12.5 percent over the same periods.  The decrease in income from operations was primarily due to a $2.3 million comparative decline in operating income in Venezuela due to delays in sourcing steel supply in the current year quarter as a result of political instability and currency restrictions as well as the decline in U.S. unit volumes, partially offset by improved manufacturing efficiencies. Rationalization charges were $0.2 million in the second quarter of 2013.

Income from operations of the plastic container business for the second quarter of 2012 increased $2.4 million, or 26.4 percent, as compared to the same period in 2012, and operating margin increased to 6.9 percent from 5.7 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the plastic food container operations, favorable operating performance and a more favorable mix of products sold, partially offset by lower volumes in the legacy operations and the unfavorable impact from the lagged pass through of increases in resin costs in the current year quarter.  Rationalization charges were $0.4 million and $0.2 million in the second quarter of 2013 and 2012, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2013 decreased $0.6 million to $15.4 million as compared to the same period in 2012.  The second quarter of 2012 included a pre-tax charge of $38.7 million for the loss on early extinguishment of debt as a result of the redemption of all $250 million of our 7¼% Senior Notes due 2016.

Provision for Income Taxes. The income tax provision for the second quarter of 2013 included a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007. The effective tax rate excluding the tax audit adjustment in 2013 was 33.2 and 23.9 percent for the second quarter of 2013 and 2012, respectfully. The effective tax rate for the second quarter of 2012 included a cumulative adjustment of reductions in the enacted tax rates in certain foreign countries.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Overview. Consolidated net sales were $1.68 billion in the first six months of 2013, representing a 5.4 percent increase as compared to the first six months of 2012 primarily due to the inclusion of net sales from the plastic food container operations, higher unit volumes in the metal container business, higher average selling prices in the metal container and closure businesses due to the pass through of higher raw material costs, a favorable mix of products sold in the plastic container business and the favorable impact of foreign currency translation, partially offset by lower volumes in the closure business including in Venezuela and in the legacy operations of the plastic container business. Income from operations for the first six months of 2013 of $133.0 million decreased by $1.4 million, or 1.0 percent, as compared to the same period in 2012 primarily as a result of the charge for the remeasurement of net assets and the operational impact of the currency restrictions and political climate in Venezuela, lower volumes in the closure business and legacy operations in the plastic container business, the unfavorable comparison of a reduced inventory build as compared to the prior year period in the metal container business, the unfavorable impact from the lagged pass through of increases in resin costs, continued economic weakness in Europe and unabsorbed operating costs of the new plants in Eastern Europe and the Middle East. These decreases were offset by an increase in unit volumes in the metal container business, the inclusion of the plastic food container operations acquired in August 2012, improved manufacturing efficiencies, a more favorable mix of products sold in the plastic container business and lower rationalization charges and plant start-up costs. Results for the first six months of 2013 and 2012 included plant start-up costs of $0.8 million and $2.9 million, respectively. Rationalization charges were $2.3 million and $3.7 million in the first six months of 2013 and 2012, respectively. Results for the first six months of 2013 and 2012 included a loss on early extinguishment of debt of $2.1 million and $38.7 million, respectively. Results for the first six months of 2013 also included the favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007. Net income for the first six months of 2013 was $85.0 million, or $1.30 per diluted share, as compared to $43.3 million, or $0.62 per diluted share, for the same period in 2012.

Net Sales. The $85.8 million increase in consolidated net sales in the first six months of 2013 as compared to the first six months of 2012 was due to higher net sales in the metal container and plastic container businesses, slightly offset by lower net sales in the closure business.

Net sales for the metal container business increased $70.3 million, or 7.6 percent, in the first six months of 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in unit volumes, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation. The increase in unit volumes was primarily the result of continued growth in the U.S., principally in the pet food and soup markets, sales from the new plants in Eastern Europe and the inclusion of sales from the operations in Turkey which were acquired in July 2012.

Net sales for the closure business in the first six months of 2013 decreased $3.5 million, or 1.0 percent, as compared to the same period in 2012. This decrease was primarily the result of lower unit volumes in the U.S., primarily for single-serve beverages, and in Venezuela, partially offset by the impact of favorable foreign currency translation.

Net sales for the plastic container business in the first six months of 2013 increased $19.0 million, or 6.0 percent, as compared to the same period in 2012. This increase was primarily due to the inclusion of net sales from the plastic food container operations and a more favorable mix of products sold, partially offset by lower volumes in the legacy operations due in part to accelerated sales in the prior year period in advance of certain customer shutdowns in the third quarter of 2012 as well as ongoing efforts to rebalance the portfolio of the business.

Gross Profit. Gross profit margin decreased 0.1 percentage point to 14.3 percent for the first six months of 2013 as compared to the same period in 2012 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.9 million to $104.1 million for the six months ended June 30, 2013 as compared to $91.2 million for the same period in 2012. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 6.2 percent for the first six months of 2013 as compared to 5.7 percent for the same period in 2012. These increases were primarily due to the inclusion of recent acquisitions and a charge of $3.0 million recognized for the remeasurement of the net assets in the closure operations in Venezuela to the devalued official Bolivar exchange rate.

Income from Operations. Income from operations for the first six months of 2013 decreased by $1.4 million, or 1.0 percent, as compared to the first six months of 2012, and operating margin decreased to 8.0 percent from 8.4 percent over the same periods.

Income from operations of the metal container business for the first six months of 2013 increased $3.1 million, or 3.8 percent, as compared to the same period in 2012, while operating margin decreased to 8.6 percent from 8.9 percent over the same periods. The increase in income from operations was primarily a result of an increase in unit volumes, partially offset by the unfavorable comparison of a reduced inventory build in the beginning of 2013 to a more significant inventory build in advance of labor negotiations in the beginning of 2012, continued economic weakness in Europe, unabsorbed operating costs of the new plants in Eastern Europe and the Middle East and higher rationalization charges. Plant start-up costs of $0.8 million and $2.9 million were recognized in the first six months of 2013 and 2012, respectively. Rationalization charges of $1.4 million were recognized in the first six months of 2013.

Income from operations of the closure business for the first six months of 2013 decreased $8.6 million, or 21.0 percent, as compared to the same period in 2012, and operating margin decreased to 9.4 percent from 11.8 percent over the same periods. The decrease in income from operations was primarily due to the $3.0 million charge for the remeasurement of net assets of the Venezuela operations due to the devaluation of the currency, a $5.2 million comparative operational impact due to the political instability and currency restrictions in Venezuela and lower unit volumes in the U.S. primarily for single-serve beverages, partially offset by improved manufacturing efficiencies and lower rationalization charges. Rationalization charges of $0.2 million and $2.1 million were recognized in the first six months of 2013 and 2012, respectively.

Income from operations of the plastic container business for the first six months of 2013 increased $3.9 million, or 21.7 percent, as compared to the same period in 2012, and operating margin increased to 6.5 percent from 5.6 percent over the same periods. These increases were primarily attributable to the inclusion of the plastic food container operations, continued improvement in operating performance, a more favorable mix of products sold and lower rationalization charges, partially offset by lower unit volumes in the legacy operations and the unfavorable impact from the lagged pass through of increases in resin costs. Rationalization charges of $0.7 million and $1.6 million were recognized in the first six months of 2013 and 2012, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2013 decreased $0.8 million to $30.8 million as compared to the same period in 2012. This decrease was primarily due to lower average interest rates, partially offset by higher average debt balances. As a result of the prepayment of $300.9 million of term debt under the Credit Agreement, we recorded a pre-tax charge of $2.1 million for the loss on early extinguishment of debt in the first six months of 2013. The first six months of 2012 included a pre-tax charge of $38.7 million for the loss on early extinguishment of debt as a result of the redemption of all $250 million of our 7¼% Senior Notes due 2016.

Provision for Income Taxes. The effective tax rate for the first six months of 2013 was 35.0 percent, excluding the $19.8 million adjustment primarily related to the completion of tax audits, as compared to 32.4 percent for the first six months of 2012. The effective tax rate for the first six months of 2013 was unfavorably impacted by the cumulative adjustment of increases in enacted tax rates in certain foreign countries and the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela operations. The effective tax rate for the first six months of 2012 was favorably impacted by the cumulative adjustment of reductions in enacted tax rates in certain foreign countries.

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

In the first six months of 2013, we used cash on hand and revolving loan borrowings under the Credit Agreement to prepay essentially all term loan amortization payments due in 2013 and 2014 under the Credit Agreement, consisting of $156.0 million of U.S. term loans, €100.5 million of Euro term loans and Cdn $12.2 million of Canadian term loans, aggregating U.S. denominated $300.9 million.  In connection with these prepayments, we recorded a loss on early extinguishment of debt of $2.1 million.  As a result of these prepayments, we have no significant term loan principal amortization payments due under the Credit Agreement until 2015.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2013, we used net borrowings of revolving loans of $522.7 million and cash and cash equivalents of $352.4 million to fund the repayment of $304.8 million of long-term debt (including the repayment of $3.9 million of foreign bank term loans), repurchases of our common stock of $265.3 million, cash used in operations of $159.2 million, decreases in outstanding checks of $73.5 million, net capital expenditures of $46.6 million, dividends paid on our common stock of $18.1 million, net payments for stock-based compensation issuances of $1.6 million and the acquisition of closures operations in Australia for $6.0 million.

For the six months ended June 30, 2012, we used proceeds from the issuance of long-term debt of $526.6 million, net borrowings of revolving loans of $148.7 million and cash and cash equivalents of $28.2 million to fund repayments of long-term debt of $282.6 million (including the redemption of our 7¼% Senior Notes due 2016 for $280.9 million), cash used in operations of $195.2 million (including contributions of $76.0 million to our domestic pension benefit plans), decreases in outstanding checks of $66.6 million, net capital expenditures of $59.1 million, deferred payments of purchase price for acquisitions of $51.0 million, repurchases of our common stock of $22.1 million, dividends paid on our common stock of $16.9 million, debt issuance costs of $9.8 million related to our 5% Senior Notes due 2020 and net payments for stock-based compensation issuances of $0.2 million.

At June 30, 2013, we had $503.1 million of revolving loans outstanding under the Credit Agreement, including borrowings for seasonal purposes and to prepay a portion of the $300.9 million of term loans under the Credit Agreement prepaid during the first six months of 2013.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2013 was $268.3 million.

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

Rationalization Charges

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through June 30, 2013, we recognized a total of $1.2 million of costs, which consisted of $0.8 million of employee severance and benefits, $0.3 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.4 million and $0.6 million, respectively, are expected in 2013.

Under our rationalization plans, we made cash payments of $3.2 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.  Total future cash spending of $6.8 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Since such filing, other than the changes discussed in Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased (1)
		(b) Average Price Paid per Share

April 1-30, 2013	—	—	—	$100.1
May 1-31, 2013	62,413	$47.69	62,413	$97.1
June 1-30, 2013	243,149	$46.75	243,149	$85.8

Total	305,562	$46.94	305,562	$85.8

(1) On August 5, 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014.    On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014.  Prior to the second quarter of 2013, we had repurchased $299.9 million of our common stock pursuant to such authorizations.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Officer Agreement dated March 1, 2012 between Silgan Plastics LLC and Sarah T. Macdonald.

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 8, 2013	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

10.1	Officer Agreement dated March 1, 2012 between Silgan Plastics LLC and Sarah T. Macdonald.

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.