Form 10-Q
period 2013-09-30
SILGAN HOLDINGS INC
filed 2013-11-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of October 31, 2013, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,415,444.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$134,473	$422,525	$465,608
Trade accounts receivable, net	587,669	597,678	326,691
Inventories	544,519	561,511	515,927
Prepaid expenses and other current assets	65,148	51,628	70,261
Total current assets	1,331,809	1,633,342	1,378,487

Property, plant and equipment, net	1,052,382	1,092,610	1,098,809
Goodwill	514,254	503,240	510,836
Other intangible assets, net	166,358	173,916	171,917
Other assets, net	138,296	138,848	133,494
	$3,203,099	$3,541,956	$3,293,543

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$225,732	$423,274	$255,349
Trade accounts payable	247,404	254,565	318,669
Accrued payroll and related costs	65,364	71,013	62,144
Accrued liabilities	78,703	81,762	66,397
Total current liabilities	617,203	830,614	702,559

Long-term debt	1,574,196	1,566,427	1,415,967
Other liabilities	382,287	408,575	421,374

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	210,739	202,707	204,449
Retained earnings	1,155,507	999,603	1,020,543
Accumulated other comprehensive loss	(106,219)	(104,780)	(109,913)
Treasury stock	(631,490)	(362,066)	(362,312)
Total stockholders’ equity	629,413	736,340	753,643
	$3,203,099	$3,541,956	$3,293,543

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Net sales	$1,167,921	$1,139,547	$2,843,691	$2,729,516
Cost of goods sold	980,096	960,776	2,416,433	2,321,371
Gross profit	187,825	178,771	427,258	408,145
Selling, general and administrative expenses	50,634	44,291	154,754	135,503
Rationalization charges	1,332	2,048	3,616	5,809
Income from operations	135,859	132,432	268,888	266,833
Interest and other debt expense before loss on early extinguishment of debt	16,982	16,005	47,776	47,622
Loss on early extinguishment of debt	—	—	2,068	38,704
Interest and other debt expense	16,982	16,005	49,844	86,326
Income before income taxes	118,877	116,427	219,044	180,507
Provision for income taxes	41,702	37,770	56,907	58,520
Net income	$77,175	$78,657	$162,137	$121,987

Earnings per share:
Basic net income per share	$1.22	$1.13	$2.51	$1.75
Diluted net income per share	$1.21	$1.13	$2.50	$1.74

Dividends per share	$0.14	$0.12	$0.42	$0.36

Weighted average number of shares:
Basic	63,449	69,375	64,522	69,679
Effect of dilutive securities	415	310	389	305
Diluted	63,864	69,685	64,911	69,984

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Net income	$77,175	$78,657	$162,137	$121,987
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,958	1,557	5,717	5,259
Change in fair value of derivatives	152	(587)	3,013	(965)
Foreign currency translation	11,553	15,728	(5,036)	6,208
Other comprehensive income	13,663	16,698	3,694	10,502
Comprehensive income	$90,838	$95,355	$165,831	$132,489

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$162,137	$121,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127,087	125,161
Rationalization charges	3,616	5,809
Loss on early extinguishment of debt	2,068	38,704
Excess tax benefit from stock-based compensation	(444)	(1,429)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(258,090)	(239,154)
Inventories	(25,022)	10,841
Trade accounts payable	492	(7,308)
Accrued liabilities	10,520	4,874
Contributions to domestic pension benefit plans	—	(76,000)
Other, net	(21,325)	10,552
Net cash provided by (used in) operating activities	1,039	(5,963)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(6,000)	(317,546)
Capital expenditures	(79,950)	(84,739)
Proceeds from asset sales	6,722	1,456
Net cash used in investing activities	(79,228)	(400,829)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	655,685	651,299
Repayments under revolving loans	(531,118)	(325,922)
Proceeds from issuance of long-term debt	304,981	526,550
Repayments of long-term debt	(306,444)	(284,204)
Debt issuance costs	(5,700)	(9,847)
Changes in outstanding checks - principally vendors	(73,454)	(66,178)
Dividends paid on common stock	(27,173)	(25,371)
Proceeds from stock option exercises	—	195
Excess tax benefit from stock-based compensation	444	1,429
Repurchase of common stock under stock plan	(2,560)	(1,872)
Repurchase of common stock under share repurchase authorization	(267,607)	(33,863)
Net cash (used in) provided by financing activities	(252,946)	432,216

Cash and cash equivalents:
Net (decrease) increase	(331,135)	25,424
Balance at beginning of year	465,608	397,101
Balance at end of period	$134,473	$422,525

Interest paid, net	$37,513	$38,457
Income taxes paid, net	89,344	55,858

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2013 and 2012
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2011	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994
Net income	—	—	—	121,987	—	—	121,987
Other comprehensive income	—	—	—	—	10,502	—	10,502
Dividends declared on common stock	—	—	—	(25,371)	—	—	(25,371)
Stock compensation expense	—	—	5,283	—	—	—	5,283
Stock option exercises, including tax benefit of $580	36	1	774	—	—	—	775
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $905	89	—	24	—	—	(991)	(967)
Repurchases of common stock	(799)	—	—	—	—	(33,863)	(33,863)
Balance at September 30, 2012	69,210	$876	$202,707	$999,603	$(104,780)	$(362,066)	$736,340

Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643

Net income	—	—	—	162,137	—	—	162,137
Other comprehensive income	—	—	—	—	3,694	—	3,694
Dividends declared on common stock	—	—	—	(27,173)	—	—	(27,173)
Stock compensation expense	—	—	6,835	—	—	—	6,835
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $444	90	—	(545)	—	—	(1,571)	(2,116)
Repurchases of common stock	(5,879)	—	—	—	—	(267,607)	(267,607)
Balance at September 30, 2013	63,415	$876	$210,739	$1,155,507	$(106,219)	$(631,490)	$629,413

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2013 assessment performed during the third quarter.

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
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 2.               Rationalization Charges

As part of our plans to rationalize certain facilities, we have established reserves for employee severance and benefits and plant exit costs.  Activity in our rationalization reserves since December 31, 2012 is summarized as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)

Balance at December 31, 2012	$3,231	$1,698	$—	$4,929
Activity for the nine months ended September 30, 2013
Prior years’ rationalization plan reserves established	161	816	178	1,155
Prior years’ rationalization plan reserves utilized	(1,706)	(933)	(178)	(2,817)
2013 rationalization plan reserves established	1,760	523	178	2,461
2013 rationalization plan reserves utilized	(1,490)	(523)	(178)	(2,191)
Total activity	(1,275)	(117)	—	(1,392)
Balance at September 30, 2013	$1,956	$1,581	$—	$3,537

Rationalization reserves as of September 30, 2013 and December 31, 2012 are included in the Condensed Consolidated Balance Sheets as accrued liabilities.  Total future cash spending of $7.0 million is expected for our outstanding rationalization plans in the current year and thereafter.

2013 Rationalization Plans

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through September 30, 2013, we recognized a total of $1.4 million of costs, which consisted of $0.8 million of employee severance and benefits, $0.5 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.2 million each are expected in 2013.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, are as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2012	$(105,675)	$(7,727)	$3,489	$(109,913)
Other comprehensive loss before reclassifications	318	260	(5,036)	(4,458)
Amounts reclassified from accumulated other comprehensive loss	5,399	2,753	—	8,152
Other comprehensive income	5,717	3,013	(5,036)	3,694
Balance at September 30, 2013	$(99,958)	$(4,714)	$(1,547)	$(106,219)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 were losses of $3.2 million and $8.7 million, respectively, excluding an income tax benefit of $1.2 million and $3.3 million, respectively.  Amortization of actuarial losses (gains) and prior service cost (credit) is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 were net losses of $1.7 million and $4.4 million, respectively, excluding an income tax benefit of $0.6 million and $1.6 million, respectively.  These net losses included $1.6 million and $4.4 million of losses related to our interest rate swap agreements which were recorded in interest and other debt expense for the three and nine months ended September 30, 2013, respectively.

Foreign currency losses related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 were $10.0 million and $5.3 million, respectively, excluding an income tax benefit of $3.7 million and $2.0 million, respectively.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(Dollars in thousands)

Raw materials	$163,129	$170,350	$167,097
Work-in-process	117,559	115,282	108,385
Finished goods	353,426	358,319	330,077
Other	13,296	13,497	13,259
	647,410	657,448	618,818
Adjustment to value inventory at cost on the LIFO method	(102,891)	(95,937)	(102,891)
	$544,519	$561,511	$515,927

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(Dollars in thousands)
Bank debt
Bank revolving loans	$98,395	$320,000	$—
U.S. term loans	364,000	520,000	520,000
Canadian term loans	66,784	82,571	81,389
Euro term loans	316,317	432,686	443,406
Other foreign bank revolving and term loans	154,432	134,444	126,521
Total bank debt	999,928	1,489,701	1,171,316
5% Senior Notes	500,000	500,000	500,000
5½% Senior Notes	300,000	—	—
Total debt	1,799,928	1,989,701	1,671,316
Less current portion	225,732	423,274	255,349
	$1,574,196	$1,566,427	$1,415,967

At September 30, 2013, amounts expected to be repaid within one year consisted of $98.4 million of bank revolving loans under our senior secured credit facility, or the Credit Agreement, and $127.3 million of foreign bank revolving and term loans.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

5½ % Senior Notes

On September 9, 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the 5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including our 5% Senior Notes due 2020, or the 5% Notes, and ahead of Silgan’s subordinated debt, if any. The 5½% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year beginning February 1, 2014, and the 5½% Notes mature on February 1, 2022. Net proceeds from the issuance of the 5½% Notes were used to repay outstanding bank revolving loans under the Credit Agreement.

The 5½% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after August 1, 2017 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period commencing August 1 of the years set forth below:

Year	Redemption Price
2017	102.750%
2018	101.375%
2019 and thereafter	100.000%

In addition, prior to August 1, 2016, we may redeem up to 35 percent of the aggregate principal amount of the 5½% Notes from the proceeds of certain equity offerings at a redemption price of 105 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 5½% Notes, in whole or in part, prior to August 1, 2017 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 5½% Notes, together with accrued and unpaid interest to the date of redemption.

Upon the occurrence of a change of control, as defined in the indenture for the 5½% Notes, Silgan is required to make an offer to purchase the 5½% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5½% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indenture for the 5% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2013:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$134,473	$134,473

Liabilities:
Bank debt	$999,928	$999,928
5% Notes	500,000	498,700
5½% Notes	300,000	292,314
Interest rate swap agreements	8,187	8,187
Natural gas swap agreements	272	272

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that are measured on a recurring basis at September 30, 2013 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments are classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5% Notes and 5½% Notes are recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs.  The fair values of the 5% Notes and 5½% Notes were estimated based on quoted market prices, a Level 1 input.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2013, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2013 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $8.5 million, of which $6.6 million was included in accrued liabilities and $1.9 million was included in other liabilities.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 were losses, net of income taxes, of $1.1 million and $2.8 million, respectively.  We estimate that we will reclassify losses of $3.8 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2013, the aggregate notional principal amount of our outstanding interest rate swap agreements was $291.6 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2013, net payments under our interest rate swap agreements were $1.6 million and $4.4 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2013, the aggregate notional principal amount of our natural gas swap agreements was 457,000 MMBtu of natural gas with fixed prices ranging from $3.695 to $4.548 per MMBtu, which hedges approximately 9 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2013, net payments under our natural gas swap agreements were not significant. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2013 were $10.0 million and $5.3 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$3,814	$3,690	$11,870	$11,089
Interest cost	6,809	6,688	20,081	20,517
Expected return on plan assets	(13,092)	(12,127)	(39,361)	(34,441)
Amortization of prior service cost	490	395	1,339	1,348
Amortization of actuarial losses	3,532	2,950	9,417	9,126
Net periodic benefit cost	$1,553	$1,596	$3,346	$7,639

The components of the net periodic other postretirement benefits costs are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$139	$156	$531	$611
Interest cost	343	435	1,260	1,575
Amortization of prior service credit	(674)	(655)	(2,013)	(1,963)
Amortization of actuarial (gains) losses	(229)	(138)	(125)	4
Net periodic benefit (credit) cost	$(421)	$(202)	$(347)	$227

Note 8.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, concluded its review of tax years through 2007, and we reached a tentative settlement of all issues with IRS Appeals in March 2013, pending the review of the Joint Committee on Taxation.  We received final acceptance of the settlement from the Joint Committee on Taxation in June 2013, resulting  in the recognition of previously gross unrecognized tax benefits of $27.2 million. We recorded a $19.7 million benefit to the effective tax rate for the first nine months of 2013 primarily related to this settlement and associated payments. The unrecognized tax benefits included items predating the years under audit as a result of the net operating losses utilized during the period and items arising in the audit period.   These items, primarily related to the timing and character of losses arising from the write-off of intercompany obligations and instruments, were covered by the terms of the closing agreements with the IRS.  As of September 30, 2013, the remaining amount of gross unrecognized tax benefits on our Condensed Consolidated Balance Sheet was $25.0 million, which was primarily unrelated to the U.S. federal jurisdiction.  We are currently in discussions with the IRS related to the closing of the examination of the 2008 through 2011 tax years, however we do not expect a material change in the amount of our unrecognized tax benefits in the next twelve months as the result of the closing of the examination of these tax years.  The amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at September 30, 2013 and December 31, 2012 were $12.7 million and $32.8 million, respectively, net of associated tax assets and excluding the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
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

During the nine months ended September 30, 2013, we repurchased an additional 354,154 shares of our common stock at an average price per share of $46.90, for a total purchase price of $16.6 million. Accordingly, at September 30, 2013, we had $83.5 million remaining under authorizations from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2014.

During the first nine months of 2013, we issued 149,304 treasury shares which had an average cost of $6.63 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 58,812 shares of our common stock at an average cost of $43.55 to satisfy minimum employee withholding tax requirements resulting from certain restricted stock units becoming vested.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2013, 24,140,804 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2013, 295,900 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $12.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2013
Net sales	$831,094	$185,249	$151,578	$—	$1,167,921
Depreciation and amortization(1)	20,243	8,310	11,765	33	40,351
Rationalization charges	344	988	—	—	1,332
Segment income from operations(2)	108,322	23,053	8,557	(4,073)	135,859

Three Months Ended September 30, 2012
Net sales	$814,111	$182,730	$142,706	$—	$1,139,547
Depreciation and amortization(1)	21,920	7,900	10,755	22	40,597
Rationalization charges (credit)	1,732	453	(137)	—	2,048
Segment income from operations(2)(3)	103,453	24,134	6,221	(1,376)	132,432

Nine Months Ended September 30, 2013
Net sales	$1,826,026	$527,835	$489,830	$—	$2,843,691
Depreciation and amortization(1)	63,770	24,862	35,025	100	123,757
Rationalization charges	1,727	1,233	656	—	3,616
Segment income from operations(2)(3)(4)	193,619	55,367	30,431	(10,529)	268,888

Nine Months Ended September 30, 2012
Net sales	$1,738,684	$528,782	$462,050	$—	$2,729,516
Depreciation and amortization(1)	64,926	24,110	31,690	729	121,455
Rationalization charges	1,732	2,594	1,483	—	5,809
Segment income from operations(2)(3)	185,604	65,072	24,201	(8,044)	266,833

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and amortization of debt issuance costs of $3.3 million and amortization of debt discount and issuance costs of $3.7 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Income from operations for Corporate includes costs attributable to announced acquisitions of $1.0 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Income from operations of the metal containers segment includes new plant start-up costs of $1.4 million for the three months ended September 30, 2012 and $0.8 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.

(4)
Income from operations of the closures segment for the nine months ended September 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the devalued official Bolivar exchange rate.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2013 and 2012 and for the
three and nine months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total segment income from operations	$135,859	$132,432	$268,888	$266,833
Interest and other debt expense	16,982	16,005	49,844	86,326
Income before income taxes	$118,877	$116,427	$219,044	$180,507

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

Note 12.             Subsequent Event

On October 22, 2013, we acquired Portola Packaging, Inc., or Portola, a leading manufacturer of plastic closures, for an aggregate purchase price of $266 million on a debt-free basis. This business, with sales of approximately $200 million in 2012, operates eight facilities in North America and Europe. We funded the purchase price for this acquisition through revolving loan borrowings under the Credit Agreement.

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

General

We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care, household and industrial chemical markets.

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

On October 22, 2013, we acquired Portola, a leading manufacturer of plastic closures, for an aggregate purchase price of $266 million on a debt-free basis. This business, with sales of approximately $200 million in 2012, operates eight facilities in North America and Europe. We funded the purchase price for this acquisition through revolving loan borrowings under the Credit Agreement.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Net sales
Metal containers	71.1%	71.5%	64.2%	63.7%
Closures	15.9	16.0	18.6	19.4
Plastic containers	13.0	12.5	17.2	16.9
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.0	84.3	85.0	85.0
Gross profit	16.0	15.7	15.0	15.0
Selling, general and administrative expenses	4.3	3.9	5.4	5.0
Rationalization charges	0.1	0.2	0.1	0.2
Income from operations	11.6	11.6	9.5	9.8
Interest and other debt expense	1.4	1.4	1.8	3.2
Income before income taxes	10.2	10.2	7.7	6.6
Provision for income taxes	3.6	3.3	2.0	2.1
Net income	6.6%	6.9%	5.7%	4.5%

Summary unaudited results of operations for the three and nine months ended September 30, 2013 and 2012 are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net sales
Metal containers	$831.1	$814.1	$1,826.0	$1,738.7
Closures	185.2	182.7	527.9	528.8
Plastic containers	151.6	142.7	489.8	462.0
Consolidated	$1,167.9	$1,139.5	$2,843.7	$2,729.5

Income from operations
Metal containers (1)	$108.3	$103.5	$193.6	$185.6
Closures (2)	23.1	24.1	55.4	65.1
Plastic containers (3)	8.6	6.2	30.4	24.2
Corporate (4)	(4.1)	(1.4)	(10.5)	(8.1)
Consolidated	$135.9	$132.4	$268.9	$266.8

(1) Includes rationalization charges of $0.3 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million for each of the nine months ended September 30, 2013 and 2012, and plant start-up costs of $1.4 million for the three months ended September 30, 2012 and $0.8 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.
(2) Includes a charge of $3.0 million for the nine months ended September 30, 2013 for the remeasurement of net assets in Venezuela due to a currency devaluation and rationalization charges of $1.0 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.
(3) Includes a rationalization credit of $0.1 million for the three months ended September 30, 2012 and rationalization charges of $0.7 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.
(4) Includes costs attributable to announced acquisitions of $1.0 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Overview.  Consolidated net sales were $1,167.9 million in the third quarter of 2013, representing a 2.5 percent increase as compared to the third quarter of 2012 primarily as a result of the inclusion of net sales from acquired operations, the favorable impact of foreign currency translation, an increase in unit volumes in the metal container business, higher average selling prices across all businesses due to the pass through of higher raw material costs and a more favorable mix of products sold in the plastic container business, partially offset by lower unit volumes in the legacy operations of the plastic container business and in the closure business. Income from operations for the third quarter of 2013 of $135.9 million increased by $3.5 million, or 2.6 percent, as compared to the same period in 2012 primarily due to increased unit volumes in the metal container business, the inclusion of acquired operations, a more favorable mix of products sold in the plastic container business, the favorable impact from better absorption of overhead costs due to a smaller reduction in inventory in the third quarter of 2013 as compared to the same period in 2012 in the metal container business, operating cost savings, improved manufacturing efficiencies, lower rationalization charges and new plant start-up costs incurred in 2012. These increases were partially offset by lower volumes in the legacy operations of the plastic container business and in the closure business, a less favorable mix of products sold in the metal container business, the unfavorable impact from the lagged pass through of increases in resin costs, higher corporate expenses and the impact from under absorbed operating costs at the new plants of the metal container business in Eastern Europe and the Middle East. Results for the third quarter of 2013 included rationalization charges of $1.3 million and costs attributable to announced acquisitions of $1.0 million.  Results for the third quarter of 2012 included rationalization charges of $2.1 million, new plant start-up costs of $1.4 million and costs attributable to announced acquisitions of $0.8 million. Net income for the third quarter of 2013 was $77.2 million as compared to $78.7 million for the same period in 2012.  Net income per diluted share for the third quarter of 2013 was $1.21 as compared to $1.13 for the same period in 2012.

Net Sales.  The $28.4 million increase in consolidated net sales in the third quarter of 2013 as compared to the third quarter of 2012 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $17.0 million, or 2.1 percent, in the third quarter of 2013 as compared to the same period in 2012.  This increase was primarily the result of an increase in unit volumes, the impact of favorable foreign currency translation of $5.4 million and the pass through of higher raw material costs. While overall unit volumes did increase approximately 2 percent, net sales were negatively impacted by poor fruit and vegetable pack conditions, particularly in the west coast of the U.S. and in central and southern Europe.

Net sales for the closure business increased $2.5 million, or 1.4 percent, in the third quarter of 2013 as compared to the same period in 2012.  This increase was primarily the result of the impact of favorable foreign currency translation of $4.9 million and the pass through of higher raw material costs, partially offset by lower worldwide unit volumes of approximately 4 percent largely due to softness in single-serve beverages as compared to very strong domestic volumes for these products in the third quarter of 2012.

Net sales for the plastic container business in the third quarter of 2013 increased $8.9 million, or 6.2 percent, as compared to the same period in 2012.  This increase was primarily due to higher volumes of approximately 4 percent, an increase in average selling prices due primarily to the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by the unfavorable impact of foreign currency translation of approximately $1.1 million. The increase in volumes was attributable to the plastic food container operations acquired in August 2012 which more than offset significantly lower volumes in the legacy operations due in part to weaker consumer demand as well as ongoing efforts to rebalance the portfolio of the business.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 16.0 percent in the third quarter of 2013 as compared to the same period in 2012 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.4 percentage points to 4.3 percent for the third quarter of 2013 as compared to 3.9 percent for the same period in 2012.  Selling, general and administrative expenses increased $6.3 million to $50.6 million for the third quarter of 2013 as compared to $44.3 million for the same period in 2012 primarily due to the inclusion of expenses from recent acquisitions and the timing of certain legal matters and acquisition related costs.

Income from Operations.  Income from operations for the third quarter of 2013 increased by $3.5 million, or 2.6 percent, as compared to the third quarter of 2012, while operating margin remained unchanged at 11.6 percent for both periods.

Income from operations of the metal container business for the third quarter of 2013 increased $4.8 million, or 4.6 percent, as compared to the same period in 2012, and operating margin increased to 13.0 percent from 12.7 percent over the same periods.  The increase in income from operations was primarily a result of an increase in unit volumes, the favorable impact from better absorption of overhead costs due to a smaller reduction in inventory in the third quarter of 2013 as compared to the same period in 2012, lower rationalization charges and new plant start-up costs incurred in 2012, partially offset by a less favorable mix of products sold and the impact from under absorbed operating costs at the new plants in Eastern Europe and the Middle East. Rationalization charges were $0.3 million and $1.7 million in the third quarters of 2013 and 2012, respectively. Plant start-up costs were $1.4 million in the third quarter of 2012.

Income from operations of the closure business for the third quarter of 2013 decreased $1.0 million, or 4.1 percent, as compared to the same period in 2012, and operating margin decreased to 12.5 percent from 13.2 percent over the same periods.  The decrease in income from operations was primarily due to a decline in unit volumes, the unfavorable impact from the lagged pass through of increases in resin costs and higher rationalization charges, partially offset by operating cost savings and improved manufacturing efficiencies. Rationalization charges were $1.0 million and $0.5 million in the third quarters of 2013 and 2012, respectively.

Income from operations of the plastic container business for the third quarter of 2013 increased $2.4 million, or 38.7 percent, as compared to the same period in 2012, and operating margin increased to 5.7 percent from 4.3 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the plastic food container operations and a more favorable mix of products sold, partially offset by lower volumes in the legacy operations and the unfavorable impact from the lagged pass through of increases in resin costs in the current year quarter as compared to the favorable impact from resin in the prior year quarter.  A rationalization credit of $0.1 million was recognized in the third quarter of 2012.

Interest and Other Debt Expense.  Interest and other debt expense for the third quarter of 2013 increased $1.0 million to $17.0 million as compared to the same period in 2012, primarily due to higher average interest rates as a result of the recent issuance of the 5½% Notes.

Provision for Income Taxes. The effective tax rate for the third quarter of 2013 was 35.1 percent as compared to 32.4 percent in the same period in 2012. The effective tax rate for the third quarter of 2012 benefited from the resolution of certain issues with tax authorities and changes to statutory tax rates enacted in certain jurisdictions.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Overview. Consolidated net sales were $2.84 billion in the first nine months of 2013, representing a 4.2 percent increase as compared to the first nine months of 2012 primarily due to the inclusion of net sales from acquired operations, higher unit volumes in the metal container business, higher average selling prices in all businesses due to the pass through of higher raw material costs, the favorable impact from foreign currency translation and a favorable mix of products sold in the plastic container business, partially offset by lower volumes in the legacy operations of the plastic container business and in the closure business. Income from operations for the first nine months of 2013 of $268.9 million increased by $2.1 million, or 0.8 percent, as compared to the same period in 2012 primarily as a result of an increase in unit volumes in the metal container business, the inclusion of acquired operations, a more favorable mix of products sold in the plastic container business, improved manufacturing efficiencies and lower rationalization charges and new plant start-up costs. These increases were partially offset by the charge for the remeasurement of net assets and the unfavorable operational impact of currency restrictions and the political climate in Venezuela, lower volumes in the legacy operations of the plastic container business and in the closure business, weaker performance in international operations, a less favorable mix of products sold in the metal container business, the unfavorable impact from the lagged pass through of increases in resin costs and the unfavorable comparison of a reduced inventory build as compared to the prior year period in the metal container business. Results for the first nine months of 2013 and 2012 included new plant start-up costs of $0.8 million and $4.3 million, respectively, and costs attributable to announced acquisitions of $1.2 million and $1.5 million, respectively. Rationalization charges were $3.6 million and $5.8 million in the first nine months of 2013 and 2012, respectively. Results for the first nine months of 2013 and 2012 included a loss on early extinguishment of debt of $2.1 million and $38.7 million, respectively. Results for the first nine months of 2013 also included the favorable tax adjustment of $19.7 million primarily as a result of the completion of the IRS audit for periods through 2007. Net income for the first nine months of 2013 was $162.1 million, or $2.50 per diluted share, as compared to $122.0 million, or $1.74 per diluted share, for the same period in 2012.

Net Sales. The $114.2 million increase in consolidated net sales in the first nine months of 2013 as compared to the first nine months of 2012 was due to an increase in net sales in the metal and plastic container businesses, partially offset by a slight decrease in net sales in the closure business.

Net sales for the metal container business increased $87.3 million, or 5.0 percent, in the first nine months of 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in unit volumes, higher average selling prices as a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of $7.1 million. The increase in unit volumes of approximately 6 percent was primarily due to increased unit volumes for pet food and soup products, sales from the new plants in Eastern Europe and the inclusion of sales from the operations in Turkey which were acquired in July

2012.

Net sales for the closure business in the first nine months of 2013 decreased $0.9 million, or 0.2 percent, as compared to the same period in 2012. This decrease was primarily the result of lower unit volumes of approximately 3 percent primarily in Venezuela and for single-serve beverages in the U.S., partially offset by the impact of favorable foreign currency translation of $6.7 million and higher average selling prices due to the pass through of higher raw material costs.

Net sales for the plastic container business in the first nine months of 2013 increased $27.8 million, or 6.0 percent, as compared to the same period in 2012. This increase was primarily due to higher volumes of approximately 6 percent, a more favorable mix of products sold and higher average selling prices due to the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of $1.7 million. The increase in volumes was attributable to the plastic food container operations which more than offset lower volumes in the legacy operations due in part to weaker customer demand as well as ongoing efforts to rebalance the portfolio of the business.

Gross Profit. Gross profit margin was 15.0 percent for the first nine months of 2013 and 2012 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.3 million to $154.8 million for the nine months ended September 30, 2013 as compared to $135.5 million for the same period in 2012. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.4 percent for the first nine months of 2013 as compared to 5.0 percent for the same period in 2012. These increases were primarily due to the inclusion of expenses from recent acquisitions, a charge of $3.0 million recognized for the remeasurement of the net assets in the closure operations in Venezuela to the devalued official Bolivar exchange rate and the timing of certain legal matters and acquisition related costs.

Income from Operations. Income from operations for the first nine months of 2013 increased by $2.1 million, or 0.8 percent, as compared to the first nine months of 2012, while operating margin decreased to 9.5 percent from 9.8 percent over the same periods.

Income from operations of the metal container business for the first nine months of 2013 increased $8.0 million, or 4.3 percent, as compared to the same period in 2012, while operating margin decreased slightly to 10.6 percent from 10.7 percent over the same periods. The increase in income from operations was primarily a result of an increase in unit volumes and lower new plant start-up costs, partially offset by continued economic challenges in Europe, the impact of under absorbed operating costs at the new plants in Eastern Europe and the Middle East, a less favorable mix of products sold and the unfavorable comparison of a reduced inventory build as compared to the prior year period. Plant start-up costs of $0.8 million and $4.3 million were recognized in the first nine months of 2013 and 2012, respectively. Rationalization charges of $1.7 million were recognized in the each of the first nine months of 2013 and 2012.

Income from operations of the closure business for the first nine months of 2013 decreased $9.7 million, or 14.9 percent, as compared to the same period in 2012, and operating margin decreased to 10.5 percent from 12.3 percent over the same periods. The decrease in income from operations was primarily due to the $3.0 million charge for the remeasurement of net assets of the Venezuela operations due to the devaluation of the currency, a $5.5 million unfavorable comparative operational impact in Venezuela due to political instability and currency restrictions, lower unit volumes in the U.S. primarily for single-serve beverages and the unfavorable impact from the lagged pass through of increases in resin costs, partially offset by improved manufacturing efficiencies and lower rationalization charges. Rationalization charges of $1.2 million and $2.6 million were recognized in the first nine months of 2013 and 2012, respectively.

Income from operations of the plastic container business for the first nine months of 2013 increased $6.2 million, or 25.6 percent, as compared to the same period in 2012, and operating margin increased to 6.2 percent from 5.2 percent over the same periods. These increases were primarily attributable to the inclusion of the plastic food container operations, continued improvement in operating performance, a more favorable mix of products sold and lower rationalization charges, partially offset by lower volumes in the legacy operations and the unfavorable impact from the lagged pass through of increases in resin costs in 2013 as compared to the favorable impact from resin in 2012. Rationalization charges of $0.7 million and $1.5 million were recognized in the first nine months of 2013 and 2012, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2013 increased $0.2 million to $47.8 million as compared to the same period in 2012. This increase was primarily due to higher average debt balances, mostly offset by lower average interest rates. As a result of the prepayment of $300.9 million of term loans under the Credit Agreement in 2013, we recorded a pre-tax charge of $2.1 million for the loss on early extinguishment of debt in the first nine months of 2013. The first nine months of 2012 included a pre-tax charge of $38.7 million for the loss on early extinguishment of debt as a result of the redemption in 2012 of all $250 million of our 7¼% Senior Notes due 2016.

Provision for Income Taxes. The effective tax rate for the first nine months of 2013 was 35.0 percent, excluding the $19.7 million favorable tax adjustment primarily related to the completion of tax audits, as compared to 32.4 percent for the first nine months of 2012. The effective tax rate for the first nine months of 2013 was unfavorably impacted by the cumulative adjustment of increases in enacted tax rates in certain foreign countries and the nondeductible portion of the charge for the remeasurement of net assets in Venezuela. The effective tax rate for the first nine months of 2012 was favorably impacted by the cumulative adjustment of reductions in enacted tax rates in certain foreign countries and the resolution of certain issues with tax authorities.

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

In the first nine months of 2013, we used cash on hand and revolving loan borrowings under the Credit Agreement to prepay essentially all term loan amortization payments due in 2013 and 2014 under the Credit Agreement, consisting of $156.0 million of U.S. term loans, €100.5 million of Euro term loans and Cdn $12.2 million of Canadian term loans, aggregating U.S. denominated $300.9 million.  In connection with these prepayments, we recorded a loss on early extinguishment of debt of $2.1 million.  As a result of these prepayments, we have no significant term loan principal amortization payments due under the Credit Agreement until 2015.

On September 9, 2013, we issued $300 million aggregate principal amount of the 5½% Notes. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year beginning February 1, 2014, and the 5½% Notes mature on February 1, 2022. Net proceeds from the issuance of the 5½% Notes were used to repay outstanding bank revolving loans under the Credit Agreement.

You should also read Note 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2013, we used proceeds from the issuance of the 5½% Notes of $300.0 million and other foreign term loans of $5.0 million, net borrowings of revolving loans of $124.6 million, cash and cash equivalents of $331.1 million and cash provided by operating activities of $1.0 million to fund the repayment of $306.4 million of long-term debt (including the repayment of $5.5 million of foreign bank term loans), repurchases of our common stock of $267.6 million, decreases in outstanding checks of $73.5 million, net capital expenditures of $73.2 million, dividends paid on our common stock of $27.2 million, debt issuance costs of $5.7 million related to the 5½% Notes, net payments for stock-based compensation issuances of $2.1 million and the acquisition of closures operations in Australia for $6.0 million.

For the nine months ended September 30, 2012, we used proceeds from the issuance of long-term debt of $526.6 million and net borrowings of revolving loans of $325.4 million to fund repayments of long-term debt of $284.2 million (including the redemption of our 7¼% Senior Notes for $280.9 million), the acquisitions of the plastic food container operations and the metal container and closures operations in Turkey for an aggregate of $266.5 million, cash used in operations of $6.0 million (including contributions of $76.0 million to our domestic pension benefit plans), decreases in outstanding checks of $66.2 million, net capital expenditures of $83.3 million, deferred payments of purchase price for acquisitions of $51.0 million, repurchases of our common stock of $33.9 million, dividends paid on our common stock of $25.4 million, debt issuance costs of $9.8 million related to the 5% Notes and net payments for stock-based compensation issuances of $0.3 million and to increase cash and cash equivalents by $25.4 million.

At September 30, 2013, we had $98.4 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2013 was $673.2 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  Our seasonal working capital peak requirements have averaged approximately $350 million, which are generally funded through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and to refinance or repurchase other debt.

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

Rationalization Charges

In the first quarter of 2013, we announced plans to exit our Crystal City, Texas metal container manufacturing facility and to downsize our Sacramento, California metal container manufacturing facility.  Our plans include the termination of approximately 40 employees and other related plant exit costs.  The total estimated costs for these rationalizations of $1.6 million consist of $0.9 million for employee severance and benefits, $0.6 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Through September 30, 2013, we recognized a total of $1.4 million of costs, which consisted of $0.8 million of employee severance and benefits, $0.5 million for plant exit costs and $0.1 million for the non-cash write-down in carrying value of assets.  Remaining expenses and cash expenditures of $0.2 million each are expected in 2013. Estimated savings of approximately $3.5 million in cost of goods sold are expected to be realized from these plans through the end of 2014. These estimated savings will be partly offset by increased costs to supply certain business relocated by a customer to our other facilities.

Under our rationalization plans, we made cash payments of $4.7 million for each of the nine months ended September 30, 2013 and 2012. Total future cash spending of $7.0 million is expected for our outstanding rationalization plans in the current year and thereafter.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Since such filing, other than the changes discussed in Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased (1)
		(b) Average Price Paid per Share

July 1-31, 2013	48,592	$46.65	48,592	$83.5
August 1-31, 2013	—	—	—	$83.5
September 1-30, 2013	—	—	—	$83.5

Total	48,592	$46.65	48,592	$83.5

(1) On August 5, 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014.  Prior to the third quarter of 2013, we had repurchased $314.2 million of our common stock pursuant to such authorizations.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 8, 2013	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2013 and 2012.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.