Form 10-K
period 2013-12-31
SILGAN HOLDINGS INC
filed 2014-02-28
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.055 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2014, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 63,415,444.
Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We had consolidated net sales of approximately $3.7 billion in 2013. Our products are used for a wide variety of end markets and we operate 88 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal, composite and plastic closures for food and beverage products; and

•
custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products.

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2013 of approximately half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2013, our metal container business had net sales of $2.34 billion (approximately 63.1 percent of our consolidated net sales) and income from operations of $236.3 million (approximately 69.9 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 20 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2013, our closures business had net sales of $720.1 million (approximately 19.4 percent of our consolidated net sales) and income from operations of $63.0 million (approximately 18.7 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 24 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2013, our plastic container business had net sales of $647.0 million (approximately 17.5 percent of our consolidated net sales) and income from operations of $38.6 million (approximately 11.4 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2014 approximately 90 percent of our projected metal container sales in North America, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired thirty-two businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.34 billion in 2013, and have increased our overall share of the metal food container market in the United States from approximately 10 percent in 1987 to approximately half of the market in 2013. Through acquisitions, we have become a leading worldwide manufacturer of closures for food and beverage products, with net sales of $720.1 million in 2013. We have also grown our market position in the plastic container business since 1987, with net sales increasing sevenfold to $647.0 million in 2013. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

Acquired Business	Year	Products
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
In February 2013, we acquired the metal vacuum closures operations in Australia of Amcor Limited, or Amcor Australia Metal Closures, and we combined these operations with our closures operations in Southeast Asia.
In October 2013, we acquired Portola Packaging, Inc. and its subsidiaries, or Portola. Portola is a leading manufacturer of plastic closures for beverages and operates five plastic closure manufacturing facilities in the United States, Mexico, the United Kingdom and the Czech Republic. Portola also manufactures plastic bottles in three facilities in Canada, which facilities are now included in our plastic container business.
In December 2013, we acquired the U.S. metal vacuum closures operations of Tecnocap S.p.A. and Tecnocap LLC, or Tecnocap U.S. Metal Closures, and we combined these operations with our closures operations in the United States.
OUR STRATEGY
We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic closures, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.
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
Through our metal container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry. Through our closures business, we manufacture an extensive variety of metal, composite and plastic closures for the food and beverage industry throughout the world utilizing state-of-the-art technology and equipment, and we provide our customers with state-of-the-art capping/sealing equipment and detection systems. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2011, we funded the purchase price for the metal container operations of Vogel & Noot Holding AG, or VN, with Euro denominated borrowings under a previous senior secured credit facility, or our 2010 Credit Facility. In 2011, we also refinanced our 2010 Credit Facility with a new senior secured credit facility, or our 2011 Credit Facility, and we funded repurchases of our common stock for $15.8 million and the purchase price for Nestlé Purina PetCare’s steel container self-manufacturing assets, or Purina Steel Can, with cash on hand. In March 2012, we issued $500 million of 5% Senior Notes due 2020, or the 5% Notes, and used part of the proceeds from that issuance to redeem all $250 million of our 7¼% Senior Notes due 2016, or the 7¼% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S., or Öntaş, and the plastic food container operations of Rexam PLC now operating under the name Silgan Plastic Food Containers, or PFC, with cash on hand. In 2013, we used cash on hand, revolving loan borrowings under our 2011 Credit Facility and other foreign bank revolving loans to fund repurchases of our common stock for $267.6 million (which included $250.0 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in February 2013), the purchase price for our acquisitions of Portola, Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures and the repayment of $300.9 million of term loans under our 2011 Credit Facility. In addition, we issued $300 million of 5½% Senior Notes due 2022, or the 5½% Notes, in September 2013, the net proceeds of which were used to repay revolving loans under our 2011 Credit Facility. Additionally, in 2013 we commenced the refinancing of our 2011 Credit Facility, which we completed in January 2014 with our new senior secured credit facility, or the Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past twenty-seven years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2013, approximately 65 percent of our metal food containers sold had an easy-open end. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. We have also made significant capital investments to expand VN into new developing Eastern countries.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products, with leadership positions in the North American and European markets. In 2013 and 2012, we expanded the geographic scope, product offerings and scale of our closures business with the acquisitions of Portola, Amcor Australia Metal Closures, Tecnocap U.S. Metal Closures and Öntaş. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing sevenfold to $647.0 million in 2013. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth in order to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2009, we have closed two metal container manufacturing facilities, one closure manufacturing facility and three plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.
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
METAL CONTAINERS—63.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2013
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2013 of approximately half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2013, our metal container business had net sales of $2.34 billion (approximately 63.1 percent of our consolidated net sales) and income from operations of $236.3 million (approximately 69.9 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected North American metal container sales in 2014 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food.
CLOSURES—19.4 PERCENT OF OUR CONSOLIDATED NET SALES IN 2013
We are a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 20 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2013, our closures business had net sales of $720.1 million (approximately 19.4 percent of our consolidated net sales) and income from operations of $63.0 million (approximately 18.7 percent of our consolidated income from operations excluding corporate expense).
We manufacture metal, composite and plastic closures for food and beverage products, such as juices and juice drinks, ready-to-drink teas, sports and energy drinks, dairy products, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food, baby juices and infant formula products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed to minimize removal torques and to enhance openability of our closures while meeting applicable regulatory requirements. We offer our customers an extensive range of printing options for our closures. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering for food and beverage products. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food and beverage product companies for their closure needs.
PLASTIC CONTAINERS—17.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2013
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North

America. Through our acquisition of PFC, we are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 24 plastic container manufacturing facilities in the United States and Canada. For 2013, our plastic container business had net sales of $647.0 million (approximately 17.5 percent of our consolidated net sales) and income from operations of $38.6 million (approximately 11.4 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sevenfold.
We manufacture custom designed and stock plastic containers for personal care and health care products, including containers for mouthwash, shampoos, conditioners, hand creams, lotions, liquid soap, respiratory and gastrointestinal products, cosmetics and toiletries; food and beverage products, including peanut butter, salad dressings, condiments, dairy products, powdered drink mixes and liquor; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural chemicals; and pharmaceutical products, including containers for tablets, antacids and eye cleaning solutions. We also manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products, and plastic closures, caps, sifters and fitments for food and household products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies. In addition, we manufacture plastic thermoformed barrier and non-barrier bowls and trays for food products, such as soups and other ready-to-eat meals and pet food, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes.
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
As of February 1, 2014, we operated a total of 88 manufacturing facilities in 23 different countries throughout the world that serve the needs of our customers.
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
We utilize two basic processes to produce plastic closures. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming a plastic closure shell. The shell can be lined with a linerless seal mechanism or a custom formulated, compression molded sealing system, and then printed depending on its end use. In the compression molded process, pellets of plastic resin are heated and extruded, and then compressed to form a plastic closure shell. The shell can be lined with a linerless seal mechanism or a custom formulated, compression molded sealing system, slit, and then printed depending on its end use. In either process, the shell can also be lined with foil seal systems formulated for its end use.
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
Our metal container supply arrangements with our customers in the United States provide for the pass through of changes in our metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through increases in our metal costs. In Europe, most supply arrangements are negotiated annually, and we generally pass along changes in our raw material costs to customers. Although no assurances can be given, we expect to be able to purchase sufficient quantities of metal to timely meet all of our customers’ requirements in 2014.
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
In 2013, 2012 and 2011, approximately 12 percent, 12 percent and 11 percent, respectively, of our consolidated net sales were to Nestlé, and approximately 10 percent of our consolidated net sales in each such year were to Campbell. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2013 of approximately half of the market. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries. Our largest customers for these products include Campbell, ConAgra Foods, Inc., Del Monte, General Mills, Inc., Hormel Foods Corporation, or Hormel, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Stanislaus Food Products Company and Treehouse Foods, Inc.
We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected North American metal container sales in 2014 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2013 were $425.5 million. We have a supply agreement with Nestlé for a substantial portion of the metal food containers we supply Nestlé, which agreement runs through December 2019. In September 2011, we acquired Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a long-term supply agreement with Nestlé that runs through December 2021 for the steel container volume previously manufactured by Purina Steel Can. In addition to these supply agreements, other metal food containers that we sell to Nestlé are supplied pursuant to a shorter-term supply agreement. Each of these supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas.
Since our acquisition of Campbell's steel container manufacturing operations in June 1998, we have supplied Campbell with substantially all of its steel container requirements used for the packaging of foods and beverages in the United States pursuant to the terms of a supply agreement entered into at the time of such acquisition and extended in 2004. In April 2005, Campbell exercised its right to expand our supply agreement to include Campbell's steel container requirements in Canada. In 2013, our net sales of metal food containers to Campbell were $323.3 million.
Effective January 1, 2014, we entered into a new ten year supply agreement with Campbell for substantially all of its steel container requirements used for the packaging of foods and beverages in the United States and Canada, which new supply agreement replaced our prior supply agreement with Campbell. Our new supply agreement with Campbell runs through December 2023 and provides for certain prices for metal containers supplied by us to Campbell and specifies that those prices will be increased or decreased based upon cost change formulas. As provided in the new supply agreement, Campbell may receive limited proposals during the term of the new supply agreement from independent commercial can manufacturers for the supply of metal containers to Campbell, which proposals must satisfy certain requirements as specified in the new supply agreement. We have the right to retain the business subject to the terms of the competitive proposal and the terms of the new supply agreement. Upon any material breach by us, Campbell has the right to terminate the new supply agreement. At the end of the term of the new supply agreement or upon the occurrence of certain other specified limited circumstances under the new supply agreement, Campbell has the right to purchase from us the assets located at the three former Campbell facilities used to manufacture metal containers for Campbell, at a purchase price to be determined at the time of purchase in accordance with an agreed upon formula as provided in the new supply agreement.
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
CLOSURES BUSINESS
We are a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. We have 20 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.
Our largest customers of our closures business include Andros Group, Campbell, The Coca-Cola Company, Dean Foods Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, The J.M. Smucker Company, MillerCoors LLC, Nestlé Group, PepsiCo Inc., Treehouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
In addition, we license our technology to five other manufacturers who supply products in China, India, Israel, Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.
PLASTIC CONTAINER BUSINESS
We are one of the leading manufacturers of custom designed and stock plastic containers sold in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We market our plastic containers, tubes and closures in most areas of North America through a direct sales force and a large network of distributors. We also market certain stock plastic containers for personal care and health care products through an on-line shopping catalog.
Our largest customers for our plastic container business include Berlin Packaging LLC, Campbell, The Clorox Company, ConAgra Foods, Inc., Johnson & Johnson, Kraft Foods, Inc., L’Oréal, Mars, Incorporated, McCormick & Company, Inc., Merck & Co., Inc., The Procter & Gamble Company, The Scotts Company LLC, Treehouse Foods, Inc., TricorBraun, Unilever N.V. and Vi-Jon Laboratories, Inc.
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
CLOSURES BUSINESS
Our closures business competes primarily with Bericap Group, Berry Plastics Corporation, Closures Systems International, Inc. (part of Rank Group Limited), Crown Holdings, Inc., Groupe Massilly and Tecnocap S.p.A. With our ability to manufacture an extensive range of metal, composite and plastic closures as well as state-of-the-art capping/sealing equipment and detection systems and our geographic presence, we believe we are uniquely positioned to serve food and beverage product companies for their closure needs.
PLASTIC CONTAINER BUSINESS
Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. These competitors include Alpha Plastics, Inc., Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Graham Packaging Company Inc. (part of Rank Group Limited), Plastipak Packaging Inc. and Sonoco Products Company. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.
EMPLOYEES
As of December 31, 2013, we employed approximately 2,500 salaried and 7,000 hourly employees on a full-time basis. Approximately 44 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2013, Campbell provided us with approximately 110 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2014 and 2017. As of December 31, 2013, contracts covering approximately 12 percent of our hourly employees in the United States and Canada will expire during 2014. We expect no significant changes in our relations with these unions.
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
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Financial and other information by segment and relating to geographic areas for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report.
For the year ended December 31, 2013, our foreign operations for all our businesses generated $783.0 million of net sales, which represents approximately 21 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.
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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2013, we had $1,703.8 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, we have up to $985.6 million and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2013, we paid $58.0 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2013, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2013 interest expense by an aggregate of approximately $10.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2013.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 5% Notes and the 5½% Notes do not restrict our ability to incur additional indebtedness.
THE TERMS OF OUR DEBT INSTRUMENTS RESTRICT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS AND MAY LIMIT OUR ABILITY TO IMPLEMENT ELEMENTS OF OUR GROWTH STRATEGY.
Our Credit Agreement contains numerous covenants, including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge or sell assets;

•	make certain advances, investments and loans;

•	enter into certain transactions with affiliates; and

•	engage in any business other than the packaging business and certain related businesses.
The indentures governing the 5% Notes and the 5½% Notes contain certain covenants that also restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN THE CREDIT MARKETS AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
In the recent past, the global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy experienced a recession, and economic weakness has generally continued in European markets. If such economic conditions, disruption of global financial markets and tightening of credit in the financial markets were to occur again, then, among other risks we face, our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected.
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
Approximately 90 percent of our North American metal container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2013 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2014. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal. For example, unit volumes in 2013 in our metal container business were negatively impacted by poor fruit and vegetable pack conditions, particularly in the west coast of the United States and in Central and Southern Europe.

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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2013, we employed approximately 7,000 hourly employees on a full-time basis. Approximately 44 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2014 and 2017. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $783.0 million, or approximately 21 percent, of our consolidated net sales in 2013. As of February 1, 2014, we have a total of 29 manufacturing facilities in a total of 21 countries in Europe, Asia, South America and Central America, serving customers in over 90 countries worldwide, including several new manufacturing facilities in developing Eastern countries for our metal container business. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia, South America and Central America, may have a negative impact on our liquidity and net income. Risks associated with operating in foreign countries include, but are not limited to:

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
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS,
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees.  Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make additional contributions to such plan in respect of the unfunded accrued benefits of such plan, which unfunded accrued benefits could be significant.  Such additional contributions could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we participate have a funded status of less than 65 percent.

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $651.0 million of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2013. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
Increased global security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2013, Messrs. Silver and Horrigan beneficially owned an aggregate of 19,226,778 shares of our common stock, or approximately 30 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indentures governing the 5% Notes and the 5½% Notes, we must make an offer to repurchase the 5% Notes and the 5½% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures.
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
We own and lease properties for use in the ordinary course of business. The properties consist primarily of 44 operating facilities for the metal container business, 20 operating facilities for the closures business and 24 operating facilities for the plastic container business. We own 49 of these facilities and lease 39. The leases expire at various times through 2029. Some of these leases provide renewal options as well as various purchase options.
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2014 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	217,600	(leased)
Hoopeston, IL	323,600
Rochelle, IL	295,900	(75,000 leased)
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Laporte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Fort Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000

Location	Approximate Building Area (square feet)
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	231,800	(leased)
Napoleon, OH	302,100	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	91,400	(leased)
Waupun, WI	212,000
Mitterdorf im Murtzal, Austria	192,000
Grodno, Belarus	72,000	(leased)
Leipzig, Germany	190,000
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	309,000
Skydra, Greece	200,000
Wadi al Rayan, Jordan	215,000
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	82,000
Tczew, Poland	116,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	77,000
Nove-Mesto nad Vahom, Slovakia	349,000	(65,000 leased)
Ljubljana-Zalog, Slovenia	145,000
Izmir, Turkey	170,000
Brovary, Ukraine	80,000
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2014 for our closures business:

Location	Approximate Building Area (square feet)
Tolleson, AZ	115,000	(leased)
Athens, GA	222,200	(leased)
Champaign, IL	254,600	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	80,300
West Hazleton, PA	151,500	(leased)
Kingsport, TN	100,000
Pocos de Caldas, Brazil	39,800
Shanghai, China	49,400
Louny, Czech Republic	56,800	(leased)

Location	Approximate Building Area (square feet)
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Guadalajara, Mexico	80,000	(leased)
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	49,800
Torello, Spain	71,900	(leased)
Valencia, Venezuela	87,800
Doncaster, United Kingdom	80,000	(leased)
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2014 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	146,000
Monroe, GA	117,000
Flora, IL	56,400
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Plainfield, IN	105,700	(leased)
Seymour, IN	406,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Union, MO	195,000
Penn Yan, NY	103,000
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Edmonton, Alberta	55,600	(leased)
Richmond, British Columbia	49,200	(leased)
Mississauga, Ontario	75,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)
Montreal, Quebec	43,500	(leased)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2014, we had 42 holders of record of our common stock.
We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2013, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.12 per share to $0.14 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2013
First Quarter	$48.47	$41.98	$0.14
Second Quarter	49.36	46.35	0.14
Third Quarter	50.35	46.86	0.14
Fourth Quarter	48.68	44.61	0.14
	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2012
First Quarter	$44.39	$38.66	$0.12
Second Quarter	44.83	41.60	0.12
Third Quarter	44.64	40.00	0.12
Fourth Quarter	44.66	40.81	0.12
ISSUER PURCHASES OF EQUITY SECURITIES
On August 5, 2011, our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of up to an additional $100.0 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we have repurchased $66.5 million of our common stock through open market purchases and an additional $250.0 million of our common stock on February 8, 2013 pursuant to a “modified Dutch auction” tender offer commenced in November 2012 (including 515,806 shares beneficially owned by Mr. Horrigan, our Non-Executive Co-Chairman of the Board, for $23.3 million). Accordingly, as of December 31, 2013, we are authorized to repurchase up to approximately $83.5 million of our common stock.
During the fourth quarter of 2013, we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2013. Our consolidated financial statements for the five years ended December 31, 2013 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2013(a)	2012(a)	2011(a)	2010(a)	2009
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,708.5	$3,588.3	$3,509.2	$3,071.5	$3,066.8
Cost of goods sold	3,161.3	3,070.7	2,990.6	2,599.1	2,605.7
Gross profit	547.2	517.6	518.6	472.4	461.1
Selling, general and administrative expenses (b)	211.0	183.4	156.8	166.9	161.0
Rationalization charges	12.0	8.7	7.7	22.2	1.5
Income from operations	324.2	325.5	354.1	283.3	298.6
Interest and other debt expense before loss on early extinguishment of debt	67.4	63.0	63.0	54.1	49.7
Loss on early extinguishment of debt	2.1	38.7	1.0	7.5	1.3
Interest and other debt expense	69.5	101.7	64.0	61.6	51.0
Income before income taxes	254.7	223.8	290.1	221.7	247.6
Provision for income taxes	69.3	72.5	96.9	77.1	88.2
Net income	$185.4	$151.3	$193.2	$144.6	$159.4
Per Share Data: (c)
Basic net income per share	$2.89	$2.18	$2.76	$1.91	$2.09
Diluted net income per share	$2.87	$2.17	$2.75	$1.89	$2.07
Dividends per share	$0.56	$0.48	$0.44	$0.42	$0.38
Selected Segment Data:
Net sales:
Metal containers	$2,341.4	$2,293.7	$2,211.5	$1,864.1	$1,916.2
Closures	720.1	680.1	687.8	618.8	609.1
Plastic containers	647.0	614.5	609.9	588.6	541.5
Income from operations:
Metal containers (d)	236.3	231.5	256.3	232.6	206.4
Closures (e)	63.0	73.1	75.9	58.6	74.1
Plastic containers (f)	38.6	30.8	12.6	10.3	31.3

Selected Financial Data

	Year Ended December 31,
	2013(a)	2012(a)	2011(a)	2010(a)	2009
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$103.1	$119.2	$173.0	$105.4	$99.6
Depreciation and amortization (g)	167.6	165.0	158.8	142.9	145.3
Net cash provided by operating activities	350.7	351.7	359.6	187.3	322.8
Net cash used in investing activities	(376.4)	(436.8)	(459.8)	(151.8)	(96.7)
Net cash (used in) provided by financing activities	(279.4)	153.6	322.1	(166.1)	(83.3)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$160.5	$465.6	$397.1	$175.2	$305.8
Goodwill	651.0	510.8	389.9	324.8	303.7
Total assets	3,321.1	3,293.5	2,979.1	2,176.0	2,214.4
Total debt	1,703.8	1,671.3	1,376.3	904.7	799.4
Stockholders’ equity	713.8	753.6	658.0	553.6	685.8
Notes to Selected Financial Data

(a)
In October 2013, we acquired Portola. In 2013, we also acquired Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures. In August 2012, we acquired PFC, the plastic food container operations of Rexam PLC. In 2012, we also acquired Öntaş. In 2011, we acquired the metal container operations of Vogel & Noot Holding AG in Central and Eastern Europe, the twist-off metal closures operations of DGS S.A. in Poland and Nestlé Purina PetCare’s steel container self-manufacturing assets in the United States. In November 2010, we acquired IPEC Global, Inc.

(b)
Selling, general and administrative expenses include income of $25.2 million in 2011 for proceeds of $39.5 million received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities, and costs attributable to announced acquisitions of $1.5 million, $1.5 million and $2.7 million in 2013, 2012 and 2010, respectively.

(c)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 3, 2010.

(d)
Income from operations of the metal container business includes rationalization charges of $2.5 million, $2.5 million, $1.4 million and $0.7 million in 2013, 2012, 2011 and 2010, respectively. Income from operations of the metal container business also includes new plant start-up costs of $0.8 million and $6.4 million in 2013 and 2012, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million in 2011.

(e)
Income from operations of the closures business includes rationalization charges of $5.6 million, $2.9 million, $1.8 million, $9.2 million and $1.3 million in 2013, 2012, 2011, 2010 and 2009, respectively, and a charge for the remeasurement of net assets in Venezuela due to currency devaluations of $3.0 million and $3.2 million in 2013 and 2010, respectively.

(f)
Income from operations of the plastic container business includes rationalization charges of $3.9 million,$3.3 million, $4.0 million, $12.3 million and $0.2 million in 2013, 2012, 2011, 2010 and 2009, respectively.

(g)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2013. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share for the year ended December 31, 2013 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past twenty-seven years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and, most recently, Purina Steel Can reflect this trend. We estimate that approximately five percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2013, approximately 65 percent of our metal food containers sold had an easy-open end. We expect to further enhance our metal container business through our Can Vision 2020SM program which is intended to further the competitive advantages of metal packaging for food.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products, with leadership positions in the North American and European markets. In 2013 and 2012, we expanded the geographic scope, product offerings and scale of our closures business with the acquisitions of Portola, Amcor Australia Metal Closures, Tecnocap U.S. Metal Closures and Öntaş. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures.
We have improved the market position of our plastic container business since 1987, with net sales increasing sevenfold to $647.0 million in 2013. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2009, we have closed two metal container manufacturing facilities, one closure manufacturing facility and three plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.
We have also invested substantial capital in the past several years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. We have also made significant capital investments to expand VN into new developing Eastern countries. Over the past five years, we have invested $600.4 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2014 approximately 90 percent of our projected North American metal container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2011, we funded the purchase price for VN with Euro denominated borrowings under our 2010 Credit Facility. In 2011, we also refinanced our 2010 Credit Facility with our 2011 Credit Facility, and we funded repurchases of our common stock for $15.8 million and the purchase price for Purina Steel Can with cash on hand. In March 2012, we issued $500 million of the 5% Notes and used part of the proceeds from that issuance to redeem all $250 million of the 7¼% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş and PFC with cash on hand. In 2013, we used cash on hand, revolving loan borrowings under our 2011 Credit Facility and other foreign bank revolving loans to fund repurchases of our common stock for $267.6 million (which included $250.0 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in February 2013), the purchase price for our acquisitions of Amcor Australia Metal Closures, Portola and Tecnocap U.S. Metal Closures and the repayment of $300.9 million of term loans under our 2011 Credit Facility. In addition, we issued $300 million of the 5½% Notes in September 2013, the net proceeds of which were used to repay revolving loans under our 2011 Credit Facility. Additionally, in 2013 we commenced the refinancing of our 2011 Credit Facility, which we completed in January 2014 with our Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2013 we had $633.4 million of indebtedness, or 37 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2013, 2012 and 2011, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 20.8 percent, 19.4 percent and 17.8 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2013 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011
Operating Data:
Net sales:
Metal containers	63.1%	63.9%	63.0%
Closures	19.4	19.0	19.6
Plastic containers	17.5	17.1	17.4
Consolidated	100.0	100.0	100.0
Cost of goods sold	85.3	85.6	85.2
Gross profit	14.7	14.4	14.8
Selling, general and administrative expenses	5.7	5.1	4.5
Rationalization charges	0.3	0.2	0.2
Income from operations	8.7	9.1	10.1
Interest and other debt expense	1.8	2.9	1.8
Income before income taxes	6.9	6.2	8.3
Provision for income taxes	1.9	2.0	2.8
Net income	5.0%	4.2%	5.5%
Summary results for our business segments for the years ended December 31, 2013, 2012 and 2011 are provided below.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net sales:
Metal containers	$2,341.4	$2,293.7	$2,211.5
Closures	720.1	680.1	687.8
Plastic containers	647.0	614.5	609.9
Consolidated	$3,708.5	$3,588.3	$3,509.2
Income from operations:
Metal containers(1)	$236.3	$231.5	$256.3
Closures(2)	63.0	73.1	75.9
Plastic containers(3)	38.6	30.8	12.6
Corporate(4)	(13.7)	(9.9)	9.3
Consolidated	$324.2	$325.5	$354.1
______________________

(1)
Includes rationalization charges of $2.5 million, $2.5 million and $1.4 million in 2013, 2012 and 2011, respectively, plant start-up costs of $0.8 million and $6.4 million in 2013 and 2012, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million in 2011.

(2)
Includes rationalization charges of $5.6 million, $2.9 million and $1.8 million in 2013, 2012 and 2011, respectively, and a charge of $3.0 million in 2013 for the remeasurement of net assets in Venezuela.

(3)	Includes rationalization charges of $3.9 million, $3.3 million and $4.0 million in 2013, 2012 and 2011, respectively.

(4)
Includes costs attributable to announced acquisitions of $1.5 million in each of 2013 and 2012, rationalization charges of $0.5 million in 2011 and income of $25.2 million in 2011 for proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities.

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012
Overview. Consolidated net sales were $3.71 billion in 2013, representing a 3.3 percent increase as compared to 2012 primarily due to the inclusion of net sales from operations acquired in 2013 and 2012, the impact of favorable foreign currency translation in the metal container and closures businesses, higher unit volumes in the metal container business, higher average selling prices due to the pass through of higher raw material costs in all of our businesses and a more favorable mix of products sold in the plastic container business. These increases were partially offset by lower volumes in our legacy closures and plastic container operations. Income from operations for 2013 decreased by $1.3 million, or 0.4 percent, as compared to 2012 primarily as a result of the charge for the remeasurement of net assets and the unfavorable impact of currency restrictions and the political climate in Venezuela, lower unit volumes in the legacy closures and plastic container operations, continued economic challenges in Europe, the impact of under absorbed operating costs at the new metal container facilities in Eastern Europe and the Middle East, a less favorable mix of products sold in the metal container business, higher rationalization charges, the unfavorable comparison of the year-over-year resin pass through lag effect in the plastic container business and higher corporate expenses. These decreases were partially offset by the inclusion of operations acquired in 2013 and 2012, higher unit volumes in the metal container business, improved manufacturing efficiencies across all of our businesses, a more favorable mix of products sold in the plastic container business and lower new plant start-up costs in the metal container business. Results for 2013 and 2012 included rationalization charges of $12.0 million and $8.7 million, respectively, and a loss on early extinguishment of debt of $2.1 million and $38.7 million, respectively. Net income in 2013 was $185.4 million as compared to $151.3 million in 2012.
Net Sales. The $120.2 million increase in consolidated net sales in 2013 as compared to 2012 was due to higher net sales across all of our businesses.
Net sales for the metal container business increased $47.7 million, or 2.1 percent, in 2013 as compared to the same period in 2012. This increase was primarily attributable to an increase in unit volumes of approximately 2.5 percent, the impact of favorable foreign currency translation of approximately $10.4 million and the pass through of higher raw material costs. The increase in unit volumes was due in large part to pet food products in the U.S. and sales from the new plants in Eastern Europe, partially offset by poor fruit and vegetable pack conditions, particularly in the west coast of the U.S. and in Central and Southern Europe.
Net sales for the closures business in 2013 increased $40.0 million, or 5.9 percent, as compared to the same period in 2012. This increase was primarily the result of an increase in unit volumes of approximately 8.5 percent due to the inclusion of net sales from Portola, the impact of favorable foreign currency translation of approximately $10.7 million and the pass through of higher raw material costs. These increases were partially offset by lower unit volumes in the legacy closures operations primarily as a result of lower sales for single-serve beverages largely attributable to cooler temperatures in 2013 and lower sales in Venezuela due to economic challenges.
Net sales for the plastic container business in 2013 increased $32.5 million, or 5.3 percent, as compared to the same period in 2012. This increase was primarily due to higher volumes of approximately 3 percent, a more favorable mix of products sold and higher average selling prices due to the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $3.3 million. The increase in volumes was attributable to the inclusion for a full year of the PFC operations, which more than offset lower volumes in the legacy operations due in part to weaker customer demand as well as ongoing efforts to rebalance the portfolio of the business.
Gross Profit. Gross profit margin increased 0.3 percentage points to 14.7 percent in 2013 as compared to 14.4 percent in 2012 for the reasons discussed below in “Income from Operations.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.7 million in 2013 as compared to 2012. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.7 percent in 2013 as compared to 5.1 percent in 2012. These increases were primarily due to the inclusion of expenses from recent acquisitions, a charge of $3.0 million for the remeasurement of net assets in our closures operations in Venezuela due to the devalued official Bolivar exchange rate and an increase in corporate expenses.
Income from Operations. Income from operations for 2013 decreased by $1.3 million as compared to 2012, and operating margin decreased to 8.7 percent from 9.1 percent over the same periods. These decreases were principally due to lower income from operations in the closures business and an increase in corporate expenses, partially offset by higher income from operations in the metal and plastic container businesses. Income from operations included rationalization charges of $12.0 million and $8.7 million in 2013 and 2012, respectively.
Income from operations of the metal container business for 2013 increased $4.8 million, or 2.1 percent, as compared to 2012, and operating margin remained unchanged at 10.1 percent over the same periods. The increase in income from operations was primarily due to an increase in unit volumes, comparatively lower new plant start-up costs of $5.6 million, improved manufacturing efficiencies and lower depreciation expense, partially offset by continued economic challenges in Europe, the impact of under absorbed operating costs at the new plants in Eastern Europe and the Middle East and a less favorable mix of products sold. Rationalization charges were $2.5 million in each of 2013 and 2012.
Income from operations of the closures business for 2013 decreased $10.1 million, or 13.8 percent, as compared to the same period in 2012, and operating margin decreased to 8.7 percent from 10.7 percent over the same periods. These decreases were primarily attributable to the $3.0 million charge for the remeasurement of net assets of the Venezuela operations, a $5.0 million unfavorable comparative operational impact in Venezuela due to political instability and currency restrictions, lower unit volumes in the legacy closures operations and higher rationalization charges, partially offset by improved manufacturing efficiencies. In addition, operating margin was unfavorably impacted by the write-up of inventory of Portola for purchase accounting. Rationalization charges were $5.6 million and $2.9 million in 2013 and 2012, respectively.
Income from operations of the plastic container business for 2013 increased $7.8 million, or 25.3 percent, as compared to 2012, and operating margin increased to 6.0 percent from 5.0 percent over the same periods. These increases were primarily attributable to the inclusion of the PFC operations for a full year, continued improvement in operating performance and a more favorable mix of products sold, partially offset by lower volumes in the legacy operations, the unfavorable impact from the lagged pass through of increases in resin costs in 2013 as compared to the favorable impact from resin in 2012 and higher rationalization charges. Rationalization charges were $3.9 million and $3.3 million in 2013 and 2012, respectively.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2013 increased $4.4 million as compared to 2012 primarily due to higher average outstanding borrowings. The loss on early extinguishment of debt of $2.1 million in 2013 was a result of the prepayment of $300.9 million of bank term debt under our 2011 Credit Facility, while the loss on early extinguishment of debt of $38.7 million in 2012 was a result of the redemption of the 7¼% Notes.
Provision for Income Taxes. The effective tax rate for 2013 was 35.0 percent, excluding the $19.7 million favorable tax adjustment primarily related to the completion of tax audits in the second quarter of 2013, as compared to 32.4 percent for 2012. The effective tax rate for 2013 was unfavorably impacted by the cumulative adjustment of increases in enacted tax rates in certain foreign countries, the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela closures operations and the geographic distribution of international income. The effective tax rate for 2012 was favorably impacted by changes to statutory tax rates enacted in certain jurisdictions and the resolution of certain issues with tax authorities.
YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011
Overview. Consolidated net sales were $3.59 billion in 2012, representing a 2.3 percent increase as compared to 2011 primarily due to an increase in unit volumes in all of our businesses largely as a result of the inclusion of net sales from operations acquired in 2012 and 2011 and higher average selling prices in the metal container business due to the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation, lower net sales in Europe largely due to weak economic conditions and lower average selling prices in the closures and plastic container businesses as a result of the pass through of lower resin costs. Income from operations for 2012 decreased by $28.6 million, or 8.1 percent, as compared to 2011 primarily as a result of the inclusion in 2011 of $25.2 million of income from proceeds received as a result of the termination of the merger agreement with Graham Packaging Company Inc., or the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities, the impact from weak economic conditions in Europe, the unfavorable impact from inventory reductions and manufacturing inefficiencies in the metal container business, start-up costs for new metal container production facilities in Eastern Europe and the Middle East, an increase in depreciation expense, the impact of unfavorable foreign currency translation in the closures business and an increase in rationalization charges. These decreases were partially offset by higher unit volumes in all of our businesses due in large part to the inclusion of the operations acquired in 2012 and 2011, the favorable comparison of the year-over-year resin pass through lag effect in the plastic container business which benefited 2012, cost reduction initiatives and improved manufacturing efficiencies in the closures and plastic container businesses and a $3.3 million charge in 2011 for the resolution of a past product liability dispute. Results for 2012 and 2011 included rationalization charges of $8.7 million and $7.7 million, respectively, and a loss on early extinguishment of debt of $38.7 million and $1.0 million, respectively. Net income in 2012 was $151.3 million as compared to $193.2 million in 2011.
Net Sales. The $79.1 million increase in consolidated net sales in 2012 as compared to 2011 was due to higher net sales in the metal container and plastic container businesses, partially offset by a decrease in net sales in the closures business.
Net sales for the metal container business increased $82.2 million, or 3.7 percent, in 2012 as compared to the same period in 2011. This increase was primarily attributable to an increase in unit volumes of approximately 3.5 percent due in large part to the inclusion of net sales from acquisitions completed in 2011 and 2012, and higher average selling prices as a result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $23.3 million and lower price realization in the European markets largely in exchange for improved customer credit terms.
Net sales for the closures business in 2012 decreased $7.7 million, or 1.1 percent, as compared to the same period in 2011. This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $26.0 million, lower net sales in Europe due to weak economic conditions and lower average selling prices as a result of the pass through of lower resin costs, partially offset by higher unit volumes of approximately 1.5 percent principally due to an increase in sales of single-serve beverages in the U.S. largely as a result of warmer temperatures in 2012.
Net sales for the plastic container business in 2012 increased $4.6 million, or 0.8 percent, as compared to the same period in 2011. This increase was primarily attributable to an increase in volumes of approximately 1.0 percent due in large part to the inclusion of net sales from the PFC operations acquired in August 2012, partially offset by lower average selling prices as a result of the pass through of lower raw material costs, selectively lower volumes in the legacy operations to rebalance the portfolio of the business and the impact of unfavorable foreign currency translation of approximately $1.8 million.
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
Income from operations of the plastic container business for 2012 increased $18.2 million, or 144.4 percent, as compared to 2011, and operating margin increased to 5.0 percent from 2.1 percent over the same periods. These increases were primarily attributable to continued improvement in operating performance, the favorable comparison of the year-over-year resin pass through lag effect which benefited 2012, the inclusion of the PFC operations and lower rationalization charges. Rationalization charges were $3.3 million and $4.0 million in 2012 and 2011, respectively.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2012 remained unchanged at $63.0 million as compared to 2011, with the impact of higher average outstanding borrowings being offset by lower average interest rates largely attributable to the issuance in March 2012 of $500 million of the 5% Notes and the refinancing of our 2010 Credit Facility in July 2011 with our 2011 Credit Facility. The loss on early extinguishment of debt of $38.7 million in 2012 was a result of the redemption of the 7¼% Notes, while the loss on early extinguishment of debt of $1.0 million in 2011 was a result of the refinancing of our 2010 Credit Facility.
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
On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into the Credit Agreement. Under the Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans under our 2011 Credit Facility. The Term Loans consist of $365 million of U.S. term loans, Cdn $70 million of Canadian term loans and €220 million of Euro term loans. The Term Loans mature on January 14, 2020, and principal on the Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in December 2015. The revolving loans, or the Revolving Loans, consist of a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million Canadian revolving loan facility. We may use Revolving Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on January 14, 2019. The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $1.25 billion (which amount may be increased as provided in the Credit Agreement), which may be used to finance acquisitions and for other permitted purposes. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was terminated. As a result of the refinancing of our 2011 Credit Facility, we expect to record a pre-tax charge for the loss on early extinguishment of debt of approximately $1.6 million in the first quarter of 2014.

On September 9, 2013, we issued $300 million aggregate principal amount of the 5½% Notes at 100 percent of their principal amount. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year beginning February 1, 2014, and the 5½% Notes mature on February 1, 2022. Net proceeds from the issuance of the 5½% Notes were used to repay outstanding bank revolving loans under our 2011 Credit Facility.
On March 23, 2012, we issued $500 million aggregate principal amount of the 5% Notes at 100 percent of their principal amount. Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020. Proceeds from the issuance of the 5% Notes were used to redeem the 7¼% Notes in April 2012, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes. We incurred a $38.7 million loss on early extinguishment of debt for the premium paid in connection with this redemption and the write-off of unamortized debt issuance costs and discount.

In 2013, we used cash and cash equivalents of $305.1 million, proceeds from the issuance of the 5½% Notes of $300.0 million and other foreign term loans of $5.0 million, cash provided by operating activities of $350.7 million, net borrowings of revolving loans of $22.4 million and increases in outstanding checks of $13.1 million to fund the repayment of $308.3 million of long-term debt (including the repayment of $7.4 million of foreign bank term loans), the purchase price for the acquisitions of Portola, Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures for an aggregate of $281.7 million, repurchases of our common stock of $267.6 million, net capital expenditures of $94.7 million, dividends paid on our common stock of $36.2 million, debt issuance costs of $5.7 million related to the 5½% Notes and net payments for stock-based compensation issuances of $2.1 million.
In 2012, we used proceeds from the issuance of long-term debt of $526.6 million and cash provided by operating activities of $351.7 million (after voluntary contributions of $76.0 million to our domestic pension benefit plans) to fund the repayment of long-term debt of $285.9 million (including the redemption of the 7¼% Notes for $280.9 million), the purchase price for the acquisitions of PFC and Öntaş for $268.1 million, net capital expenditures of $117.7 million, deferred payments of purchase price for prior acquisitions of $51.0 million, dividends paid on our common stock of $33.8 million, repurchases of our common stock of $34.1 million, debt issuance costs of $9.8 million related to the 5% Notes, decreases in outstanding checks of $4.8 million, net repayments of revolving loans of $3.7 million and net payments for stock-based compensation issuances of $0.9 million and to increase cash and cash equivalents by $68.5 million.
Changes in working capital and outstanding checks provided cash of $59.1 million and $80.4 million in 2013 and 2012, respectively. Working capital in 2013 and 2012 provided cash primarily as a result of planned reductions in inventory and the timing of customer payments.
In 2011, we used proceeds from the issuance of long-term debt of $1,088.8 million, cash provided by operating activities of $359.6 million (which included the benefit of $25.2 million of proceeds received as a result of the termination of the Graham Packaging merger agreement, net of costs attributable to certain corporate development activities), net borrowings of revolving loans of $20.0 million and net proceeds from stock-based compensation issuances of $0.6 million to fund the repayment of long-term debt of $691.4 million, the purchase price for acquisitions completed in 2011 of $290.8 million, net capital expenditures of $169.1 million, decreases in outstanding checks of $33.7 million, dividends paid on our common stock of $31.1 million, repurchases of our common stock of $15.8 million, debt issuance costs of $12.9 million related to our 2011 Credit Facility and other financing activities of $2.3 million and to increase cash and cash equivalents by $221.9 million.
At December 31, 2013, we had $1,703.8 million of total consolidated indebtedness and $160.5 million of cash and cash equivalents on hand, which included $54.7 million of cash and cash equivalents on hand in foreign countries. In addition, at December 31, 2013, we had outstanding letters of credit of $22.7 million and no outstanding revolving loan borrowings under our 2011 Credit Facility.
Under the Credit Agreement, we have available to us revolving loans consisting of $985.6 million under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed over the life of the Credit Agreement until their final maturity in January 2019. Under the Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in the Credit Agreement), and we may incur additional indebtedness as permitted by the Credit Agreement and our other instruments governing our indebtedness. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. In recent years, our peak seasonal working capital requirements have averaged approximately $350 million and were generally funded with revolving loans under our respective senior secured credit facilities, other foreign bank loans and cash on hand. For 2014, we expect to fund our seasonal working capital requirements with revolving loans under the Credit Agreement, foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing and repurchases of other debt.

In 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we repurchased 354,154 shares of our common stock in 2013 at an average price per share of $46.90, for a total purchase price of $16.6 million; 805,346 shares of our common stock in 2012 at an average price per share of $42.33, for a total purchase price of $34.1 million; and 441,416 shares of our common stock in 2011 at an average price per share of $35.77, for a total purchase price of $15.8 million. In addition, pursuant to these authorizations, we completed a "modified Dutch auction" tender offer on February 8, 2013 pursuant to which we repurchased 5,524,861 shares of our common stock from our stockholders at a price of $45.25 per share, for a total purchase price of $250.0 million. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in the tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million. At December 31, 2013, we had $85.3 million remaining under these authorizations for the repurchase of our common stock.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•	annual capital expenditures of approximately $120 million to $160 million, which may increase as a result of projects emanating out of Can Vision 2020 SM;

•
principal amortization payments of bank term loans under the Credit Agreement and other outstanding debt agreements of $126.2 million in 2014, $46.7 million in 2015, $76.9 million in each of 2016, 2017 and 2018, $480.7 million in 2019, $501.7 million in 2020 and $300.0 million in 2022;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2013 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under the Credit Agreement, which bear fluctuating rates of interest, the 5½% Notes and the 5% Notes;

•	payments of approximately $100 million to $120 million for federal, state and foreign tax liabilities in 2014, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the current funded status of our domestic pension plans at December 31, 2013.
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
The Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 5½% Notes and the 5% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2014 with all of these covenants.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $6.9 million, $6.6 million and $13.3 million in 2013, 2012 and 2011, respectively. Additional cash spending under our rationalization plans of approximately $11.0 million is expected primarily in 2014 and, to a lesser extent, thereafter. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2013 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$1,685.9	$126.2	$123.5	$153.8	$1,282.4
Interest on fixed rate debt	293.8	42.8	84.7	83.9	82.4
Interest on variable rate debt(2)	84.7	24.4	29.0	22.2	9.1
Operating lease obligations	167.8	34.4	49.4	33.3	50.7
Purchase obligations(3)	3.8	3.8	—	—	—
Other postretirement benefit obligations(4)	27.3	3.3	6.0	5.5	12.5
Total(5)	$2,263.3	$234.9	$292.6	$298.7	$1,437.1
 ______________________

(1)
These amounts represent expected cash payments of principal of our debt, assuming we had entered into the Credit Agreement and completed the refinancing of our 2011 Credit Facility on December 31, 2013 which resulted in a net decrease in our term loan borrowings of $17.9 million.

(2)
These amounts represent expected cash payments of interest on our variable rate long-term debt under the Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2013.

(3)	Purchase obligations represent commitments for capital expenditures of $3.8 million. Obligations that are cancelable without penalty are excluded.

(4)	Other postretirement benefit obligations have been actuarially determined through the year 2023.

(5)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2014.
At December 31, 2013, we also had outstanding letters of credit of $22.7 million that were issued under our 2011 Credit Facility.
You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2013, we had $1,703.8 million of indebtedness outstanding, of which $633.4 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 0.75 percent to 4.1 percent and receive floating rates of interest based on three month LIBOR or Euribor, as applicable. These agreements mature as follows: €105 million notional principal amount in 2014, $50 million notional principal amount in 2015 and $50 million notional principal amount in 2017. In addition, we have entered into one other interest rate swap agreement for $50 million notional principal amount, with a forward start date in 2014 that matures in 2017. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2013 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point decrease in the discount rate would result in an increase in our annual pension expense by approximately $1.2 million, while a 25 basis point increase in the discount rate would result in a decrease in our annual pension expense by approximately $0.5 million. For 2013, we increased our domestic discount rate from 4.1 percent to 4.9 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact our annual pension expense by approximately $1.7 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2014. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report.
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
CHANGE IN DEPRECIABLE LIVES
Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we recently engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we have increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum of 20 years. Accordingly, we currently expect depreciation and amortization expense for 2014 to be approximately $155 million as compared to $167.6 million in 2013.

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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; significant increases in the costs of health care benefits in the United States as well as the unknown impact of recent health care legislation in the United States; the adoption of new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2013 and 2012, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 55 percent and 59 percent of our average outstanding total debt, respectively. At December 31, 2013, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 37 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.
Based on the average outstanding amount of our variable rate indebtedness in 2013, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2013 interest expense by an aggregate of approximately $10.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2013.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe and Canada. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European and Canadian operations primarily with term loans borrowed under our Credit Agreement denominated in Euros and Canadian dollars, respectively. Our European operations include non-Euro denominated entities, including, most significantly, in Poland, Russia, Hungary, Turkey and the United Kingdom. We also have operations in Asia, South America and Central America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk.
COMMODITY PRICING RISK
We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2013 and 2012, we entered into natural gas swap agreements to hedge approximately 27 percent and 21 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2013, we had entered into natural gas swap agreements to hedge approximately 3 percent of our expected 2014 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2013 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.
Based on our natural gas usage in 2013, a ten percent change in natural gas costs would have impacted our 2013 cost of goods sold by approximately $2.3 million, after taking into account our natural gas swap agreements.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Silgan Holdings Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
February 28, 2014
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2014.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2014.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	F-36
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

4.2
Form of Silgan Holdings Inc. 5% Senior Note due 2020 (incorporated by reference to Exhibit 4.2 filed with our Registration Statement on Form S-4, dated June 22, 2012, Registration Statement No. 333-182291).

4.3
Indenture, dated as of September 9, 2013, by and between Silgan Holdings Inc. and U.S. Bank National Association, as trustee, with respect to the 5½% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated September 13, 2013, Commission File No. 000-22117).

4.4	Form of Silgan Holdings Inc. 5½% Senior Note due 2022 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated September 13, 2013, Commission File No. 000-22117).

4.5
Registration Rights Agreement, dated September 9, 2013, among Silgan Holdings Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Deutsche Bank Securities Inc. with respect to the 5½% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated September 13, 2013, Commission File No. 000-22117).

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

10.3
Credit Agreement, dated as of January 14, 2014, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Can Company, Silgan Plastics Canada Inc., Silgan Holdings B.V., Silgan International Holdings B.V., each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citigroup Global Markets Inc. and Goldman Sachs Bank USA, as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated January 21, 2014, Commission File No. 000-22117).

+10.4
Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.5
Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.6
Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.7
Officer Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.8
Officer Agreement dated March 1, 2012 between Silgan Plastics LLC and Sarah T. Macdonald (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, Commission File No. 000-22117).

+10.9
Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.10
Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.11
Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.12
Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.13	Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.14
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

+10.16
Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-22117).

+10.17
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

Exhibit Number	Description

+10.18
First Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.19
Second Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.20
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

+10.22
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

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

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

___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 28, 2014	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver	Co-Chairman of the Board	February 28, 2014
(R. Philip Silver)

/s/ D. Greg Horrigan	Co-Chairman of the Board	February 28, 2014
(D. Greg Horrigan)

/s/ John W. Alden	Director	February 28, 2014
(John W. Alden)

/s/ William C. Jennings	Director	February 28, 2014
(William C. Jennings)

/s/ Edward A. Lapekas	Director	February 28, 2014
(Edward A. Lapekas)

/s/ Anthony J. Allott	President and	February 28, 2014
(Anthony J. Allott)	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Robert B. Lewis	Executive Vice President and	February 28, 2014
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Silgan Holdings Inc.
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
February 28, 2014

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands, except share and per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$160,463	$465,608
Trade accounts receivable, less allowances of $5,717 and $5,869, respectively	333,041	326,691
Inventories	515,570	515,927
Prepaid expenses and other current assets	73,374	70,261
Total current assets	1,082,448	1,378,487
Property, plant and equipment, net	1,118,443	1,098,809
Goodwill	651,049	510,836
Other intangible assets, net	229,166	171,917
Other assets, net	239,976	133,494
	$3,321,082	$3,293,543
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$146,174	$255,349
Trade accounts payable	352,192	318,669
Accrued payroll and related costs	53,879	62,144
Accrued liabilities	68,011	66,397
Total current liabilities	620,256	702,559

Long-term debt	1,557,662	1,415,967
Other liabilities	429,321	421,374

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 shares authorized, 87,556,248 shares issued and 63,415,444 and 69,203,967 shares outstanding, respectively)	876	876
Paid-in capital	212,822	204,449
Retained earnings	1,169,754	1,020,543
Accumulated other comprehensive loss	(38,119)	(109,913)
Treasury stock at cost (24,140,804 and 18,352,281 shares, respectively)	(631,490)	(362,312)
Total stockholders’ equity	713,843	753,643
	$3,321,082	$3,293,543

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Net sales	$3,708,518	$3,588,318	$3,509,227
Cost of goods sold	3,161,276	3,070,759	2,990,637
Gross profit	547,242	517,559	518,590
Selling, general and administrative expenses	211,075	183,390	156,752
Rationalization charges	11,987	8,660	7,717
Income from operations	324,180	325,509	354,121
Interest and other debt expense before loss on early extinguishment of debt	67,394	63,018	62,978
Loss on early extinguishment of debt	2,068	38,704	976
Interest and other debt expense	69,462	101,722	63,954
Income before income taxes	254,718	223,787	290,167
Provision for income taxes	69,305	72,441	96,994
Net income	$185,413	$151,346	$193,173

Basic net income per share	$2.89	$2.18	$2.76
Diluted net income per share	$2.87	$2.17	$2.75
Dividends per share	$0.56	$0.48	$0.44

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Net income	$185,413	$151,346	$193,173
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses, net of tax provision (benefit) of $42,822, $(3,337) and $(16,045), respectively	66,754	(6,466)	(25,602)
Change in fair value of derivatives, net of tax provision (benefit) of $2,763, $(513) and $(65), respectively	3,937	(905)	(127)
Foreign currency translation, net of tax benefit (provision) of $4,580, $3,309 and $(6,469), respectively	1,103	12,740	(26,527)
Other comprehensive income (loss)	71,794	5,369	(52,256)
Comprehensive income	$257,207	$156,715	$140,917

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011
(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2011	69,876	$873	$183,524	$740,923	$(63,026)	$(308,695)	$553,599
Net income	—	—	—	193,173	—	—	193,173
Other comprehensive loss	—	—	—	—	(52,256)	—	(52,256)
Dividends declared on common stock	—	—	—	(31,109)	—	—	(31,109)
Stock compensation expense	—	—	7,692	—	—	—	7,692
Stock option exercises, including tax benefit of $2,576	217	2	4,449	—	—	—	4,451
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,856	232	—	(621)	—	—	(2,720)	(3,341)
Repurchases of common stock	(441)	—	—	—	—	(15,797)	(15,797)
Other	—	—	1,582	—	—	—	1,582
Balance at December 31, 2011	69,884	875	196,626	902,987	(115,282)	(327,212)	657,994
Net income	—	—	—	151,346	—	—	151,346
Other comprehensive income	—	—	—	—	5,369	—	5,369
Dividends declared on common stock	—	—	—	(33,790)	—	—	(33,790)
Stock compensation expense	—	—	7,208	—	—	—	7,208
Stock option exercises, including tax benefit of $580	36	1	774	—	—	—	775
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $721	89	—	(159)	—	—	(991)	(1,150)
Repurchases of common stock	(805)	—	—	—	—	(34,109)	(34,109)
Balance at December 31, 2012	69,204	876	204,449	1,020,543	(109,913)	(362,312)	753,643
Net income	—	—	—	185,413	—	—	185,413
Other comprehensive income	—	—	—	—	71,794	—	71,794
Dividends declared on common stock	—	—	—	(36,202)	—	—	(36,202)
Stock compensation expense	—	—	8,902	—	—	—	8,902
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $460	90	—	(529)	—	—	(1,571)	(2,100)
Repurchases of common stock	(5,879)	—	—	—	—	(267,607)	(267,607)
Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$185,413	$151,346	$193,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,644	165,015	158,801
Amortization of debt issuance costs and discount	4,556	4,897	3,837
Rationalization charges	11,987	8,660	7,717
Loss on early extinguishment of debt	2,068	38,704	976
Deferred income tax provision (benefit)	7,125	(1,499)	23,763
Excess tax benefit from stock-based compensation	(460)	(808)	(3,901)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	20,387	34,584	(53,091)
Inventories	25,060	56,828	(28,093)
Trade accounts payable	604	(6,216)	29,658
Accrued liabilities	(31,501)	(21,642)	3,392
Contributions to domestic pension benefit plans	—	(76,000)	—
Other, net	(42,178)	(2,207)	23,350
Net cash provided by operating activities	350,705	351,662	359,582
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(281,667)	(319,090)	(290,751)
Capital expenditures	(103,136)	(119,241)	(173,009)
Proceeds from asset sales	8,389	1,555	3,943
Net cash used in investing activities	(376,414)	(436,776)	(459,817)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	940,013	686,812	1,208,994
Repayments under revolving loans	(917,661)	(690,413)	(1,188,954)
Changes in outstanding checks – principally vendors	13,097	(4,792)	(33,730)
Proceeds from issuance of long-term debt	304,981	526,550	1,088,823
Repayments of long-term debt	(308,257)	(285,932)	(691,427)
Debt issuance costs	(5,700)	(9,837)	(12,943)
Dividends paid on common stock	(36,202)	(33,790)	(31,109)
Excess tax benefit from stock-based compensation	460	808	3,901
Proceeds from stock option exercises	—	195	1,875
Repurchase of common stock under stock plan	(2,560)	(1,871)	(5,197)
Repurchase of common stock under share repurchase authorization	(267,607)	(34,109)	(15,797)
Other	—	—	(2,326)
Net cash (used in) provided by financing activities	(279,436)	153,621	322,110
Cash and cash equivalents:
Net (decrease) increase	(305,145)	68,507	221,875
Balance at beginning of year	465,608	397,101	175,226
Balance at end of year	$160,463	$465,608	$397,101

Interest paid, net	$58,010	$59,617	$59,077
Income taxes paid, net of refunds	114,213	79,056	38,521

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells metal, composite and plastic closures for food and beverage products. Our plastic container business manufactures and sells custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.
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
Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.3 million, $0.3 million and $0.7 million in 2013, 2012 and 2011, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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
Stock-Based Compensation. We currently have one stock-based compensation plan in effect under which we have issued stock options and restricted stock units to our officers, other key employees and outside directors. A restricted stock unit represents the right to receive one share of our common stock at a future date. Unvested restricted stock units that have been issued do not have voting rights and may not be disposed of or transferred during the vesting period.
Recently Adopted Accounting Pronouncement. In February 2013, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for reporting reclassification adjustments from accumulated other comprehensive income to net income.  This amendment requires us to present information that is significant about reclassification adjustments from accumulated other comprehensive income to net income in one footnote and, in some cases, cross-reference to related footnote disclosures.  This amendment was effective for us on January 1, 2013.  Our adoption of this amendment did not have an effect on our financial position, results of operations or cash flows.  See Note 4 for the required disclosures.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 2. ACQUISITIONS
PORTOLA PACKAGING, INC.
On October 22, 2013, we acquired Portola Packaging, Inc. and its subsidiaries, or Portola, a leading manufacturer of plastic closures, for an aggregate purchase price of $262.8 million, net of cash acquired, which was funded through revolving loan borrowings under our senior secured credit facility. Portola operates eight facilities in North America and Europe and had sales of approximately $200 million in 2012. The results of operations of Portola have been reported primarily in our closures segment and were not significant since the acquisition date.
For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date using valuation techniques including the cost, market and income approaches. We recognized goodwill of $124.2 million and a customer relationship intangible asset of $62.0 million, having a weighted average life of 17 years, which is not expected to be deductible for tax purposes. The purchase price allocation is preliminary and subject to change pending a final valuation of deferred taxes and related balances.
PLASTIC FOOD CONTAINERS
On August 30, 2012, we acquired the plastic food container operations of Rexam PLC, which now operates under the name Silgan Plastic Food Containers, or PFC, for an aggregate purchase price of $250.0 million which was funded from cash on hand. PFC manufactures and sells barrier and non-barrier plastic thermoformed bowls and trays for shelf-stable foods to many of the world’s leading packaged food and ready-meal companies. The results of operations of PFC have been reported in our plastic container segment.
For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date using valuation techniques including the cost, market and income approaches. We recognized goodwill of $113.3 million and definite-lived intangible assets of $78.0 million consisting of customer relationships of $67.0 million, having a weighted average life of 18 years, and technology know-how of $11.0 million, having a weighted average life of 8 years.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 3. RATIONALIZATION CHARGES

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2013	2012	2011
	(Dollars in thousands)
Metal containers	$2,490	$2,446	$1,378
Closures	5,615	2,878	1,805
Plastic containers	3,882	3,336	3,996
Corporate	—	—	538
	$11,987	$8,660	$7,717

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefit Curtailment	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2011	$11,057	$—	$217	$—	$11,274
Charged to expense	4,908	(449)	1,267	1,991	7,717
Utilized and currency translation	(11,579)	449	(1,273)	(1,991)	(14,394)
Balance at December 31, 2011	4,386	—	211	—	4,597
Charged to expense	5,056	—	1,924	1,680	8,660
Utilized and currency translation	(6,211)	—	(439)	(1,680)	(8,330)
Balance at December 31, 2012	3,231		1,696	—	4,927
Charged to expense	5,822	—	1,684	4,481	11,987
Utilized and currency translation	(4,937)	—	(1,962)	(4,481)	(11,380)
Balance at December 31, 2013	$4,116	$—	$1,418	$—	$5,534

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 9). Rationalization reserves were included in our Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $5.5 million and $11.0 million, respectively, are expected primarily in 2014.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2011	$(73,607)	$(6,695)	$17,276	$(63,026)
Other comprehensive loss before reclassifications	(30,388)	(3,221)	(26,527)	(60,136)
Amounts reclassified from accumulated other comprehensive loss	4,786	3,094	—	7,880
Other comprehensive loss	(25,602)	(127)	(26,527)	(52,256)
Balance at December 31, 2011	(99,209)	(6,822)	(9,251)	(115,282)
Other comprehensive loss before reclassifications	(13,389)	(4,513)	12,740	(5,162)
Amounts reclassified from accumulated other comprehensive loss	6,923	3,608	—	10,531
Other comprehensive income	(6,466)	(905)	12,740	5,369
Balance at December 31, 2012	(105,675)	(7,727)	3,489	(109,913)
Other comprehensive income before reclassifications	59,648	340	1,103	61,091
Amounts reclassified from accumulated other comprehensive loss	7,106	3,597	—	10,703
Other comprehensive income	66,754	3,937	1,103	71,794
Balance at December 31, 2013	$(38,921)	$(3,790)	$4,592	$(38,119)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 were net losses of $11.4 million, $11.4 million and $7.8 million, respectively, excluding an income tax benefit of $4.3 million, $4.5 million and $3.0 million, respectively. These net losses included $12.3 million, $12.2 million and $8.3 million of amortization of net actuarial losses for the years ended December 31, 2013, 2012 and 2011, respectively, and $0.9 million, $0.8 million and $0.5 million of amortization of net prior service credit for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost. Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2014 are $0.3 million and $(1.0) million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 were net losses of $6.1 million, $5.8 million and $5.3 million, respectively, excluding an income tax benefit of $2.5 million, $2.2 million and $2.2 million, respectively. These net losses included $5.9 million, $4.6 million and $4.7 million of losses related to our interest rate swap agreements which were recorded in interest and other debt expense for the years ended December 31, 2013, 2012 and 2011, respectively, and gains of $0.2 million, $1.2 million and $0.6 million related to our natural gas swap agreements which were recorded in cost of goods sold for the years ended December 31, 2013, 2012 and 2011, respectively, in our Consolidated Statements of Income for such years. We estimate that we will reclassify $3.8 million of losses, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Foreign currency (losses) gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 were $(12.2) million, $(9.2) million and $15.3 million, respectively, excluding an income tax benefit (provision) of $4.6 million, $3.3 million and $(6.5) million, respectively. See Note 9 for further information.
NOTE 5. INVENTORIES
The components of inventories at December 31 were as follows:

	2013	2012
	(Dollars in thousands)
Raw materials	$158,963	$167,097
Work-in-process	104,811	108,385
Finished goods	333,978	330,077
Other	14,398	13,259
	612,150	618,818
Adjustment to value inventory at cost on the LIFO method	(96,580)	(102,891)
	$515,570	$515,927
Inventories include $87.6 million and $77.8 million recorded on the FIFO method at December 31, 2013 and 2012, respectively, and $174.1 million and $145.0 million recorded on the average cost method at December 31, 2013 and 2012, respectively.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2013	2012
	(Dollars in thousands)
Land	$60,783	$60,287
Buildings and improvements	328,324	326,405
Machinery and equipment	2,372,648	2,281,694
Construction in progress	53,382	63,608
	2,815,137	2,731,994
Accumulated depreciation	(1,696,694)	(1,633,185)
	$1,118,443	$1,098,809

Depreciation expense in 2013, 2012 and 2011 was $157.3 million, $158.4 million and $153.3 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2011	$116,414	$158,922	$114,586	$389,922
Acquisitions	4,305	—	113,307	117,612
Currency translation	1,153	1,675	474	3,302
Balance at December 31, 2012	121,872	160,597	228,367	510,836
Acquisitions	—	131,041	3,735	134,776
Currency translation	2,619	4,225	(1,407)	5,437
Balance at December 31, 2013	$124,491	$295,863	$230,695	$651,049

The components of other intangible assets, net at December 31 were as follows:

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$206,855	$(21,861)	$139,506	$(13,663)
Other	15,509	(3,477)	15,336	(1,402)
	222,364	(25,338)	154,842	(15,065)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$254,504	$(25,338)	$186,982	$(15,065)
In connection with our acquisition of Portola as discussed in Note 2, we recognized a customer relationship intangible asset of $62.0 million.
Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Amortization expense in 2013, 2012 and 2011 was $10.3 million, $6.6 million and $5.5 million, respectively. Amortization expense is expected to be $13.6 million in each year from 2014 through 2018. Customer relationships have a weighted average life of approximately 18 years. Other definite-lived intangibles consist primarily of a trade name and technology know-how and have a weighted average life of approximately 9 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 8. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2013	2012
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	364,000	520,000
Canadian term loans	64,485	81,389
Euro term loans	323,704	443,406
Other foreign bank revolving and term loans	151,647	126,521
Total bank debt	903,836	1,171,316
5½% Senior Notes	300,000	—
5% Senior Notes	500,000	500,000
Total debt	1,703,836	1,671,316
Less current portion	146,174	255,349
	$1,557,662	$1,415,967

At December 31, 2013, the current portion of our long-term debt consisted of $126.2 million of foreign bank revolving and term loans and $20.0 million of term loans under our senior secured credit facility that were repaid on January 14, 2014 upon the refinancing of such credit facility.
BANK CREDIT AGREEMENT

2011 CREDIT FACILITY

At December 31, 2013, we had term loan borrowings outstanding under our senior secured credit facility, or our 2011 Credit Facility, of $364.0 million, Cdn $68.9 million and €234.5 million, totaling U.S. denominated $752.2 million. At December 31, 2012, we had term loan borrowings outstanding under our 2011 Credit Facility of $520.0 million, Cdn $81.0 million and €335.0 million, totaling U.S. denominated $1,044.8 million. At December 31, 2013 and 2012, there were no revolving loans outstanding under our 2011 Credit Facility. After taking into account letters of credit of $22.7 million, borrowings available under the revolving loan facilities of our 2011 Credit Facility were $766.7 million and Cdn $10.0 million on December 31, 2013.

During 2013, we used cash on hand and revolving loan borrowings under the 2011 Credit Facility to prepay essentially all term loan amortization payments due in 2013 and 2014 under our 2011 Credit Facility, consisting of $156.0 million of U.S. term loans, €100.5 million of Euro term loans and Cdn $12.2 million of Canadian term loans, aggregating U.S. denominated $300.9 million. In connection with these prepayments, we recorded a loss on early extinguishment of debt of $2.1 million.

For 2013, 2012 and 2011, the weighted average annual interest rate paid on term loans under our respective senior secured credit facilities was 2.0 percent, 2.2 percent and 2.8 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our respective senior secured credit facilities was 1.9 percent, 1.7 percent and 2.5 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2013, 2012 and 2011, the weighted average interest rate paid on term loans under our respective senior secured credit facilities after consideration of our interest rate swap agreements was 2.7 percent, 2.6 percent and 3.3 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

2014 CREDIT FACILITY

On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into a new senior secured credit facility, or the Credit Agreement. Under the Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans outstanding under the 2011 Credit Facility. The Term Loans consist of $365 million of U.S. term loans, Cdn $70 million of Canadian term loans and €220 million of Euro term loans. The Term Loans mature on January 14, 2020, and principal on the Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in December 2015. The revolving loans, or the Revolving Loans, consist of a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million Canadian revolving loan facility. We may use Revolving Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on January 14, 2019.

The Credit Agreement requires us to prepay the Term Loans with proceeds received in excess of certain amounts from certain asset sales. The mandatory repayment provisions under the Credit Agreement are less restrictive in the aggregate than under our 2011 Credit Facility. Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such repayments (or, if no such payment is due in such year, to the payment due in the immediately succeeding year or the next succeeding year) and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity. Amounts repaid under the Term Loans may not be reborrowed.

Pursuant to the Credit Agreement, we also have a $1.25 billion multicurrency uncommitted incremental loan facility (which amount may be increased as provided in the Credit Agreement), of which all of it may be borrowed in the form of term loans or up to $625.0 million of it may be borrowed in the form of revolving loans. The uncommitted multicurrency incremental loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the Term Loans; and be used for working capital and general corporate purposes, including to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to pay dividends, to repurchase common stock, to refinance or repurchase debt as permitted and to repay outstanding Revolving Loans.

The indebtedness under the Credit Agreement is guaranteed by Silgan and its U.S., Canadian and Dutch subsidiaries. The stock of our U.S., Canadian and Dutch subsidiaries has been pledged as security to the lenders under the Credit Agreement. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, the interest rate for U.S. term loans will be either the Eurodollar Rate or the base rate under the Credit Agreement plus a margin, the interest rate for Canadian term loans will be either the CDOR Rate or the Canadian prime rate under the Credit Agreement plus a margin and the interest rate for Euro term loans will be the Euro Rate under the Credit Agreement plus a margin. Amounts outstanding under the revolving loan facilities incur interest at the same rates as the U.S. term loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian term loans in the case of Canadian dollar denominated Revolving Loans. Euro and Pounds Sterling denominated Revolving Loans would incur interest at the applicable Euro Rate plus the applicable margin.

At January 14, 2014, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.50 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.50 percent. After delivery of our financial statements in respect of

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

our fiscal year ended December 31, 2013, the interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of January 14, 2014, the interest rates on U.S. term loans, Canadian term loans and Euro term loans were 1.74 percent, 2.76 percent and 1.74 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at January 14, 2014). After delivery of our financial statements in respect of our fiscal year ended December 31, 2013, the commitment fee will be reset quarterly based on our Total Net Leverage Ratio as provided in the Credit Agreement.

We may utilize up to a maximum of $200 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans under the multicurrency revolving loan facility and letters of credit do not exceed the amount of the commitment under such multicurrency revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans under the multicurrency revolving loan facility and to the issuers of letters of credit of a fronting fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum, calculated on the aggregate stated amount of such letters of credit for their stated duration.

All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of our 2011 Credit Facility, we expect to record a pre-tax charge for the loss on early extinguishment of debt of approximately $1.6 million during the first quarter of 2014.

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

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2013, these bank revolving loans allowed for total borrowings of up to $200.1 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 0.9 percent to 10.0 percent. For 2013, 2012 and 2011, the weighted average annual interest rate paid on these loans was 3.8 percent, 3.7 percent and 3.4 percent, respectively.

5½ % SENIOR NOTES

On September 9, 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the 5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including our 5% Senior Notes due 2020, and ahead of Silgan’s subordinated debt, if any. The 5½% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year and the 5½% Notes mature on February 1, 2022. Net proceeds from the issuance of the 5½% Notes were used to repay outstanding bank revolving loans under our 2011 Credit Facility.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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

In addition, prior to August 1, 2016, we may redeem up to 35 percent of the aggregate principal amount of the 5½% Notes from the proceeds of certain equity offerings at a redemption price of 105.5 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 5½% Notes, in whole or in part, prior to August 1, 2017 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 5½% Notes, together with accrued and unpaid interest to the date of redemption.

Upon the occurrence of a change of control, as defined in the indenture for the 5½% Notes, Silgan is required to make an offer to purchase the 5½% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5½% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indenture for our 5% Senior Notes due in 2020.

5% SENIOR NOTES

On March 23, 2012, we issued $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at 100 percent of their principal amount. The 5% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including the 5½% Notes, and ahead of Silgan’s subordinated debt, if any. The 5% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan. Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020. Net proceeds from the issuance of the 5% Notes were used in April 2012 to redeem all of the outstanding 7¼% Senior Notes due 2016, or the 7¼% Notes, to pay the applicable premium for such redemption, to pay related fees and expenses and for general corporate purposes.

The 5% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after April 1, 2016 at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period commencing April 1 of the years set forth below:

Year	Redemption Price
2016	102.500%
2017	101.250%
2018 and thereafter	100.000%

In addition, prior to April 1, 2015, we may redeem up to 35 percent of the aggregate principal amount of the 5% Notes from the proceeds of certain equity offerings at a redemption price of 105 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 5% Notes, in whole or in part, prior to April 1, 2016 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 5% Notes, together with accrued and unpaid interest to the date of redemption.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Upon the occurrence of a change of control, as defined in the indenture for the 5% Notes, Silgan is required to make an offer to purchase the 5% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indenture for the 5½% Notes.

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

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows, assuming we had entered into the Credit Agreement and completed the refinancing of the 2011 Credit Facility on December 31, 2013 which resulted in a net decrease in our term loan borrowings of $17.9 million (dollars in thousands):

2014	$126,159
2015	46,672
2016	76,876
2017	76,876
2018	76,876
Thereafter	1,282,439
$1,685,898

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$160,463	$160,463	$465,608	$465,608
Liabilities:
Bank debt	$903,836	$903,836	$1,171,316	$1,171,316
5½% Notes	300,000	298,125	—	—
5% Notes	500,000	495,625	500,000	522,500
Interest rate swap agreements	6,895	6,895	13,307	13,307
Natural gas swap agreements	22	22	279	279

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2013 and 2012 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 5½% Notes and 5% Notes are recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of our 5½% Notes and our 5% Notes were estimated based on the quoted market price, a Level 1 input.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2013, 2012 and 2011, the ineffectiveness of our hedges did not have a significant impact on our net income.
INTEREST RATE SWAP AGREEMENTS
We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At December 31, 2013 and 2012, the aggregate notional principal amount of these agreements was $294.9 million and $289.0 million, respectively (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.
Under our Euro interest rate swap agreements outstanding at December 31, 2013 for an aggregate notional principal amount of €105 million, we pay fixed rates of interest of 4.1 percent and receive floating rates of interest based on three month Euribor. These agreements mature in 2014.
We have three U.S. dollar interest rate swap agreements as of December 31, 2013, each for $50.0 million notional principal amount, to fix interest on variable rate debt. The first agreement, which began in 2012, has a fixed interest rate of 0.75 percent and matures in June 2015. The second agreement, which began in 2013, has a fixed interest rate of 1.38 percent and matures in June 2017. The third agreement has a fixed interest rate of 1.64 percent beginning in June 2014 and matures in June 2017. Under these agreements, we pay fixed rates of interest and receive floating rates of interest based on three month LIBOR.
The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments of $5.9 million, $4.6 million and $4.7 million were recorded under our interest rate swap agreements for the years ended December 31, 2013, 2012 and 2011, respectively.
Taking into account the interest rate applicable for the amounts outstanding under the Credit Agreement for our U.S. term loans and Euro term loans and the weighted average cost differential between such rates at January 14, 2014 and the fixed rates on our interest rate swap agreements, the effective interest rate on our U.S. term loans and the Euro term loans at January 14, 2014 was 1.96 percent and 3.56 percent, respectively.
The total fair value of our interest rate swap agreements in effect at December 31, 2013 and 2012 was recorded in our Consolidated Balance Sheets as accrued liabilities of $6.5 million and $5.6 million, respectively, and as other liabilities of $0.4 million and $7.7 million, respectively.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 27, 21 and 29 percent of our exposure to fluctuations in natural gas prices in 2013, 2012 and 2011, respectively. In 2013, we paid fixed natural gas prices ranging from $3.45 to $4.47 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net payments under our natural gas swap agreements were $0.2 million, $1.2 million and $0.6 million during 2013, 2012 and 2011, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.
The aggregate notional principal amount of our natural gas swap agreements was 0.1 million and 1.0 million MMBtu of natural gas at December 31, 2013 and 2012, respectively.
The total fair value of our natural gas swap agreements in effect at December 31, 2013 and 2012 was recorded in our Consolidated Balance Sheets as accrued liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

FOREIGN CURRENCY EXCHANGE RATE RISK
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our respective senior secured credit facilities denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated substantially all of our Euro denominated borrowings under our respective senior secured credit facilities as net investment hedges and recognized foreign currency (losses) gains in accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 of $(12.2) million, $(9.2) million and $15.3 million, respectively.

CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 28.2 percent, 28.2 percent and 27.1 percent of our net sales in 2013, 2012 and 2011, respectively. The receivable balances from these customers collectively represented 14.0 percent and 20.6 percent of our trade accounts receivable at December 31, 2013 and 2012, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.
NOTE 10. COMMITMENTS AND CONTINGENCIES
We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2029. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2014	$34,350
2015	26,944
2016	22,483
2017	19,694
2018	13,555
Thereafter	50,736
$167,762

Rent expense was $40.9 million, $38.3 million and $37.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, we had noncancelable commitments for capital expenditures in 2014 of $3.8 million.
We are a party to routine legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$672,372	$609,738	$49,177	$51,131
Service cost	15,834	14,788	682	830
Interest cost	26,791	27,363	1,605	2,051
Actuarial (gains) losses	(54,746)	49,067	(10,352)	(1,299)
Plan amendments	1,521	(1,269)	(1,790)	(504)
Benefits paid	(29,071)	(28,301)	(3,714)	(3,904)
Participants’ contributions	—	—	897	872
Foreign currency exchange rate changes	2,542	986	—	—
Obligation at end of year	635,243	672,372	36,505	49,177
Change in plan assets
Fair value of plan assets at beginning of year	633,261	509,877	—	—
Actual return on plan assets	85,809	74,774	—	—
Employer contributions	1,064	76,911	2,817	3,032
Participants’ contributions	—	—	897	872
Benefits paid	(29,071)	(28,301)	(3,714)	(3,904)
Fair value of plan assets at end of year	691,063	633,261	—	—
Funded status	$55,820	$(39,111)	$(36,505)	$(49,177)

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$116,888	$25,548	$—	$—
Current liabilities	(1,241)	(1,061)	(3,291)	(3,941)
Non-current liabilities	(59,827)	(63,598)	(33,214)	(45,236)
Net amount recognized	$55,820	$(39,111)	$(36,505)	$(49,177)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$75,539	$175,763	$(5,124)	$4,994
Prior service cost (credit)	3,578	3,843	(14,682)	(15,576)
Net amount recognized	$79,117	$179,606	$(19,806)	$(10,582)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2014 as a component of net periodic cost
Net actuarial loss (gain)	$826	$(330)
Prior service cost (credit)	1,189	(2,854)
Net periodic cost (credit) to be recorded in 2014	$2,015	$(3,184)
Pension plans with projected benefit obligations in excess of plan assets at December 31, 2013 consisted entirely of our international pension benefit plans which are not funded. For pension plans with projected benefit obligations in excess of plan assets at December 31, 2012, the projected benefit obligation and fair value of plan assets were $204.3 million and $139.6 million, respectively. The projected benefit obligation for our international pension benefit plans was $61.1 million and $57.2 million at December 31, 2013 and 2012, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2013 and 2012 was $606.1 million and $638.0 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2013 consisted entirely of our international pension benefit plans which are not funded. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets at December 31, 2012 were $204.3 million, $193.6 million and $139.6 million, respectively. The accumulated benefit obligation for our international pension benefit plans was $56.5 million and $52.6 million at December 31, 2013 and 2012, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service and the Medicare subsidy expected to be received, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2014	$30,138	$3,291
2015	31,690	3,194
2016	33,299	2,827
2017	34,969	2,838
2018	36,663	2,726
2019 — 2023	203,677	12,436
	$370,436	$27,312
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2013	2012
Discount rate	4.9%	4.1%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.0%	3.1%
Health care cost trend rate:
Assumed for next year	7.2%	7.2%
Ultimate rate	4.9%	4.5%
Year that the ultimate rate is reached	2055	2046

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 3.7 percent and 3.6 percent as of December 31, 2013 and 2012, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at December 31, 2013 and 2012.
The components of the net periodic benefit cost for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Service cost	$15,834	$14,788	$13,857	$682	$830	$862
Interest cost	26,791	27,363	28,519	1,605	2,051	2,441
Expected return on plan assets	(52,480)	(46,967)	(40,817)	—	—	—
Amortization of prior service cost (credit)	1,786	1,797	2,042	(2,684)	(2,616)	(2,582)
Amortization of actuarial losses (gains)	12,556	12,168	8,171	(234)	12	134
Net curtailment gain	—	(706)	(449)	—	—	—
Net periodic benefit cost (credit)	$4,487	$8,443	$11,323	$(631)	$277	$855

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Discount rate	4.1%	4.6%	5.4%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.1%	3.1%	3.2%
Health care cost trend rate	7.2%	7.8%	8.0%
Our international pension benefit plans used a discount rate of 3.6 percent, 4.9 percent and 5.5 percent for the years ended December 31, 2013, 2012 and 2011, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2013, 2012 and 2011.
The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$77	$(68)
Effect on postretirement benefit obligation	945	(851)
MULTIEMPLOYER PENSION PLANS
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2013, 2012 and 2011 was $6.2 million, $6.4 million and $6.0 million, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2013, 2012 and 2011 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2013	2012		2013	2012	2011
					(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	Red	Implemented	$1,752	$1,834	$1,724	No
United Food & Commercial Workers — Local 1 Pension Fund (2)	16-6144007/001	Red	Red	Implemented	123	120	107	No
All Other					4,287	4,444	4,196
Total Contributions					$6,162	$6,398	$6,027
______________________

(1)	The applicable collective bargaining agreements related to this pension fund expire between January 31, 2014 and April 30, 2016.

(2)	The collective bargaining agreement related to this pension fund expires on December 31, 2014.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2013 and 2012 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2013 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2013 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements under which we contribute to the plans.
Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2012, the most recent plan year available. We expect our contributions for the year ended December 31, 2014 to these plans to be at the same level as the year ended December 31, 2013.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.6 million and $8.0 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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
The weighted average asset allocation for our pension plans at December 31, 2013 and 2012 and target allocation for 2013 was as follows:

	Target Allocation	Actual Allocation
		2013	2012
Equity securities—U.S.	49%	48%	48%
Equity securities—International	9%	10%	9%
Debt securities	42%	41%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
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
The fair value of our plan assets by asset category consisted of the following at December 31:

	2013	2012
	(Dollars in thousands)
Equity securities—U.S.	$330,506	$302,169
Equity securities—International	69,811	62,770
Debt securities	286,422	264,158
Cash and cash equivalents	4,324	4,164
	$691,063	$633,261
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2013, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
In 2012, we made voluntary contributions to our domestic pension benefit plans of $76.0 million. Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2014. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2014. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 12. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2013	2012	2011
	(Dollars in thousands)
Domestic	$252,961	$212,213	$266,586
Foreign	1,757	11,574	23,581
Total	$254,718	$223,787	$290,167
The components of the provision for income taxes were as follows:

	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$48,905	$57,106	$61,905
State	5,954	8,449	4,039
Foreign	7,321	8,385	7,287
Current income tax provision	62,180	73,940	73,231
Deferred:
Federal	9,559	5,999	25,059
State	2,637	(610)	(883)
Foreign	(5,071)	(6,888)	(413)
Deferred income tax provision (benefit)	7,125	(1,499)	23,763
	$69,305	$72,441	$96,994
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2013	2012	2011
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$89,151	$78,325	$101,559
State income taxes, net of federal tax benefit	7,775	5,978	8,557
Tax liabilities (no longer required) required	(17,043)	(182)	507
Valuation allowance	(5,087)	239	(6,662)
Manufacturing exemption	(7,452)	(6,865)	(5,128)
Tax credit refunds, net	(1,797)	(1,066)	(3,165)
Foreign earnings taxed at other than 35%	(600)	(566)	94
Deferred tax rate changes	2,235	(3,422)	—
Other	2,123	—	1,232
	$69,305	$72,441	$96,994

Effective tax rate	27.2%	32.4%	33.4%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$9,805	$23,853
Rationalization and other accrued liabilities	26,031	28,040
AMT and other credit carryforwards	2,400	5,815
Net operating loss carryforwards	42,176	24,829
Foreign currency translation	2,076	—
Inventory and related reserves	7,722	14,013
Other	7,202	9,972
Total deferred tax assets	97,412	106,522
Deferred tax liabilities:
Property, plant and equipment	(200,359)	(193,887)
Pension and other post retirement liabilities	(28,552)	—
Other intangible assets	(49,114)	(26,302)
Foreign currency translation	(4,206)	(12,602)
Other	(12,369)	(10,358)
Total deferred tax liabilities	(294,600)	(243,149)
Valuation allowance	(11,704)	(12,361)
	$(208,892)	$(148,988)
At December 31, 2013, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $23.7 million, long-term deferred tax assets of $19.6 million and long-term deferred tax liabilities of $252.2 million. At December 31, 2012, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $34.0 million, long-term deferred tax assets of $10.1 million and long-term deferred tax liabilities of $193.0 million. Current deferred tax assets, long-term deferred tax assets and long-term deferred tax liabilities were classified as prepaid expenses and other current assets, other assets, net and other liabilities, respectively, in our Consolidated Balance Sheets.
During 2013, we acquired Portola. A portion of the purchase price for Portola was allocated to goodwill and other intangible assets, which are not tax deductible in the applicable jurisdictions. During 2012, we acquired PFC. A portion of the purchase price for PFC was allocated to goodwill and other intangible assets, which are tax deductible in the applicable jurisdictions and are being amortized over 15 years for tax purposes.
The valuation allowance in 2013 includes deferred tax assets of $11.7 million resulting from foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets decreased in 2013 by $0.7 million primarily due to a decrease in the valuation allowance related to foreign tax credits and state and local tax credits, offset by an increase in the valuation allowance for foreign NOLs.
We file a consolidated U.S. federal income tax return that includes all domestic subsidiaries except Silgan Can Company, or Silgan Can, and Silgan Equipment Company, or Silgan Equipment. Silgan Can and Silgan Equipment file separate U.S. federal income tax returns. Silgan Holdings has federal NOLs of approximately $9.5 million related to the acquisition of Portola that will expire in 2033, and Silgan Equipment has federal NOLs of approximately $0.3 million that expire in 2021.
At December 31, 2013, we had state tax NOLs of approximately $4.6 million that are available to offset future taxable income and that expire from 2015 to 2024.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2013 and 2012, we had $2.8 million and $4.8 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2013 and 2012 were $26.7 million and $49.5 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2013 and 2012, we had approximately $15.9 million and $16.0 million, respectively, in assets associated with uncertain tax positions recorded in other assets in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2013	2012
	(Dollars in thousands)
Balance at January 1,	$51,433	$48,055
Increase based upon tax positions of current year	535	927
Increase based upon tax positions of a prior year	139	701
Increase due to acquisitions	27,086	3,316
Decrease based upon settlements with taxing authorities	(28,346)	—
Decrease based upon a lapse in the statute of limitations	(449)	(1,566)
Balance at December 31,	$50,398	$51,433
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2013 and 2012 were $11.6 million and $32.8 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, concluded its review of tax years through 2011, resulting in the recognition of previously gross unrecognized tax benefits of $28.3 million. We recorded a $20.5 million benefit to the effective tax rate for 2013 primarily related to this settlement and associated payments. The unrecognized tax benefits included items predating the years under audit as a result of the NOLs utilized during the period and items arising in the audit period. These items, primarily related to the timing and character of losses arising from the write-off of intercompany obligations and instruments, were covered by the terms of closing agreements with the IRS. The IRS has commenced its review of the tax years 2012 and 2013, and we have been accepted into the Compliance Assurance Program for the 2014 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995) and Indiana (2007). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. We do not expect a material change to our unrecognized tax benefits within the next twelve months.
We had undistributed earnings from foreign subsidiaries of $67.4 million at December 31, 2013. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $23.6 million would be required, excluding the potential use of foreign tax credits in the United States.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 13. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 6,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2013, 1,852,136 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 recorded in selling, general and administrative expenses was $10.0 million, $7.2 million and $7.7 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2013 is six years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2012	932,601	$32.90
Granted	302,272	42.47
Released	(149,304)	31.86
Cancelled	(7,520)	38.29
Restricted stock units outstanding at December 31, 2013	1,078,049	35.69
The weighted average grant date fair value of restricted stock units granted during 2012 and 2011 was $42.50 and $36.98, respectively. The fair value of restricted stock units released during the years ended December 31, 2013, 2012 and 2011 was $6.5 million, $5.7 million and $13.7 million, respectively.
As of December 31, 2013, there was approximately $19.3 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.7 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 14. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2013, our authorized capital stock consists of 200,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.
TREASURY STOCK
In 2011 our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of up to an additional $100.0 million of our common stock from time to time through and including December 31, 2014. Pursuant to these authorizations, we repurchased 354,154 shares of our common stock in 2013 at an average price per share of $46.90, for a total purchase price of $16.6 million, 805,346 shares of our common stock in 2012 at an average price per share of $42.33, for a total purchase price of $34.1 million and 441,416 shares of our common stock in 2011 at an average price per share of $35.77, for a total purchase price of $15.8 million. Pursuant to a “modified Dutch auction” tender offer that we commenced at the end of 2012, we repurchased 5,524,861 shares of our common stock from our stockholders on February 8, 2013 at a price of $45.25 per share, for a total purchase price of $250.0 million, exclusive of $1.0 million of fees and expenses. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in the tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million. At December 31, 2013, we had $83.5 million remaining under these authorizations for the repurchase of our common stock.
In 2013, 2012 and 2011, we issued 149,304, 132,846 and 374,071 treasury shares, respectively, at an average cost of $6.63 per share for restricted stock units that vested during these years. In 2013, 2012 and 2011, we repurchased 58,812, 43,874 and 142,080 shares of our common stock, respectively, at an average cost of $43.55, $42.64 and $36.58 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2013, 24,140,804 shares of our common stock were held in treasury.
NOTE 15. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2013	2012	2011
	(Dollars and shares in thousands)
Net income	$185,413	$151,346	$193,173
Weighted average number of shares used in:
Basic earnings per share	64,254	69,571	69,996
Dilutive common stock equivalents:
Stock options and restricted stock units	404	318	386
Diluted earnings per share	64,658	69,889	70,382

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 16. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three business segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of metal, composite and plastic closures for food and beverage products. The plastic containers segment manufactures custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural chemical, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. The accounting policies of the business segments are the same as those described in Note 1.

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2013
Net sales	$2,341,409	$720,111	$646,998	$—	$3,708,518
Depreciation and amortization	84,871	35,834	46,807	132	167,644
Rationalization charges	2,490	5,615	3,882	—	11,987
Segment income from operations (1)	236,327	63,046	38,563	(13,756)	324,180
Segment assets	1,514,823	937,506	753,325	33,886	3,239,540
Capital expenditures	73,764	17,094	11,769	509	103,136
2012
Net sales	$2,293,749	$680,031	$614,538	$—	$3,588,318
Depreciation and amortization	87,629	32,427	44,203	756	165,015
Rationalization charges	2,446	2,878	3,336	—	8,660
Segment income from operations (2)	231,456	73,148	30,848	(9,943)	325,509
Segment assets	1,742,842	639,598	809,937	33,726	3,226,103
Capital expenditures	68,737	19,838	30,405	261	119,241
2011
Net sales	$2,211,549	$687,801	$609,877	$—	$3,509,227
Depreciation and amortization	79,655	33,232	44,237	1,677	158,801
Rationalization charges	1,378	1,805	3,996	538	7,717
Segment income from operations (3)	256,336	75,897	12,639	9,249	354,121
Segment assets	1,714,516	632,048	561,312	36,868	2,944,744
Capital expenditures	108,394	24,637	39,904	74	173,009
______________________

(1)
Metal containers includes plant start-up costs of $0.8 million. Closures includes a charge of $3.0 million for the remeasurement of net assets in Venezuela.    Corporate includes costs attributable to announced acquisitions of $1.5 million.

(2)	Metal containers includes plant start-up costs of $6.4 million. Corporate includes costs attributable to announced acquisitions of $1.5 million.

(3)
Metal containers includes a charge for the resolution of a past product liability dispute of $3.3 million. Corporate includes income of $25.2 million for proceeds received as a result of the termination of the merger agreement with Graham Packaging, net of costs associated with certain corporate development activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Total segment income from operations is reconciled to income before income taxes as follows:

	2013	2012	2011
	(Dollars in thousands)
Total segment income from operations	$324,180	$325,509	$354,121
Interest and other debt expense	69,462	101,722	63,954
Income before income taxes	$254,718	$223,787	$290,167

Total segment assets at December 31 are reconciled to total assets as follows:

	2013	2012
	(Dollars in thousands)
Total segment assets	$3,239,540	$3,226,103
Other assets	81,542	67,440
Total assets	$3,321,082	$3,293,543
Financial information relating to our operations by geographic area is as follows:

	2013	2012	2011
	(Dollars in thousands)
Net sales:
United States	$2,925,547	$2,845,773	$2,767,293
Foreign:
Europe	601,530	559,818	563,991
Canada	120,536	124,059	128,882
Other	60,905	58,668	49,061
Total net sales from foreign operations	782,971	742,545	741,934
Total net sales	$3,708,518	$3,588,318	$3,509,227
Long-lived assets:
United States	$681,494	$679,273
Foreign:
Europe	360,733	341,908
Canada	45,319	46,804
Other	30,897	30,824
Total long-lived assets at foreign operations	436,949	419,536
Total long-lived assets	$1,118,443	$1,098,809
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 11.5 percent, 11.3 percent and 10.6 percent of our consolidated net sales in 2013, 2012 and 2011, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2013 and 2012:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2013 (1)
Net sales	$795,741	$880,029	$1,167,921	$864,827
Gross profit	111,273	128,160	187,825	119,984
Net income	25,433	59,529	77,175	23,276

Basic net income per share (3)	$0.38	$0.93	$1.22	$0.37
Diluted net income per share (3)	0.38	0.93	1.21	0.36

Dividends per share	$0.14	$0.14	$0.14	$0.14

2012 (2)
Net sales	$768,357	$821,611	$1,139,547	$858,803
Gross profit	114,045	115,329	178,771	109,414
Net income	32,750	10,580	78,657	29,359

Basic net income per share (3)	$0.47	$0.15	$1.13	$0.42
Diluted net income per share (3)	0.47	0.15	1.13	0.42

Dividends per share	$0.12	$0.12	$0.12	$0.12
______________________

(1)
The first, second, third and fourth quarters of 2013 include rationalization charges of $1.4 million, $0.9 million, $1.3 million and $8.4 million, respectively. The first quarter of 2013 includes plant start-up costs of $0.8 million. The first, third and fourth quarters of 2013 include costs attributable to announced acquisitions of $0.2 million and $1.0 million and $0.3 million, respectively. The first quarter of 2013 includes a loss on early extinguishment of debt of $2.1 million and a charge of $3.0 million for the remeasurement of net assets in Venezuela due to a currency devaluation.

(2)
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
NOTE 18. SUBSEQUENT EVENT
CREDIT AGREEMENT
On January 14, 2014, we refinanced our 2011 Credit Facility with the Credit Agreement. See Note 8 for further information.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period
For the year ended December 31, 2013:
Allowance for doubtful accounts receivable	$5,869	$921	$—	$(81)	$(992)	$5,717
For the year ended December 31, 2012:
Allowance for doubtful accounts receivable	$5,934	$774	$—	$179	$(1,018)	$5,869
For the year ended December 31, 2011:
Allowance for doubtful accounts receivable	$6,225	$596	$—	$(267)	$(620)	$5,934
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XRBL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.