Form 10-Q
period 2014-03-31
SILGAN HOLDINGS INC
filed 2014-05-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 30, 2014, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,554,045.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2014	March 31, 2013	Dec. 31, 2013
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$83,222	$158,637	$160,463
Trade accounts receivable, net	400,925	349,276	333,041
Inventories	648,723	645,770	515,570
Prepaid expenses and other current assets	63,358	64,982	73,374
Total current assets	1,196,228	1,218,665	1,082,448

Property, plant and equipment, net	1,102,000	1,070,814	1,118,443
Goodwill	649,381	507,265	651,049
Other intangible assets, net	225,256	170,122	229,166
Other assets, net	266,261	132,786	239,976
	$3,439,126	$3,099,652	$3,321,082

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$302,087	$526,059	$146,174
Trade accounts payable	296,777	245,165	352,192
Accrued payroll and related costs	57,643	61,325	53,879
Accrued liabilities	78,507	82,614	68,011
Total current liabilities	735,014	915,163	620,256

Long-term debt	1,557,722	1,257,590	1,557,662
Other liabilities	421,295	416,005	429,321

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	215,920	206,243	212,822
Retained earnings	1,191,541	1,036,896	1,169,754
Accumulated other comprehensive loss	(47,963)	(118,452)	(38,119)
Treasury stock	(635,279)	(614,669)	(631,490)
Total stockholders’ equity	725,095	510,894	713,843
	$3,439,126	$3,099,652	$3,321,082

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2014 and 2013
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2014	2013

Net sales	$855,846	$795,741
Cost of goods sold	727,839	684,468
Gross profit	128,007	111,273
Selling, general and administrative expenses	58,409	51,798
Rationalization charges	1,588	1,351
Income from operations	68,010	58,124
Interest and other debt expense before loss on early extinguishment of debt	18,686	15,349
Loss on early extinguishment of debt	1,474	2,068
Interest and other debt expense	20,160	17,417
Income before income taxes	47,850	40,707
Provision for income taxes	16,374	15,274
Net income	$31,476	$25,433

Earnings per share:
Basic net income per share	$0.50	$0.38
Diluted net income per share	$0.49	$0.38

Dividends per share	$0.15	$0.14

Weighted average number of shares:
Basic	63,497	66,440
Effect of dilutive securities	426	369
Diluted	63,923	66,809

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	2014	2013

Net income	$31,476	$25,433
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	(411)	2,042
Change in fair value of derivatives	815	1,463
Foreign currency translation	(10,248)	(12,044)
Other comprehensive loss	(9,844)	(8,539)
Comprehensive income	$21,632	$16,894

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$31,476	$25,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,411	43,696
Rationalization charges	1,588	1,351
Loss on early extinguishment of debt	1,474	2,068
Excess tax benefit from stock-based compensation	(947)	(531)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(68,411)	(26,903)
Inventories	(133,398)	(133,995)
Trade accounts payable	31,388	2,904
Accrued liabilities	16,726	15,671
Other, net	(21,366)	1,307
Net cash used in operating activities	(103,059)	(68,999)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	(6,000)
Capital expenditures	(26,998)	(25,051)
Proceeds from asset sales	163	207
Net cash used in investing activities	(26,835)	(30,844)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	460,420	453,072
Repayments under revolving loans	(284,632)	(22,475)
Proceeds from issuance of long-term debt	732,215	—
Repayments of long-term debt	(749,682)	(302,571)
Debt issuance costs	(5,062)	—
Changes in outstanding checks - principally vendors	(86,484)	(73,454)
Dividends paid on common stock	(9,689)	(9,080)
Excess tax benefit from stock-based compensation	947	531
Repurchase of common stock under stock plan	(5,267)	(2,160)
Repurchase of common stock under share repurchase authorization	(113)	(250,991)
Net cash provided by (used in) financing activities	52,653	(207,128)

Cash and cash equivalents:
Net decrease	(77,241)	(306,971)
Balance at beginning of year	160,463	465,608
Balance at end of period	$83,222	$158,637

Interest paid, net	$13,782	$8,022
Income taxes paid, net	3,868	9,868

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014 and 2013
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643
Net income	—	—	—	25,433	—	—	25,433
Other comprehensive loss	—	—	—	—	(8,539)	—	(8,539)
Dividends declared on common stock	—	—	—	(9,080)	—	—	(9,080)
Stock compensation expense	—	—	2,057	—	—	—	2,057
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $531	69	—	(263)	—	—	(1,366)	(1,629)
Repurchases of common stock	(5,525)	—	—	—	—	(250,991)	(250,991)
Balance at March 31, 2013	63,748	$876	$206,243	$1,036,896	$(118,452)	$(614,669)	$510,894

Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843

Net income	—	—	—	31,476	—	—	31,476
Other comprehensive loss	—	—	—	—	(9,844)	—	(9,844)
Dividends declared on common stock	—	—	—	(9,689)	—	—	(9,689)
Stock compensation expense	—	—	3,742	—	—	—	3,742
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $947	141	—	(644)	—	—	(3,676)	(4,320)
Repurchases of common stock	(2)	—	—	—	—	(113)	(113)
Balance at March 31, 2014	63,554	$876	$215,920	$1,191,541	$(47,963)	$(635,279)	$725,095

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Change in Depreciable Lives. Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $5.5 million and net income by $3.6 million, or $0.06 per diluted share, for the three months ended March 31, 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2014	2013
	(Dollars in thousands)
Metal containers	$—	$1,050
Closures	626	—
Plastic containers	962	301
	$1,588	$1,351

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2013	$4,116	$1,418	$—	$5,534
Charged to expense	707	1,064	(183)	1,588
Utilized and currency translation	(1,370)	(1,182)	183	(2,369)
Balance at March 31, 2014	$3,453	$1,300	$—	$4,753

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $3.9 million and $8.7 million, respectively, are expected primarily in 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2013	$(38,921)	$(3,790)	$4,592	$(38,119)
Other comprehensive loss before reclassifications	(267)	(82)	(10,248)	(10,597)
Amounts reclassified from accumulated other comprehensive loss	(144)	897	—	753
Other comprehensive loss	(411)	815	(10,248)	(9,844)
Balance at March 31, 2014	$(39,332)	$(2,975)	$(5,656)	$(47,963)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2014 were net gains of $0.3 million, excluding an income tax provision of $0.1 million.  These net gains consisted of $0.4 million of amortization of net prior service credit and $0.1 million of amortization of net actuarial losses. Amortization of net prior service credit and net actuarial losses is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2014 were net losses of $1.5 million, excluding an income tax benefit of $0.6 million.  These net losses were primarily related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014.

Foreign currency losses related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three months ended March 31, 2014 were $0.5 million, excluding an income tax benefit of $0.2 million.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	March 31, 2014	March 31, 2013	Dec. 31, 2013
	(Dollars in thousands)

Raw materials	$185,848	$161,853	$158,963
Work-in-process	122,083	129,548	104,811
Finished goods	424,236	443,084	333,978
Other	13,136	14,176	14,398
	745,303	748,661	612,150
Adjustment to value inventory at cost on the LIFO method	(96,580)	(102,891)	(96,580)
	$648,723	$645,770	$515,570

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014	March 31, 2013	Dec. 31, 2013
	(Dollars in thousands)
Bank debt
Bank revolving loans	$182,358	$424,841	$—
U.S. term loans	365,000	364,000	364,000
Canadian term loans	62,734	67,755	64,485
Euro term loans	304,194	300,535	323,704
Other foreign bank revolving and term loans	145,523	126,518	151,647
Total bank debt	1,059,809	1,283,649	903,836
5½% Senior Notes	300,000	—	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	1,859,809	1,783,649	1,703,836
Less current portion	302,087	526,059	146,174
	$1,557,722	$1,257,590	$1,557,662

At March 31, 2014, amounts expected to be repaid within one year consisted of $182.4 million of bank revolving loans under our senior secured credit facility and $119.7 million of foreign bank revolving and term loans.

Credit Agreement

On January 14, 2014, we completed the refinancing of our previous senior secured credit facility, or our 2011 Credit Facility, by entering into a new senior secured credit facility, or the Credit Agreement. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of our 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2014:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$83,222	$83,222

Liabilities:
Bank debt	$1,059,809	$1,059,809
5½% Senior Notes	300,000	309,939
5% Senior Notes	500,000	507,500
Interest rate swap agreements	5,492	5,492

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2014 consisted of our cash and cash equivalents and interest rate swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5½% Senior Notes due 2022, or the 5½% Notes, and 5% Senior Notes due 2020, or the 5% Notes, were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5½% Notes and the 5% Notes were estimated based on the quoted market price, a Level 1 input.

Derivative Instruments and Hedging Activities

Our derivative financial instruments were recorded in the Condensed Consolidated Balance Sheets at their fair values.  Changes in fair values of derivatives are recorded in each period in earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2014, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2014 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $5.5 million, of which $5.3 million was included in accrued liabilities and $0.2 million was included in other liabilities.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2014 were losses, net of income taxes, of $0.9 million.  We estimate that we will reclassify losses of $3.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2014, the aggregate notional principal amount of our outstanding interest rate swap agreements was $295.2 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2014, net payments under our interest rate swap agreements were $1.6 million.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

Historically, we have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2014, we had no natural gas swap agreements outstanding.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2014, net payments under our natural gas swap agreements were not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under the Credit Agreement denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under our Credit Agreement as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2014 were $0.5 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs for the three months ended March 31 were as follows:

	2014	2013
	(Dollars in thousands)
Service cost	$3,455	$4,110
Interest cost	7,430	6,648
Expected return on plan assets	(14,355)	(13,114)
Amortization of prior service cost	285	428
Amortization of actuarial losses	217	2,987
Net periodic benefit (credit) cost	$(2,968)	$1,059

The components of the net periodic other postretirement benefits costs for the three months ended March 31 were as follows:

	2014	2013
	(Dollars in thousands)
Service cost	$138	$201
Interest cost	408	474
Amortization of prior service credit	(714)	(669)
Amortization of actuarial (gains) losses	(85)	54
Net periodic benefit (credit) cost	$(253)	$60

Note 8.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has commenced its review of the tax years 2012 and 2013 for us, and we have been accepted into the Compliance Assurance Program for the 2014 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 9.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019.

During the first three months of 2014, we issued 250,394 treasury shares which had an average cost of $6.35 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 109,293 shares of our common stock at an average cost of $48.19 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2014, 24,002,203 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first quarter of 2014, 320,600 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $15.4 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2014 and 2013 and for the
three months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Net sales	$468,405	$213,797	$173,644	$—	$855,846
Depreciation and amortization(1)	17,379	10,804	9,135	32	37,350
Rationalization charges	—	626	962	—	1,588
Segment income from operations(2)	40,453	17,766	12,843	(3,052)	68,010

Three Months Ended March 31, 2013
Net sales	$463,760	$161,142	$170,839	$—	$795,741
Depreciation and amortization(1)	22,008	8,327	12,154	34	42,523
Rationalization charges	1,050	—	301	—	1,351
Segment income from operations(2)(3)	39,561	10,632	10,406	(2,475)	58,124

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
Income from operations of the closures segment includes losses from operations in Venezuela of $0.5 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, which for the three months ended March 31, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the devaluation of the official Bolivar exchange rate.

(3)	Income from operations of the metal containers segment includes plant start-up costs of $0.8 million for the three months ended March 31, 2013.

Total segment income from operations is reconciled to income before income taxes for the three months ended March 31, as follows:

	2014	2013
	(Dollars in thousands)
Total segment income from operations	$68,010	$58,124
Interest and other debt expense	20,160	17,417
Income before income taxes	$47,850	$40,707

Sales and income from operations of our metal container business and part of our closures business are dependent, in part, upon fruit and vegetable harvests.  The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions.  Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care, household and industrial chemical markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2014	2013
Net sales
Metal containers	54.7%	58.3%
Closures	25.0	20.2
Plastic containers	20.3	21.5
Consolidated	100.0	100.0
Cost of goods sold	85.0	86.0
Gross profit	15.0	14.0
Selling, general and administrative expenses	6.8	6.5
Rationalization charges	0.2	0.2
Income from operations	8.0	7.3
Interest and other debt expense	2.4	2.2
Income before income taxes	5.6	5.1
Provision for income taxes	1.9	1.9
Net income	3.7%	3.2%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2014	2013
	(Dollars in millions)
Net sales
Metal containers	$468.4	$463.8
Closures	213.8	161.1
Plastic containers	173.6	170.8
Consolidated	$855.8	$795.7

Income from operations
Metal containers (1)	$40.5	$39.6
Closures (2)	17.8	10.6
Plastic containers (3)	12.8	10.4
Corporate	(3.1)	(2.5)
Consolidated	$68.0	$58.1

(1) Includes rationalization charges of $1.1 million and plant start-up costs of $0.8 million for the three months ended March 31, 2013.
(2) Includes losses from operations in Venezuela of $0.5 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, which for the three months ended March 31, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to a currency devaluation, and rationalization charges of $0.6 million for the three months ended March 31, 2014.
(3) Includes rationalization charges of $1.0 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Overview.  Consolidated net sales were $855.8 million in the first quarter of 2014, representing a 7.6 percent increase as compared to the first quarter of 2013 primarily as a result of the inclusion of net sales from Portola Packaging, Inc., or Portola, which was acquired in October 2013, the pass through of higher raw material costs in the metal and plastic container businesses, a more favorable mix of products sold in the plastic container business, an increase in unit volumes in the metal container business and the favorable impact of foreign currency translation, partially offset by lower volumes in the plastic container business and the financial impact from significantly longer-term renewals and extensions of a large number of customer contracts over the past two years in the metal container business. Income from operations for the first quarter of 2014 of $68.0 million increased by $9.9 million, or 17.0 percent, as compared to the same period in 2013 primarily due to lower depreciation and amortization expense in the metal and plastic container businesses, the inclusion of the operations of Portola, lower manufacturing costs across all businesses, a smaller loss from operations in Venezuela, a more favorable mix of products sold in the plastic container business, an increase in unit volumes in the metal container business and new plant start-up costs incurred in 2013. These increases were partially offset by lower volumes in the plastic container business, the financial impact from contract renewals and extensions in the metal container business, a smaller inventory build in the first quarter of 2014 as compared to the prior year period in the metal container business, foreign currency losses primarily in Russia and Ukraine and the unfavorable impact from the lagged pass through of increases in resin costs in the plastic container business. Results for the first quarter of 2014 included rationalization charges of $1.6 million, a loss from operations in Venezuela of $0.5 million and a loss on early extinguishment of debt of $1.5 million. Results for the first quarter of 2013 included rationalization charges of $1.4 million, a loss from operations in Venezuela of $4.2 million, new plant start-up costs of $0.8 million and a loss on early extinguishment of debt of $2.1 million, Net income for the first quarter of 2014 was $31.5 million as compared to $25.4 million for the same period in 2013.  Net income per diluted share for the first quarter of 2014 was $0.49 as compared to $0.38 for the same period in 2013.

Net Sales.  The $60.1 million increase in consolidated net sales in the first quarter of 2014 as compared to the first quarter of 2013 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $4.6 million, or 1.0 percent, in the first quarter of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes of approximately 2 percent, the impact of favorable foreign currency translation of $2.5 million and the pass through of higher raw material and other manufacturing costs, partially offset by the financial impact from significantly longer-term renewals and extensions of a large number of customer contracts over the past two years.

Net sales for the closures business increased $52.7 million, or 32.7 percent, in the first quarter of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes due largely to the inclusion of net sales from Portola and favorable foreign currency translation of $3.4 million.

Net sales for the plastic container business in the first quarter of 2014 increased $2.8 million, or 1.6 percent, as compared to the same period in 2013.  This increase was primarily due to an increase in average selling prices due primarily to the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by a decrease in volumes of approximately 2 percent and the unfavorable impact of foreign currency translation of approximately $2.9 million. The decrease in volumes was primarily due to the ongoing efforts to rebalance the portfolio of the business.

Gross Profit.  Gross profit margin increased 1.0 percentage point to 15.0 percent in the first quarter of 2014 as compared to the same period in 2013 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 6.8 percent for the first quarter of 2014 as compared to 6.5 percent for the same period in 2013.  Selling, general and administrative expenses increased $6.6 million to $58.4 million for the first quarter of 2014 as compared to $51.8 million for the same period in 2013 primarily due to the inclusion of expenses from Portola and foreign currency losses primarily in Russia and Ukraine. This increase was partially offset by a $3.0 million charge in the first quarter of 2013 for the remeasurement of net assets in Venezuela due to a currency devaluation.

Income from Operations.  Income from operations for the first quarter of 2014 increased by $9.9 million, or 17.0 percent, as compared to the first quarter of 2013, and operating margin increased to 8.0 percent from 7.3 percent for the same periods.

Income from operations of the metal container business for the first quarter of 2014 increased $0.9 million, or 2.3 percent, as compared to the same period in 2013, and operating margin increased slightly to 8.6 percent from 8.5 percent over the same periods.  The increase in income from operations was primarily a result of lower depreciation and amortization expense of $4.6 million due primarily to the change in asset depreciable lives, lower manufacturing costs, an increase in unit volumes, lower rationalization charges and new plant start-up costs incurred in 2013. These increases were largely offset by the financial impact from customer contract renewals, a smaller inventory build in the first quarter of 2014 as compared to the prior year period and transactional foreign currency losses of $2.1 million primarily in Russia and Ukraine. Rationalization charges and plant start-up costs were $1.1 million and $0.8 million, respectively, in the first quarter of 2013.

Income from operations of the closures business for the first quarter of 2014 increased $7.2 million, or 67.9 percent, as compared to the same period in 2013, and operating margin increased to 8.3 percent from 6.6 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the operations of Portola and a smaller loss in Venezuela as compared to the prior year period. Rationalization charges were $0.6 million in the first quarter of 2014. The loss from operations in Venezuela was $0.5 million and $4.2 million in the first quarters of 2014 and 2013, respectively. The loss from operations in Venezuela in 2013 included a $3.0 million charge for the remeasurement of net assets due to a currency devaluation.

Income from operations of the plastic container business for the first quarter of 2014 increased $2.4 million, or 23.1 percent, as compared to the same period in 2013, and operating margin increased to 7.4 percent from 6.1 percent over the same periods.  These increases were primarily attributable to lower depreciation and amortization expense of $3.0 million due primarily to the change in asset depreciable lives, a more favorable mix of products sold and lower manufacturing costs, partially offset by lower volumes, the unfavorable impact from the lagged pass through of increases in resin costs and higher rationalization charges. Rationalization charges were $1.0 million and $0.3 million in the first quarters of 2014 and 2013, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2014 increased $3.4 million to $18.7 million as compared to the same period in 2013, primarily due to higher average outstanding borrowings. Loss on early extinguishment of debt of $1.5 million in the first quarter of 2014 was a result of the refinancing of the Credit Agreement in January 2014. Loss on early extinguishment of debt of $2.1 million in the first quarter of 2013 was a result of the prepayment of $300.9 million of term debt under the 2011 Credit Facility.

Provision for Income Taxes. The effective tax rate for the first quarter of 2014 was 34.2 percent as compared to 37.5 percent in the same period in 2013. The effective tax rate for the first quarter of 2013 was unfavorably impacted by the cumulative adjustment of increases in the enacted tax rates in several foreign countries and the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela operations.

CAPITAL RESOURCES AND LIQUIDITY

Our principal sources of liquidity have been net cash from operating activities and borrowings under our debt instruments, including our senior secured credit facility.  Our liquidity requirements arise from our obligations under the indebtedness incurred in connection with our acquisitions and the refinancing of that indebtedness, capital investment in new and existing equipment, the funding of our seasonal working capital needs and other general corporate uses.

On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into the Credit Agreement. The Credit Agreement provides us with more favorable pricing, significant additional borrowing capacity, longer maturities and greater flexibility as compared to our 2011 Credit Facility. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of our 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2014.

For the three months ended March 31, 2014, we used proceeds from the issuance of long-term debt of $732.2 million, net borrowings of revolving loans of $175.9 million and cash and cash equivalents of $77.2 million to fund the repayment of $749.7 million of long-term debt, cash used in operations of $103.1 million, decreases in outstanding checks of $86.5 million, net capital expenditures of $26.8 million, dividends paid on our common stock of $9.7 million, debt issuance costs of $5.1 million related to the Credit Agreement, net payments for stock-based compensation issuances of $4.3 million and repurchases of our common stock of $0.1 million.

For the three months ended March 31, 2013, we used net borrowings of revolving loans of $430.6 million and cash and cash equivalents of $307.0 million to fund the repayment of $302.6 million of long-term debt, repurchases of our common stock of $251.0 million, cash used in operations of $69.0 million, decreases in outstanding checks of $73.5 million, net capital expenditures of $24.8 million, dividends paid on our common stock of $9.1 million, net payments for stock-based compensation issuances of $1.6 million and the acquisition of closures operations in Australia for $6.0 million.

At March 31, 2014, we had $182.4 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2014 was $794.0 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  Our peak seasonal working capital requirements have historically averaged approximately $350 million. We fund seasonal working capital requirements through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, dividends, stock repurchases and to refinance or repurchase other debt.

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement and other foreign bank loans will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases and common stock dividends for the foreseeable future.  We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2014 with all of these covenants.

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.6 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. Additional cash spending under our rationalization plans of approximately $8.7 million is expected primarily in 2014. You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 included elsewhere in this Quarterly Report.

Change in Depreciable Lives

Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum of 20 years, which increased income from operations by $5.5 million and net income by $3.6 million, or $0.06 per diluted share, for the three months ended March 31, 2014. We currently expect depreciation and amortization expense for the year ending December 31, 2014 to be approximately $155 million as compared to $167.6 million for the year ended December 31, 2013.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Since such filing, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

January 1-31, 2014	—	—	—	$83.5
February 1-28, 2014	2,500	$45.30	2,500	$300.0
March 1-31, 2014	—	—	—	$300.0

Total	2,500	$45.30	2,500	$300.0

(1) On August 5, 2011, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2014. On November 19, 2012, our Board of Directors authorized the repurchase by us of an additional $100.0 million of our common stock from time to time through and including December 31, 2014.  Prior to the first quarter of 2014, we had repurchased $316.5 million of our common stock pursuant to such authorizations. As set forth in the table, we repurchased 2,500 shares of our common stock in early February 2014 for a total purchase price of $0.1 million pursuant to such authorizations, leaving $83.4 million remaining under such authorizations for the repurchase of our common stock. On February 28, 2014, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 9, 2014	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.