Form 10-Q
period 2014-06-30
SILGAN HOLDINGS INC
filed 2014-08-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of July 31, 2014, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,410,057.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$133,928	$113,195	$160,463
Trade accounts receivable, net	447,685	448,579	333,041
Inventories	748,227	721,005	515,570
Prepaid expenses and other current assets	61,374	63,600	73,374
Total current assets	1,391,214	1,346,379	1,082,448

Property, plant and equipment, net	1,103,030	1,051,675	1,118,443
Goodwill	649,479	508,835	651,049
Other intangible assets, net	222,328	167,652	229,166
Other assets, net	274,847	134,564	239,976
	$3,640,898	$3,209,105	$3,321,082

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$463,112	$619,469	$146,174
Trade accounts payable	307,113	271,498	352,192
Accrued payroll and related costs	60,407	61,808	53,879
Accrued liabilities	71,960	60,379	68,011
Total current liabilities	902,592	1,013,154	620,256

Long-term debt	1,554,360	1,258,765	1,557,662
Other liabilities	426,288	389,288	429,321

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	218,145	208,517	212,822
Retained earnings	1,225,877	1,087,361	1,169,754
Accumulated other comprehensive loss	(44,413)	(119,882)	(38,119)
Treasury stock	(642,827)	(628,974)	(631,490)
Total stockholders’ equity	757,658	547,898	713,843
	$3,640,898	$3,209,105	$3,321,082

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$917,336	$880,029	$1,773,182	$1,675,770
Cost of goods sold	773,629	751,869	1,501,468	1,436,337
Gross profit	143,707	128,160	271,714	239,433
Selling, general and administrative expenses	56,765	52,322	115,175	104,120
Rationalization charges	862	933	2,449	2,284
Income from operations	86,080	74,905	154,090	133,029
Interest and other debt expense before loss on early extinguishment of debt	18,958	15,445	37,644	30,794
Loss on early extinguishment of debt	—	—	1,474	2,068
Interest and other debt expense	18,958	15,445	39,118	32,862
Income before income taxes	67,122	59,460	114,972	100,167
Provision for income taxes	23,119	(69)	39,493	15,205
Net income	$44,003	$59,529	$75,479	$84,962

Earnings per share:
Basic net income per share	$0.69	$0.93	$1.19	$1.31
Diluted net income per share	$0.69	$0.93	$1.18	$1.30

Dividends per share	$0.15	$0.14	$0.30	$0.28

Weighted average number of shares:
Basic	63,525	63,710	63,511	65,068
Effect of dilutive securities	349	381	388	374
Diluted	63,874	64,091	63,899	65,442

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$44,003	$59,529	$75,479	$84,962
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	(133)	1,718	(544)	3,759
Change in fair value of derivatives	523	1,398	1,338	2,861
Foreign currency translation	3,160	(4,544)	(7,088)	(16,589)
Other comprehensive income (loss)	3,550	(1,428)	(6,294)	(9,969)
Comprehensive income	$47,553	$58,101	$69,185	$74,993

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$75,479	$84,962
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	76,511	85,636
Rationalization charges	2,449	2,284
Loss on early extinguishment of debt	1,474	2,068
Excess tax benefit from stock-based compensation	(1,037)	(552)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(116,359)	(124,761)
Inventories	(234,603)	(207,040)
Trade accounts payable	42,724	28,058
Accrued liabilities	12,966	(7,972)
Other, net	(22,428)	(21,839)
Net cash used in operating activities	(162,824)	(159,156)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	(6,000)
Capital expenditures	(60,004)	(53,048)
Proceeds from asset sales	372	6,411
Net cash used in investing activities	(59,632)	(52,637)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	678,872	593,424
Repayments under revolving loans	(340,779)	(70,720)
Proceeds from issuance of long-term debt	732,215	—
Repayments of long-term debt	(751,509)	(304,778)
Debt issuance costs	(5,019)	—
Changes in outstanding checks - principally vendors	(86,538)	(73,454)
Dividends paid on common stock	(19,356)	(18,144)
Excess tax benefit from stock-based compensation	1,037	552
Repurchase of common stock under stock plan	(5,267)	(2,160)
Repurchase of common stock under share repurchase authorization	(7,735)	(265,340)
Net cash provided by (used in) financing activities	195,921	(140,620)

Cash and cash equivalents:
Net decrease	(26,535)	(352,413)
Balance at beginning of year	160,463	465,608
Balance at end of period	$133,928	$113,195

Interest paid, net	$33,762	$28,753
Income taxes paid, net	25,056	51,787

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014 and 2013
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643
Net income	—	—	—	84,962	—	—	84,962
Other comprehensive loss	—	—	—	—	(9,969)	—	(9,969)
Dividends declared on common stock	—	—	—	(18,144)	—	—	(18,144)
Stock compensation expense	—	—	4,354	—	—	—	4,354
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $552	76	—	(286)	—	—	(1,322)	(1,608)
Repurchases of common stock	(5,831)	—	—	—	—	(265,340)	(265,340)
Balance at June 30, 2013	63,449	$876	$208,517	$1,087,361	$(119,882)	$(628,974)	$547,898

Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	75,479	—	—	75,479
Other comprehensive loss	—	—	—	—	(6,294)	—	(6,294)
Dividends declared on common stock	—	—	—	(19,356)	—	—	(19,356)
Stock compensation expense	—	—	5,951	—	—	—	5,951
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,037	153	—	(628)	—	—	(3,602)	(4,230)
Repurchases of common stock	(158)	—	—	—	—	(7,735)	(7,735)
Balance at June 30, 2014	63,410	$876	$218,145	$1,225,877	$(44,413)	$(642,827)	$757,658

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
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

Change in Depreciable Lives. Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $5.6 million and $11.4 million and net income by $3.7 million and $7.5 million, or $0.06 and $0.12 per diluted share, for the three and six months ended June 30, 2014, respectively.

Recently Issued Accounting Pronouncement. In May 2014, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment is effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Metal containers	$—	$333	$—	$1,383
Closures	862	245	1,487	245
Plastic containers	—	355	962	656
	$862	$933	$2,449	$2,284

Activity in reserves for our rationalization plans for the six months ended June 30, was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2013	$4,116	$1,418	$—	$5,534
Charged to expense	1,538	1,082	(171)	2,449
Utilized and currency translation	(4,081)	(1,666)	171	(5,576)
Balance at June 30, 2014	$1,573	$834	$—	$2,407

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $3.5 million and $5.9 million, respectively, are expected primarily in 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2013	$(38,921)	$(3,790)	$4,592	$(38,119)
Other comprehensive loss before reclassifications	(267)	(504)	(7,088)	(7,859)
Amounts reclassified from accumulated other comprehensive loss	(277)	1,842	—	1,565
Other comprehensive loss	(544)	1,338	(7,088)	(6,294)
Balance at June 30, 2014	$(39,465)	$(2,452)	$(2,496)	$(44,413)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 were net gains of $0.3 million and $0.5 million, respectively, excluding an income tax provision of $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2014 these net gains consisted of $0.4 million and $0.8 million of amortization of net prior service credit and $0.1 million and $0.3 million of amortization of net actuarial losses, respectively. Amortization of net prior service credit and net actuarial losses is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 were net losses of $1.6 million and $3.1 million, respectively, excluding an income tax benefit of $0.7 million and $1.3 million, respectively.  These net losses were primarily related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014.

Foreign currency gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 were $3.8 million and $3.3 million, respectively, excluding an income tax provision of $1.4 million and $1.2 million, respectively.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(Dollars in thousands)

Raw materials	$190,546	$168,903	$158,963
Work-in-process	123,557	133,126	104,811
Finished goods	517,897	508,170	333,978
Other	12,807	13,697	14,398
	844,807	823,896	612,150
Adjustment to value inventory at cost on the LIFO method	(96,580)	(102,891)	(96,580)
	$748,227	$721,005	$515,570

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(Dollars in thousands)
Bank debt
Bank revolving loans	$350,924	$503,111	$—
U.S. term loans	365,000	364,000	364,000
Canadian term loans	65,506	65,697	64,485
Euro term loans	300,410	305,647	323,704
Other foreign bank revolving and term loans	135,632	139,779	151,647
Total bank debt	1,217,472	1,378,234	903,836
5½% Senior Notes	300,000	—	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	2,017,472	1,878,234	1,703,836
Less current portion	463,112	619,469	146,174
	$1,554,360	$1,258,765	$1,557,662

At June 30, 2014, amounts expected to be repaid within one year consisted of $350.9 million of bank revolving loans under our senior secured credit facility and $112.2 million of foreign bank revolving and term loans.

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
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2014:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$133,928	$133,928

Liabilities:
Bank debt	$1,217,472	$1,217,472
5½% Senior Notes	300,000	312,750
5% Senior Notes	500,000	515,000
Interest rate swap agreements	4,528	4,528

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2014 consisted of our cash and cash equivalents and interest rate swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates.  As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2014 and 2013 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2014, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2014 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $4.5 million, of which $4.2 million was included in accrued liabilities and $0.3 million was included in other liabilities.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 were losses, net of income taxes, of $0.9 million and $1.8 million, respectively.  We estimate that we will reclassify losses of $2.4 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2014, the aggregate notional principal amount of our outstanding interest rate swap agreements was $293.4 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2014, net payments under our interest rate swap agreements were $1.6 million and $3.2 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

Historically, we have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2014, we had no natural gas swap agreements outstanding.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2014, net payments under our natural gas swap agreements were not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2014 were $3.8 million and $3.3 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Service cost	$3,316	$3,947	$6,771	$8,056
Interest cost	7,419	6,624	14,849	13,272
Expected return on plan assets	(14,333)	(13,156)	(28,688)	(26,269)
Amortization of prior service cost	334	421	619	849
Amortization of actuarial losses	217	2,898	434	5,885
Net periodic benefit (credit) cost	$(3,047)	$734	$(6,015)	$1,793

The components of the net periodic other postretirement benefits costs were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Service cost	$126	$191	$264	$392
Interest cost	417	443	825	917
Amortization of prior service credit	(714)	(669)	(1,428)	(1,339)
Amortization of actuarial (gains) losses	(86)	49	(171)	104
Net periodic benefit (credit) cost	$(257)	$14	$(510)	$74

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
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 9.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. Pursuant to this authorization and previous authorizations, we repurchased 158,204 shares of our common stock in 2014 at an average price per share of $48.87, for a total purchase price of $7.7 million.

During the first six months of 2014, we issued 262,110 treasury shares which had an average cost of $6.35 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 109,293 shares of our common stock at an average cost of $48.19 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2014, 24,146,191 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2014, 332,720 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $16.0 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2014
Net sales	$518,684	$232,232	$166,420	$—	$917,336
Depreciation and amortization(1)	17,192	10,748	9,073	32	37,045
Rationalization charges	—	862	—	—	862
Segment income from operations(2)	50,900	25,228	12,974	(3,022)	86,080

Three Months Ended June 30, 2013
Net sales	$531,172	$181,445	$167,412	$—	$880,029
Depreciation and amortization(1)	21,519	8,225	11,106	34	40,884
Rationalization charges	333	245	355	—	933
Segment income from operations(2)	45,735	21,682	11,468	(3,980)	74,905

Six Months Ended June 30, 2014
Net sales	$987,089	$446,029	$340,064	$—	$1,773,182
Depreciation and amortization(1)	34,571	21,552	18,208	63	74,394
Rationalization charges	—	1,487	962	—	2,449
Segment income from operations(2)	91,353	42,993	25,818	(6,074)	154,090

Six Months Ended June 30, 2013
Net sales	$994,932	$342,587	$338,251	$—	$1,675,770
Depreciation and amortization(1)	43,527	16,552	23,260	67	83,406
Rationalization charges	1,383	245	656	—	2,284
Segment income from operations(2)(3)	85,297	32,313	21,874	(6,455)	133,029

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million in each of the three months ended June 30, 2014 and 2013 and $2.1 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.

(2)
Income from operations of the closures segment includes losses from operations in Venezuela of $2.9 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and losses of $3.4 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively, which for the six months ended June 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the devaluation of the official Bolivar exchange rate.

(3)	Income from operations of the metal containers segment includes plant start-up costs of $0.8 million for the six months ended June 30, 2013.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2014 and 2013 and for the
three and six months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Total segment income from operations	$86,080	$74,905	$154,090	$133,029
Interest and other debt expense	18,958	15,445	39,118	32,862
Income before income taxes	$67,122	$59,460	$114,972	$100,167

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales
Metal containers	56.6%	60.4%	55.7%	59.4%
Closures	25.3	20.6	25.1	20.4
Plastic containers	18.1	19.0	19.2	20.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.3	85.4	84.7	85.7
Gross profit	15.7	14.6	15.3	14.3
Selling, general and administrative expenses	6.2	6.0	6.5	6.2
Rationalization charges	0.1	0.1	0.1	0.1
Income from operations	9.4	8.5	8.7	8.0
Interest and other debt expense	2.1	1.7	2.2	2.0
Income before income taxes	7.3	6.8	6.5	6.0
Provision for income taxes	2.5	—	2.2	0.9
Net income	4.8%	6.8%	4.3%	5.1%

Summary unaudited results of operations are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales
Metal containers	$518.7	$531.2	$987.1	$994.9
Closures	232.2	181.4	446.0	342.6
Plastic containers	166.4	167.4	340.1	338.3
Consolidated	$917.3	$880.0	$1,773.2	$1,675.8

Income from operations
Metal containers (1)	$50.9	$45.7	$91.4	$85.3
Closures (2)	25.2	21.7	43.0	32.3
Plastic containers (3)	13.0	11.5	25.8	21.9
Corporate	(3.0)	(4.0)	(6.1)	(6.5)
Consolidated	$86.1	$74.9	$154.1	$133.0

(1) Includes rationalization charges of $0.3 million and $1.4 million for the three and six months ended June 30, 2013, respectively. Includes plant start-up costs of $0.8 million for the six months ended June 30, 2013.
(2) Includes losses from operations in Venezuela of $2.9 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively, which for the six months ended June 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to a currency devaluation. Includes rationalization charges of $0.9 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.
(3) Includes rationalization charges of $0.4 million for the three months ended June 30, 2013 and $1.0 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Overview.  Consolidated net sales were $917.3 million in the second quarter of 2014, representing a 4.2 percent increase as compared to the second quarter of 2013 primarily as a result of the inclusion of net sales from Portola Packaging, Inc., or Portola, which was acquired in October 2013, the pass through of higher raw material costs in the metal container and plastic container businesses, the favorable impact of foreign currency translation and a more favorable mix of products sold in the plastic container business, partially offset by lower volumes in the metal container and plastic container businesses, the financial impact from a large number of significantly longer-term customer contract renewals and extensions recently completed in the metal container business and lower net sales in Venezuela. Income from operations for the second quarter of 2014 of $86.1 million increased by $11.2 million, or 15.0 percent, as compared to the same period in 2013 primarily due to the inclusion of the operations of Portola, lower depreciation expense and manufacturing costs, a higher inventory build in the metal container business and a more favorable mix of products sold in the plastic container business. These increases were partially offset by lower volumes in the metal container and plastic container businesses, the financial impact from customer contract renewals and extensions in the metal container business and a larger loss in Venezuela as compared to the prior year period. Results for the second quarter of 2014 included rationalization charges of $0.9 million and a loss from operations in Venezuela of $2.9 million. Results for the second quarter of 2013 included rationalization charges of $0.9 million, a loss from operations in Venezuela of $1.1 million and a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007. Net income for the second quarter of 2014 was $44.0 million as compared to $59.5 million for the same period in 2013.  Net income per diluted share for the second quarter of 2014 was $0.69 as compared to $0.93 for the same period in 2013.

Net Sales.  The $37.3 million increase in consolidated net sales in the second quarter of 2014 as compared to the second quarter of 2013 was the result of higher net sales in the closures business, partially offset by lower net sales in the metal container and plastic container businesses.

Net sales for the metal container business decreased $12.5 million, or 2.4 percent, in the second quarter of 2014 as compared to the same period in 2013.  This decrease was primarily the result of a decrease in unit volumes of approximately 4 percent and the financial impact from a large number of significantly longer-term customer contract renewals and extensions recently completed, partially offset by the impact of favorable foreign currency translation of $3.9 million and the pass through of higher raw material and other manufacturing costs. The decrease in unit volumes was primarily due to the comparison to a very strong prior year quarter for the pet food and soup markets and a delayed start to the U.S. midwest vegetable pack. These decreases were partially offset by volume increases in Europe, as the fruit and vegetable pack season had an early start.

Net sales for the closures business increased $50.8 million, or 28.0 percent, in the second quarter of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes due largely to the inclusion of net sales from Portola and the impact of favorable foreign currency translation of $4.6 million, partially offset by lower net sales in Venezuela.

Net sales for the plastic container business decreased $1.0 million, or 0.6 percent in the second quarter of 2014 as compared to the same period in 2013.  This decrease was primarily due to a decrease in volumes of approximately 1 percent and the unfavorable impact of foreign currency translation of approximately $2.0 million, partially offset by a more favorable mix of products sold and the pass through of higher raw material costs. The decrease in volumes was primarily due to the ongoing efforts to rebalance the portfolio of the business.

Gross Profit.  Gross profit margin increased 1.1 percentage points to 15.7 percent in the second quarter of 2014 as compared to the same period in 2013 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 6.2 percent for the second quarter of 2014 as compared to 6.0 percent for the same period in 2013.  Selling, general and administrative expenses increased $4.5 million to $56.8 million for the second quarter of 2014 as compared to $52.3 million for the same period in 2013 primarily due to the inclusion of expenses from Portola.

Income from Operations.  Income from operations for the second quarter of 2014 increased by $11.2 million, or 15.0 percent, as compared to the second quarter of 2013, and operating margin increased to 9.4 percent from 8.5 percent over the same periods.

Income from operations of the metal container business for the second quarter of 2014 increased $5.2 million, or 11.4 percent, as compared to the same period in 2013, and operating margin increased to 9.8 percent from 8.6 percent over the same periods.  The increase in income from operations was primarily a result of a higher inventory build in the second quarter of 2014 as compared to the prior year period, improved volumes and better operating performance in Europe, lower depreciation and amortization expense of $4.3 million due primarily to the change in asset depreciable lives and lower manufacturing costs. These increases were partially offset by a decrease in overall unit volumes and the financial impact from customer contract renewals and extensions. Rationalization charges were $0.3 million in the second quarter of 2013.

Income from operations of the closures business for the second quarter of 2014 increased $3.5 million, or 16.1 percent, as compared to the same period in 2013, while operating margin decreased to 10.9 percent from 12.0 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the operations of Portola and lower manufacturing costs, partially offset by a larger loss in Venezuela as compared to the prior year period and higher rationalization charges. Rationalization charges were $0.9 million and $0.2 million in the second quarters of 2014 and 2013, respectively. The loss from operations in Venezuela was $2.9 million and $1.1 million in the second quarters of 2014 and 2013, respectively.

Income from operations of the plastic container business for the second quarter of 2014 increased $1.5 million, or 13.0 percent, as compared to the same period in 2013, and operating margin increased to 7.8 percent from 6.9 percent over the same periods.  These increases were primarily attributable to lower depreciation and amortization expense of $2.0 million due primarily to the change in asset depreciable lives, a more favorable mix of products sold and lower manufacturing costs, partially offset by lower volumes. Rationalization charges were $0.4 million in the second quarter of 2013.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2014 increased $3.6 million to $19.0 million as compared to the same period in 2013, primarily due to higher average outstanding borrowings largely as a result of the acquisition of Portola.

Provision for Income Taxes. The effective tax rate for the second quarter of 2014 was 34.4 percent as compared to 33.2 percent in the same period in 2013, excluding a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Overview.  Consolidated net sales were $1.77 billion in the first six months of 2014, representing a 5.8 percent increase as compared to the first six months of 2013 primarily as a result of an increase in unit volumes in the closures business due largely to the inclusion of net sales from Portola, the pass through of higher raw material costs in the metal container and plastic container businesses, the favorable impact of foreign currency translation and a more favorable mix of products sold in the plastic container business, partially offset by lower volumes in the metal container and plastic container businesses, the financial impact of customer contract renewals and extensions in the metal container business and lower net sales in Venezuela. Income from operations for the first six months of 2014 of $154.1 million increased by $21.1 million, or 15.9 percent, as compared to the same period in 2013 primarily due to the inclusion of the operations of Portola, lower depreciation expense and manufacturing costs, a more favorable mix of products sold in the plastic container business, a higher inventory build as compared to the prior year period in the metal container business, a smaller loss from operations in Venezuela compared to the prior year period and lower new plant start-up costs. These increases were partially offset by lower volumes in the metal container and plastic container businesses and the financial impact of customer contract renewals and extensions in the metal container business. Results for the first six months of 2014 included rationalization charges of $2.5 million, a loss from operations in Venezuela of $3.4 million and a loss on early extinguishment of debt of $1.5 million. Results for the first six months of 2013 included rationalization charges of $2.3 million, a loss from operations in Venezuela of $5.4 million, new plant start-up costs of $0.8 million, a loss on early extinguishment of debt of $2.1 million and a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007. Net income for the first six months of 2014 was $75.5 million as compared to $85.0 million for the same period in 2013.  Net income per diluted share for the first six months of 2014 was $1.18 as compared to $1.30 for the same period in 2013.

Net Sales.  The $97.4 million increase in consolidated net sales in the first six months of 2014 as compared to the first six months of 2013 was the result of higher net sales in the closures and plastic container businesses, partially offset by a decrease in net sales in the metal container business.

Net sales for the metal container business decreased $7.8 million, or 0.8 percent, in the first six months of 2014 as compared to the same period in 2013.  This decrease was primarily the result of a decrease in unit volumes of approximately 1 percent and the financial impact of customer contract renewals and extensions, partially offset by the impact of favorable foreign currency translation of $6.4 million and the pass through of higher raw material and other manufacturing costs.

Net sales for the closures business increased $103.4 million, or 30.2 percent, in the first six months of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes due largely to the inclusion of net sales from Portola and favorable foreign currency translation of $8.1 million, partially offset by lower net sales in Venezuela.

Net sales for the plastic container business increased $1.8 million, or 0.5 percent, in the first six months of 2014 as compared to the same period in 2013.  This increase was primarily due to the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by a decrease in volumes of approximately 2 percent and the unfavorable impact of foreign currency translation of approximately $4.9 million. The decrease in volumes was primarily due to the ongoing efforts to rebalance the portfolio of the business.

Gross Profit.  Gross profit margin increased 1.0 percentage point to 15.3 percent in the first six months of 2014 as compared to the same period in 2013 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 6.5 percent for the first six months of 2014 as compared to 6.2 percent for the same period in 2013.  Selling, general and administrative expenses increased $11.1 million to $115.2 million for the first six months of 2014 as compared to $104.1 million for the same period in 2013 primarily due to the inclusion of expenses from Portola. Selling, general and administrative expenses in the first six months of 2013 included a $3.0 million charge for the remeasurement of net assets in Venezuela due to a currency devaluation.

Income from Operations.  Income from operations for the first six months of 2014 increased by $21.1 million, or 15.9 percent, as compared to the first six months of 2013, and operating margin increased to 8.7 percent from 8.0 percent for the same periods.

Income from operations of the metal container business for the first six months of 2014 increased $6.1 million, or 7.2 percent, as compared to the same period in 2013, and operating margin increased to 9.3 percent from 8.6 percent over the same periods.  The increase in income from operations was primarily a result of lower depreciation and amortization expense of $9.0 million due primarily to the change in asset depreciable lives, lower manufacturing costs, a higher inventory build in the first six months of 2014 as compared to the prior year period, improved volumes and better operating performance in Europe and lower rationalization charges and new plant start-up costs. These increases were partially offset by a decrease in overall unit volumes and the financial impact from customer contract renewals and extensions. Rationalization charges and new plant start-up costs were $1.4 million and $0.8 million, respectively, in the first six months of 2013.

Income from operations of the closures business for the first six months of 2014 increased $10.7 million, or 33.1 percent, as compared to the same period in 2013, and operating margin increased to 9.6 percent from 9.4 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the operations of Portola, lower manufacturing costs and a smaller loss in Venezuela as compared to the prior year period, partially offset by higher rationalization charges. Rationalization charges were $1.5 million and $0.2 million in the first six months of 2014 and 2013, respectively. The loss from operations in Venezuela was $3.4 million and $5.4 million in the first six months of 2014 and 2013, respectively. The loss from operations in Venezuela in 2013 included a $3.0 million charge for the remeasurement of net assets due to a currency devaluation.

Income from operations of the plastic container business for the first six months of 2014 increased $3.9 million, or 17.8 percent, as compared to the same period in 2013, and operating margin increased to 7.6 percent from 6.5 percent over the same periods.  These increases were primarily attributable to lower depreciation and amortization expense of $5.1 million due primarily to the change in asset depreciable lives, a more favorable mix of products sold and lower manufacturing costs, partially offset by lower volumes. Rationalization charges were $1.0 million and $0.7 million in the first six months of 2014 and 2013, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2014 increased $6.9 million to $37.6 million as compared to the same period in 2013, primarily due to higher average debt balances largely due to the acquisition of Portola. Loss on early extinguishment of debt of $1.5 million in the first six months of 2014 was a result of the refinancing of our 2011 Credit Facility in January 2014. Loss on early extinguishment of debt of $2.1 million in the first six months of 2013 was a result of the prepayment of $300.9 million of term debt under our 2011 Credit Facility.

Provision for Income Taxes. The effective tax rate for the first six months of 2014 was 34.4 percent as compared to 35.0 percent in the same period in 2013, excluding a favorable tax adjustment of $19.8 million primarily as a result of the completion of the IRS audit for periods through 2007.

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

On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into the Credit Agreement. The Credit Agreement provides us with more favorable pricing, significant additional borrowing capacity, longer maturities and greater flexibility as compared to our 2011 Credit Facility. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of our 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first six months of 2014.

For the six months ended June 30, 2014, we used proceeds from the issuance of long-term debt of $732.2 million, net borrowings of revolving loans of $338.1 million and cash and cash equivalents of $26.5 million to fund the repayment of $751.5 million of long-term debt, cash used in operations of $162.8 million, decreases in outstanding checks of $86.5 million, net capital expenditures of $59.6 million, dividends paid on our common stock of $19.4 million, debt issuance costs of $5.0 million related to the Credit Agreement, net payments for stock-based compensation issuances of $4.3 million and repurchases of our common stock for $7.7 million.

For the six months ended June 30, 2013, we used net borrowings of revolving loans of $522.7 million and cash and cash equivalents of $352.4 million to fund the repayment of $304.8 million of long-term debt (including the repayment of $3.9 million of foreign bank loans), repurchases of our common stock of $265.3 million, cash used in operations of $159.2 million, decreases in outstanding checks of $73.5 million, net capital expenditures of $46.6 million, dividends paid on our common stock of $18.1 million, net payments for stock-based compensation issuances of $1.6 million and the acquisition of closures operations in Australia for $6.0 million.

At June 30, 2014, we had $350.9 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2014 was $626.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $5.7 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. Additional cash spending under our rationalization plans of approximately $5.9 million is expected primarily in 2014. You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 included elsewhere in this Quarterly Report.

Change in Depreciable Lives

Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $5.6 million and $11.4 million and net income by $3.7 million and $7.5 million, or $0.06 and $0.12 per diluted share, for the three and six months ended June 30, 2014, respectively. We currently expect depreciation and amortization expense for the year ending December 31, 2014 to be approximately $155 million as compared to $167.6 million for the year ended December 31, 2013.

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment is effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

April 1-30, 2014	—	—	—	$300.0
May 1-31, 2014	155,704	$48.93	155,704	$292.4
June 1-30, 2014	—	—	—	$292.4

Total	155,704	$48.93	155,704	$292.4

(1) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. As set forth in the table, we repurchased 155,704 shares of our common stock in May 2014 for a total purchase price of $7.6 million pursuant to such authorization, leaving $292.4 million remaining under such authorization for the repurchase of our common stock.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 8, 2014	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.