Form 10-Q
period 2014-09-30
SILGAN HOLDINGS INC
filed 2014-11-07
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 31, 2014, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 63,203,361.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$145,889	$134,473	$160,463
Trade accounts receivable, net	616,348	587,669	333,041
Inventories	588,290	544,519	515,570
Prepaid expenses and other current assets	56,928	65,148	73,374
Total current assets	1,407,455	1,331,809	1,082,448

Property, plant and equipment, net	1,080,226	1,052,382	1,118,443
Goodwill	639,216	514,254	651,049
Other intangible assets, net	217,094	166,358	229,166
Other assets, net	286,185	138,296	239,976
	$3,630,176	$3,203,099	$3,321,082

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$443,982	$225,732	$146,174
Trade accounts payable	285,346	247,404	352,192
Accrued payroll and related costs	58,958	65,364	53,879
Accrued liabilities	101,871	78,703	68,011
Total current liabilities	890,157	617,203	620,256

Long-term debt	1,523,048	1,574,196	1,557,662
Other liabilities	435,672	382,287	429,321

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	223,203	210,739	212,822
Retained earnings	1,299,502	1,155,507	1,169,754
Accumulated other comprehensive loss	(78,016)	(106,219)	(38,119)
Treasury stock	(664,266)	(631,490)	(631,490)
Total stockholders’ equity	781,299	629,413	713,843
	$3,630,176	$3,203,099	$3,321,082

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Net sales	$1,228,444	$1,167,921	$3,001,626	$2,843,691
Cost of goods sold	1,022,830	980,096	2,524,298	2,416,433
Gross profit	205,614	187,825	477,328	427,258
Selling, general and administrative expenses	55,451	50,634	170,625	154,754
Rationalization charges	2,528	1,332	4,978	3,616
Income from operations	147,635	135,859	301,725	268,888
Interest and other debt expense before loss on early extinguishment of debt	19,276	16,982	56,920	47,776
Loss on early extinguishment of debt	—	—	1,474	2,068
Interest and other debt expense	19,276	16,982	58,394	49,844
Income before income taxes	128,359	118,877	243,331	219,044
Provision for income taxes	45,083	41,702	84,576	56,907
Net income	$83,276	$77,175	$158,755	$162,137

Earnings per share:
Basic net income per share	$1.31	$1.22	$2.50	$2.51
Diluted net income per share	$1.31	$1.21	$2.49	$2.50

Dividends per share	$0.15	$0.14	$0.45	$0.42

Weighted average number of shares:
Basic	63,448	63,449	63,480	64,522
Effect of dilutive securities	266	415	347	389
Diluted	63,714	63,864	63,827	64,911

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Net income	$83,276	$77,175	$158,755	$162,137
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	(225)	1,958	(769)	5,717
Change in fair value of derivatives	1,310	152	2,648	3,013
Foreign currency translation	(34,688)	11,553	(41,776)	(5,036)
Other comprehensive (loss) income	(33,603)	13,663	(39,897)	3,694
Comprehensive income	$49,673	$90,838	$118,858	$165,831

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$158,755	$162,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114,211	127,087
Rationalization charges	4,978	3,616
Loss on early extinguishment of debt	1,474	2,068
Excess tax benefit from stock-based compensation	(3,403)	(444)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(291,837)	(258,090)
Inventories	(81,553)	(25,022)
Trade accounts payable	26,698	492
Accrued liabilities	43,040	10,520
Other, net	(24,909)	(21,325)
Net cash (used in) provided by operating activities	(52,546)	1,039

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(17,714)	(6,000)
Capital expenditures	(94,290)	(79,950)
Proceeds from asset sales	1,202	6,722
Net cash used in investing activities	(110,802)	(79,228)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	757,960	655,685
Repayments under revolving loans	(434,950)	(531,118)
Proceeds from issuance of long-term debt	732,215	304,981
Repayments of long-term debt	(753,168)	(306,444)
Debt issuance costs	(5,019)	(5,700)
Changes in outstanding checks - principally vendors	(86,538)	(73,454)
Dividends paid on common stock	(29,007)	(27,173)
Excess tax benefit from stock-based compensation	3,403	444
Repurchase of common stock under stock plan	(11,456)	(2,560)
Repurchase of common stock under share repurchase authorization	(24,666)	(267,607)
Net cash provided by (used in) financing activities	148,774	(252,946)

Cash and cash equivalents:
Net decrease	(14,574)	(331,135)
Balance at beginning of year	160,463	465,608
Balance at end of period	$145,889	$134,473

Interest paid, net	$49,632	$37,513
Income taxes paid, net	40,093	89,344

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2014 and 2013
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2012	69,204	$876	$204,449	$1,020,543	$(109,913)	$(362,312)	$753,643
Net income	—	—	—	162,137	—	—	162,137
Other comprehensive income	—	—	—	—	3,694	—	3,694
Dividends declared on common stock	—	—	—	(27,173)	—	—	(27,173)
Stock compensation expense	—	—	6,835	—	—	—	6,835
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $444	90	—	(545)	—	—	(1,571)	(2,116)
Repurchases of common stock	(5,879)	—	—	—	—	(267,607)	(267,607)
Balance at September 30, 2013	63,415	$876	$210,739	$1,155,507	$(106,219)	$(631,490)	$629,413

Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	158,755	—	—	158,755
Other comprehensive loss	—	—	—	—	(39,897)	—	(39,897)
Dividends declared on common stock	—	—	—	(29,007)	—	—	(29,007)
Stock compensation expense	—	—	10,324	—	—	—	10,324
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $3,403	297	—	57	—	—	(8,110)	(8,053)
Repurchases of common stock	(509)	—	—	—	—	(24,666)	(24,666)
Balance at September 30, 2014	63,203	$876	$223,203	$1,299,502	$(78,016)	$(664,266)	$781,299

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2014 assessment performed during the third quarter.

Change in Depreciable Lives. Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $5.4 million and $16.8 million and net income by $3.5 million and $11.0 million, or $0.06 and $0.17 per diluted share, for the three and nine months ended September 30, 2014, respectively.

Recently Issued Accounting Pronouncement. In May 2014, the Financial Accounting Standards Board issued an accounting standards update that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment will be effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Dollars in thousands)
Metal containers	$—	$344	$—	$1,727
Closures	1,218	988	2,706	1,233
Plastic containers	1,310	—	2,272	656
	$2,528	$1,332	$4,978	$3,616

Activity in reserves for our rationalization plans for the nine months ended September 30, was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2013	$4,116	$1,418	$—	$5,534
Charged to expense	3,467	1,145	366	4,978
Utilized and currency translation	(5,442)	(2,212)	(366)	(8,020)
Balance at September 30, 2014	$2,141	$351	$—	$2,492

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $4.2 million and $6.7 million, respectively, are expected within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2013	$(38,921)	$(3,790)	$4,592	$(38,119)
Other comprehensive loss before reclassifications	(267)	(244)	(41,776)	(42,287)
Amounts reclassified from accumulated other comprehensive loss	(502)	2,892	—	2,390
Other comprehensive loss	(769)	2,648	(41,776)	(39,897)
Balance at September 30, 2014	$(39,690)	$(1,142)	$(37,184)	$(78,016)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 were net gains of $0.4 million and $0.9 million, respectively, excluding an income tax provision of $0.2 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2014, these net gains consisted of $0.5 million and $1.3 million of amortization of net prior service credit and $0.1 million and $0.4 million of amortization of net actuarial losses, respectively. Amortization of net prior service credit and net actuarial losses is a component of net periodic benefit cost.  See Note 7 for further information.

The amount reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 were net losses of $1.8 million and $4.9 million, respectively, excluding an income tax benefit of $0.7 million and $2.0 million, respectively.  These net losses were primarily related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014.

Foreign currency gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 were $21.3 million and $24.6 million, respectively, excluding an income tax provision of $8.0 million and $9.2 million, respectively.

See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(Dollars in thousands)

Raw materials	$181,034	$163,129	$158,963
Work-in-process	125,290	117,559	104,811
Finished goods	364,261	353,426	333,978
Other	14,285	13,296	14,398
	684,870	647,410	612,150
Adjustment to value inventory at cost on the LIFO method	(96,580)	(102,891)	(96,580)
	$588,290	$544,519	$515,570

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(Dollars in thousands)
Bank debt
Bank revolving loans	$335,148	$98,395	$—
U.S. term loans	365,000	364,000	364,000
Canadian term loans	62,699	66,784	64,485
Euro term loans	279,070	316,317	323,704
Other foreign bank revolving and term loans	125,113	154,432	151,647
Total bank debt	1,167,030	999,928	903,836
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	1,967,030	1,799,928	1,703,836
Less current portion	443,982	225,732	146,174
	$1,523,048	$1,574,196	$1,557,662

At September 30, 2014, amounts expected to be repaid within one year consisted of $335.1 million of bank revolving loans under our senior secured credit facility and $108.9 million of foreign bank revolving and term loans.

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
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2014:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$145,889	$145,889

Liabilities:
Bank debt	$1,167,030	$1,167,030
5½% Senior Notes	300,000	308,250
5% Senior Notes	500,000	508,725
Interest rate swap agreements	2,379	2,379

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2014 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5½% Senior Notes due 2022, or the 5½% Notes, and 5% Senior Notes due 2020, or the 5% Notes, were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5½% Notes and the 5% Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at September 30, 2014 and 2013 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2014, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2014 was included in accrued liabilities in our Condensed Consolidated Balance Sheet.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 were losses, net of income taxes, of $1.1 million and $2.9 million, respectively.  We estimate that we will reclassify losses of $1.2 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2014, the aggregate notional principal amount of our outstanding interest rate swap agreements was $283.2 million (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date).  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2014, net payments under our interest rate swap agreements were $1.7 million and $4.9 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2014, the aggregate notional principal amount of our natural gas swap agreements was 583,000 MMBtu of natural gas with fixed prices ranging from 3.84 to 4.17 per MMBtu, which hedges approximately 12 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2014, net payments under our natural gas swap agreements were not significant. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2014 were $21.3 million and $24.6 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Dollars in thousands)
Service cost	$3,392	$3,814	$10,163	$11,870
Interest cost	7,399	6,809	22,248	20,081
Expected return on plan assets	(14,312)	(13,092)	(43,000)	(39,361)
Amortization of prior service cost	272	490	891	1,339
Amortization of actuarial losses	154	3,532	588	9,417
Net periodic benefit (credit) cost	$(3,095)	$1,553	$(9,110)	$3,346

The components of the net periodic other postretirement benefits costs were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Dollars in thousands)
Service cost	$138	$139	$402	$531
Interest cost	420	343	1,245	1,260
Amortization of prior service credit	(726)	(674)	(2,154)	(2,013)
Amortization of actuarial gains	(75)	(229)	(246)	(125)
Net periodic benefit credit	$(243)	$(421)	$(753)	$(347)

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
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 9.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. At September 30, 2014, we had $275.5 million remaining under this authorization for the repurchase of our common stock. Pursuant to this authorization and previous authorizations, we repurchased 508,667 shares of our common stock in 2014 at an average price per share of $48.47, for a total purchase price of $24.7 million.

During the first nine months of 2014, we issued 531,024 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 234,440 shares of our common stock at an average cost of $48.87 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2014, 24,352,887 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2014, 457,720 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $22.2 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2014
Net sales	$827,675	$241,021	$159,748	$—	$1,228,444
Depreciation and amortization(1)	17,550	9,930	9,146	32	36,658
Rationalization charges	—	1,218	1,310	—	2,528
Segment income from operations(2)(3)	112,229	27,645	13,129	(5,368)	147,635

Three Months Ended September 30, 2013
Net sales	$831,094	$185,249	$151,578	$—	$1,167,921
Depreciation and amortization(1)	20,243	8,310	11,765	33	40,351
Rationalization charges	344	988	—	—	1,332
Segment income from operations(2)(3)	108,322	23,053	8,557	(4,073)	135,859

Nine Months Ended September 30, 2014
Net sales	$1,814,764	$687,050	$499,812	$—	$3,001,626
Depreciation and amortization(1)	52,121	31,482	27,354	95	111,052
Rationalization charges	—	2,706	2,272	—	4,978
Segment income from operations(2)(3)	203,582	70,639	38,946	(11,442)	301,725

Nine Months Ended September 30, 2013
Net sales	$1,826,026	$527,835	$489,830	$—	$2,843,691
Depreciation and amortization(1)	63,770	24,862	35,025	100	123,757
Rationalization charges	1,727	1,233	656	—	3,616
Segment income from operations(2)(3)(4)	193,619	55,367	30,431	(10,529)	268,888

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Income from operations of the closures segment includes income from operations in Venezuela of $0.8 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and losses from operations in Venezuela of $2.6 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively, which for the nine months ended September 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to the devaluation of the official Bolivar exchange rate.

(3)
Income from operations for corporate includes acquisition costs attributable to announced acquisitions of $0.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Income from operations of the metal containers segment includes plant start-up costs of $0.8 million for the nine months ended September 30, 2013.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2014 and 2013 and for the
three and nine months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Dollars in thousands)
Total segment income from operations	$147,635	$135,859	$301,725	$268,888
Interest and other debt expense	19,276	16,982	58,394	49,844
Income before income taxes	$128,359	$118,877	$243,331	$219,044

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

On September 12, 2014, we acquired substantially all of the assets and assumed certain specified limited liabilities of Van Can Company, or Van Can, a manufacturer of metal containers in the United States, for a purchase price of $17.3 million. The acquired business, with sales of approximately $40 million, included two metal container manufacturing facilities located in Lancaster, South Carolina and Trenton, Tennessee.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net sales
Metal containers	67.4%	71.1%	60.5%	64.2%
Closures	19.6	15.9	22.9	18.6
Plastic containers	13.0	13.0	16.6	17.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.3	84.0	84.1	85.0
Gross profit	16.7	16.0	15.9	15.0
Selling, general and administrative expenses	4.5	4.3	5.7	5.4
Rationalization charges	0.2	0.1	0.1	0.1
Income from operations	12.0	11.6	10.1	9.5
Interest and other debt expense	1.5	1.4	2.0	1.8
Income before income taxes	10.5	10.2	8.1	7.7
Provision for income taxes	3.7	3.6	2.8	2.0
Net income	6.8%	6.6%	5.3%	5.7%

Summary unaudited results of operations are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net sales
Metal containers	$827.7	$831.1	$1,814.8	$1,826.0
Closures	241.0	185.2	687.0	527.9
Plastic containers	159.7	151.6	499.8	489.8
Consolidated	$1,228.4	$1,167.9	$3,001.6	$2,843.7

Income from operations
Metal containers (1)	$112.2	$108.3	$203.6	$193.6
Closures (2)	27.7	23.1	70.6	55.4
Plastic containers (3)	13.1	8.6	38.9	30.4
Corporate (4)	(5.3)	(4.1)	(11.4)	(10.5)
Consolidated	$147.7	$135.9	$301.7	$268.9

(1) Includes rationalization charges of $0.3 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. Includes plant start-up costs of $0.8 million for the nine months ended September 30, 2013.
(2) Includes income from operations in Venezuela of $0.8 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and losses from operations in Venezuela of $2.6 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively, which for the nine months ended September 30, 2013 includes a charge of $3.0 million for the remeasurement of net assets in Venezuela due to a currency devaluation. Includes rationalization charges of $1.2 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.
(3) Includes rationalization charges of $1.3 million for the three months ended September 30, 2014 and $2.3 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.
(4) Includes acquisition costs attributable to announced acquisitions of $0.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Overview.  Consolidated net sales were $1,228.4 million in the third quarter of 2014, representing a 5.2 percent increase as compared to the third quarter of 2013 primarily as a result of the inclusion of net sales from Portola Packaging, Inc., or Portola, which was acquired in October 2013, the pass through of higher raw material costs and higher volumes in the plastic container business, partially offset by lower unit volumes and the financial impact of customer contract renewals and extensions in the metal container business and unfavorable foreign currency translation in the plastic container business. Income from operations for the third quarter of 2014 of $147.7 million increased by $11.8 million, or 8.7 percent, as compared to the same period in 2013 primarily due to the inclusion of the operations of Portola, lower manufacturing and depreciation expenses, better operating performance in the metal container business in Europe and higher volumes in the plastic container business. These increases were partially offset by lower unit volumes and the financial impact of customer contract renewals and extensions in the metal container business and higher rationalization charges. Rationalization charges were $2.5 million for the third quarter of 2014 as compared to $1.3 million for the same period in 2013. Net income for the third quarter of 2014 was $83.3 million as compared to $77.2 million for the same period in 2013.  Net income per diluted share for the third quarter of 2014 was $1.31 as compared to $1.21 for the same period in 2013.

Net Sales.  The $60.5 million increase in consolidated net sales in the third quarter of 2014 as compared to the third quarter of 2013 was the result of higher net sales in the closures and plastic container businesses, partially offset by lower net sales in the metal container business.

Net sales for the metal container business decreased $3.4 million, or 0.4 percent, in the third quarter of 2014 as compared to the same period in 2013.  This decrease was primarily the result of a decrease in unit volumes of approximately 1.5 percent and the financial impact from a large number of significantly longer-term customer contract renewals and extensions recently completed, partially offset by the pass through of higher raw material and other manufacturing costs. The decrease in unit volumes was primarily due to lower volumes of core vegetables and soup in the U.S., partially offset by volume increases in Europe and a good tomato pack in the U.S.

Net sales for the closures business increased $55.8 million, or 30.1 percent, in the third quarter of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes due largely to the inclusion of net sales from Portola.

Net sales for the plastic container business increased $8.1 million, or 5.3 percent in the third quarter of 2014 as compared to the same period in 2013.  This increase was primarily due to an increase in volumes of approximately 5 percent and the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $1.3 million.

Gross Profit.  Gross profit margin increased 0.7 percentage points to 16.7 percent in the third quarter of 2014 as compared to the same period in 2013 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 4.5 percent for the third quarter of 2014 as compared to 4.3 percent for the same period in 2013.  Selling, general and administrative expenses increased $4.9 million to $55.5 million for the third quarter of 2014 as compared to $50.6 million for the same period in 2013 primarily due to the inclusion of expenses from Portola.

Income from Operations.  Income from operations for the third quarter of 2014 increased by $11.8 million, or 8.7 percent, as compared to the third quarter of 2013, and operating margin increased to 12.0 percent from 11.6 percent over the same periods.

Income from operations of the metal container business for the third quarter of 2014 increased $3.9 million, or 3.6 percent, as compared to the same period in 2013, and operating margin increased to 13.6 percent from 13.0 percent over the same periods.  The increase in income from operations was primarily due to lower manufacturing costs, including lower depreciation and amortization expense of $2.7 million due primarily to the change in asset depreciable lives, and better operating performance in Europe. These increases were partially offset by a decrease in unit volumes in the U.S. and the financial impact from customer contract renewals and extensions.

Income from operations of the closures business for the third quarter of 2014 increased $4.6 million, or 19.9 percent, as compared to the same period in 2013, while operating margin decreased to 11.5 percent from 12.5 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the operations of Portola which has a lower operating margin rate.

Income from operations of the plastic container business for the third quarter of 2014 increased $4.5 million, or 52.3 percent, as compared to the same period in 2013, and operating margin increased to 8.2 percent from 5.7 percent over the same periods.  These increases were primarily attributable to lower manufacturing costs, including lower depreciation and amortization expense of $2.6 million due primarily to the change in asset depreciable lives and a customer reimbursement for certain historical project costs, and an increase in volumes, partially offset by higher rationalization charges. Rationalization charges were $1.3 million in the third quarter of 2014.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the third quarter of 2014 increased $2.3 million to $19.3 million as compared to the same period in 2013, due to higher weighted average interest rates and higher average outstanding borrowings.

Provision for Income Taxes. The effective tax rate was 35.1 percent for each of the third quarters of 2014 and 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Overview.  Consolidated net sales were $3.0 billion in the first nine months of 2014, representing a 5.6 percent increase as compared to the first nine months of 2013 primarily as a result of the inclusion of net sales from Portola, the pass through of higher raw material costs, the favorable impact of foreign currency translation and a favorable mix of products sold in the plastic container business, partially offset by lower unit volumes and the financial impact of customer contract renewals and extensions in the metal container business. Income from operations for the first nine months of 2014 of $301.7 million increased by $32.8 million, or 12.2 percent, as compared to the same period in 2013 primarily due to lower manufacturing and depreciation expenses, the inclusion of the operations of Portola, better operating performance in the metal container business in Europe, a smaller loss from operations in Venezuela compared to the prior year period and a more favorable mix of products sold in the plastic container business. These increases were partially offset by lower unit volumes and the financial impact of customer contract renewals and extensions in the metal container business and higher rationalization charges. Results for the first nine months of 2014 included rationalization charges of $5.0 million, a loss from operations in Venezuela of $2.6 million and a loss on early extinguishment of debt of $1.5 million. Results for the first nine months of 2013 included rationalization charges of $3.6 million, a loss from operations in Venezuela of $5.3 million, a loss on early extinguishment of debt of $2.1 million and a favorable tax adjustment of $19.7 million primarily as a result of the completion of the IRS audit for periods through 2007. Net income for the first nine months of 2014 was $158.8 million as compared to $162.1 million for the same period in 2013.  Net income per diluted share for the first nine months of 2014 was $2.49 as compared to $2.50 for the same period in 2013.

Net Sales.  The $157.9 million increase in consolidated net sales in the first nine months of 2014 as compared to the first nine months of 2013 was the result of higher net sales in the closures and plastic container businesses, partially offset by a decrease in net sales in the metal container business.

Net sales for the metal container business decreased $11.2 million, or 0.6 percent, in the first nine months of 2014 as compared to the same period in 2013.  This decrease was primarily the result of a decrease in unit volumes of approximately 1 percent and the financial impact of customer contract renewals and extensions, partially offset by the pass through of higher raw material costs and the impact of favorable foreign currency translation of $6.8 million.

Net sales for the closures business increased $159.1 million, or 30.1 percent, in the first nine months of 2014 as compared to the same period in 2013.  This increase was primarily the result of an increase in unit volumes due largely to the inclusion of net sales from Portola and the impact of favorable foreign currency translation of $8.3 million.

Net sales for the plastic container business increased $10.0 million, or 2.0 percent, in the first nine months of 2014 as compared to the same period in 2013.  This increase was primarily due to the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $6.2 million.

Gross Profit.  Gross profit margin increased 0.9 percentage point to 15.9 percent in the first nine months of 2014 as compared to the same period in 2013 for the reasons discussed below in “Income from Operations.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 5.7 percent for the first nine months of 2014 as compared to 5.4 percent for the same period in 2013.  Selling, general and administrative expenses increased $15.8 million to $170.6 million for the first nine months of 2014 as compared to $154.8 million for the same period in 2013 primarily due to the inclusion of expenses from Portola. Selling, general and administrative expenses in the first nine months of 2013 included a $3.0 million charge for the remeasurement of net assets in Venezuela due to a currency devaluation.

Income from Operations.  Income from operations for the first nine months of 2014 increased by $32.8 million, or 12.2 percent, as compared to the first nine months of 2013, and operating margin increased to 10.1 percent from 9.5 percent for the same periods.

Income from operations of the metal container business for the first nine months of 2014 increased $10.0 million, or 5.2 percent, as compared to the same period in 2013, and operating margin increased to 11.2 percent from 10.6 percent over the same periods.  The increase in income from operations was primarily a result of lower manufacturing costs, including lower depreciation and amortization expense of $11.6 million due primarily to the change in asset depreciable lives, improved volumes and better operating performance in Europe and lower rationalization charges. These increases were partially offset by a decrease in unit volumes in the U.S. and the financial impact from customer contract renewals and extensions. Rationalization charges were $1.7 million in the first nine months of 2013.

Income from operations of the closures business for the first nine months of 2014 increased $15.2 million, or 27.4 percent, as compared to the same period in 2013, while operating margin decreased to 10.3 percent from 10.5 percent over the same periods.  The increase in income from operations was primarily attributable to the inclusion of the operations of Portola, which has a lower operating margin rate, and a smaller loss in Venezuela as compared to the prior year period, partially offset by higher rationalization charges. Rationalization charges were $2.7 million and $1.2 million in the first nine months of 2014 and 2013, respectively. The loss from operations in Venezuela was $2.6 million and $5.3 million in the first nine months of 2014 and 2013, respectively. The loss from operations in Venezuela in 2013 included a $3.0 million charge for the remeasurement of net assets due to a currency devaluation.

Income from operations of the plastic container business for the first nine months of 2014 increased $8.5 million, or 28.0 percent, as compared to the same period in 2013, and operating margin increased to 7.8 percent from 6.2 percent over the same periods.  These increases were primarily attributable to lower manufacturing costs, including lower depreciation and amortization expense of $7.7 million due primarily to the change in asset depreciable lives and a customer reimbursement for certain historical project costs, and a more favorable mix of products sold, partially offset by higher rationalization charges. Rationalization charges were $2.3 million and $0.7 million in the first nine months of 2014 and 2013, respectively.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2014 increased $9.1 million to $56.9 million as compared to the same period in 2013, primarily due to higher weighted average interest rates and higher average debt balances. Loss on early extinguishment of debt of $1.5 million in the first nine months of 2014 was a result of the refinancing of our 2011 Credit Facility in January 2014. Loss on early extinguishment of debt of $2.1 million in the first nine months of 2013 was a result of the prepayment of $300.9 million of term debt under our 2011 Credit Facility.

Provision for Income Taxes. The effective tax rate for the first nine months of 2014 was 34.8 percent as compared to 35.0 percent in the same period in 2013, excluding a favorable tax adjustment of $19.7 million primarily as a result of the completion of the IRS audit for periods through 2007.

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

On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into the Credit Agreement. The Credit Agreement provides us with more favorable pricing, significant additional borrowing capacity, longer maturities and greater flexibility as compared to our 2011 Credit Facility. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and our 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of our 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first nine months of 2014.

For the nine months ended September 30, 2014, we used proceeds of $732.2 million from the issuance of long-term debt including under the Credit Agreement, net borrowings of revolving loans of $323.0 million and cash and cash equivalents of $14.6 million to fund the repayment of $753.2 million of long-term debt including the refinancing of our 2011 Credit Facility, net capital expenditures of $93.1 million, decreases in outstanding checks of $86.5 million, cash used in operations of $52.5 million, dividends paid on our common stock of $29.0 million, repurchases of our common stock for $24.7 million, purchases of businesses for $17.7 million, net payments for stock-based compensation issuances of $8.1 million and debt issuance costs of $5.0 million related to the Credit Agreement.

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

At September 30, 2014, we had $335.1 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2014 was $641.2 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $7.7 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively. Additional cash spending under our rationalization plans of approximately $6.7 million is expected within the next twelve months.

You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 included elsewhere in this Quarterly Report.

Change in Depreciable Lives

Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $5.4 million and $16.8 million and net income by $3.5 million and $11.0 million, or $0.06 and $0.17 per diluted share, for the three and nine months ended September 30, 2014, respectively. We currently expect depreciation and amortization expense for the year ending December 31, 2014 to be approximately $155 million as compared to $167.6 million for the year ended December 31, 2013.

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment will be effective for us on January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 included elsewhere in this Quarterly Report.

Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

July 1-31, 2014	—	—	—	$292.4
August 1-31, 2014	112,533	$49.32	112,533	$286.8
September 1-30, 2014	237,930	$47.80	237,930	$275.5

Total	350,463	$48.29	350,463	$275.5

(1) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. Prior to the third quarter of 2014, we had repurchased approximately $7.6 million of our common stock pursuant to such authorization.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 7, 2014	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2014 and 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.