Form 10-K
period 2014-12-31
SILGAN HOLDINGS INC
filed 2015-02-27
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.210 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 6, 2015, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 63,205,987.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We had consolidated net sales of approximately $3.9 billion in 2014. Our products are used for a wide variety of end markets and we operate 87 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal, composite and plastic closures for food and beverage products; and

•
custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products.

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2014 of approximately half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2014, our metal container business had net sales of $2.37 billion (approximately 60.6 percent of our consolidated net sales) and income from operations of $248.7 million (approximately 66.2 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 19 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2014, our closures business had net sales of $882.9 million (approximately 22.6 percent of our consolidated net sales) and income from operations of $75.6 million (approximately 20.1 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 22 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2014, our plastic container business had net sales of $659.2 million (approximately 16.8 percent of our consolidated net sales) and income from operations of $51.5 million (approximately 13.7 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2015 approximately 90 percent of our projected metal container sales in North America, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired thirty-three businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.37 billion in 2014, and have increased our overall share of the metal food container market in the United States from approximately 10 percent in 1987 to approximately half of the market in 2014. Through acquisitions, we have become a leading worldwide manufacturer of closures for food and beverage products, with net sales of $882.9 million in 2014. We have also grown our market position in the plastic container business since 1987, with net sales increasing more than sevenfold to $659.2 million in 2014. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

Acquired Business	Year	Products
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
In September 2014, we acquired the metal container manufacturing assets of Van Can Company, or Van Can, a manufacturer of metal containers in the United States. This acquisition included two metal container manufacturing facilities located in Lancaster, South Carolina and Trenton, Tennessee.
OUR STRATEGY
We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures solutions provider to the food and beverage industry by offering customers an extensive variety of metal, composite and plastic closures, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers and plastic tubes, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support.
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
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our shareholders or for other permitted purposes. In March 2012, we issued $500 million of 5% Senior Notes due 2020, or the 5% Notes, and used part of the proceeds from that issuance to redeem all $250 million of our 7¼% Senior Notes due 2016, or the 7¼% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S., or Öntaş, and the plastic food container operations of Rexam PLC now operating under the name Silgan Plastic Food Containers, or PFC, with cash on hand. In 2013, we used cash on hand, revolving loan borrowings under a previous senior secured credit facility, or our 2011 Credit Facility, and other foreign bank revolving loans to fund repurchases of our common stock for $267.6 million (which included $250.0 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in February 2013), the purchase price for our acquisitions of Portola Packaging, Inc. and its subsidiaries, or Portola, the metal vacuum closures operations in Australia of Amcor Limited, or Amcor Australia Metal Closures, and the U.S. metal vacuum closures operations of Tecnocap S.p.A. and Tecnocap LLC, or Tecnocap U.S. Metal Closures, and the repayment of $300.9 million of term loans under our 2011 Credit Facility. In addition, we issued $300 million of 5½% Senior Notes due 2022, or the 5½% Notes, in September 2013, the net proceeds of which were used to repay revolving loans under our 2011 Credit Facility. In January 2014, we refinanced our 2011 Credit Facility with our new senior secured credit facility, or our Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives. In September 2014, we funded the purchase price for Van Can with cash on hand. On February 9, 2015, we commenced a "modified Dutch auction" tender offer, or the Offer, to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. The Offer will expire, unless extended by us, at 5:00 p.m. Eastern Time on March 10, 2015. We expect to fund the purchase of shares tendered in the Offer from available cash on hand and revolving loan borrowings under our Credit Agreement.
EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH
We intend to continue to increase our market share in our current business lines and related business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations over the last ten years. For example, in September 2014, we acquired the metal container manufacturing assets of Van Can, which expanded and diversified the customer base, geographic presence and product lines of our metal container business in the United States.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 28 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and, most recently, Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately six percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2014, approximately 65 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. We have also made significant capital investments to expand our metal container operations into new developing Eastern countries. For 2015, we announced a project to build a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America. This new facility will allow us to further reduce costs of our metal container business.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products, with leadership positions in the North American and European markets. In 2013 and 2012, we expanded the geographic scope, product offerings and scale of our closures business with the acquisitions of Portola, Amcor Australia Metal Closures, Tecnocap U.S. Metal Closures and Öntaş. We may pursue further consolidation opportunities in the closures markets in which we operate. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures. In making investments for internal growth, we use a disciplined approach to pursue internal growth to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing more than sevenfold to $659.2 million in 2014. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. For 2015, we have begun construction of two new state-of-the-art plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through productivity and cost reduction opportunities. The additional sales and production capacity provided through acquisitions have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2010, we have closed two metal container manufacturing facilities, two closure manufacturing facilities and five plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.
We expect that most future acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling and other benefits from economies of scale and the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved and expect to continue to improve the operating performance of our plant facilities by investing capital for productivity improvements and manufacturing cost reductions. While we have made some of these investments in certain of our plants, more opportunities still exist throughout our system. We will continue to use a disciplined approach to identify these opportunities to generate attractive cash returns.
For 2015, we announced a project to build a new metal food container manufacturing facility in the United States and that we had begun construction of two new plastic container manufacturing facilities in the United States. These three new facilities will be strategically located to meet the needs of our customers. In addition to optimizing freight and logistical costs, we expect that these three new facilities will allow us to further reduce costs and rationalize our manufacturing footprint.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—60.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2014
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2014 of approximately half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, coffee, seafood, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2014, our metal container business had net sales of $2.37 billion (approximately 60.6 percent of our consolidated net sales) and income from operations of $248.7 million (approximately 66.2 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected North American metal container sales in 2015 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are processed at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, such as our recent acquisition of Van Can, and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. For 2015, we announced a project to build a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America. This new facility will allow us to further reduce costs of our metal container business.
CLOSURES—22.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2014
We are a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 19 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2014, our closures business had net sales of $882.9 million (approximately 22.6 percent of our consolidated net sales) and income from operations of $75.6 million (approximately 20.1 percent of our consolidated income from operations excluding corporate expense).
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
PLASTIC CONTAINERS—16.8 PERCENT OF OUR CONSOLIDATED NET SALES IN 2014
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. Through our acquisition of PFC, we are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 22 plastic container manufacturing facilities in the United States and Canada. For 2014, our plastic container business had net sales of $659.2 million (approximately 16.8 percent of our consolidated net sales) and income from operations of $51.5 million (approximately 13.7 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing more than sevenfold.
We manufacture custom designed and stock plastic containers for personal care and health care products, including containers for mouthwash, shampoos, conditioners, hand creams, lotions, liquid soap, respiratory and gastrointestinal products, cosmetics and toiletries; food and beverage products, including peanut butter, salad dressings, condiments, dairy products, powdered drink mixes and liquor; household and industrial chemical products, including containers for scouring cleaners, cleaning agents and lawn, garden and agricultural products; and pharmaceutical products, including containers for tablets and antacids. We also manufacture plastic tubes primarily for personal care products such as skin lotions and hair treatment products, and plastic closures, caps, sifters and fitments for food and household products, including salad dressings, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies. In addition, we manufacture plastic thermoformed barrier and non-barrier bowls and trays for food products, such as soups and other ready-to-eat meals and pet food, as well as thermoformed plastic tubs for personal care and household products, including soft fabric wipes.
Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also have the ability to manufacture decorated plastic tubes for our customers, providing our customers with the ability to satisfy more of their plastic packaging needs through one supplier. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging. For 2015, we have begun construction of two new state-of-the-art plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business.
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
As of February 1, 2015, we operated a total of 87 manufacturing facilities in 22 different countries throughout the world that serve the needs of our customers.
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
We utilize two basic processes to produce plastic closures. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming a plastic closure shell. The shell can include a molded linerless seal or a custom formulated, compression molded sealing system. The shell can then be slit and printed depending on its end use. In the compression molded process, pellets of plastic resin are heated and extruded, and then compressed to form a plastic closure shell. The shell can include a molded linerless seal or a custom formulated, compression molded sealing system. The shell can then be slit and printed depending on its end use. In either process, the shell can also be lined with foil seal systems formulated for its end use.
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
Our metal container supply arrangements with our customers in the United States provide for the pass through of changes in our metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through increases in our metal costs. In Europe, most supply arrangements are negotiated annually, and we generally pass along changes in our raw material costs to customers. Although no assurances can be given, we expect to be able to purchase sufficient quantities of metal to timely meet all of our customers’ requirements in 2015.
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
Approximately 12 percent of our consolidated net sales were to Nestlé in each of 2014, 2013 and 2012. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2014 of approximately half of the market. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world, which includes several new facilities in developing Eastern countries. Our largest customers for these products include Campbell, ConAgra Foods, Inc., Del Monte, General Mills, Inc., H.J. Heinz Company, Hormel Foods Corporation, or Hormel, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Stanislaus Food Products Company and TreeHouse Foods, Inc.
We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected North American metal container sales in 2015 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2014 were $426.2 million. We have a supply agreement with Nestlé for a substantial portion of the metal food containers we supply Nestlé, which agreement runs through December 2019. In September 2011, we acquired Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a long-term supply agreement with Nestlé that runs through December 2021 for the steel container volume previously manufactured by Purina Steel Can. In addition to these supply agreements, other metal food containers that we sell to Nestlé are supplied pursuant to a shorter-term supply agreement. Each of these supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas.
Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. You should also read “Risk Factors—The seasonality of the fruit and vegetable packing industry causes us to incur short-term debt” included elsewhere in this Annual Report.
CLOSURES BUSINESS
We are a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. We have 19 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.

Our largest customers of our closures business include Andros Group, Grupo Lala and its affiliated entities including Borden Dairy Company, Inc., Campbell, The Coca-Cola Company, Dean Foods Company, Dr Pepper Snapple Group, Inc., Heinz Group, Hipp GmbH & CoKG, The J.M. Smucker Company, The Kroger Co., MillerCoors LLC, Nestlé Group, PepsiCo Inc., TreeHouse Foods, Inc. and Unilever N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
In addition, we license our technology to five other manufacturers who supply products in China, India, Israel, South Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.
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
Our largest customers for our plastic container business include Bayer AG, Berlin Packaging LLC, Campbell, ConAgra Foods, Inc., General Mills, Inc., Johnson & Johnson, Kraft Foods, Inc., Mars, Incorporated, McCormick & Company, Inc., The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods, Inc., TricorBraun and Vi-Jon Laboratories, Inc.
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
METAL CONTAINER BUSINESS
Of the commercial metal container manufacturers, Ardagh Group, Ball Corporation and Crown Holdings, Inc. are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.
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
PLASTIC CONTAINER BUSINESS
Our plastic container business competes with a number of large national producers of plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. These competitors include Alpha Plastics, Inc., Alpla-Werke Alwin Lehner GmbH & Co., Amcor PET Packaging, Berry Plastics Corporation, CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Graham Packaging Company Inc. (part of Rank Group Limited) and Plastipak Packaging Inc. To compete effectively in the constantly changing market for plastic containers, tubes and closures, we must remain current with, and to some extent anticipate, innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers, tubes and closures.
EMPLOYEES
As of December 31, 2014, we employed approximately 2,400 salaried and 6,800 hourly employees on a full-time basis. Approximately 41 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2014, Campbell provided us with approximately 110 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2015 and 2018. As of December 31, 2014, contracts covering approximately 13 percent of our hourly employees in the United States and Canada will expire during 2015. We expect no significant changes in our relations with these unions.
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
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Financial and other information by segment and relating to geographic areas for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report.
For the year ended December 31, 2014, our foreign operations for all our businesses generated $885.4 million of net sales, which represents approximately 23 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.
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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2014, we had $1,599.0 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, after taking into account letters of credit of $23.0 million, we have up to $962.6 million and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2014, we paid $69.7 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2014, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2014 interest expense by an aggregate of approximately $8.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2014.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 5% Notes and the 5½% Notes do not prohibit us from incurring additional indebtedness.
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
Approximately 90 percent of our North American metal container sales, a majority of sales of our domestic closures operations and a majority of sales of our plastic container business in 2014 were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2015. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal. For example, unit volumes in 2014 in our metal container business were negatively impacted by poor vegetable pack conditions in the midwest of the United States.

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
Through our experience integrating our acquisitions, we have learned that, depending upon the size of the acquisition, it can take us up to two to three years to completely integrate an acquired business into our operations and systems and realize the full benefit of the integration. During the early part of this integration period, the operating results of an acquired business may decrease from results attained prior to the acquisition due to costs, delays or other challenges that arise when integrating the acquired business. In addition, we may not be able to achieve potential synergies or maintain the levels of revenue, earnings or operating efficiency that each business had achieved or might achieve separately. Moreover, indebtedness incurred to fund acquisitions could adversely affect our liquidity and financial stability.
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

PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2014, we employed approximately 6,800 hourly employees on a full-time basis. Approximately 41 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2015 and 2018. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $885.4 million, or approximately 23 percent, of our consolidated net sales in 2014. As of February 1, 2015, we have a total of 28 manufacturing facilities in a total of 20 countries in Europe, Asia, South America and Central America, serving customers in over 90 countries worldwide, including several new manufacturing facilities in developing Eastern countries for our metal container business. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including countries located in Europe, Asia, South America and Central America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty in Europe and the geopolitical disruptions in the Ukraine, Russia and the Middle East and related adverse economic conditions may have an adverse effect on our results of operations and financial condition. Additionally, we shut down our closures manufacturing facility in Venezuela in the fourth quarter of 2014 because our operations in Venezuela were unable to import raw materials on a regular basis due to the ongoing unstable political environment and an increasingly restrictive monetary policy.
Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries in a tax efficient manner;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	application of the Foreign Corrupt Practices Act and similar laws;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.
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
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees.  Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make additional contributions to such plan in respect of the unfunded accrued benefits of such plan, which unfunded accrued benefits could be significant.  Such additional contributions could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we participate have a funded status of less than 65 percent.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $630.3 million of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2014. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2014, Messrs. Silver and Horrigan beneficially owned an aggregate of 19,449,382 shares of our common stock, or approximately 31 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for our metal container business are located at 21800 Oxnard Street, Woodland Hills, California 91367 and Landskrongasse 5/1, 1010 Vienna, Austria; the administrative headquarters and principal places of business for our closures business are located at 1140 31st Street, Downers Grove, Illinois 60515 and North 88, Riesstrasse 16, 80992 Munich, Germany; and the administrative headquarters and principal place of business for our plastic container business is located at 14515 N. Outer Forty, Chesterfield, Missouri 63017. We lease all of these offices.
We own and lease properties for use in the ordinary course of business. The properties consist primarily of 46 operating facilities for the metal container business, 19 operating facilities for the closures business and 22 operating facilities for the plastic container business. We own 49 of these facilities and lease 38. The leases expire at various times through 2029. Some of these leases provide renewal options as well as various purchase options.

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2015 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	217,600	(leased)
Hoopeston, IL	323,600
Rochelle, IL	295,900	(75,000 leased)
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
LaPorte, IN	144,000	(leased)
Ft. Dodge, IA	232,400	(leased)
Ft. Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	225,700	(leased)
Napoleon, OH	302,100	(leased)
Lancaster, SC	58,100
Trenton, TN	96,300	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	86,800	(leased)
Waupun, WI	212,000
Mitterdorf im Murtzal, Austria	192,000
Grodno, Belarus	72,000	(leased)
Leipzig, Germany	190,000
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	309,000
Skydra, Greece	200,000
Wadi al Rayan, Jordan	215,000
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	82,000
Tczew, Poland	116,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	77,000
Nove-Mesto nad Vahom, Slovakia	370,000	(86,000 leased)
Ljubljana-Zalog, Slovenia	145,000
Izmir, Turkey	170,000
Brovary, Ukraine	80,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2015 for our closures business:

Location	Approximate Building Area (square feet)
Tolleson, AZ	115,000	(leased)
Athens, GA	222,200	(leased)
Champaign, IL	254,600	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	80,300
West Hazleton, PA	151,500	(leased)
Kingsport, TN	100,000
Pocos de Caldas, Brazil	39,800
Shanghai, China	49,400
Louny, Czech Republic	56,800	(leased)
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	155,500
Guadalajara, Mexico	80,000	(leased)
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	49,800
Torello, Spain	71,900	(leased)
Doncaster, United Kingdom	80,000	(leased)
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2015 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	146,000
Monroe, GA	117,000
Flora, IL	56,400
Woodstock, IL	129,800	(leased)
Ligonier, IN	469,000	(276,000 leased)
Seymour, IN	406,000
Franklin, KY	122,000	(leased)
Cape Girardeau, MO	119,600	(leased)
Union, MO	195,000
Penn Yan, NY	103,000
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Edmonton, Alberta	55,600	(leased)
Richmond, British Columbia	49,200	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)
Montreal, Quebec	43,500	(leased)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2015, we had 43 holders of record of our common stock.
We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2014, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.14 per share to $0.15 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2014
First Quarter	$49.52	$44.55	$0.15
Second Quarter	50.82	48.66	0.15
Third Quarter	51.54	47.00	0.15
Fourth Quarter	54.89	46.52	0.15
	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2013
First Quarter	$48.47	$41.98	$0.14
Second Quarter	49.36	46.35	0.14
Third Quarter	50.35	46.86	0.14
Fourth Quarter	48.68	44.61	0.14
ISSUER PURCHASES OF EQUITY SECURITIES
On February 28, 2014, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, by various means from time to time through and including December 31, 2019. Pursuant to this authorization, we repurchased an aggregate of 506,167 shares of our common stock in the second and third quarters of 2014 at an average price per share of $48.49, for a total purchase price of $24.5 million. We did not repurchase any of our equity securities during the fourth quarter of 2014. At December 31, 2014, we had approximately $275.5 million remaining under this authorization for the repurchase of our common stock.
On February 9, 2015, we commenced the Offer to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. The Offer will expire, unless extended by us, at 5:00 p.m. Eastern Time on March 10, 2015. We expect to fund the purchase of shares tendered in the Offer from available cash on hand and revolving loan borrowings under our Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2014. Our consolidated financial statements for the five years ended December 31, 2014 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2014(a)	2013(a)	2012(a)	2011(a)	2010(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,911.8	$3,708.5	$3,588.3	$3,509.2	$3,071.5
Cost of goods sold	3,312.0	3,161.3	3,070.7	2,990.6	2,599.1
Gross profit	599.8	547.2	517.6	518.6	472.4
Selling, general and administrative expenses (b)	224.4	211.0	183.4	156.8	166.9
Rationalization charges	14.5	12.0	8.7	7.7	22.2
Income from operations	360.9	324.2	325.5	354.1	283.3
Interest and other debt expense before loss on early extinguishment of debt	74.8	67.4	63.0	63.0	54.1
Loss on early extinguishment of debt	1.5	2.1	38.7	1.0	7.5
Interest and other debt expense	76.3	69.5	101.7	64.0	61.6
Income before income taxes	284.6	254.7	223.8	290.1	221.7
Provision for income taxes	102.2	69.3	72.5	96.9	77.1
Net income	$182.4	$185.4	$151.3	$193.2	$144.6
Per Share Data:
Basic net income per share	$2.88	$2.89	$2.18	$2.76	$1.91
Diluted net income per share	$2.86	$2.87	$2.17	$2.75	$1.89
Dividends per share	$0.60	$0.56	$0.48	$0.44	$0.42
Selected Segment Data:
Net sales:
Metal containers	$2,369.7	$2,341.4	$2,293.7	$2,211.5	$1,864.1
Closures	882.9	720.1	680.1	687.8	618.8
Plastic containers	659.2	647.0	614.5	609.9	588.6
Income from operations:
Metal containers (c)	248.7	236.3	231.5	256.3	232.6
Closures (d)	75.6	63.0	73.1	75.9	58.6
Plastic containers (e)	51.5	38.6	30.8	12.6	10.3

Selected Financial Data

	Year Ended December 31,
	2014(a)	2013(a)	2012(a)	2011(a)	2010(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$140.5	$103.1	$119.2	$173.0	$105.4
Depreciation and amortization (f)	148.1	167.6	165.0	158.8	142.9
Net cash provided by operating activities	345.0	350.7	351.7	359.6	187.3
Net cash used in investing activities	(156.9)	(376.4)	(436.8)	(459.8)	(151.8)
Net cash (used in) provided by financing activities	(126.0)	(279.4)	153.6	322.1	(166.1)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$222.6	$160.5	$465.6	$397.1	$175.2
Goodwill	630.3	651.0	510.8	389.9	324.8
Total assets	3,303.9	3,321.1	3,293.5	2,979.1	2,176.0
Total debt	1,599.0	1,703.8	1,671.3	1,376.3	904.7
Stockholders’ equity	710.0	713.8	753.6	658.0	553.6
Notes to Selected Financial Data

(a)
In September 2014, we acquired the metal container assets of Van Can. In October 2013, we acquired Portola. In 2013, we also acquired Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures. In August 2012, we acquired PFC, the plastic food container operations of Rexam PLC. In 2012, we also acquired Öntaş. In 2011, we acquired the metal container operations of Vogel & Noot Holding AG in Central and Eastern Europe, the twist-off metal closures operations of DGS S.A. in Poland and Purina Steel Can, Nestlé's steel container self-manufacturing assets, in the United States. In November 2010, we acquired IPEC Global, Inc.

(b)
Selling, general and administrative expenses include income of $25.2 million in 2011 for proceeds of $39.5 million received as a result of the termination of the merger agreement with Graham Packaging Company Inc., net of costs associated with certain corporate development activities, and costs attributable to announced acquisitions of $0.5 million, $1.5 million, $1.5 million and $2.7 million in 2014, 2013, 2012 and 2010, respectively.

(c)
Income from operations of the metal container business includes rationalization (credits) charges of $(0.4) million, $2.5 million, $2.5 million, $1.4 million and $0.7 million in 2014, 2013, 2012, 2011 and 2010, respectively. Income from operations of the metal container business also includes new plant start-up costs of $0.8 million and $6.4 million in 2013 and 2012, respectively, and a charge for the resolution of a past product liability dispute of $3.3 million in 2011.

(d)
Income from operations of the closures business includes rationalization charges of $12.2 million, $5.6 million, $2.9 million, $1.8 million and $9.2 million in 2014, 2013, 2012, 2011 and 2010, respectively, and (loss) income from operations in Venezuela of $(3.1) million, $(2.9) million, $5.1 million, $1.6 million and $(2.2) million in 2014, 2013, 2012, 2011 and 2010, respectively. The loss from operations in Venezuela in 2013 and 2010 included a charge for the remeasurement of net assets due to currency devaluations of $3.0 million and $3.2 million, respectively.

(e)
Income from operations of the plastic container business includes rationalization charges of $2.7 million, $3.9 million, $3.3 million, $4.0 million and $12.3 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(f)
Depreciation and amortization excludes amortization of debt discount and issuance costs. In 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Change in Depreciable Lives” included elsewhere in this Annual Report for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2014. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for shelf-stable food and other consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic closures for food and beverage products; and custom designed plastic containers, tubes and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share for the year ended December 31, 2014 of approximately half of the market in the United States, a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
SALES GROWTH
We have increased net sales and market share in our metal container, closures and plastic container businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines. For example, in September 2014, we acquired the metal container manufacturing assets of Van Can.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 28 years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and, most recently, Purina Steel Can reflect this trend. We estimate that approximately six percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2014, approximately 65 percent of our metal food containers sold had an easy-open end. We expect to further enhance our metal container business through our Can Vision 2020SM program, which is intended to further the competitive advantages of metal packaging for food. For 2015, we announced a project to build a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America. This new facility will allow us to further reduce costs of our metal container business.
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

We have improved the market position of our plastic container business since 1987, with net sales increasing more than sevenfold to $659.2 million in 2014. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. For 2015, we have begun construction of two new state-of-the-art plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements and manufacturing cost reductions. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2010, we have closed two metal container manufacturing facilities, two closure manufacturing facilities and five plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In addition, we have consolidated various positions in our corporate offices across all businesses to further enhance profitability.
We have also invested substantial capital in the past several years for new market opportunities and value-added products such as new Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. We have also made significant capital investments to expand into new developing Eastern countries. Over the past five years, we have invested $641.2 million in capital to invest in new market opportunities, maintain our market position, improve our productivity and reduce our manufacturing costs. For 2015, we announced a project to build a new metal food container manufacturing facility in the United States and that we had begun construction of two new plastic container manufacturing facilities in the United States. These three new facilities will be strategically located to meet the needs of our customers. In addition to optimizing freight and logistical costs, we expect that these three new facilities will allow us to further reduce costs and rationalize our manufacturing footprint.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2015 approximately 90 percent of our projected North American metal container sales, a majority of our projected closures sales in the United States and a majority of our projected plastic container sales will be under multi-year arrangements.
Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. Under our supply arrangements in the United States, we were able to adjust prices to pass through changes in metal costs. For our non-contract domestic customers, we have also generally increased prices to pass through higher metal costs. In Europe, our businesses have had long-term relationships with many of their customers and we have generally increased prices to pass through higher metal costs, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis. Resin prices have also fluctuated significantly in the past few years, and we have been able to pass through changes in resin costs in accordance with our supply arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our shareholders or for other permitted purposes. In March 2012, we issued $500 million of the 5% Notes and used part of the proceeds from that issuance to redeem all $250 million of the 7¼% Notes. In 2012, we also funded repurchases of our common stock for $34.1 million and the purchase price for our acquisitions of Öntaş and PFC with cash on hand. In 2013, we used cash on hand, revolving loan borrowings under our 2011 Credit Facility and other foreign bank revolving loans to fund repurchases of our common stock for $267.6 million (which included $250.0 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in February 2013), the purchase price for our acquisitions of Portola, Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures and the repayment of $300.9 million of term loans under our 2011 Credit Facility. In addition, we issued $300 million of the 5½% Notes in September 2013, the net proceeds of which were used to repay revolving loans under our 2011 Credit Facility. In January 2014, we refinanced our 2011 Credit Facility with our Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives. In September 2014, we funded the purchase price for Van Can with cash on hand. On February 9, 2015, we commenced the Offer to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. The Offer will expire, unless extended by us, at 5:00 p.m. Eastern Time on March 10, 2015. We expect to fund the purchase of shares tendered in the Offer from available cash on hand and revolving loan borrowings under our Credit Agreement.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2014 we had $632.0 million of indebtedness, or 40 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2014, 2013 and 2012, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 20.7 percent, 20.8 percent and 19.4 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2014 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012
Operating Data:
Net sales:
Metal containers	60.6%	63.1%	63.9%
Closures	22.6	19.4	19.0
Plastic containers	16.8	17.5	17.1
Consolidated	100.0	100.0	100.0
Cost of goods sold	84.7	85.3	85.6
Gross profit	15.3	14.7	14.4
Selling, general and administrative expenses	5.7	5.7	5.1
Rationalization charges	0.4	0.3	0.2
Income from operations	9.2	8.7	9.1
Interest and other debt expense	1.9	1.8	2.9
Income before income taxes	7.3	6.9	6.2
Provision for income taxes	2.6	1.9	2.0
Net income	4.7%	5.0%	4.2%
Summary results for our business segments for the years ended December 31, 2014, 2013 and 2012 are provided below.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net sales:
Metal containers	$2,369.7	$2,341.4	$2,293.7
Closures	882.9	720.1	680.1
Plastic containers	659.2	647.0	614.5
Consolidated	$3,911.8	$3,708.5	$3,588.3
Income from operations:
Metal containers(1)	$248.7	$236.3	$231.5
Closures(2)	75.6	63.0	73.1
Plastic containers(3)	51.5	38.6	30.8
Corporate(4)	(14.9)	(13.7)	(9.9)
Consolidated	$360.9	$324.2	$325.5
______________________

(1)
Includes rationalization credits of $0.4 million in 2014 and rationalization charges of $2.5 million in each of 2013 and 2012, and new plant start-up costs of $0.8 million and $6.4 million in 2013 and 2012, respectively.

(2)
Includes rationalization charges of $12.2 million, $5.6 million and $2.9 million in 2014, 2013 and 2012, respectively, and (loss) income from operations in Venezuela of $(3.1) million, $(2.9) million and $5.1 million in 2014, 2013 and 2012, respectively. The loss from operations in Venezuela in 2013 included a charge of $3.0 million for the remeasurement of net assets due to a currency devaluation.

(3)	Includes rationalization charges of $2.7 million, $3.9 million and $3.3 million in 2014, 2013 and 2012, respectively.

(4)	Includes costs attributable to announced acquisitions of $0.5 million, $1.5 million and $1.5 million in 2014, 2013 and 2012, respectively.

YEAR ENDED DECEMBER 31, 2014 COMPARED WITH YEAR ENDED DECEMBER 31, 2013
Overview. Consolidated net sales were $3.91 billion in 2014, representing a 5.5 percent increase as compared to 2013 primarily due to the inclusion of net sales from Portola and Van Can, the pass through of higher raw material costs and a favorable mix of products sold in the plastic container business, partially offset by the financial impact of customer contract renewals and extensions in the metal container business and the impact of unfavorable foreign currency translation. Income from operations for 2014 increased by $36.7 million, or 11.3 percent, as compared to 2013 primarily as a result of lower manufacturing and depreciation expenses, the inclusion of Portola, better operating performance in the metal container business in Europe, a customer reimbursement for certain historical project costs in the plastic container business and a more favorable mix of products sold in the plastic container business. These increases were partially offset by the financial impact from customer contract renewals and extensions in the metal container business and higher rationalization charges. Results for 2014 and 2013 included rationalization charges of $14.5 million and $12.0 million, respectively, a loss from operations in Venezuela of $3.1 million and $2.9 million, respectively, and a loss on early extinguishment of debt of $1.5 million and $2.1 million, respectively. Net income in 2014 was $182.4 million as compared to $185.4 million in 2013.
Net Sales. The $203.3 million increase in consolidated net sales in 2014 as compared to 2013 was due to higher net sales across all of our businesses.
Net sales for the metal container business increased $28.3 million, or 1.2 percent, in 2014 as compared to the same period in 2013. This increase was primarily a result of the impact of the pass through of higher raw material and other manufacturing costs, partially offset by the financial impact from a large number of significantly longer-term customer contract renewals and extensions. Unit volumes were relatively flat versus the prior year as a strong European fruit and vegetable pack and volumes associated with the Van Can operations acquired in September 2014 were offset by declines in the core vegetable and soup markets in the United States.
Net sales for the closures business in 2014 increased $162.8 million, or 22.6 percent, as compared to the same period in 2013. This increase was primarily the result of an increase in unit volumes largely due to the inclusion of net sales from Portola.
Net sales for the plastic container business in 2014 increased $12.2 million, or 1.9 percent, as compared to the same period in 2013. This increase was primarily due to the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $8.4 million.
Gross Profit. Gross profit margin increased 0.6 percentage points to 15.3 percent in 2014 as compared to 14.7 percent in 2013 for the reasons discussed below in “Income from Operations.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 5.7 percent in 2014 as compared to 2013. Selling, general and administrative expenses increased $13.4 million in 2014 as compared to 2013 due primarily to the inclusion of expenses from Portola. Selling, general and administrative expenses for 2013 included a $3.0 million charge for the remeasurement of net assets in Venezuela due to a currency devaluation.
Income from Operations. Income from operations for 2014 increased by $36.7 million as compared to 2013, and operating margin increased to 9.2 percent from 8.7 percent over the same periods. These increases were principally due to higher income from operations across all businesses. Income from operations in 2014 and 2013 included rationalization charges of $14.5 million and $12.0 million, respectively.
Income from operations of the metal container business for 2014 increased $12.4 million, or 5.2 percent, as compared to 2013, and operating margin increased to 10.5 percent from 10.1 percent over the same periods. The increase in income from operations was primarily due to lower manufacturing costs, including lower depreciation and amortization expense of $14.8 million due primarily to the change in asset depreciable lives, better operating performance in Europe due in part to higher unit volumes and rationalization credits in 2014 as compared to rationalization charges in 2013. These increases were partially offset by the financial impact from customer contract renewals and extensions and a decrease in unit volumes in the United States. Rationalization credits were $0.4 million in 2014, and rationalization charges were $2.5 million in 2013.
Income from operations of the closures business for 2014 increased $12.6 million, or 20.0 percent, as compared to the same period in 2013, while operating margin decreased slightly to 8.6 percent from 8.7 percent over the same periods. The increase in income from operations was primarily attributable to the inclusion of Portola, partially offset by higher rationalization charges. Rationalization charges of $12.2 million in 2014 were primarily related to the shutdown of the manufacturing facility in Venezuela and headcount reductions in Europe. Rationalization charges were $5.6 million in 2013. The loss from operations in Venezuela was $3.1 million and $2.9 million in 2014 and 2013, respectively. The loss from operations in Venezuela in 2013 included a $3.0 million charge for the remeasurement of net assets due to a currency devaluation.
Income from operations of the plastic container business for 2014 increased $12.9 million, or 33.4 percent, as compared to 2013, and operating margin increased to 7.8 percent from 6.0 percent over the same periods. These increases were primarily attributable to lower manufacturing costs, including lower depreciation and amortization expense of $10.5 million due primarily to the change in asset depreciable lives and a customer reimbursement for certain historical project costs, a more favorable mix of products sold and lower rationalization charges. Rationalization charges were $2.7 million and $3.9 million in 2014 and 2013, respectively.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2014 increased $7.4 million as compared to 2013 primarily due to higher weighted average interest rates and higher average outstanding borrowings. The loss on early extinguishment of debt of $1.5 million in 2014 was a result of the refinancing of our 2011 Credit Facility in January 2014, while the loss on early extinguishment of debt of $2.1 million in 2013 was a result of the prepayment of $300.9 million of bank term debt under our 2011 Credit Facility.
Provision for Income Taxes. The effective tax rate for 2014 was 35.9 percent, as compared to 35.0 percent for 2013 which excludes a $19.7 million favorable tax adjustment primarily related to the completion of the Internal Revenue Service, or IRS, audits for periods through 2007. The effective tax rate for 2014 was unfavorably impacted by nondeductible rationalization expenses and the write-off of deferred tax assets, each resulting from the shutdown of the Venezuela manufacturing facility, partially offset by the favorable impact from the expected realization of certain foreign tax benefits.
YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012
Overview. Consolidated net sales were $3.71 billion in 2013, representing a 3.3 percent increase as compared to 2012 primarily due to the inclusion of net sales from operations acquired in 2013 and 2012, the impact of favorable foreign currency translation, higher unit volumes in the metal container business, higher average selling prices due to the pass through of higher raw material costs in all of our businesses and a more favorable mix of products sold in the plastic container business. These increases were partially offset by lower volumes in our legacy closures and plastic container operations. Income from operations for 2013 decreased by $1.3 million, or 0.4 percent, as compared to 2012 primarily as a result of a loss from operations in Venezuela in 2013 of $2.9 million as compared to income from operations in Venezuela of $5.1 million in 2012, lower unit volumes in the legacy closures and plastic container operations, continued economic challenges in Europe, the impact of under absorbed operating costs at the new metal container facilities in Eastern Europe and the Middle East, a less favorable mix of products sold in the metal container business, higher rationalization charges, the unfavorable comparison of the year-over-year resin pass through lag effect in the plastic container business and higher corporate expenses. These decreases were partially offset by the inclusion of operations acquired in 2013 and 2012, higher unit volumes in the metal container business, improved manufacturing efficiencies across all of our businesses, a more favorable mix of products sold in the plastic container business and lower new plant start-up costs in the metal container business. Results for 2013 and 2012 included rationalization charges of $12.0 million and $8.7 million, respectively, and a loss on early extinguishment of debt of $2.1 million and $38.7 million, respectively. Net income in 2013 was $185.4 million as compared to $151.3 million in 2012.
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
Income from operations of the closures business for 2013 decreased $10.1 million, or 13.8 percent, as compared to the same period in 2012, and operating margin decreased to 8.7 percent from 10.7 percent over the same periods. These decreases were primarily attributable to a loss from operations in Venezuela in 2013 of $2.9 million as compared to income from operations in Venezuela of $5.1 million in 2012, lower unit volumes in the legacy closures operations and higher rationalization charges, partially offset by improved manufacturing efficiencies. In addition, operating margin was unfavorably impacted by the write-up of inventory of Portola for purchase accounting. Rationalization charges were $5.6 million and $2.9 million in 2013 and 2012, respectively. The loss from operations in Venezuela in 2013 included a $3.0 million charge for the remeasurement of net assets due to a currency devaluation.
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

Provision for Income Taxes. The effective tax rate for 2013 was 35.0 percent, excluding a $19.7 million favorable tax adjustment primarily related to the completion of IRS audits for periods through 2007, as compared to 32.4 percent for 2012. The effective tax rate for 2013 was unfavorably impacted by the cumulative adjustment of increases in enacted tax rates in certain foreign countries, the nondeductible portion of the charge for the remeasurement of net assets in the Venezuela closures operations and the geographic distribution of international income. The effective tax rate for 2012 was favorably impacted by changes to statutory tax rates enacted in certain jurisdictions and the resolution of certain issues with tax authorities.
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
On January 14, 2014, we completed the refinancing of our 2011 Credit Facility by entering into our Credit Agreement. Under our Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under our Credit Agreement refinanced the term loans under our 2011 Credit Facility. The Term Loans consisted of $365 million of U.S. term loans, Cdn $70 million of Canadian term loans and €220 million of Euro term loans. The Term Loans mature on January 14, 2020, and principal on the Term Loans is required to be repaid in scheduled annual installments as provided in our Credit Agreement beginning in December 2015. The revolving loans, or the Revolving Loans, consist of a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million Canadian revolving loan facility. We may use Revolving Loans under our Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on January 14, 2019. Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may be used to finance acquisitions and for other permitted purposes. All amounts owed under our 2011 Credit Facility were repaid on January 14, 2014 with proceeds from our Credit Agreement, and our 2011 Credit Facility was terminated. As a result of the refinancing of our 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million in the first quarter of 2014.

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
In 2014, we used proceeds from the issuance of long-term debt of $733.6 million and cash provided by operating activities of $345.0 million to fund the repayment of long-term debt of $754.8 million (including the refinancing of our 2011 Credit Facility), net capital expenditures of $139.2 million, dividends paid on our common stock of $38.6 million, repurchases of our common stock of $24.7 million, net repayments of revolving loans of $24.6 million, purchases of businesses for $17.7 million, net payments for stock-based compensation issuances of $8.2 million, debt issuance costs of $5.0 million related to our Credit Agreement and decreases in outstanding checks of $3.7 million and to increase cash and cash equivalents by $62.1 million.
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
At December 31, 2014, we had $1,599.0 million of total consolidated indebtedness and $222.6 million of cash and cash equivalents on hand, which included $62.2 million of cash and cash equivalents on hand in foreign countries. In addition, at December 31, 2014, we had outstanding letters of credit of $23.0 million and no outstanding revolving loan borrowings under our Credit Agreement.
Under our Credit Agreement, we have available to us revolving loans consisting of $985.6 million under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity in January 2019. At December 31, 2014, there were no revolving loans outstanding under our Credit Agreement. After taking into account letters of credit of $23.0 million, borrowings available under the revolving loan facilities of our Credit Agreement were $962.6 million and Cdn $15.0 million on December 31, 2014. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2015, we expect to fund our seasonal working capital requirements with revolving loans under our Credit Agreement, foreign bank loans and cash on hand. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing and repurchases of other debt.
On February 28, 2014, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, by various means from time to time through and including December 31, 2019. Pursuant to this authorization and previous authorizations, we repurchased a total of 508,667 shares of our common stock in 2014 at an average price per share of $48.47, for a total purchase price of $24.7 million; 354,154 shares of our common stock in 2013 at an average price per share of $46.90, for a total purchase price of $16.6 million; and 805,346 shares of our common stock in 2012 at an average price per share of $42.33, for a total purchase price of $34.1 million. In addition, we completed a "modified Dutch auction" tender offer on February 8, 2013 pursuant to which we repurchased 5,524,861 shares of our common stock from our stockholders at a price of $45.25 per share, for a total purchase price of $250.0 million. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in that tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million, in that tender offer. At December 31, 2014, we had approximately $275.5 million remaining for the repurchase of our common stock under the February 28, 2014 authorization. On February 9, 2015, we commenced the Offer to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. The Offer will expire, unless extended by us, at 5:00 p.m. Eastern

Time on March 10, 2015. We expect to fund the purchase of shares tendered in the Offer from available cash on hand and revolving loan borrowings under our Credit Agreement.
In addition to our operating cash needs and the amounts necessary to fund the Offer, and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•
capital expenditures of approximately $250 million in 2015, which includes amounts for our three recently announced new manufacturing facilities in the United States, and thereafter annual capital expenditures of approximately $120 million to $160 million which may increase as a result of projects emanating out of Can Vision 2020SM;

•
principal amortization payments of bank term loans under our Credit Agreement and other outstanding debt agreements of $125.1 million in 2015, $75.6 million in 2016, $72.2 million in each of 2017 and 2018, $3.0 million in 2019, $950.9 million in 2020 and $300.0 million in 2022;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2014 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 5½% Notes and the 5% Notes;

•	payments of approximately $90 million to $110 million for federal, state and foreign tax liabilities in 2015, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2014.
We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases required under our 2004 Stock Incentive Plan and common stock dividends for the foreseeable future and to fund amounts necessary for the Offer. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition.
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 5½% Notes and the 5% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2015 with all of these covenants.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $11.8 million, $6.9 million and $6.6 million in 2014, 2013 and 2012, respectively. Additional cash spending under our rationalization plans of approximately $11.1 million is expected primarily in 2015. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2014 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$1,599.0	$125.1	$147.8	$75.2	$1,250.9
Interest on fixed rate debt	250.6	42.3	84.1	83.5	40.7
Interest on variable rate debt(1)	58.7	17.1	24.1	17.2	0.3
Operating lease obligations	166.0	34.4	50.7	30.6	50.3
Purchase obligations(2)	4.4	4.4	—	—	—
Other postretirement benefit obligations(3)	26.2	3.1	5.6	5.3	12.2
Total(4)	$2,104.9	$226.4	$312.3	$211.8	$1,354.4
 ______________________

(1)
These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2014.

(2)	Purchase obligations represent commitments for capital expenditures of $4.4 million. Obligations that are cancelable without penalty are excluded.

(3)	Other postretirement benefit obligations have been actuarially determined through the year 2024.

(4)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2015.
At December 31, 2014, we also had outstanding letters of credit of $23.0 million that were issued under our Credit Agreement.
You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2014, we had $1,599.0 million of indebtedness outstanding, of which $632.0 million bore interest at floating rates, after taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 0.75 percent to 1.64 percent and receive floating rates of interest based on three month LIBOR. These agreements mature as follows: $50.0 million notional principal amount in 2015 and $100.0 million notional principal amount in 2017. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.
CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2014 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.6 million. For 2014, we decreased our domestic discount rate from 4.9 percent to 4.1 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $1.9 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2015. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report.
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
CHANGE IN DEPRECIABLE LIVES
Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $21.9 million and net income by $14.0 million, or $0.22 per diluted share, for the year ended December 31, 2014.
NEW ACCOUNTING PRONOUNCEMENT
In May 2014, the Financial Accounting Standards Board issued an accounting standards update that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment will be effective for us on January 1, 2017. Early adoption of this amendment is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to effect cost reduction initiatives and realize benefits from capital investments; our ability to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; significant increases in the costs of health care benefits in the United States; the adoption of new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2014 and 2013, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 44 percent and 55 percent of our average outstanding total debt, respectively. At December 31, 2014, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 40 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit

Agreement. You should also read Notes 4, 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.
Based on the average outstanding amount of our variable rate indebtedness in 2014, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2014 interest expense by an aggregate of approximately $8.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2014.
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
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2014 and 2013, we entered into natural gas swap agreements to hedge approximately 6 percent and 27 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2014, we had entered into natural gas swap agreements to hedge approximately 23 percent of our expected 2015 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2014 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.
Based on our natural gas usage in 2014, a ten percent change in natural gas costs would have impacted our 2014 cost of goods sold by approximately $2.5 million, after taking into account our natural gas swap agreements.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Silgan Holdings Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
February 27, 2015
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2015.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2015.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2015.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2015.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	F-36
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

10.2
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

+10.3
Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.4
Employment Agreement dated June 30, 2004 between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.5
Employment Agreement dated October 1, 2007 between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.6
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

+10.8
Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.9
Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.10
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

+10.12
Second Amendment to the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated May 29, 2009, Commission File No. 000-22117).

+10.13
Form of Option Agreement (Employee) under the Silgan Holdings Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.14
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

+10.16
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

Exhibit Number	Description

+10.17
First Amendment to Silgan Containers Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

+10.18
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

+10.20
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

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

14
Code of Ethics applicable to Silgan Holdings’ principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 27, 2015	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver	Co-Chairman of the Board	February 27, 2015
(R. Philip Silver)

/s/ D. Greg Horrigan	Co-Chairman of the Board	February 27, 2015
(D. Greg Horrigan)

/s/ John W. Alden	Director	February 27, 2015
(John W. Alden)

/s/ William C. Jennings	Director	February 27, 2015
(William C. Jennings)

/s/ Joseph M. Jordan	Director	February 27, 2015
(Joseph M. Jordan)

/s/ Edward A. Lapekas	Director	February 27, 2015
(Edward A. Lapekas)

/s/ Anthony J. Allott	President and	February 27, 2015
(Anthony J. Allott)	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Robert B. Lewis	Executive Vice President and	February 27, 2015
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Silgan Holdings Inc.
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
February 27, 2015

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in thousands, except share and per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$222,591	$160,463
Trade accounts receivable, less allowances of $5,497 and $5,717, respectively	310,732	333,041
Inventories	548,765	515,570
Prepaid expenses and other current assets	75,744	73,374
Total current assets	1,157,832	1,082,448
Property, plant and equipment, net	1,063,631	1,118,443
Goodwill	630,262	651,049
Other intangible assets, net	211,770	229,166
Other assets, net	240,429	239,976
	$3,303,924	$3,321,082
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$125,130	$146,174
Trade accounts payable	423,905	352,192
Accrued payroll and related costs	46,242	53,879
Accrued liabilities	69,285	68,011
Total current liabilities	664,562	620,256

Long-term debt	1,473,833	1,557,662
Other liabilities	455,573	429,321

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 shares authorized, 87,556,248 shares issued and 63,203,361 and 63,415,444 shares outstanding, respectively)	876	876
Paid-in capital	225,449	212,822
Retained earnings	1,313,521	1,169,754
Accumulated other comprehensive loss	(165,624)	(38,119)
Treasury stock at cost (24,352,887 and 24,140,804 shares, respectively)	(664,266)	(631,490)
Total stockholders’ equity	709,956	713,843
	$3,303,924	$3,321,082

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	2014	2013	2012
Net sales	$3,911,790	$3,708,518	$3,588,318
Cost of goods sold	3,311,960	3,161,276	3,070,759
Gross profit	599,830	547,242	517,559
Selling, general and administrative expenses	224,496	211,075	183,390
Rationalization charges	14,481	11,987	8,660
Income from operations	360,853	324,180	325,509
Interest and other debt expense before loss on early extinguishment of debt	74,827	67,394	63,018
Loss on early extinguishment of debt	1,474	2,068	38,704
Interest and other debt expense	76,301	69,462	101,722
Income before income taxes	284,552	254,718	223,787
Provision for income taxes	102,161	69,305	72,441
Net income	$182,391	$185,413	$151,346

Basic net income per share	$2.88	$2.89	$2.18
Diluted net income per share	$2.86	$2.87	$2.17
Dividends per share	$0.60	$0.56	$0.48

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net income	$182,391	$185,413	$151,346
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses, net of tax (benefit) provision of $(28,408), $42,822 and $(3,337), respectively	(50,331)	66,754	(6,466)
Change in fair value of derivatives, net of tax provision (benefit) of $1,934, $2,763 and $(513), respectively	2,592	3,937	(905)
Foreign currency translation, net of tax (provision) benefit of $(14,027), $4,580 and $3,309, respectively	(79,766)	1,103	12,740
Other comprehensive (loss) income	(127,505)	71,794	5,369
Comprehensive income	$54,886	$257,207	$156,715

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013 and 2012
(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2012	69,884	$875	$196,626	$902,987	$(115,282)	$(327,212)	$657,994
Net income	—	—	—	151,346	—	—	151,346
Other comprehensive income	—	—	—	—	5,369	—	5,369
Dividends declared on common stock	—	—	—	(33,790)	—	—	(33,790)
Stock compensation expense	—	—	7,208	—	—	—	7,208
Stock option exercises, including tax benefit of $580	36	1	774	—	—	—	775
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $721	89	—	(159)	—	—	(991)	(1,150)
Repurchases of common stock	(805)	—	—	—	—	(34,109)	(34,109)
Balance at December 31, 2012	69,204	876	204,449	1,020,543	(109,913)	(362,312)	753,643
Net income	—	—	—	185,413	—	—	185,413
Other comprehensive income	—	—	—	—	71,794	—	71,794
Dividends declared on common stock	—	—	—	(36,202)	—	—	(36,202)
Stock compensation expense	—	—	8,902	—	—	—	8,902
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $460	90	—	(529)	—	—	(1,571)	(2,100)
Repurchases of common stock	(5,879)	—	—	—	—	(267,607)	(267,607)
Balance at December 31, 2013	63,415	876	212,822	1,169,754	(38,119)	(631,490)	713,843
Net income	—	—	—	182,391	—	—	182,391
Other comprehensive loss	—	—	—	—	(127,505)	—	(127,505)
Dividends declared on common stock	—	—	—	(38,624)	—	—	(38,624)
Stock compensation expense	—	—	12,718	—	—	—	12,718
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $3,256	297	—	(91)	—	—	(8,110)	(8,201)
Repurchases of common stock	(509)	—	—	—	—	(24,666)	(24,666)
Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$182,391	$185,413	$151,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,089	167,644	165,015
Amortization of debt issuance costs and discount	4,202	4,556	4,897
Rationalization charges	14,481	11,987	8,660
Loss on early extinguishment of debt	1,474	2,068	38,704
Deferred income tax provision (benefit)	38,756	7,125	(1,499)
Excess tax benefit from stock-based compensation	(3,256)	(460)	(808)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	3,652	20,387	34,584
Inventories	(54,002)	25,060	56,828
Trade accounts payable	86,357	604	(6,216)
Accrued liabilities	(8,336)	(31,501)	(21,642)
Contributions to domestic pension benefit plans	—	—	(76,000)
Other, net	(68,820)	(42,178)	(2,207)
Net cash provided by operating activities	344,988	350,705	351,662
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(17,714)	(281,667)	(319,090)
Capital expenditures	(140,429)	(103,136)	(119,241)
Proceeds from asset sales	1,273	8,389	1,555
Net cash used in investing activities	(156,870)	(376,414)	(436,776)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	781,022	940,013	686,812
Repayments under revolving loans	(805,565)	(917,661)	(690,413)
Changes in outstanding checks – principally vendors	(3,732)	13,097	(4,792)
Proceeds from issuance of long-term debt	733,629	304,981	526,550
Repayments of long-term debt	(754,834)	(308,257)	(285,932)
Debt issuance costs	(5,019)	(5,700)	(9,837)
Dividends paid on common stock	(38,624)	(36,202)	(33,790)
Excess tax benefit from stock-based compensation	3,256	460	808
Proceeds from stock option exercises	—	—	195
Repurchase of common stock under stock plan	(11,457)	(2,560)	(1,871)
Repurchase of common stock under share repurchase authorization	(24,666)	(267,607)	(34,109)
Net cash (used in) provided by financing activities	(125,990)	(279,436)	153,621
Cash and cash equivalents:
Net increase (decrease)	62,128	(305,145)	68,507
Balance at beginning of year	160,463	465,608	397,101
Balance at end of year	$222,591	$160,463	$465,608

Interest paid, net	$69,747	$58,010	$59,617
Income taxes paid, net of refunds	66,296	114,213	79,056

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

Change in Depreciable Lives. Based on the long duration of utilization of our production assets, due in part to our maintenance practices for such assets, and the consistent outperformance of their depreciable lives, we engaged a third party appraiser to assist in the evaluation of the useful lives of certain production equipment in each of our business segments. As a result of this evaluation, effective January 1, 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years, which increased income from operations by $21.9 million and net income by $14.0 million, or $0.22 per diluted share, for the year ended December 31, 2014.
Property, Plant and Equipment, Net. Property, plant and equipment, net is stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Design and development costs for molds, dies and other tools that we do not own and that will be used to produce products that will be sold under long-term supply arrangements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets. The principal estimated useful lives are 35 years for buildings and range between 3 to 20 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $0.4 million, $0.3 million and $0.3 million in 2014, 2013 and 2012, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.
Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 18 years. Other definite-lived intangible assets consist primarily of a trade name and technology know-how and have a weighted average life of approximately 9 years.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Recently Issued Accounting Pronouncement. In May 2014, the Financial Accounting Standards Board issued an accounting standards update that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment will be effective for us on January 1, 2017. Early adoption of this amendment is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

NOTE 2. ACQUISITIONS
VAN CAN COMPANY
On September 8, 2014, we acquired the metal container manufacturing assets of Van Can Company, or Van Can, a manufacturer of metal containers in the United States. The aggregate purchase price for this acquisition of $17.3 million, net of cash acquired, was funded with cash on hand. The results of operations of Van Can have been reported in our metal container segment.
PORTOLA PACKAGING, INC.
On October 22, 2013, we acquired Portola Packaging, Inc. and its subsidiaries, or Portola, a leading manufacturer of plastic closures, for an aggregate purchase price of $262.8 million, net of cash acquired, which was funded through revolving loan borrowings under our previous senior secured credit facility. Portola operates eight facilities in North America and Europe. The results of operations of Portola have been reported primarily in our closures segment.
For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date using valuation techniques including the cost, market and income approaches. We recognized goodwill of $125.8 million and a customer relationship intangible asset of $62.0 million, having a weighted average life of 17 years, which is not expected to be deductible for tax purposes.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 3. RATIONALIZATION CHARGES

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2014	2013	2012
	(Dollars in thousands)
Metal containers	$(440)	$2,490	$2,446
Closures	12,256	5,615	2,878
Plastic containers	2,665	3,882	3,336
	$14,481	$11,987	$8,660

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2012	$4,386	$211	$—	$4,597
Charged to expense	5,056	1,924	1,680	8,660
Utilized and currency translation	(6,211)	(439)	(1,680)	(8,330)
Balance at December 31, 2012	3,231	1,696	—	4,927
Charged to expense	5,822	1,684	4,481	11,987
Utilized and currency translation	(4,937)	(1,962)	(4,481)	(11,380)
Balance at December 31, 2013	4,116	1,418	—	5,534
Charged to expense	11,111	1,572	1,798	14,481
Utilized and currency translation	(9,175)	(2,674)	(1,798)	(13,647)
Balance at December 31, 2014	$6,052	$316	$—	$6,368

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 9). Rationalization reserves were included in our Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $4.2 million and $11.1 million, respectively, are expected primarily in 2015.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2012	$(99,209)	$(6,822)	$(9,251)	$(115,282)
Other comprehensive loss before reclassifications	(13,389)	(4,513)	12,740	(5,162)
Amounts reclassified from accumulated other comprehensive loss	6,923	3,608	—	10,531
Other comprehensive income	(6,466)	(905)	12,740	5,369
Balance at December 31, 2012	(105,675)	(7,727)	3,489	(109,913)
Other comprehensive income before reclassifications	59,648	340	1,103	61,091
Amounts reclassified from accumulated other comprehensive loss	7,106	3,597	—	10,703
Other comprehensive income	66,754	3,937	1,103	71,794
Balance at December 31, 2013	(38,921)	(3,790)	4,592	(38,119)
Other comprehensive loss before reclassifications	(49,602)	(923)	(79,766)	(130,291)
Amounts reclassified from accumulated other comprehensive loss	(729)	3,515	—	2,786
Other comprehensive loss	(50,331)	2,592	(79,766)	(127,505)
Balance at December 31, 2014	$(89,252)	$(1,198)	$(75,174)	$(165,624)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were net gains (losses) of $1.2 million, $(11.4) million and $(11.4) million, respectively, excluding an income tax provision (benefit) of $0.5 million, $(4.3) million and $(4.5) million, respectively. These net gains (losses) included $0.5 million, $12.3 million and $12.2 million of amortization of net actuarial losses for the years ended December 31, 2014, 2013 and 2012, respectively, and $1.7 million, $0.9 million and $0.8 million of amortization of net prior service credit for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost. Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2015 are $4.5 million and $1.2 million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were net losses of $6.1 million, $6.1 million and $5.8 million, respectively, excluding an income tax benefit of $2.6 million, $2.5 million and $2.2 million, respectively. These net losses included $6.2 million, $5.9 million and $4.6 million of losses related to our interest rate swap agreements which were recorded in interest and other debt expense for the years ended December 31, 2014, 2013 and 2012, respectively, and gains (losses) of $0.1 million, $(0.2) million and $(1.2) million related to our natural gas swap agreements which were recorded in cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively, in our Consolidated Statements of Income for such years. We estimate that we will reclassify $1.2 million of losses, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Foreign currency gains (losses) related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were $37.4 million, $(12.2) million and $(9.2) million, respectively, excluding an income tax (provision) benefit of $(14.0) million, $4.6 million and $3.3 million, respectively. See Note 9 for further information.
Foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature included in the foreign currency translation component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were $(19.7) million, $(7.6) million and $2.2 million, respectively.
NOTE 5. INVENTORIES
The components of inventories at December 31 were as follows:

	2014	2013
	(Dollars in thousands)
Raw materials	$184,714	$158,963
Work-in-process	115,308	104,811
Finished goods	338,562	333,978
Other	13,541	14,398
	652,125	612,150
Adjustment to value inventory at cost on the LIFO method	(103,360)	(96,580)
	$548,765	$515,570
Inventories include $89.7 million and $87.6 million recorded on the FIFO method at December 31, 2014 and 2013, respectively, and $148.1 million and $174.1 million recorded on the average cost method at December 31, 2014 and 2013, respectively.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2014	2013
	(Dollars in thousands)
Land	$53,652	$60,783
Buildings and improvements	320,833	328,324
Machinery and equipment	2,386,245	2,372,648
Construction in progress	79,291	53,382
	2,840,021	2,815,137
Accumulated depreciation	(1,776,390)	(1,696,694)
	$1,063,631	$1,118,443

Depreciation expense in 2014, 2013 and 2012 was $134.6 million, $157.3 million and $158.4 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2012	$121,872	$160,597	$228,367	$510,836
Acquisitions	—	131,041	3,735	134,776
Currency translation	2,619	4,225	(1,407)	5,437
Balance at December 31, 2013	124,491	295,863	230,695	651,049
Acquisitions	408	2,207	—	2,615
Currency translation	(7,571)	(14,189)	(1,642)	(23,402)
Balance at December 31, 2014	$117,328	$283,881	$229,053	$630,262

The components of other intangible assets, net at December 31 were as follows:

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$201,886	$(31,467)	$206,855	$(21,861)
Other	14,989	(5,778)	15,509	(3,477)
	216,875	(37,245)	222,364	(25,338)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$249,015	$(37,245)	$254,504	$(25,338)

Amortization expense in 2014, 2013 and 2012 was $13.5 million, $10.3 million and $6.6 million, respectively. Amortization expense is expected to be $13.3 million in each year from 2015 through 2019.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 8. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2014	2013
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	365,000	364,000
Canadian term loans	60,235	64,485
Euro term loans	266,156	323,704
Other foreign bank revolving and term loans	107,572	151,647
Total bank debt	798,963	903,836
5½% Senior Notes	300,000	300,000
5% Senior Notes	500,000	500,000
Total debt	1,598,963	1,703,836
Less current portion	125,130	146,174
	$1,473,833	$1,557,662

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2015	$125,130
2016	75,565
2017	72,164
2018	72,164
2019	3,025
Thereafter	1,250,915
$1,598,963

At December 31, 2014, the current portion of our long-term debt consisted of $34.6 million of term loans under our senior secured credit facility, or the Credit Agreement, due on December 31, 2015 and $90.5 million of foreign bank revolving and term loans.
BANK CREDIT AGREEMENT

On January 14, 2014, we completed the refinancing of our previous senior secured credit facility, or the 2011 Credit Facility, by entering into the Credit Agreement. All amounts owed under the 2011 Credit Facility were repaid on January 14, 2014 with proceeds from the Credit Agreement, and the 2011 Credit Facility was simultaneously terminated. As a result of the refinancing of the 2011 Credit Facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2014.

Under the Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans outstanding under the 2011 Credit Facility. The Term Loans consisted of $365 million of U.S. term loans, Cdn $70 million of Canadian term loans and €220 million of Euro term loans. The Term Loans mature on January 14, 2020, and principal on the Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in December 2015. The revolving loans, or the Revolving Loans, consist of a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million Canadian revolving loan facility. We may use Revolving

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on January 14, 2019. At December 31, 2014, there were no revolving loans outstanding under the Credit Agreement. After taking into account letters of credit of $23.0 million, borrowings available under the revolving loan facilities of the Credit Agreement were $962.6 million and Cdn $15.0 million on December 31, 2014.

The Credit Agreement requires us to prepay the Term Loans with proceeds received in excess of certain amounts from certain asset sales, insurance recoveries and sale and leaseback transactions. Generally, mandatory repayments of Term Loans are allocated pro rata to each of the Term Loans and applied first to the scheduled amortization payments in the year of such repayments (or, if no such payment is due in such year, to the payment due in the immediately succeeding year or the next succeeding year) and, to the extent in excess thereof, pro rata to the remaining installments of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity. Amounts repaid under the Term Loans may not be reborrowed.

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

At December 31, 2014, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.50 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.50 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2014, the interest rates on U.S. term loans, Canadian term loans and Euro term loans were 1.76 percent, 2.80 percent and 1.56 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at December 31, 2014). The commitment fee will be reset quarterly based on our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2014, 2013 and 2012, the weighted average annual interest rate paid on term loans under our senior secured credit facilities was 1.8 percent, 2.0 percent and 2.2 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our senior secured credit facilities was 1.7 percent, 1.9 percent and 1.7 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2014, 2013 and 2012, the weighted average interest rate paid on term loans under our senior secured credit facilities after consideration of our interest rate swap agreements was 2.7 percent, 2.7 percent and 2.6 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

Because we sell metal containers and closures used in the fruit and vegetable packing process, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2014, these bank revolving loans allowed for total borrowings of up to $141.6 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 0.8 percent to 11.0 percent. For 2014, 2013 and 2012, the weighted average annual interest rate paid on these loans was 3.9 percent, 3.8 percent and 3.7 percent, respectively.

5½ % SENIOR NOTES

On September 9, 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the 5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including our 5% Senior Notes due 2020, and ahead of Silgan’s subordinated debt, if any. The 5½% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year and the 5½% Notes mature on February 1, 2022. Net proceeds from the issuance of the 5½% Notes were used to repay outstanding bank revolving loans under the 2011 Credit Facility.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
December 31, 2014, 2013 and 2012

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

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$222,591	$222,591	$160,463	$160,463
Liabilities:
Bank debt	$798,963	$798,963	$903,836	$903,836
5½% Notes	300,000	307,500	300,000	298,125
5% Notes	500,000	500,715	500,000	495,625
Interest rate swap agreements	1,196	1,196	6,895	6,895
Natural gas swap agreements	746	746	22	22

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2014 and 2013 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2014, 2013 and 2012, the ineffectiveness of our hedges did not have a significant impact on our net income.
INTEREST RATE SWAP AGREEMENTS
We have entered into U.S. dollar and Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At December 31, 2014 and 2013, the aggregate notional principal amount of these agreements was $150.0 million and $294.9 million, respectively (non-U.S. dollar agreements have been translated into U.S. dollars at exchange rates in effect at the balance sheet date). The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.
We have three U.S. dollar interest rate swap agreements outstanding at December 31, 2014, each for $50.0 million notional principal amount. Under these agreements, we pay fixed rates of interest ranging from 0.75 percent and 1.64 percent and receive floating rates of interest based on the three month LIBOR. These agreements mature as follows: $50.0 million notional principal amount in 2015 and $100.0 million notional principal amount in 2017.
The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments of $6.2 million, $5.9 million and $4.6 million were recorded under our interest rate swap agreements for the years ended December 31, 2014, 2013 and 2012, respectively.
Taking into account the interest rate applicable for the amounts outstanding under the Credit Agreement for our U.S. term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on our U.S. term loans at December 31, 2014 was 2.16 percent.
The total fair value of our interest rate swap agreements in effect at December 31, 2014 and 2013 was recorded in our Consolidated Balance Sheets as accrued liabilities of $1.1 million and $6.5 million, respectively, and as other liabilities of $0.1 million and $0.4 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 6, 27 and 21 percent of our exposure to fluctuations in natural gas prices in 2014, 2013 and 2012, respectively. In 2014, we paid fixed natural gas prices ranging from $4.01 to $4.55 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements.
The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net receipts (payments) under our natural gas swap agreements were $0.1 million, $(0.2) million and $(1.2) million during 2014, 2013 and 2012, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.
The aggregate notional principal amount of our natural gas swap agreements was 1.0 million and 0.1 million MMBtu of natural gas at December 31, 2014 and 2013, respectively.
The total fair value of our natural gas swap agreements in effect at December 31, 2014 and 2013 was recorded in our Consolidated Balance Sheets as accrued liabilities.
FOREIGN CURRENCY EXCHANGE RATE RISK
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated substantially all of our Euro denominated borrowings under our senior secured credit facilities as net investment hedges and recognized foreign currency gains (losses) in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 of $37.4 million, $(12.2) million and $(9.2) million, respectively.

CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 26.2 percent, 28.2 percent and 28.2 percent of our net sales in 2014, 2013 and 2012, respectively. The receivable balances from these customers collectively represented 12.5 percent and 14.0 percent of our trade accounts receivable at December 31, 2014 and 2013, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 10. COMMITMENTS AND CONTINGENCIES
We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2029. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2015	$34,444
2016	26,996
2017	23,651
2018	17,026
2019	13,553
Thereafter	50,324
$165,994

Rent expense was $44.6 million, $40.9 million and $38.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, we had noncancelable commitments for capital expenditures in 2015 of $4.4 million.
We are a party to routine legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
We also sponsor other postretirement benefits plans, including unfunded defined benefit health care and life insurance plans, which provide postretirement benefits to certain employees. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and coinsurance. Retiree health care benefits are paid as covered expenses are incurred.
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$635,243	$672,372	$36,505	$49,177
Service cost	13,529	15,834	535	682
Interest cost	29,757	26,791	1,661	1,605
Actuarial losses (gains)	104,374	(54,746)	1,438	(10,352)
Liabilities assumed in acquisition	11,080	—	—	—
Plan amendments	—	1,521	(722)	(1,790)
Benefits paid	(30,079)	(29,071)	(2,893)	(3,714)
Participants’ contributions	—	—	904	897
Foreign currency exchange rate changes	(7,734)	2,542	—	—
Obligation at end of year	756,170	635,243	37,428	36,505
Change in plan assets
Fair value of plan assets at beginning of year	691,063	633,261	—	—
Actual return on plan assets	83,120	85,809	—	—
Assets assumed in acquisition	9,631	—	—	—
Employer contributions	1,244	1,064	1,989	2,817
Participants’ contributions	—	—	904	897
Benefits paid	(30,079)	(29,071)	(2,893)	(3,714)
Fair value of plan assets at end of year	754,979	691,063	—	—
Funded status	$(1,191)	$55,820	$(37,428)	$(36,505)

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$76,199	$116,888	$—	$—
Current liabilities	(1,298)	(1,241)	(3,094)	(3,291)
Non-current liabilities	(76,092)	(59,827)	(34,334)	(33,214)
Net amount recognized	$(1,191)	$55,820	$(37,428)	$(36,505)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$152,480	$75,539	$(3,357)	$(5,124)
Prior service cost (credit)	2,391	3,578	(12,534)	(14,682)
Net amount recognized	$154,871	$79,117	$(15,891)	$(19,806)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2015 as a component of net periodic cost
Net actuarial loss (gain)	$7,354	$(254)
Prior service cost (credit)	1,028	(2,942)
Net periodic cost (credit) to be recorded in 2015	$8,382	$(3,196)
Pension plans with projected benefit obligations in excess of plan assets at December 31, 2014 and 2013 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $77.4 million and $61.1 million at December 31, 2014 and 2013, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2014 and 2013 was $720.2 million and $606.1 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $71.1 million and $56.5 million at December 31, 2014 and 2013, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2015	$32,484	$3,094
2016	33,858	2,872
2017	35,548	2,737
2018	37,011	2,660
2019	38,447	2,605
2020 — 2024	213,313	12,218
	$390,661	$26,186
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2014	2013
Discount rate	4.1%	4.9%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	3.0%	3.0%
Health care cost trend rate:
Assumed for next year	6.7%	7.2%
Ultimate rate	5.0%	4.9%
Year that the ultimate rate is reached	2058	2055

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 2.0 percent and 3.7 percent as of December 31, 2014 and 2013, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at each of December 31, 2014 and 2013.
The components of the net periodic benefit cost for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Service cost	$13,529	$15,834	$14,788	$535	$682	$830
Interest cost	29,757	26,791	27,363	1,661	1,605	2,051
Expected return on plan assets	(57,550)	(52,480)	(46,967)	—	—	—
Amortization of prior service cost (credit)	1,187	1,786	1,797	(2,871)	(2,684)	(2,616)
Amortization of actuarial losses (gains)	774	12,556	12,168	(328)	(234)	12
Net curtailment gain	—	—	(706)	—	—	—
Net periodic benefit (credit) cost	$(12,303)	$4,487	$8,443	$(1,003)	$(631)	$277

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost for the years ended December 31:

	2014	2013	2012
Discount rate	4.9%	4.1%	4.6%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.0%	3.1%	3.1%
Health care cost trend rate	7.2%	7.2%	7.8%
Our international pension benefit plans used a discount rate of 3.7 percent, 3.6 percent and 4.9 percent for the years ended December 31, 2014, 2013 and 2012, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2014, 2013 and 2012.
The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)
Effect on service and interest cost	$73	$(65)
Effect on postretirement benefit obligation	963	(864)
MULTIEMPLOYER PENSION PLANS
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2014, 2013 and 2012 was $6.3 million, $6.2 million and $6.4 million, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2014, 2013 and 2012 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2014	2013		2014	2013	2012
					(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	Red	Implemented	$1,806	$1,752	$1,834	No
United Food & Commercial Workers — Local 1 Pension Fund (2)	16-6144007/001	Red	Red	Implemented	136	123	120	No
All Other					4,340	4,287	4,444
Total Contributions					$6,282	$6,162	$6,398
______________________

(1)	The applicable collective bargaining agreements related to this pension fund expire between January 31, 2015 and December 31, 2016.

(2)	The collective bargaining agreement related to this pension fund expires on February 15, 2015.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2014 and 2013 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2014 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2014 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2013, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2015 to be significantly different from our contributions for the year ended December 31, 2014.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2014, 2013 and 2012 were $9.0 million, $7.8 million and $7.6 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
The weighted average asset allocation for our pension plans at December 31, 2014 and 2013 and target allocation for 2014 was as follows:

	Target Allocation	Actual Allocation
		2014	2013
Equity securities—U.S.	49%	47%	48%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	41%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
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
The fair value of our plan assets by asset category consisted of the following at December 31:

	2014	2013
	(Dollars in thousands)
Equity securities—U.S.	$358,067	$330,506
Equity securities—International	74,999	69,811
Debt securities	317,562	286,422
Cash and cash equivalents	4,351	4,324
	$754,979	$691,063
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2014, approximately 98 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, three funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
In 2012, we made voluntary contributions to our domestic pension benefit plans of $76.0 million. Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2015. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2015. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 12. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2014	2013	2012
	(Dollars in thousands)
Domestic	$273,487	$252,961	$212,213
Foreign	11,065	1,757	11,574
Total	$284,552	$254,718	$223,787
The components of the provision for income taxes were as follows:

	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$51,399	$48,905	$57,106
State	4,487	5,954	8,449
Foreign	7,519	7,321	8,385
Current income tax provision	63,405	62,180	73,940
Deferred:
Federal	38,879	9,559	5,999
State	2,958	2,637	(610)
Foreign	(3,081)	(5,071)	(6,888)
Deferred income tax provision (benefit)	38,756	7,125	(1,499)
	$102,161	$69,305	$72,441
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2014	2013	2012
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$99,597	$89,151	$78,325
State income taxes, net of federal tax benefit	8,165	7,775	5,978
Tax liabilities required (no longer required)	815	(17,043)	(182)
Valuation allowance	(3,747)	(5,087)	239
Manufacturing exemption	(5,798)	(7,452)	(6,865)
Tax credit refunds, net	(2,163)	(1,797)	(1,066)
Foreign earnings taxed at other than 35%	5,957	(600)	(566)
Deferred tax rate changes	(1,327)	2,235	(3,422)
Other	662	2,123	—
	$102,161	$69,305	$72,441

Effective tax rate	35.9%	27.2%	32.4%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$14,957	$9,805
Rationalization and other accrued liabilities	14,933	26,031
Property, Plant and Equipment	1,182	—
AMT and other credit carryforwards	1,500	2,400
Net operating loss carryforwards	33,972	42,176
Foreign currency translation	825	2,076
Inventory and related reserves	7,327	7,722
Other	9,952	7,202
Total deferred tax assets	84,648	97,412
Deferred tax liabilities:
Property, plant and equipment	(194,793)	(200,359)
Pension and other post retirement liabilities	(13,383)	(28,552)
Other intangible assets	(80,552)	(49,114)
Foreign currency translation	(13,110)	(4,206)
Other	(3,988)	(12,369)
Total deferred tax liabilities	(305,826)	(294,600)
Valuation allowance	(7,858)	(11,704)
	$(229,036)	$(208,892)
At December 31, 2014, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $22.4 million, long-term deferred tax assets of $19.9 million and long-term deferred tax liabilities of $271.3 million. At December 31, 2013, the net deferred tax liability in our Consolidated Balance Sheets was comprised of current deferred tax assets of $23.7 million, long-term deferred tax assets of $19.6 million and long-term deferred tax liabilities of $252.2 million. Current deferred tax assets, long-term deferred tax assets and long-term deferred tax liabilities were classified as prepaid expenses and other current assets, other assets, net and other liabilities, respectively, in our Consolidated Balance Sheets.
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
The valuation allowance in 2014 includes deferred tax assets of $7.9 million resulting from foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets decreased in 2014 by $3.8 million primarily due to a decrease in the valuation allowance related to foreign tax loss carryforwards and state and local tax credits. Silgan has federal NOLs of approximately $3.7 million related to the acquisition of Portola that will expire in 2033.
At December 31, 2014, we had foreign NOLs of approximately $24.7 million that are available to offset future taxable income. Of that amount, approximately $12.2 million will expire from 2015 to 2025. The remaining portion has no expiration date. At December 31, 2014, we had state tax NOLs of approximately $5.5 million that are available to offset future taxable income and that will expire from 2015 to 2032.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2014 and 2013, we had $3.4 million and $2.8 million, respectively, accrued for potential interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2014 and 2013 were $27.8 million and $26.7 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2014 and 2013, we had approximately $16.1 million and $15.9 million, respectively, in assets associated with uncertain tax positions recorded in other assets in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2014	2013
	(Dollars in thousands)
Balance at January 1,	$50,398	$51,433
Increase based upon tax positions of current year	646	535
Increase based upon tax positions of a prior year	457	139
(Decrease) increase due to acquisitions	(2,732)	27,086
Decrease based upon settlements with taxing authorities	(50)	(28,346)
Decrease based upon a lapse in the statute of limitations	(576)	(449)
Balance at December 31,	$48,143	$50,398
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2014 and 2013 were $11.8 million and $11.6 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, concluded its review of tax years through 2011, resulting in the recognition of previously gross unrecognized tax benefits of $28.3 million. We recorded a $20.5 million benefit to the effective tax rate for 2013 primarily related to this settlement and associated payments. The unrecognized tax benefits included items predating the years under audit as a result of the NOLs utilized during the period and items arising in the audit period. These items, primarily related to the timing and character of losses arising from the write-off of intercompany obligations and instruments, were covered by the terms of closing agreements with the IRS. The IRS has commenced its review of the tax years 2012 through 2014, and we have been accepted into the Compliance Assurance Program for the 2014 and 2015 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (1995), Nebraska (2006) and Indiana (2007). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. We do not expect a material change to our unrecognized tax benefits within the next twelve months.
We had undistributed earnings from foreign subsidiaries of $74.3 million at December 31, 2014. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $26.0 million would be required, excluding the potential use of foreign tax credits in the United States.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 13. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 6,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2014, 918,820 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 recorded in selling, general and administrative expenses was $12.4 million, $10.0 million and $7.2 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2014 is six years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2013	1,078,049	$35.69
Granted	467,720	48.56
Released	(531,024)	30.64
Cancelled	(1,062)	47.08
Restricted stock units outstanding at December 31, 2014	1,013,683	44.34
The weighted average grant date fair value of restricted stock units granted during 2013 and 2012 was $42.47 and $42.50, respectively. The fair value of restricted stock units released during the years ended December 31, 2014, 2013 and 2012 was $25.9 million, $6.5 million and $5.7 million, respectively.
As of December 31, 2014, there was approximately $31.5 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.7 years .

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 14. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2014, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
TREASURY STOCK
On February 28, 2014, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock, inclusive of prior authorizations, by various means from time to time through and including December 31, 2019. Pursuant to this authorization and previous authorizations, we repurchased a total of 508,667 shares of our common stock in 2014 at an average price per share of $48.47, for a total purchase price of $24.7 million; 354,154 shares of our common stock in 2013 at an average price per share of $46.90, for a total purchase price of $16.6 million; and 805,346 shares of our common stock in 2012 at an average price per share of $42.33, for a total purchase price of $34.1 million. In addition, we completed a “modified Dutch auction” tender offer on February 8, 2013 pursuant to which we repurchased 5,524,861 shares of our common stock from our stockholders at a price of $45.25 per share, for a total purchase price of $250.0 million, exclusive of $1.0 million of fees and expenses. Mr. Horrigan, our Non-Executive Co-Chairman of our Board of Directors, participated in that tender offer, and we purchased 515,806 shares beneficially owned by him at a price of $45.25 per share, for a total purchase price of $23.3 million in that tender offer. At December 31, 2014, we had approximately $275.5 million remaining for the repurchase of our common stock under the authorization from February 28, 2014.
In 2014, 2013 and 2012, we issued 531,024, 149,304 and 132,846 treasury shares, respectively, at an average cost of $6.30, $6.63 and $6.63 per share, respectively, for restricted stock units that vested during these years. In 2014, 2013 and 2012, we repurchased 234,440, 58,812 and 43,874 shares of our common stock, respectively, at an average cost of $48.87, $43.55 and $42.64 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2014, 24,352,887 shares of our common stock were held in treasury.

2015 TENDER OFFER

On February 9, 2015, we commenced a "modified Dutch auction" tender offer, or the Offer, to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. The Offer will expire, unless extended by us, at 5:00 p.m. Eastern Time on March 10, 2015. We expect to fund the purchase of shares tendered in the Offer from available cash on hand and revolving loan borrowings under the Credit Agreement.

NOTE 15. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2014	2013	2012
	(Dollars and shares in thousands)
Net income	$182,391	$185,413	$151,346
Weighted average number of shares used in:
Basic earnings per share	63,426	64,254	69,571
Dilutive common stock equivalents:
Stock options and restricted stock units	319	404	318
Diluted earnings per share	63,745	64,658	69,889

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2014
Net sales	$2,369,684	$882,934	$659,172	$—	$3,911,790
Depreciation and amortization	70,117	41,571	36,274	127	148,089
Rationalization charges	(440)	12,256	2,665	—	14,481
Segment income from operations (1)	248,704	75,592	51,495	(14,938)	360,853
Segment assets	1,555,046	857,375	775,932	33,682	3,222,035
Capital expenditures	94,396	24,160	21,866	7	140,429
2013
Net sales	$2,341,409	$720,111	$646,998	$—	$3,708,518
Depreciation and amortization	84,871	35,834	46,807	132	167,644
Rationalization charges	2,490	5,615	3,882	—	11,987
Segment income from operations (2)	236,327	63,046	38,563	(13,756)	324,180
Segment assets	1,514,823	937,506	753,325	33,886	3,239,540
Capital expenditures	73,764	17,094	11,769	509	103,136
2012
Net sales	$2,293,749	$680,031	$614,538	$—	$3,588,318
Depreciation and amortization	87,629	32,427	44,203	756	165,015
Rationalization charges	2,446	2,878	3,336	—	8,660
Segment income from operations (3)	231,456	73,148	30,848	(9,943)	325,509
Segment assets	1,742,842	639,598	809,937	33,726	3,226,103
Capital expenditures	68,737	19,838	30,405	261	119,241
______________________

(1)	Closures includes a loss from operations in Venezuela of $3.1 million. Corporate includes costs attributable to announced acquisitions of $0.5 million.

(2)
Metal containers includes new plant start-up costs of $0.8 million. Closures includes a loss from operations in Venezuela of $2.9 million, which includes a charge of $3.0 million for the remeasurement of net assets due to a currency devaluation. Corporate includes costs attributable to announced acquisitions of $1.5 million.

(3)
Metal containers includes new plant start-up costs of $6.4 million. Closures includes income from operations in Venezuela of $5.1 million. Corporate includes costs attributable to announced acquisitions of $1.5 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Total segment income from operations is reconciled to income before income taxes as follows:

	2014	2013	2012
	(Dollars in thousands)
Total segment income from operations	$360,853	$324,180	$325,509
Interest and other debt expense	76,301	69,462	101,722
Income before income taxes	$284,552	$254,718	$223,787

Total segment assets at December 31 are reconciled to total assets as follows:

	2014	2013
	(Dollars in thousands)
Total segment assets	$3,222,035	$3,239,540
Other assets	81,889	81,542
Total assets	$3,303,924	$3,321,082
Financial information relating to our operations by geographic area is as follows:

	2014	2013	2012
	(Dollars in thousands)
Net sales:
United States	$3,026,352	$2,925,547	$2,845,773
Foreign:
Europe	675,447	601,530	559,818
Canada	140,215	120,536	124,059
Other	69,776	60,905	58,668
Total net sales from foreign operations	885,438	782,971	742,545
Total net sales	$3,911,790	$3,708,518	$3,588,318
Long-lived assets:
United States	$706,168	$681,494
Foreign:
Europe	288,510	360,733
Canada	40,481	45,319
Other	28,472	30,897
Total long-lived assets at foreign operations	357,463	436,949
Total long-lived assets	$1,063,631	$1,118,443
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 10.9 percent, 11.5 percent and 11.3 percent of our consolidated net sales in 2014, 2013 and 2012, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2014 and 2013:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2014 (1)
Net sales	$855,846	$917,336	$1,228,444	$910,164
Gross profit	128,007	143,707	205,614	122,502
Net income	31,476	44,003	83,276	23,636

Basic net income per share (3)	$0.50	$0.69	$1.31	$0.37
Diluted net income per share (3)	0.49	0.69	1.31	0.37

Dividends per share	$0.15	$0.15	$0.15	$0.15

2013 (2)
Net sales	$795,741	$880,029	$1,167,921	$864,827
Gross profit	111,273	128,160	187,825	119,984
Net income	25,433	59,529	77,175	23,276

Basic net income per share (3)	$0.38	$0.93	$1.22	$0.37
Diluted net income per share (3)	0.38	0.93	1.21	0.36

Dividends per share	$0.14	$0.14	$0.14	$0.14
______________________

(1)
The first, second, third and fourth quarters of 2014 include rationalization charges of $1.6 million, $0.9 million, $2.5 million and $9.5 million, respectively, and (loss) income from operations in Venezuela of $(0.5) million, $(2.9) million, $0.8 million and $(0.5) million, respectively. The first quarter of 2014 includes a loss on early extinguishment of debt of $1.5 million. The first and third quarters of 2014 include costs attributable to announced acquisitions of $0.2 million and $0.3 million, respectively.

(2)
The first, second, third and fourth quarters of 2013 include rationalization charges of $1.4 million, $0.9 million, $1.3 million and $8.4 million, respectively, and (loss) income from operations in Venezuela of $(4.2) million, $(1.1) million, $0.1 million and $2.3 million, respectively. The loss from operations in Venezuela for the first quarter of 2013 includes a charge of $3.0 million for the remeasurement of net assets due to a currency devaluation. The first, third and fourth quarters of 2013 include costs attributable to announced acquisitions of $0.2 million, $1.0 million and $0.3 million, respectively. The first quarter of 2013 includes new plant start-up costs of $0.8 million.

(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

NOTE 18. SUBSEQUENT EVENT
On February 9, 2015, we commenced a "modified Dutch auction" tender offer to purchase up to 3,652,968 shares of our common stock at a price per share of not less than $54.75 and not greater than $58.50, for an aggregate purchase price of up to $200.0 million. See Note 14 for further information.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period

For the year ended December 31, 2014:
Allowance for doubtful accounts receivable	$5,717	$1,871	$—	$(389)	$(1,702)	$5,497
For the year ended December 31, 2013:
Allowance for doubtful accounts receivable	$5,869	$921	$—	$(81)	$(992)	$5,717
For the year ended December 31, 2012:
Allowance for doubtful accounts receivable	$5,934	$774	$—	$179	$(1,018)	$5,869
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.