Form 10-Q
period 2015-03-31
SILGAN HOLDINGS INC
filed 2015-05-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 30, 2015, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,514,651.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2015	March 31, 2014	Dec. 31, 2014
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$129,078	$83,222	$222,591
Trade accounts receivable, net	382,805	400,925	310,732
Inventories	680,178	648,723	548,765
Prepaid expenses and other current assets	58,855	63,358	75,744
Total current assets	1,250,916	1,196,228	1,157,832

Property, plant and equipment, net	1,049,730	1,102,000	1,063,631
Goodwill	612,130	649,381	630,262
Other intangible assets, net	204,659	225,256	211,770
Other assets, net	235,871	266,261	240,429
	$3,353,306	$3,439,126	$3,303,924

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$474,023	$302,087	$125,130
Trade accounts payable	329,708	296,777	423,905
Accrued payroll and related costs	50,639	57,643	46,242
Accrued liabilities	68,010	78,507	69,285
Total current liabilities	922,380	735,014	664,562

Long-term debt	1,436,784	1,557,722	1,473,833
Other liabilities	451,239	421,295	455,573

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	229,463	215,920	225,449
Retained earnings	1,336,533	1,191,541	1,313,521
Accumulated other comprehensive loss	(195,301)	(47,963)	(165,624)
Treasury stock	(828,668)	(635,279)	(664,266)
Total stockholders’ equity	542,903	725,095	709,956
	$3,353,306	$3,439,126	$3,303,924

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2015 and 2014
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2015	2014

Net sales	$816,601	$855,846
Cost of goods sold	694,364	727,839
Gross profit	122,237	128,007
Selling, general and administrative expenses	54,451	58,409
Rationalization charges	725	1,588
Income from operations	67,061	68,010
Interest and other debt expense before loss on early extinguishment of debt	16,443	18,686
Loss on early extinguishment of debt	—	1,474
Interest and other debt expense	16,443	20,160
Income before income taxes	50,618	47,850
Provision for income taxes	17,314	16,374
Net income	$33,304	$31,476

Earnings per share:
Basic net income per share	$0.53	$0.50
Diluted net income per share	$0.53	$0.49

Dividends per share	$0.16	$0.15

Weighted average number of shares:
Basic	62,801	63,497
Effect of dilutive securities	281	426
Diluted	63,082	63,923

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	2015	2014

Net income	$33,304	$31,476
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	774	(411)
Change in fair value of derivatives	(182)	815
Foreign currency translation	(30,269)	(10,248)
Other comprehensive loss	(29,677)	(9,844)
Comprehensive income	$3,627	$21,632

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$33,304	$31,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,676	38,411
Rationalization charges	725	1,588
Loss on early extinguishment of debt	—	1,474
Excess tax benefit from stock-based compensation	(762)	(947)
Other changes that provided (used) cash:
Trade accounts receivable, net	(84,675)	(68,411)
Inventories	(144,952)	(133,398)
Trade accounts payable	(3,522)	31,388
Accrued liabilities	6,542	16,726
Other, net	12,188	(21,366)
Net cash used in operating activities	(144,476)	(103,059)

Cash flows provided by (used in) investing activities:
Capital expenditures	(48,806)	(26,998)
Proceeds from asset sales	24	163
Net cash used in investing activities	(48,782)	(26,835)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	405,644	460,420
Repayments under revolving loans	(45,158)	(284,632)
Proceeds from issuance of long-term debt	935	732,215
Repayments of long-term debt	(4,173)	(749,682)
Debt issuance costs	—	(5,062)
Changes in outstanding checks - principally vendors	(82,805)	(86,484)
Dividends paid on common stock	(10,292)	(9,689)
Excess tax benefit from stock-based compensation	762	947
Repurchase of common stock under stock plan	(2,538)	(5,267)
Repurchase of common stock under share repurchase authorization	(162,630)	(113)
Net cash provided by financing activities	99,745	52,653

Cash and cash equivalents:
Net decrease	(93,513)	(77,241)
Balance at beginning of year	222,591	160,463
Balance at end of period	$129,078	$83,222

Interest paid, net	$13,409	$13,782
Income taxes paid, net	2,419	3,868

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2015 and 2014
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	31,476	—	—	31,476
Other comprehensive loss	—	—	—	—	(9,844)	—	(9,844)
Dividends declared on common stock	—	—	—	(9,689)	—	—	(9,689)
Stock compensation expense	—	—	3,742	—	—	—	3,742
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $947	141	—	(644)	—	—	(3,676)	(4,320)
Repurchases of common stock	(2)	—	—	—	—	(113)	(113)
Balance at March 31, 2014	63,554	$876	$215,920	$1,191,541	$(47,963)	$(635,279)	$725,095

Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	33,304	—	—	33,304
Other comprehensive loss	—	—	—	—	(29,677)	—	(29,677)
Dividends declared on common stock	—	—	—	(10,292)	—	—	(10,292)
Stock compensation expense	—	—	4,018	—	—	—	4,018
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $762	78	—	(4)	—	—	(1,772)	(1,776)
Repurchases of common stock	(2,766)	—	—	—	—	(162,630)	(162,630)
Balance at March 31, 2015	60,515	$876	$229,463	$1,336,533	$(195,301)	$(828,668)	$542,903

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. This amendment will be effective for us on January 1, 2017. Early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our consolidated financial statements.

In April 2015, the FASB issued an ASU which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This amendment will be effective for us on January 1, 2016. Early adoption is permitted. Adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2015	2014
	(Dollars in thousands)
Metal containers	$—	$—
Closures	336	626
Plastic containers	389	962
	$725	$1,588

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2014	$6,052	$316	$—	$6,368
Charged to expense	416	166	143	725
Utilized and currency translation	(2,950)	(264)	(143)	(3,357)
Balance at March 31, 2015	$3,518	$218	$—	$3,736

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $2.6 million and $6.8 million, respectively, are expected within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2014	$(89,252)	$(1,198)	$(75,174)	$(165,624)
Other comprehensive loss before reclassifications	—	(636)	(30,269)	(30,905)
Amounts reclassified from accumulated other comprehensive loss	774	454	—	1,228
Other comprehensive loss	774	(182)	(30,269)	(29,677)
Balance at March 31, 2015	$(88,478)	$(1,380)	$(105,443)	$(195,301)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2015 were net losses of $1.3 million, excluding an income tax benefit of $0.5 million.  These net losses consisted of $1.8 million of amortization of net actuarial losses and $0.5 million of amortization of net prior service credit. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 7 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2015 were net losses of $0.7 million, excluding an income tax benefit of $0.2 million.  These net losses included $0.4 million related to our interest rate swap agreements which were recorded in interest and other debt expense and $0.3 million related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income for the three months ended March 31, 2015. See Note 6 for further information.

Foreign currency gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three months ended March 31, 2015 were $29.9 million, excluding an income tax provision of $11.2 million. See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	March 31, 2015	March 31, 2014	Dec. 31, 2014
	(Dollars in thousands)

Raw materials	$192,292	$185,848	$184,714
Work-in-process	119,607	122,083	115,308
Finished goods	456,958	424,236	338,562
Other	14,342	13,136	13,541
	783,199	745,303	652,125
Adjustment to value inventory at cost on the LIFO method	(103,021)	(96,580)	(103,360)
	$680,178	$648,723	$548,765

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2015	March 31, 2014	Dec. 31, 2014
	(Dollars in thousands)
Bank debt
Bank revolving loans	$359,500	$182,358	$—
U.S. term loans	365,000	365,000	365,000
Canadian term loans	52,515	62,734	60,235
Euro term loans	236,192	304,194	266,156
Other foreign bank revolving and term loans	97,600	145,523	107,572
Total bank debt	1,110,807	1,059,809	798,963
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	1,910,807	1,859,809	1,598,963
Less current portion	474,023	302,087	125,130
	$1,436,784	$1,557,722	$1,473,833

At March 31, 2015, amounts expected to be repaid within one year consisted of $389.6 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $84.4 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2015:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$129,078	$129,078

Liabilities:
Bank debt	$1,110,807	$1,110,807
5½% Senior Notes	300,000	315,750
5% Senior Notes	500,000	515,410
Interest rate swap agreements	1,503	1,503
Natural gas swap agreements	710	710

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2015 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at March 31, 2015 and 2014 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2015, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2015 was included in accrued liabilities in our Condensed Consolidated Balance Sheet.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2015 were losses, net of income taxes, of $0.5 million.  We estimate that we will reclassify losses of $1.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2015, the aggregate notional principal amount of our outstanding interest rate swap agreements was $150.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2015, net payments under our interest rate swap agreements were $0.4 million.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2015, the aggregate notional principal amount of our natural gas swap agreements was 1,233,000 MMBtu of natural gas with fixed prices ranging from $2.59 to $3.19 per MMBtu, which hedges approximately 29 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2015, net payments under our natural gas swap agreements were $0.3 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2015 were $29.9 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 7.               Retirement Benefits

The components of the net periodic pension benefit costs for the three months ended March 31 were as follows:

	2015	2014
	(Dollars in thousands)
Service cost	$4,050	$3,455
Interest cost	7,149	7,430
Expected return on plan assets	(15,655)	(14,355)
Amortization of prior service cost	246	285
Amortization of actuarial losses	1,833	217
Net periodic benefit credit	$(2,377)	$(2,968)

The components of the net periodic other postretirement benefits costs for the three months ended March 31 were as follows:

	2015	2014
	(Dollars in thousands)
Service cost	$143	$138
Interest cost	360	408
Amortization of prior service credit	(736)	(714)
Amortization of actuarial gains	(64)	(85)
Net periodic benefit credit	$(297)	$(253)

Note 8.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has commenced its review of the tax years 2012 through 2014, and we have been accepted into the Compliance Assurance Program for the 2014 and 2015 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 9.               Treasury Stock

On February 9, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $200.0 million of our common stock. Pursuant to the tender offer, which expired on March 10, 2015, we purchased 2,766,354 shares of our common stock from our stockholders on March 17, 2015 at a price of $58.50 per share, for a total purchase price of $161.8 million, exclusive of $0.8 million of fees and expenses. As a result, at March 31, 2015, we had approximately $113.6 million remaining under an authorization from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2019.

During the first three months of 2015, we issued 121,766 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 44,122 shares of our common stock at an average cost of $57.53 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2015, 27,041,597 shares of our common stock were held in treasury.

Note 10.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2015, 149,100 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $8.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2015 and 2014 and for the
three months then ended is unaudited)

Note 11.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2015
Net sales	$458,898	$198,080	$159,623	$—	$816,601
Depreciation and amortization(1)	17,192	9,727	8,692	32	35,643
Rationalization charges	—	336	389	—	725
Segment income from operations(2)	40,667	21,575	9,211	(4,392)	67,061

Three Months Ended March 31, 2014
Net sales	$468,405	$213,797	$173,644	$—	$855,846
Depreciation and amortization(1)	17,379	10,804	9,135	32	37,350
Rationalization charges	—	626	962	—	1,588
Segment income from operations(2)	40,453	17,766	12,843	(3,052)	68,010

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Income from operations of the closures segment includes losses from operations in Venezuela of $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Total segment income from operations is reconciled to income before income taxes as follows:

	2015	2014
	(Dollars in thousands)
Total segment income from operations	$67,061	$68,010
Interest and other debt expense	16,443	20,160
Income before income taxes	$50,618	$47,850

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2015	2014
Net sales
Metal containers	56.2%	54.7%
Closures	24.3	25.0
Plastic containers	19.5	20.3
Consolidated	100.0	100.0
Cost of goods sold	85.0	85.0
Gross profit	15.0	15.0
Selling, general and administrative expenses	6.7	6.8
Rationalization charges	0.1	0.2
Income from operations	8.2	8.0
Interest and other debt expense	2.0	2.4
Income before income taxes	6.2	5.6
Provision for income taxes	2.1	1.9
Net income	4.1%	3.7%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2015	2014
Net sales
Metal containers	$458.9	$468.4
Closures	198.1	213.8
Plastic containers	159.6	173.6
Consolidated	$816.6	$855.8

Income from operations
Metal containers	$40.7	$40.5
Closures (1)	21.6	17.8
Plastic containers (2)	9.2	12.8
Corporate	(4.4)	(3.1)
Consolidated	$67.1	$68.0

(1) Includes rationalization charges of $0.3 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Includes losses from operations in Venezuela of $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
(2) Includes rationalization charges of $0.4 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Overview.  Consolidated net sales were $816.6 million in the first quarter of 2015, representing a 4.6 percent decrease as compared to the first quarter of 2014 primarily as a result of the impact of unfavorable foreign currency translation, lower volumes in the plastic container business, the cessation of the Venezuela operations in the closures business, the unfavorable financial impact from recent longer-term customer contracts in the plastic container business and the pass through of lower raw material costs in the plastic container and closures businesses, partially offset by volume increases in the metal container and closures businesses and the pass through of higher raw material and other manufacturing costs in the metal container business. Income from operations for the first quarter of 2015 of $67.1 million decreased by $0.9 million, or 1.3 percent, as compared to the same period in 2014 primarily due to higher manufacturing costs and a less favorable mix of products sold in the metal container business, lower volumes in the plastic container business, the unfavorable financial impact from recent longer-term customer contracts as well as delays in implementing certain mitigating cost reduction programs in the plastic container business and the impact of unfavorable foreign currency translation. These decreases were partially offset by higher unit volumes in the metal container and closures businesses, the favorable impact from the lagged pass through of lower resin costs in the plastic container and closures businesses, a larger inventory build in the metal container business in the first quarter of 2015 as compared to the same period in 2014, foreign currency transactional losses in the metal container business incurred in the first quarter of 2014 and lower rationalization charges. Rationalization charges were $0.7 million for the first quarter of 2015 as compared to $1.6 million for the same period in 2014. Results for the first quarter of 2014 also included a loss on early extinguishment of debt of $1.5 million. Net income for the first quarter of 2015 was $33.3 million as compared to $31.5 million for the same period in 2014.  Net income per diluted share for the first quarter of 2015 was $0.53 as compared to $0.49 for the same period in 2014.

Net Sales.  The $39.2 million decrease in consolidated net sales in the first quarter of 2015 as compared to the first quarter of 2014 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $9.5 million, or 2.0 percent, in the first quarter of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $12.7 million, partially offset by the pass through of higher raw material and other manufacturing costs and higher unit volumes of approximately 2 percent due principally to volumes associated with the recent acquisition of the operations of Van Can Company, or Van Can.

Net sales for the closures business decreased $15.7 million, or 7.3 percent, in the first quarter of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $17.2 million, the cessation of operations in Venezuela at the end of 2014 and the pass through of lower raw material costs, partially offset by an increase in unit volumes of approximately 2 percent.

Net sales for the plastic container business decreased $14.0 million, or 8.1 percent, in the first quarter of 2015 as compared to the same period in 2014.  This decrease was principally due to weaker demand in the markets served resulting in lower volumes of approximately 3 percent, the unfavorable financial impact from recent longer-term customer contracts, the impact of unfavorable foreign currency translation of approximately $4.0 million and the pass through of lower raw material costs.

Gross Profit.  Gross profit margin remained unchanged at 15.0 percent for the first quarter of 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 6.7 percent for the first quarter of 2015 as compared to 6.8 percent for the same period in 2014.  Selling, general and administrative expenses decreased $4.0 million to $54.4 million for the first quarter of 2015 as compared to $58.4 million for the same period in 2014 primarily due to the impact from changes in foreign currency rates.

Income from Operations.  Income from operations for the first quarter of 2015 decreased by $0.9 million, or 1.3 percent, as compared to the first quarter of 2014, while operating margin increased to 8.2 percent from 8.0 percent over the same periods.

Income from operations of the metal container business for the first quarter of 2015 increased $0.2 million, or 0.5 percent, as compared to the same period in 2014, and operating margin increased to 8.9 percent from 8.6 percent over the same periods.  The increase in income from operations was primarily due to a larger inventory build in the first quarter of 2015 as compared to the prior year period, foreign currency transactional losses incurred in the first quarter of the prior year period and higher unit volumes. These increases were partially offset by higher manufacturing costs due largely to logistical challenges from changes in customer demand patterns and the absorption of new volume associated with Van Can and a less favorable mix of products sold.

Income from operations of the closures business for the first quarter of 2015 increased $3.8 million, or 21.3 percent, as compared to the same period in 2014, and operating margin increased to 10.9 percent from 8.3 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and the favorable impact from the lagged pass through of lower resin costs, partially offset by the impact of unfavorable foreign currency translation.

Income from operations of the plastic container business for the first quarter of 2015 decreased $3.6 million, or 28.1 percent, as compared to the same period in 2014, and operating margin decreased to 5.8 percent from 7.4 percent over the same periods.  The decrease in income from operations was primarily attributable to lower volumes, the unfavorable financial impact from recent longer-term customer contracts as well as delays in implementing certain mitigating cost reduction programs and the impact of unfavorable foreign currency translation, partially offset by the favorable impact from the lagged pass through of lower resin costs.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2015 decreased $2.2 million to $16.5 million as compared to the same period in 2014, due to lower weighted average interest rates, lower average outstanding borrowings and the impact from favorable foreign currency translation. Loss on early extinguishment of debt of $1.5 million in the first quarter of 2014 was a result of the refinancing of our previous senior secured credit facility in January 2014.

Provision for Income Taxes. The effective tax rate was 34.2 percent for each of the first quarters of 2015 and 2014.

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

For the three months ended March 31, 2015, we used net borrowings of revolving loans of $360.5 million, cash and cash equivalents of $93.5 million and proceeds from the issuance of long-term debt of $0.9 million to fund repurchases of our common stock in the tender offer for $162.6 million (which includes $0.8 million of fees and expenses), cash used in operations of $144.5 million, decreases in outstanding checks of $82.8 million, net capital expenditures of $48.8 million, dividends paid on our common stock of $10.3 million, the repayment of $4.2 million of long-term debt and net payments for stock-based compensation issuances of $1.7 million.

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

At March 31, 2015, we had $359.5 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2015 was $603.4 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.2 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. Additional cash spending under our rationalization plans of approximately $6.8 million is expected within the next twelve months.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2015 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. This amendment will be effective for us on January 1, 2017. Early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our consolidated financial statements.

In April 2015, the FASB issued an ASU which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This amendment will be effective for us on January 1, 2016. Early adoption is permitted. Adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Since such filing, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2015 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
	(a) Total Number of Shares Purchased (1)
		(b) Average Price Paid per Share

January 1-31, 2015	—	—	—	$275.5
February 1-28, 2015	—	—	—	—
March 1-31, 2015	2,766,354	$58.50	2,766,354	$113.6

Total	2,766,354	$58.50	2,766,354	$113.6

(1) All of the shares included in the table were purchased on March 17, 2015 pursuant to our "modified Dutch auction" tender offer.

(2) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock from time to time through and including December 31, 2019. Prior to the first quarter of 2015, we had repurchased approximately $24.5 million of our common stock pursuant to such authorization.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 8, 2015	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.