Form 10-Q
period 2015-06-30
SILGAN HOLDINGS INC
filed 2015-08-07
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 31, 2015, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,379,310.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$126,676	$133,928	$222,591
Trade accounts receivable, net	443,943	447,685	310,732
Inventories	753,335	748,227	548,765
Prepaid expenses and other current assets	58,285	61,374	75,744
Total current assets	1,382,239	1,391,214	1,157,832

Property, plant and equipment, net	1,082,712	1,103,030	1,063,631
Goodwill	620,481	649,479	630,262
Other intangible assets, net	203,863	222,328	211,770
Other assets, net	237,657	274,847	240,429
	$3,526,952	$3,640,898	$3,303,924

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$532,639	$463,112	$125,130
Trade accounts payable	375,037	307,113	423,905
Accrued payroll and related costs	55,086	60,407	46,242
Accrued liabilities	75,606	71,960	69,285
Total current liabilities	1,038,368	902,592	664,562

Long-term debt	1,451,450	1,554,360	1,473,833
Other liabilities	454,108	426,288	455,573

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	232,117	218,145	225,449
Retained earnings	1,368,956	1,225,877	1,313,521
Accumulated other comprehensive loss	(182,779)	(44,413)	(165,624)
Treasury stock	(836,144)	(642,827)	(664,266)
Total stockholders’ equity	583,026	757,658	709,956
	$3,526,952	$3,640,898	$3,303,924

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$914,229	$917,336	$1,730,829	$1,773,182
Cost of goods sold	780,572	773,629	1,474,935	1,501,468
Gross profit	133,657	143,707	255,894	271,714
Selling, general and administrative expenses	54,407	56,765	108,858	115,175
Rationalization charges	959	862	1,684	2,449
Income from operations	78,291	86,080	145,352	154,090
Interest and other debt expense before loss on early extinguishment of debt	16,762	18,958	33,205	37,644
Loss on early extinguishment of debt	—	—	—	1,474
Interest and other debt expense	16,762	18,958	33,205	39,118
Income before income taxes	61,529	67,122	112,147	114,972
Provision for income taxes	19,285	23,119	36,599	39,493
Net income	$42,244	$44,003	$75,548	$75,479

Earnings per share:
Basic net income per share	$0.70	$0.69	$1.23	$1.19
Diluted net income per share	$0.70	$0.69	$1.22	$1.18

Dividends per share	$0.16	$0.15	$0.32	$0.30

Weighted average number of shares:
Basic	60,473	63,525	61,631	63,511
Effect of dilutive securities	255	349	268	388
Diluted	60,728	63,874	61,899	63,899

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$42,244	$44,003	$75,548	$75,479
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	846	(133)	1,620	(544)
Change in fair value of derivatives	352	523	170	1,338
Foreign currency translation	11,324	3,160	(18,945)	(7,088)
Other comprehensive income (loss)	12,522	3,550	(17,155)	(6,294)
Comprehensive income	$54,766	$47,553	$58,393	$69,185

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$75,548	$75,479
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73,042	76,511
Rationalization charges	1,684	2,449
Loss on early extinguishment of debt	—	1,474
Excess tax benefit from stock-based compensation	(771)	(1,037)
Other changes that provided (used) cash:
Trade accounts receivable, net	(140,426)	(116,359)
Inventories	(212,806)	(234,603)
Trade accounts payable	38,630	42,724
Accrued liabilities	11,577	12,966
Other, net	16,764	(22,428)
Net cash used in operating activities	(136,758)	(162,824)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	(690)	—
Capital expenditures	(98,183)	(60,004)
Proceeds from asset sales	128	372
Net cash used in investing activities	(98,745)	(59,632)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	585,364	678,872
Repayments under revolving loans	(169,284)	(340,779)
Proceeds from issuance of long-term debt	3,970	732,215
Repayments of long-term debt	(5,649)	(751,509)
Debt issuance costs	—	(5,019)
Changes in outstanding checks - principally vendors	(82,801)	(86,538)
Dividends paid on common stock	(20,113)	(19,356)
Excess tax benefit from stock-based compensation	771	1,037
Repurchase of common stock under stock plan	(2,538)	(5,267)
Repurchase of common stock under share repurchase authorization	(170,132)	(7,735)
Net cash provided by financing activities	139,588	195,921

Cash and cash equivalents:
Net decrease	(95,915)	(26,535)
Balance at beginning of year	222,591	160,463
Balance at end of period	$126,676	$133,928

Interest paid, net	$31,560	$33,762
Income taxes paid, net	18,306	25,056

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015 and 2014
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	75,479	—	—	75,479
Other comprehensive loss	—	—	—	—	(6,294)	—	(6,294)
Dividends declared on common stock	—	—	—	(19,356)	—	—	(19,356)
Stock compensation expense	—	—	5,951	—	—	—	5,951
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $1,037	153	—	(628)	—	—	(3,602)	(4,230)
Repurchases of common stock	(158)	—	—	—	—	(7,735)	(7,735)
Balance at June 30, 2014	63,410	$876	$218,145	$1,225,877	$(44,413)	$(642,827)	$757,658

Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	75,548	—	—	75,548
Other comprehensive loss	—	—	—	—	(17,155)	—	(17,155)
Dividends declared on common stock	—	—	—	(20,113)	—	—	(20,113)
Stock compensation expense	—	—	6,689	—	—	—	6,689
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $771	82	—	(21)	—	—	(1,746)	(1,767)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at June 30, 2015	60,379	$876	$232,117	$1,368,956	$(182,779)	$(836,144)	$583,026

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
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

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. In July 2015, the FASB deferred the effective date of this amendment. As a result, this amendment will be effective for us on January 1, 2018, with early adoption permitted up to one year prior to the effective date. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

In July 2015, the FASB issued an ASU which amends existing guidance for measuring inventories. This amendment will require us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for us on January 1, 2017. Early adoption is permitted. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Closures	$810	$862	$1,146	$1,487
Plastic containers	149	—	538	962
	$959	$862	$1,684	$2,449

Activity in reserves for our rationalization plans for the six months ended June 30 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2014	$6,052	$316	$—	$6,368
Charged to expense	1,178	231	275	1,684
Utilized and currency translation	(3,923)	(368)	(275)	(4,566)
Balance at June 30, 2015	$3,307	$179	$—	$3,486

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $2.5 million and $6.5 million, respectively, are expected within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2014	$(89,252)	$(1,198)	$(75,174)	$(165,624)
Other comprehensive loss before reclassifications	—	(701)	(18,945)	(19,646)
Amounts reclassified from accumulated other comprehensive loss	1,620	871	—	2,491
Other comprehensive loss	1,620	170	(18,945)	(17,155)
Balance at June 30, 2015	$(87,632)	$(1,028)	$(94,119)	$(182,779)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 were net losses of $1.3 million and $2.6 million, respectively, excluding an income tax benefit of $0.5 million and $1.0 million, respectively.  For the three and six months ended June 30, 2015, these net losses consisted of $1.8 million and $3.5 million of amortization of net actuarial losses and $0.5 million and $0.9 million of amortization of net prior service credit, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 were net losses of $0.7 million and $1.4 million, respectively, excluding an income tax benefit of $0.3 million and $0.5 million, respectively.  For the three and six months ended June 30, 2015, these net losses included $0.4 million and $0.8 million, respectively, related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and $0.3 million and $0.6 million, respectively, related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income. See Note 6 for further information.

Foreign currency (losses) gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 were $(10.8) million and $19.1 million, respectively, excluding an income tax (benefit) provision of $(4.0) million and $7.1 million, respectively. See Note 6 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(Dollars in thousands)

Raw materials	$204,195	$190,546	$184,714
Work-in-process	121,144	123,557	115,308
Finished goods	516,931	517,897	338,562
Other	14,086	12,807	13,541
	856,356	844,807	652,125
Adjustment to value inventory at cost on the LIFO method	(103,021)	(96,580)	(103,360)
	$753,335	$748,227	$548,765

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2015	June 30, 2014	Dec. 31, 2014
	(Dollars in thousands)
Bank debt
Bank revolving loans	$407,000	$350,924	$—
U.S. term loans	365,000	365,000	365,000
Canadian term loans	53,493	65,506	60,235
Euro term loans	246,994	300,410	266,156
Other foreign bank revolving and term loans	111,602	135,632	107,572
Total bank debt	1,184,089	1,217,472	798,963
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	1,984,089	2,017,472	1,598,963
Less current portion	532,639	463,112	125,130
	$1,451,450	$1,554,360	$1,473,833

At June 30, 2015, amounts expected to be repaid within one year consisted of $437.6 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $95.0 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2015:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$126,676	$126,676

Liabilities:
Bank debt	$1,184,089	$1,184,089
5½% Senior Notes	300,000	311,436
5% Senior Notes	500,000	511,250
Interest rate swap agreements	1,280	1,280
Natural gas swap agreements	367	367

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2015 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2015 and 2014 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2015, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at June 30, 2015 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $1.7 million, of which $1.4 million was included in accrued liabilities and $0.3 million was included in other liabilities.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 were losses, net of income taxes, of $0.4 million and $0.9 million, respectively.  We estimate that we will reclassify losses of $0.9 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2015, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2015, net payments under our interest rate swap agreements were $0.4 million and $0.8 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2015, the aggregate notional principal amount of our natural gas swap agreements was 896,000 MMBtu of natural gas with fixed prices ranging from $2.77 to $3.24 per MMBtu, which hedged approximately 21 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2015, net payments under our natural gas swap agreements were $0.3 million and $0.6 million, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2015 were $(10.8) million and $19.1 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 7.               Commitments and Contingencies

A competition authority in Germany commenced an antitrust investigation involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. Given the early stage of the investigation, we cannot reasonably assess what actions may result from the investigation or estimate what costs we may incur as a result of the investigation.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business, none of which is expected to have a material adverse effect on our business or financial condition.

Note 8.               Retirement Benefits

The components of the net periodic pension benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Service cost	$3,951	$3,316	$8,001	$6,771
Interest cost	7,142	7,419	14,291	14,849
Expected return on plan assets	(15,698)	(14,333)	(31,353)	(28,688)
Amortization of prior service cost	268	334	514	619
Amortization of actuarial losses	1,833	217	3,666	434
Net periodic benefit credit	$(2,504)	$(3,047)	$(4,881)	$(6,015)

The components of the net periodic other postretirement benefits costs were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Service cost	$136	$126	$279	$264
Interest cost	349	417	709	825
Amortization of prior service credit	(736)	(714)	(1,472)	(1,428)
Amortization of actuarial gains	(63)	(86)	(127)	(171)
Net periodic benefit credit	$(314)	$(257)	$(611)	$(510)

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
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 10.               Treasury Stock

On February 9, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $200.0 million of our common stock. Pursuant to the tender offer, which expired on March 10, 2015, we purchased 2,766,354 shares of our common stock from our stockholders on March 17, 2015 at a price of $58.50 per share, for a total purchase price of $161.8 million, exclusive of $0.7 million of fees and expenses. During the three months ended June 30, 2015, we repurchased an additional 139,421 shares of our common stock at an average price per share of $54.71, for a total purchase price of $7.6 million. As a result, at June 30, 2015, we had $106.0 million remaining under an authorization from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2019.

During the first six months of 2015, we issued 125,846 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. 2004 Stock Incentive Plan, we repurchased 44,122 shares of our common stock at an average cost of $57.53 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2015, 27,176,938 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2015, 158,946 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $9.1 million, which is being amortized ratably over the respective vesting period from the grant date.

At our annual meeting of stockholders held on May 26, 2015, our stockholders approved the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, which, among other things, increased the number of shares of our common stock available for awards under the 2004 Stock Incentive Plan by an additional 3,000,000 shares.  The total number of shares of our common stock available for issuance under the 2004 Stock Incentive Plan as of June 30, 2015 was 3,620,968.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2015
Net sales	$553,698	$207,156	$153,375	$—	$914,229
Depreciation and amortization(1)	17,464	9,175	8,659	31	35,329
Rationalization charges	—	810	149	—	959
Segment income from operations	48,300	24,584	9,414	(4,007)	78,291

Three Months Ended June 30, 2014
Net sales	$518,684	$232,232	$166,420	$—	$917,336
Depreciation and amortization(1)	17,192	10,748	9,073	32	37,045
Rationalization charges	—	862	—	—	862
Segment income from operations(2)	50,900	25,228	12,974	(3,022)	86,080

Six Months Ended June 30, 2015
Net sales	$1,012,596	$405,235	$312,998	$—	$1,730,829
Depreciation and amortization(1)	34,655	18,902	17,350	63	70,970
Rationalization charges	—	1,146	538	—	1,684
Segment income from operations	88,967	46,159	18,625	(8,399)	145,352

Six Months Ended June 30, 2014
Net sales	$987,089	$446,029	$340,064	$—	$1,773,182
Depreciation and amortization(1)	34,571	21,552	18,208	63	74,394
Rationalization charges	—	1,487	962	—	2,449
Segment income from operations(2)	91,353	42,993	25,818	(6,074)	154,090

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million in each of the six months ended June 30, 2015 and 2014.

(2)
Income from operations of the closures segment includes losses from operations in Venezuela of $2.9 million and $3.4 million for the three and six months ended June 30, 2014, respectively. The manufacturing facility in Venezuela ceased operations at the end of 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2015 and 2014 and for the
three and six months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Total segment income from operations	$78,291	$86,080	$145,352	$154,090
Interest and other debt expense	16,762	18,958	33,205	39,118
Income before income taxes	$61,529	$67,122	$112,147	$114,972

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales
Metal containers	60.6%	56.6%	58.5%	55.7%
Closures	22.6	25.3	23.4	25.1
Plastic containers	16.8	18.1	18.1	19.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	85.4	84.3	85.2	84.7
Gross profit	14.6	15.7	14.8	15.3
Selling, general and administrative expenses	5.9	6.2	6.3	6.5
Rationalization charges	0.1	0.1	0.1	0.1
Income from operations	8.6	9.4	8.4	8.7
Interest and other debt expense	1.9	2.1	1.9	2.2
Income before income taxes	6.7	7.3	6.5	6.5
Provision for income taxes	2.1	2.5	2.1	2.2
Net income	4.6%	4.8%	4.4%	4.3%

Summary unaudited results of operations are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales
Metal containers	$553.7	$518.7	$1,012.6	$987.1
Closures	207.1	232.2	405.2	446.0
Plastic containers	153.4	166.4	313.0	340.1
Consolidated	$914.2	$917.3	$1,730.8	$1,773.2

Income from operations
Metal containers	$48.3	$50.9	$89.0	$91.4
Closures (1)	24.6	25.2	46.2	43.0
Plastic containers (2)	9.4	13.0	18.6	25.8
Corporate	(4.0)	(3.0)	(8.4)	(6.1)
Consolidated	$78.3	$86.1	$145.4	$154.1

(1) Includes rationalization charges of $0.8 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Includes losses from operations in Venezuela of $2.9 million and $3.4 million for the three and six months ended June 30, 2014, respectively.
(2) Includes rationalization charges of $0.2 million for the three months ended June 30, 2015 and $0.5 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Overview.  Consolidated net sales were $914.2 million in the second quarter of 2015, representing a 0.3 percent decrease as compared to the second quarter of 2014 primarily as a result of the impact of unfavorable foreign currency translation of $40.7 million, the pass through of lower resin costs in the closures and plastic container businesses, the unfavorable financial impact from recent longer-term customer contract renewals and lower volumes in the plastic container business, partially offset by unit volume increases in the metal container and closures businesses. Income from operations for the second quarter of 2015 of $78.3 million decreased by $7.8 million, or 9.1 percent, as compared to the same period in 2014 primarily due to higher manufacturing costs and the inclusion of the less efficient recently acquired operations of Van Can Company, or Van Can, in the metal container business, the unfavorable financial impact from recent longer-term customer contract renewals and manufacturing inefficiencies in the plastic container business, a less favorable mix of products sold in the metal container business, the impact of unfavorable foreign currency translation, a reduction in inventory as compared to an inventory build in the prior year period in the closures business and lower volumes in the plastic container business. These decreases were partially offset by higher unit volumes in the metal container and closures businesses and an operational loss in Venezuela in the second quarter of 2014. Rationalization charges were $1.0 million for the second quarter of 2015 as compared to $0.9 million for the same period in 2014. Net income for the second quarter of 2015 was $42.2 million as compared to $44.0 million for the same period in 2014.  Net income per diluted share for the second quarter of 2015 was $0.70 as compared to $0.69 for the same period in 2014.

Net Sales.  The $3.1 million decrease in consolidated net sales in the second quarter of 2015 as compared to the second quarter of 2014 was the result of lower net sales in the closures and plastic container businesses, mostly offset by higher net sales in the metal container business.

Net sales for the metal container business increased $35.0 million, or 6.7 percent, in the second quarter of 2015 as compared to the same period in 2014.  This increase was primarily the result of higher unit volumes of approximately 11 percent due principally to volumes associated with the recent acquisition of the Van Can operations, an earlier start to the midwest vegetable pack in the U.S. and stronger volume levels in Europe, partially offset by the impact of unfavorable foreign currency translation of approximately $17.5 million.

Net sales for the closures business decreased $25.1 million, or 10.8 percent, in the second quarter of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $18.8 million and the pass through of lower resin costs, partially offset by an increase in unit volumes of approximately 1 percent.

Net sales for the plastic container business decreased $13.0 million, or 7.8 percent, in the second quarter of 2015 as compared to the same period in 2014.  This decrease was principally due to the pass through of lower raw material costs, the impact of unfavorable foreign currency translation of approximately $4.4 million, the unfavorable financial impact from recent longer-term customer contract renewals and lower volume of approximately 2 percent primarily due to weaker demand in certain markets.

Gross Profit.  Gross profit margin decreased 1.1 percentage points to 14.6 percent in the second quarter of 2015 as compared to the same period in 2014 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 5.9 percent for the second quarter of 2015 as compared to 6.2 percent for the same period in 2014.  Selling, general and administrative expenses decreased $2.4 million to $54.4 million for the second quarter of 2015 as compared to $56.8 million for the same period in 2014 primarily due to the impact from changes in foreign currency rates.

Income from Operations.  Income from operations for the second quarter of 2015 decreased by $7.8 million, or 9.1 percent, as compared to the second quarter of 2014, and operating margin decreased to 8.6 percent from 9.4 percent over the same periods.

Income from operations of the metal container business for the second quarter of 2015 decreased $2.6 million, or 5.1 percent, as compared to the same period in 2014, and operating margin decreased to 8.7 percent from 9.8 percent over the same periods.  The decrease in income from operations was primarily due to higher manufacturing costs due largely to logistical challenges from changes in customer demand patterns, the inclusion of the less efficient Van Can operations, a less favorable mix of products sold and the impact of unfavorable foreign currency translation, partially offset by higher unit volumes.

Income from operations of the closures business for the second quarter of 2015 decreased $0.6 million, or 2.4 percent, as compared to the same period in 2014, while operating margin increased to 11.9 percent from 10.9 percent over the same periods.  The decrease in income from operations was primarily due to the impact of unfavorable foreign currency translation and a reduction in inventory in the current year quarter as compared to an inventory build in the prior year period, partially offset by operational losses of $2.9 million in the second quarter of 2014 in Venezuela and higher unit volumes.

Income from operations of the plastic container business for the second quarter of 2015 decreased $3.6 million, or 27.7 percent, as compared to the same period in 2014, and operating margin decreased to 6.1 percent from 7.8 percent over the same periods.  The decrease in income from operations was primarily attributable to the unfavorable financial impact from recent longer-term customer contract renewals as well as the delayed implementation of certain footprint optimization and cost reduction programs, manufacturing inefficiencies associated with equipment moves and new business awards, lower volumes and the impact of unfavorable foreign currency translation.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2015 decreased $2.2 million to $16.8 million as compared to the same period in 2014 due to lower weighted average interest rates, lower average outstanding borrowings and the impact from favorable foreign currency translation.

Provision for Income Taxes. The effective tax rate for the second quarter of 2015 was 31.3 percent as compared to 34.4 percent in the same period in 2014. The effective tax rate in the second quarter of 2015 benefitted from higher income in lower tax jurisdictions.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Overview.  Consolidated net sales were $1.73 billion in the first six months of 2015, representing a 2.4 percent decrease as compared to the first six months of 2014 primarily as a result of the impact of unfavorable foreign currency translation of $74.5 million, the pass through of lower resin costs in the closures and plastic container businesses, the unfavorable financial impact from recent longer-term customer contract renewals and lower volumes in the plastic container business and the cessation of the Venezuela operations in the closures business at the end of 2014. These decreases were partially offset by the impact of higher unit volumes in the metal container and closures businesses and the pass through of higher raw material and other manufacturing costs in the metal container business. Income from operations for the first six months of 2015 of $145.4 million decreased by $8.7 million, or 5.6 percent, as compared to the same period in 2014 primarily as a result of higher manufacturing costs and the inclusion of the less efficient Van Can operations in the metal container business, the unfavorable financial impact from recent longer-term customer contract renewals and manufacturing inefficiencies in the plastic container business, the impact of unfavorable foreign currency translation, lower volumes in the plastic container business, a less favorable mix of products sold in the metal container business and the impact from a reduction in inventory as compared to an inventory build in the prior year period in the closures business. These decreases were partially offset by higher unit volumes in the metal container and closures businesses, operational losses in the first half of 2014 in Venezuela, the favorable impact from the lagged pass through of lower resin costs in the closures and plastic container businesses and foreign currency transactional losses in the prior year period. Rationalization charges were $1.7 million for the first six months of 2015 as compared to $2.5 million for the same period in 2014. Results for the first six months of 2014 also included a loss on early extinguishment of debt of $1.5 million. Net income was $75.5 million in each of the first six months of 2015 and 2014. Net income per diluted share for the first six months of 2015 was $1.22 as compared to $1.18 for the same period in 2014.

Net Sales.  The $42.4 million decrease in consolidated net sales in the first six months of 2015 as compared to the first six months of 2014 was the result of lower net sales in the closures and plastic container businesses, partially offset by higher net sales in the metal container business.

Net sales for the metal container business increased $25.5 million, or 2.6 percent, in the first six months of 2015 as compared to the same period in 2014.  This increase was primarily the result of higher unit volumes of approximately 7 percent and the pass through of higher raw material and other manufacturing costs, partially offset by the impact of unfavorable foreign currency translation of approximately $30.1 million.

Net sales for the closures business decreased $40.8 million, or 9.1 percent, in the first six months of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $36.0 million, the pass through of lower resin costs and the cessation of operations in Venezuela at the end of 2014, partially offset by an increase in unit volumes of approximately 1 percent.

Net sales for the plastic container business decreased $27.1 million, or 8.0 percent, in the first six months of 2015 as compared to the same period in 2014.  This decrease was principally due to lower volumes of approximately 3 percent, the impact of unfavorable foreign currency translation of approximately $8.4 million, the unfavorable financial impact from recent longer-term customer contract renewals and the pass through of lower raw material costs.

Gross Profit.  Gross profit margin decreased 0.5 percentage points to 14.8 percent in the first six months of 2015 as compared to the same period in 2014 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage points to 6.3 percent for the first six months of 2015 as compared to 6.5 percent for the same period in 2014.  Selling, general and administrative expenses decreased $6.3 million to $108.9 million for the first six months of 2015 as compared to $115.2 million for the same period in 2014 primarily due to the impact from changes in foreign currency rates.

Income from Operations.  Income from operations for the first six months of 2015 decreased by $8.7 million, or 5.6 percent, as compared to the first six months of 2014, and operating margin decreased to 8.4 percent from 8.7 percent over the same periods.

Income from operations of the metal container business for the first six months of 2015 decreased $2.4 million, or 2.6 percent, as compared to the same period in 2014, and operating margin decreased to 8.8 percent from 9.3 percent over the same periods.  The decrease in income from operations was primarily due to higher manufacturing costs due largely to logistical challenges from changes in customer demand patterns and the inclusion of the less efficient Van Can operations, a less favorable mix of products sold and the impact of unfavorable foreign currency translation. These decreases were partially offset by an increase in unit volumes and foreign currency transactional losses in the prior year period.

Income from operations of the closures business for the first six months of 2015 increased $3.2 million, or 7.4 percent, as compared to the same period in 2014, and operating margin increased to 11.4 percent from 9.6 percent over the same periods.  The increase in income from operations was primarily due to operational losses in Venezuela of $3.4 million in the prior year period, higher unit volumes and the favorable impact from the lagged pass through of lower resin costs, partially offset by the impact of unfavorable foreign currency translation and a reduction in inventory in the first half of 2015 as compared to an inventory build in the prior year period.

Income from operations of the plastic container business for the first six months of 2015 decreased $7.2 million, or 27.9 percent, as compared to the same period in 2014, and operating margin decreased to 5.9 percent from 7.6 percent over the same periods.  The decrease in income from operations was primarily attributable to the unfavorable financial impact from recent longer-term customer contract renewals as well as the delayed implementation of certain footprint optimization and cost reduction programs, lower volumes, manufacturing inefficiencies associated with equipment moves and new business awards and the impact of unfavorable foreign currency translation, partially offset by the favorable impact from the lagged pass through of lower resin costs.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2015 decreased $4.4 million to $33.2 million as compared to the same period in 2014 due to lower weighted average interest rates, lower average outstanding borrowings and the impact from favorable foreign currency translation. Loss on early extinguishment of debt of $1.5 million in the first six months of 2014 was a result of the refinancing of our previous senior secured credit facility in January 2014.

Provision for Income Taxes. The effective tax rate for the first six months of 2015 was 32.6 percent as compared to 34.4 percent in the same period in 2014. The effective tax rate in 2015 benefitted from the impact of higher income in lower tax jurisdictions.

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

For the six months ended June 30, 2015, we used net borrowings of revolving loans of $416.1 million, cash and cash equivalents of $95.9 million and proceeds from the issuance of long-term debt of $4.0 million to fund repurchases of our common stock of $170.1 million, cash used in operations of $136.8 million, decreases in outstanding checks of $82.8 million, net capital expenditures of $98.1 million, dividends paid on our common stock of $20.1 million, the repayment of $5.6 million of long-term debt, net payments for stock-based compensation issuances of $1.8 million and the purchase of a business for $0.7 million.

For the six months ended June 30, 2014, we used proceeds from the issuance of long-term debt of $732.2 million, net borrowings of revolving loans of $338.1 million and cash and cash equivalents of $26.5 million to fund the repayment of $751.5 million of long-term debt, cash used in operations of $162.8 million, decreases in outstanding checks of $86.5 million, net capital expenditures of $59.6 million, dividends paid on our common stock of $19.4 million, debt issuance costs of $5.0 million related to the Credit Agreement, net payments for stock-based compensation issuances of $4.3 million and repurchases of our common stock of $7.7 million.

At June 30, 2015, we had $407.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2015 was $555.9 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $4.3 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively. Additional cash spending under our rationalization plans of approximately $6.5 million is expected within the next twelve months.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. In July 2015, the FASB deferred the effective date of this amendment. As a result, this amendment will be effective for us on January 1, 2018, with early adoption permitted up to one year prior to the effective date. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

In July 2015, the FASB issued an ASU which amends existing guidance for measuring inventories. This amendment will require us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for us on January 1, 2017. Early adoption is permitted. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 1. Legal Proceedings
See Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 included elsewhere in this Quarterly Report and incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

April 1-30, 2015	—	—	—	$113.6
May 1-31, 2015	114,889	$54.78	114,889	$107.3
June 1-30, 2015	24,532	$54.37	24,532	$106.0

Total	139,421	$54.71	139,421	$106.0

(1) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock from time to time through and including December 31, 2019. Prior to the second quarter of 2015, we had repurchased approximately $186.4 million of our common stock pursuant to such authorization, which includes shares purchased on March 17, 2015 pursuant to our "modified Dutch auction" tender offer.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 7, 2015	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.