Form 10-Q
period 2015-09-30
SILGAN HOLDINGS INC
filed 2015-11-06
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 30, 2015, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,392,905.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$104,203	$145,889	$222,591
Trade accounts receivable, net	623,591	616,348	310,732
Inventories	580,276	588,290	548,765
Prepaid expenses and other current assets	51,782	56,928	75,744
Total current assets	1,359,852	1,407,455	1,157,832

Property, plant and equipment, net	1,099,873	1,080,226	1,063,631
Goodwill	617,786	639,216	630,262
Other intangible assets, net	199,475	217,094	211,770
Other assets, net	237,429	286,185	240,429
	$3,514,415	$3,630,176	$3,303,924

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$482,877	$443,982	$125,130
Trade accounts payable	342,878	285,346	423,905
Accrued payroll and related costs	55,107	58,958	46,242
Accrued liabilities	94,755	101,871	69,285
Total current liabilities	975,617	890,157	664,562

Long-term debt	1,448,937	1,523,048	1,473,833
Other liabilities	457,976	435,672	455,573

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	234,789	223,203	225,449
Retained earnings	1,429,468	1,299,502	1,313,521
Accumulated other comprehensive loss	(196,878)	(78,016)	(165,624)
Treasury stock	(836,370)	(664,266)	(664,266)
Total stockholders’ equity	631,885	781,299	709,956
	$3,514,415	$3,630,176	$3,303,924

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Net sales	$1,203,525	$1,228,444	$2,934,355	$3,001,626
Cost of goods sold	1,018,419	1,022,830	2,493,355	2,524,298
Gross profit	185,106	205,614	441,000	477,328
Selling, general and administrative expenses	54,113	55,451	162,969	170,625
Rationalization charges	9,070	2,528	10,754	4,978
Income from operations	121,923	147,635	267,277	301,725
Interest and other debt expense before loss on early extinguishment of debt	17,159	19,276	50,364	56,920
Loss on early extinguishment of debt	—	—	—	1,474
Interest and other debt expense	17,159	19,276	50,364	58,394
Income before income taxes	104,764	128,359	216,913	243,331
Provision for income taxes	34,448	45,083	71,047	84,576
Net income	$70,316	$83,276	$145,866	$158,755

Earnings per share:
Basic net income per share	$1.16	$1.31	$2.38	$2.50
Diluted net income per share	$1.16	$1.31	$2.37	$2.49

Dividends per share	$0.16	$0.15	$0.48	$0.45

Weighted average number of shares:
Basic	60,417	63,448	61,222	63,480
Effect of dilutive securities	279	266	271	347
Diluted	60,696	63,714	61,493	63,827

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Net income	$70,316	$83,276	$145,866	$158,755
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	12	(225)	1,632	(769)
Change in fair value of derivatives	(277)	1,310	(107)	2,648
Foreign currency translation	(13,834)	(34,688)	(32,779)	(41,776)
Other comprehensive loss	(14,099)	(33,603)	(31,254)	(39,897)
Comprehensive income	$56,217	$49,673	$114,612	$118,858

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$145,866	$158,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109,790	114,211
Rationalization charges	10,754	4,978
Loss on early extinguishment of debt	—	1,474
Excess tax benefit from stock-based compensation	(680)	(3,403)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(325,281)	(291,837)
Inventories	(43,721)	(81,553)
Trade accounts payable	8,555	26,698
Accrued liabilities	22,272	43,040
Other, net	24,268	(24,909)
Net cash used in operating activities	(48,177)	(52,546)

Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(690)	(17,714)
Capital expenditures	(151,419)	(94,290)
Proceeds from asset sales	225	1,202
Net cash used in investing activities	(151,884)	(110,802)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	692,476	757,960
Repayments under revolving loans	(326,026)	(434,950)
Proceeds from issuance of long-term debt	7,327	732,215
Repayments of long-term debt	(7,040)	(753,168)
Debt issuance costs	—	(5,019)
Changes in outstanding checks - principally vendors	(82,801)	(86,538)
Dividends paid on common stock	(29,919)	(29,007)
Excess tax benefit from stock-based compensation	680	3,403
Repurchase of common stock under stock plan	(2,892)	(11,456)
Repurchase of common stock under share repurchase authorization	(170,132)	(24,666)
Net cash provided by financing activities	81,673	148,774

Cash and cash equivalents:
Net decrease	(118,388)	(14,574)
Balance at beginning of year	222,591	160,463
Balance at end of period	$104,203	$145,889

Interest paid, net	$45,541	$49,632
Income taxes paid, net	37,546	40,093

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2015 and 2014
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2013	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	158,755	—	—	158,755
Other comprehensive loss	—	—	—	—	(39,897)	—	(39,897)
Dividends declared on common stock	—	—	—	(29,007)	—	—	(29,007)
Stock compensation expense	—	—	10,324	—	—	—	10,324
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $3,403	297	—	57	—	—	(8,110)	(8,053)
Repurchases of common stock	(509)	—	—	—	—	(24,666)	(24,666)
Balance at September 30, 2014	63,203	$876	$223,203	$1,299,502	$(78,016)	$(664,266)	$781,299

Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	145,866	—	—	145,866
Other comprehensive loss	—	—	—	—	(31,254)	—	(31,254)
Dividends declared on common stock	—	—	—	(29,919)	—	—	(29,919)
Stock compensation expense	—	—	9,580	—	—	—	9,580
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $680	96	—	(240)	—	—	(1,972)	(2,212)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at September 30, 2015	60,393	$876	$234,789	$1,429,468	$(196,878)	$(836,370)	$631,885

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2015 assessment performed during the third quarter.

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. In August 2015, the FASB deferred the effective date of this amendment. As a result, this amendment will be effective for us on January 1, 2018, with early adoption permitted up to one year prior to the effective date. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

In April 2015, the FASB issued an ASU that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This amendment will be effective for us on January 1, 2016. Early adoption is permitted. The adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued an ASU that amends existing guidance for measuring inventories. This amendment will require us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for us on January 1, 2017. Early adoption is permitted. The adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Dollars in thousands)
Closures	$205	$1,218	$1,351	$2,706
Plastic containers	8,865	1,310	9,403	2,272
	$9,070	$2,528	$10,754	$4,978

Activity in reserves for our rationalization plans for the nine months ended September 30 was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefit Curtailment	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2014	$6,052	$—	$316	$—	$6,368
Charged to expense	2,496	(482)	361	8,379	10,754
Utilized and currency translation	(5,360)	482	(409)	(8,379)	(13,666)
Balance at September 30, 2015	$3,188	$—	$268	$—	$3,456

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 6). Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $3.7 million and $7.2 million, respectively, are expected within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2014	$(89,252)	$(1,198)	$(75,174)	$(165,624)
Other comprehensive loss before reclassifications	—	(1,292)	(32,779)	(34,071)
Amounts reclassified from accumulated other comprehensive loss	1,632	1,185	—	2,817
Other comprehensive loss	1,632	(107)	(32,779)	(31,254)
Balance at September 30, 2015	$(87,620)	$(1,305)	$(107,953)	$(196,878)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss were not significant for the three months ended September 30, 2015 and were net losses of $2.6 million, excluding an income tax benefit of $1.0 million, for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015, these net losses consisted of $4.1 million of amortization of net actuarial losses and $1.5 million of amortization of net prior service credit, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss were not significant for the three months ended September 30, 2015 and were net losses of $1.9 million, excluding an income tax benefit of $0.7 million, for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015, these net losses included $1.1 million related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and $0.8 million related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income. See Note 6 for further information.

Foreign currency gains related to our net investment hedges included in the foreign currency translation component of accumulated other comprehensive loss were not significant for the three months ended September 30, 2015 and were $19.5 million, excluding an income tax provision of $7.3 million, for the nine months ended September 30, 2015. See Note 6, which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(Dollars in thousands)

Raw materials	$204,841	$181,034	$184,714
Work-in-process	104,842	125,290	115,308
Finished goods	358,783	364,261	338,562
Other	14,831	14,285	13,541
	683,297	684,870	652,125
Adjustment to value inventory at cost on the LIFO method	(103,021)	(96,580)	(103,360)
	$580,276	$588,290	$548,765

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(Dollars in thousands)
Bank debt
Bank revolving loans	$357,044	$335,148	$—
U.S. term loans	365,000	365,000	365,000
Canadian term loans	49,582	62,699	60,235
Euro term loans	246,576	279,070	266,156
Other foreign bank revolving and term loans	113,612	125,113	107,572
Total bank debt	1,131,814	1,167,030	798,963
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt	1,931,814	1,967,030	1,598,963
Less current portion	482,877	443,982	125,130
	$1,448,937	$1,523,048	$1,473,833

At September 30, 2015, amounts expected to be repaid within one year consisted of $387.6 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $95.3 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2015:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$104,203	$104,203

Liabilities:
Bank debt	$1,131,814	$1,131,814
5½% Senior Notes	300,000	310,410
5% Senior Notes	500,000	503,750
Interest rate swap agreements	1,465	1,465
Natural gas swap agreements	626	626

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2015 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2015 and 2014 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2015, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2015 was recorded in our Condensed Consolidated Balance Sheet as a net liability of $2.1 million, of which $1.7 million was included in accrued liabilities and $0.4 million was included in other liabilities.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 were losses, net of income taxes, of $0.3 million and $1.2 million, respectively.  We estimate that we will reclassify losses of $1.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2015, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2015, net payments under our interest rate swap agreements were $0.3 million and $1.1 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2015, the aggregate notional principal amount of our natural gas swap agreements was 1,764,000 MMBtu of natural gas with fixed prices ranging from $2.86 to $4.16 per MMBtu, which hedged approximately 41 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2015, net payments under our natural gas swap agreements were $0.2 million and $0.8 million, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2015 were $0.4 million and $19.5 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
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

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business, none of which are expected to have a material adverse effect on our business or financial condition.

Note 8.               Retirement Benefits

The components of the net periodic pension benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Dollars in thousands)
Service cost	$3,688	$3,392	$11,689	$10,163
Interest cost	6,753	7,399	21,044	22,248
Expected return on plan assets	(15,692)	(14,312)	(47,045)	(43,000)
Amortization of prior service cost	264	272	778	891
Amortization of actuarial losses	627	154	4,293	588
Curtailment gain	(482)	—	(482)	—
Net periodic benefit credit	$(4,842)	$(3,095)	$(9,723)	$(9,110)

The components of the net periodic other postretirement benefits costs were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Dollars in thousands)
Service cost	$56	$138	$335	$402
Interest cost	256	420	965	1,245
Amortization of prior service credit	(817)	(726)	(2,289)	(2,154)
Amortization of actuarial gains	(133)	(75)	(260)	(246)
Net periodic benefit credit	$(638)	$(243)	$(1,249)	$(753)

Note 9.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the tax years 2012 and 2013 for us, and we have been accepted into the Compliance Assurance Program for the 2014 and 2015 tax years, which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 10.               Treasury Stock

On February 9, 2015, we commenced a “modified Dutch auction” tender offer to purchase up to $200.0 million of our common stock. Pursuant to the tender offer, which expired on March 10, 2015, we purchased 2,766,354 shares of our common stock from our stockholders on March 17, 2015 at a price of $58.50 per share, for a total purchase price of $161.8 million, exclusive of $0.7 million of fees and expenses. During the nine months ended September 30, 2015, we repurchased an additional 139,421 shares of our common stock at an average price per share of $54.71, for a total purchase price of $7.6 million. As a result, at September 30, 2015, we had $106.0 million remaining under an authorization from our Board of Directors for the repurchase of our common stock from time to time through and including December 31, 2019.

During the first nine months of 2015, we issued 146,160 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, we repurchased 50,841 shares of our common stock at an average cost of $56.88 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2015, 27,163,343 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2015, 167,946 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $9.6 million, which is being amortized ratably over the respective vesting period from the grant date.

At our annual meeting of stockholders held on May 26, 2015, our stockholders approved the 2004 Stock Incentive Plan, which, among other things, increased the number of shares of our common stock available for awards under the 2004 Stock Incentive Plan by an additional 3,000,000 shares.  The total number of shares of our common stock available for issuance under the 2004 Stock Incentive Plan as of September 30, 2015 was 3,647,406.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2015
Net sales	$845,408	$215,713	$142,404	$—	$1,203,525
Depreciation and amortization(1)	17,746	9,399	8,531	30	35,706
Rationalization charges	—	205	8,865	—	9,070
Segment income from operations	106,024	27,066	(7,293)	(3,874)	121,923

Three Months Ended September 30, 2014
Net sales	$827,675	$241,021	$159,748	$—	$1,228,444
Depreciation and amortization(1)	17,550	9,930	9,146	32	36,658
Rationalization charges	—	1,218	1,310	—	2,528
Segment income from operations(2)	112,229	27,645	13,129	(5,368)	147,635

Nine Months Ended September 30, 2015
Net sales	$1,858,004	$620,949	$455,402	$—	$2,934,355
Depreciation and amortization(1)	52,400	28,302	25,881	93	106,676
Rationalization charges	—	1,351	9,403	—	10,754
Segment income from operations	194,992	73,226	11,332	(12,273)	267,277

Nine Months Ended September 30, 2014
Net sales	$1,814,764	$687,050	$499,812	$—	$3,001,626
Depreciation and amortization(1)	52,121	31,482	27,354	95	111,052
Rationalization charges	—	2,706	2,272	—	4,978
Segment income from operations(2)	203,582	70,639	38,946	(11,442)	301,725

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million in each of the three months ended September 30, 2015 and 2014 and $3.1 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Income from operations of the closures segment includes income (losses) from operations in Venezuela of $0.8 million and $(2.6) million for the three and nine months ended September 30, 2014, respectively. The manufacturing facility in Venezuela ceased operations at the end of 2014.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2015 and 2014 and for the
three and nine months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Dollars in thousands)
Total segment income from operations	$121,923	$147,635	$267,277	$301,725
Interest and other debt expense	17,159	19,276	50,364	58,394
Income before income taxes	$104,764	$128,359	$216,913	$243,331

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Net sales
Metal containers	70.3%	67.4%	63.3%	60.5%
Closures	17.9	19.6	21.2	22.9
Plastic containers	11.8	13.0	15.5	16.6
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.6	83.3	85.0	84.1
Gross profit	15.4	16.7	15.0	15.9
Selling, general and administrative expenses	4.5	4.5	5.6	5.7
Rationalization charges	0.8	0.2	0.3	0.1
Income from operations	10.1	12.0	9.1	10.1
Interest and other debt expense	1.4	1.5	1.7	2.0
Income before income taxes	8.7	10.5	7.4	8.1
Provision for income taxes	2.9	3.7	2.4	2.8
Net income	5.8%	6.8%	5.0%	5.3%

Summary unaudited results of operations are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Dollars in millions)
Net sales
Metal containers	$845.4	$827.7	$1,858.0	$1,814.8
Closures	215.7	241.0	620.9	687.0
Plastic containers	142.4	159.7	455.4	499.8
Consolidated	$1,203.5	$1,228.4	$2,934.3	$3,001.6

Income from operations
Metal containers	$106.0	$112.2	$195.0	$203.6
Closures (1)	27.1	27.7	73.2	70.6
Plastic containers (2)	(7.3)	13.1	11.3	38.9
Corporate	(3.9)	(5.3)	(12.2)	(11.4)
Consolidated	$121.9	$147.7	$267.3	$301.7

(1) Includes rationalization charges of $0.2 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. Includes income (losses) from operations in Venezuela of $0.8 million and $(2.6) million for the three and nine months ended September 30, 2014, respectively.
(2) Includes rationalization charges of $8.9 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $9.4 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Overview.  Consolidated net sales were $1.20 billion in the third quarter of 2015, representing a 2.0 percent decrease as compared to the third quarter of 2014 primarily as a result of the impact of unfavorable foreign currency translation of approximately $41 million, the pass through of lower raw material costs in the closures and plastic container businesses, the cessation of operations in Venezuela in the closures business at the end of 2014, lower volumes in the plastic container business and the unfavorable financial impact from recent longer-term customer contract renewals, partially offset by unit volume increases in the metal container and closures businesses. Income from operations for the third quarter of 2015 of $121.9 million decreased by $25.8 million, or 17.5 percent, as compared to the same period in 2014 primarily due to higher manufacturing costs in the metal container business due largely to logistical challenges, higher rationalization charges, costs and inefficiencies associated with the footprint optimization program in the plastic container business, a less favorable mix of products sold in the metal container business, the impact of unfavorable foreign currency translation, the unfavorable financial impact from recent longer-term customer contract renewals, a customer reimbursement for historical project costs in the prior year period and lower volumes in the plastic container business. These decreases were partially offset by higher unit volumes in the metal container and closures businesses, the favorable impact from the lagged pass through of decreases in resin costs in the closures and plastic container businesses and better operating performance in the closures business. Rationalization charges were $9.1 million for the third quarter of 2015 as compared to $2.5 million for the same period in 2014. Net income for the third quarter of 2015 was $70.3 million as compared to $83.3 million for the same period in 2014.  Net income per diluted share for the third quarter of 2015 was $1.16 as compared to $1.31 for the same period in 2014.

Net Sales.  The $24.9 million decrease in consolidated net sales in the third quarter of 2015 as compared to the third quarter of 2014 was the result of lower net sales in the closures and plastic container businesses, offset by higher net sales in the metal container business.

Net sales for the metal container business increased $17.7 million, or 2.1 percent, in the third quarter of 2015 as compared to the same period in 2014.  This increase was primarily the result of higher unit volumes, partially offset by the impact of unfavorable foreign currency translation of approximately $18 million. Unit volumes increased approximately 8 percent due principally to volumes of smaller size cans associated with the recent acquisition of the operations of the Van Can Company, or Van Can, and higher volumes for pet food products.

Net sales for the closures business decreased $25.3 million, or 10.5 percent, in the third quarter of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $17 million, the pass through of lower resin costs and the cessation of operations in Venezuela at the end of 2014, partially offset by an increase in unit volumes of approximately 1 percent.

Net sales for the plastic container business decreased $17.3 million, or 10.8 percent, in the third quarter of 2015 as compared to the same period in 2014.  This decrease was principally due to the pass through of lower raw material costs, the impact of unfavorable foreign currency translation of approximately $6 million, lower volumes of approximately 1 percent and the unfavorable financial impact from recent longer-term customer contract renewals.

Gross Profit.  Gross profit margin decreased 1.3 percentage points to 15.4 percent in the third quarter of 2015 as compared to the same period in 2014 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 4.5 percent for the third quarter of 2015 as compared to the same period in 2014.  Selling, general and administrative expenses decreased $1.4 million to $54.1 million for the third quarter of 2015 as compared to $55.5 million for the same period in 2014 primarily due to the impact from changes in foreign currency rates.

Income from Operations.  Income from operations for the third quarter of 2015 decreased by $25.8 million, or 17.5 percent, as compared to the third quarter of 2014, and operating margin decreased to 10.1 percent from 12.0 percent over the same periods.

Income from operations of the metal container business for the third quarter of 2015 decreased $6.2 million, or 5.5 percent, as compared to the same period in 2014, and operating margin decreased to 12.5 percent from 13.6 percent over the same periods.  The decrease in income from operations was primarily the result of higher manufacturing costs due largely to logistical challenges from changes in customer demand patterns, which was further exacerbated as a result of higher volumes in the quarter, and a less favorable mix of products sold including volumes associated with the less efficient Van Can operations, partially offset by higher unit volumes.

Income from operations of the closures business for the third quarter of 2015 decreased $0.6 million, or 2.2 percent, as compared to the same period in 2014, while operating margin increased to 12.6 percent from 11.5 percent over the same periods.  The decrease in income from operations was primarily due to the impact of unfavorable foreign currency translation, partially offset by better operating performance as a result of the benefits of the Portola Packaging integration and plant optimization programs, the favorable impact from the lagged pass through of decreases in resin costs in the current year quarter as compared to the unfavorable impact from resin in the prior year quarter and higher unit volumes.

Loss from operations of the plastic container business for the third quarter of 2015 was $7.3 million as compared to income from operations of $13.1 million in the same period of 2014. This decrease was primarily attributable to higher rationalization charges, significant costs and manufacturing inefficiencies associated with the footprint optimization program, the unfavorable financial impact from recent longer-term customer contract renewals, a customer reimbursement for historical project costs in the prior year period, lower volumes and the impact of unfavorable foreign currency translation, partially offset by the favorable impact from the lagged pass through of decreases in resin costs. Rationalization charges were $8.9 million for the third quarter of 2015 related to the announced shutdown of two Midwest manufacturing facilities. Rationalization charges were $1.3 million for the third quarter of 2014.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the third quarter of 2015 decreased $2.2 million to $17.1 million as compared to the same period in 2014, due primarily to lower weighted average interest rates and the impact from favorable foreign currency translation.

Provision for Income Taxes. The effective tax rate for the third quarter of 2015 was 32.9 percent as compared to 35.1 percent in the same period in 2014. The effective tax rate in the third quarter of 2015 benefitted from higher income in lower tax jurisdictions.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Overview.  Consolidated net sales were $2.93 billion in the first nine months of 2015, representing a 2.2 percent decrease as compared to the first nine months of 2014 primarily as a result of the impact of unfavorable foreign currency translation of approximately $115 million, the pass through of lower raw material costs in the closures and plastic container businesses, the unfavorable financial impact from recent longer-term customer contract renewals, lower volumes in the plastic container business and the cessation of operations in Venezuela in the closures business at the end of 2014. These decreases were partially offset by the impact of higher unit volumes in the metal container and closures businesses. Income from operations for the first nine months of 2015 of $267.3 million decreased by $34.4 million, or 11.4 percent, as compared to the same period in 2014 primarily as a result of higher manufacturing and logistics costs in the metal container business, the unfavorable financial impact from incremental footprint optimization spending and recent longer-term customer contract renewals, the impact of unfavorable foreign currency translation, higher rationalization charges, a less favorable mix of products sold in the metal container business, lower volumes in the plastic container business, a customer reimbursement for historical project costs in the prior year period and the impact from a larger inventory reduction in the current year period in the closures business. These decreases were partially offset by higher unit volumes in the metal container and closures businesses, the favorable impact from the lagged pass through of lower resin costs in the closures and plastic container businesses, operational losses in Venezuela incurred in the prior year period and foreign currency transactional losses incurred in the prior year period. Rationalization charges were $10.8 million for the first nine months of 2015 as compared to $5.0 million for the same period in 2014. Results for the first nine months of 2014 also included a loss on early extinguishment of debt of $1.5 million. Net income was $145.9 million in the first nine months of 2015 as compared to $158.8 million in the same period of 2014. Net income per diluted share for the first nine months of 2015 was $2.37 as compared to $2.49 for the same period in 2014.

Net Sales.  The $67.3 million decrease in consolidated net sales in the first nine months of 2015 as compared to the first nine months of 2014 was the result of lower net sales in the closures and plastic container businesses, partially offset by higher net sales in the metal container business.

Net sales for the metal container business increased $43.2 million, or 2.4 percent, in the first nine months of 2015 as compared to the same period in 2014.  This increase was primarily the result of higher unit volumes, partially offset by the impact of unfavorable foreign currency translation of approximately $48 million. Unit volumes increased approximately 7 percent due principally to volumes of smaller size cans associated with the recent acquisition of the operations of Van Can and higher volumes for pet food products.

Net sales for the closures business decreased $66.1 million, or 9.6 percent, in the first nine months of 2015 as compared to the same period in 2014.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $53 million, the pass through of lower resin costs and the cessation of operations in Venezuela at the end of 2014, partially offset by an increase in unit volumes of approximately 1 percent.

Net sales for the plastic container business decreased $44.4 million, or 8.9 percent, in the first nine months of 2015 as compared to the same period in 2014.  This decrease was principally due to the impact of unfavorable foreign currency translation of approximately $14 million, lower volumes of approximately 2 percent, the unfavorable financial impact from recent longer-term customer contract renewals and the pass through of lower raw material costs.

Gross Profit.  Gross profit margin decreased 0.9 percentage points to 15.0 percent in the first nine months of 2015 as compared to the same period in 2014 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage points to 5.6 percent for the first nine months of 2015 as compared to 5.7 percent for the same period in 2014.  Selling, general and administrative expenses decreased $7.6 million to $163.0 million for the first nine months of 2015 as compared to $170.6 million for the same period in 2014 primarily due to the impact from changes in foreign currency rates.

Income from Operations.  Income from operations for the first nine months of 2015 decreased by $34.4 million, or 11.4 percent, as compared to the first nine months of 2014, and operating margin decreased to 9.1 percent from 10.1 percent over the same periods.

Income from operations of the metal container business for the first nine months of 2015 decreased $8.6 million, or 4.2 percent, as compared to the same period in 2014, and operating margin decreased to 10.5 percent from 11.2 percent over the same periods.  The decrease in income from operations was primarily due to higher manufacturing and logistics costs due largely to changes in customer demand patterns, a less favorable mix of products sold including volumes associated with the less efficient Van Can operations and the impact of unfavorable foreign currency translation. These decreases were partially offset by an increase in unit volumes and foreign currency transactional losses incurred in the prior year period.

Income from operations of the closures business for the first nine months of 2015 increased $2.6 million, or 3.7 percent, as compared to the same period in 2014, and operating margin increased to 11.8 percent from 10.3 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes, the favorable impact from the lagged pass through of lower resin costs and operational losses in Venezuela of $2.6 million incurred in the prior year period, partially offset by the impact of unfavorable foreign currency translation and a larger inventory reduction in the first nine months of 2015 as compared to the same period in the prior year.

Income from operations of the plastic container business for the first nine months of 2015 decreased $27.6 million, or 71.0 percent, as compared to the same period in 2014, and operating margin decreased to 2.5 percent from 7.8 percent over the same periods.  The decrease in income from operations was primarily attributable to the unfavorable financial impact of incremental footprint optimization spending and recent longer-term customer contract renewals, higher rationalization charges, lower volumes and a customer reimbursement for historical project costs in the prior year period.

Interest and Other Debt Expense.  Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2015 decreased $6.5 million to $50.4 million as compared to the same period in 2014 due to lower weighted average interest rates and the impact from favorable foreign currency translation. Loss on early extinguishment of debt of $1.5 million in the first nine months of 2014 was a result of the refinancing of our previous senior secured credit facility in January 2014.

Provision for Income Taxes. The effective tax rate for the first nine months of 2015 was 32.8 percent as compared to 34.8 percent in the same period in 2014. The effective tax rate in 2015 benefitted from higher income in lower tax jurisdictions.

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

For the nine months ended September 30, 2015, we used net borrowings of revolving loans of $366.4 million, cash and cash equivalents of $118.4 million and proceeds from the issuance of long-term debt of $7.3 million to fund repurchases of our common stock for $170.1 million, net capital expenditures of $151.2 million, cash used in operations of $48.2 million, decreases in outstanding checks of $82.8 million, dividends paid on our common stock of $29.9 million, the repayment of $7.0 million of long-term debt, net payments for stock-based compensation issuances of $2.2 million and the purchase of a business for $0.7 million.

For the nine months ended September 30, 2014, we used proceeds of $732.2 million from the issuance of long-term debt including under the Credit Agreement, net borrowings of revolving loans of $323.0 million and cash and cash equivalents of $14.6 million to fund the repayment of $753.2 million of long-term debt including the refinancing of our previous senior secured credit facility, net capital expenditures of $93.1 million, cash used in operations of $52.5 million, decreases in outstanding checks of $86.5 million, dividends paid on our common stock of $29.0 million, repurchases of our common stock for $24.7 million, purchases of businesses for $17.7 million, net payments for stock-based compensation issuances of $8.1 million and debt issuance costs of $5.0 million related to the Credit Agreement.

At September 30, 2015, we had $357.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2015 was $605.9 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $5.8 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively. Additional cash spending under our rationalization plans of approximately $7.2 million is expected within the next twelve months.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. In August 2015, the FASB deferred the effective date of this amendment. As a result, this amendment will be effective for us on January 1, 2018, with early adoption permitted up to one year prior to the effective date. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

In April 2015, the FASB issued an ASU that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This amendment will be effective for us on January 1, 2016. Early adoption is permitted. The adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued an ASU that amends existing guidance for measuring inventories. This amendment will require us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the last-in, first-out method. This amendment will be effective for us on January 1, 2017. Early adoption is permitted. The adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 6, 2015	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2015 and 2014.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.