Form 10-Q
period 2016-03-31
SILGAN HOLDINGS INC
filed 2016-05-06
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 29, 2016, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,468,347.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$66,614	$129,078	$99,945
Trade accounts receivable, net	338,933	382,805	281,041
Inventories	752,971	680,178	628,138
Prepaid expenses and other current assets	48,239	36,429	36,134
Total current assets	1,206,757	1,228,490	1,045,258

Property, plant and equipment, net	1,152,975	1,049,730	1,125,433
Goodwill	615,956	612,130	612,792
Other intangible assets, net	192,459	204,659	195,087
Other assets, net	216,318	235,150	214,109
	$3,384,465	$3,330,159	$3,192,679

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$449,512	$474,023	$152,398
Trade accounts payable	327,178	329,708	477,171
Accrued payroll and related costs	44,850	50,639	45,094
Accrued liabilities	112,814	67,012	106,550
Total current liabilities	934,354	921,382	781,213

Long-term debt	1,368,498	1,422,550	1,361,149
Other liabilities	413,583	443,324	411,133

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	240,204	229,463	237,291
Retained earnings	1,462,236	1,336,533	1,446,193
Accumulated other comprehensive loss	(197,456)	(195,301)	(208,806)
Treasury stock	(837,830)	(828,668)	(836,370)
Total stockholders’ equity	668,030	542,903	639,184
	$3,384,465	$3,330,159	$3,192,679

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2016 and 2015
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2016	2015

Net sales	$792,738	$816,601
Cost of goods sold	678,861	694,364
Gross profit	113,877	122,237
Selling, general and administrative expenses	55,360	54,451
Rationalization charges	1,071	725
Income from operations	57,446	67,061
Interest and other debt expense	16,455	16,443
Income before income taxes	40,991	50,618
Provision for income taxes	14,419	17,314
Net income	$26,572	$33,304

Earnings per share:
Basic net income per share	$0.44	$0.53
Diluted net income per share	$0.44	$0.53

Dividends per share	$0.17	$0.16

Weighted average number of shares:
Basic	60,451	62,801
Effect of dilutive securities	374	281
Diluted	60,825	63,082

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	2016	2015

Net income	$26,572	$33,304
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	913	774
Change in fair value of derivatives	(55)	(182)
Foreign currency translation	10,492	(30,269)
Other comprehensive income (loss)	11,350	(29,677)
Comprehensive income	$37,922	$3,627

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$26,572	$33,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,218	36,676
Rationalization charges	1,071	725
Stock compensation expense	3,059	3,261
Other changes that provided (used) cash:
Trade accounts receivable, net	(54,914)	(84,675)
Inventories	(120,811)	(144,952)
Trade accounts payable	(50,302)	(3,522)
Accrued liabilities	4,393	6,542
Other, net	3,891	8,927
Net cash used in operating activities	(150,823)	(143,714)

Cash flows provided by (used in) investing activities:
Capital expenditures	(61,974)	(48,806)
Proceeds from asset sales	1,106	24
Net cash used in investing activities	(60,868)	(48,782)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	337,178	405,644
Repayments under revolving loans	(38,006)	(45,158)
Proceeds from issuance of long-term debt	—	935
Repayments of long-term debt	(6,387)	(4,173)
Changes in outstanding checks - principally vendors	(101,765)	(82,805)
Dividends paid on common stock	(10,456)	(10,292)
Repurchase of common stock under stock plan	(2,204)	(2,538)
Repurchase of common stock under share repurchase authorization	—	(162,630)
Net cash provided by financing activities	178,360	98,983

Cash and cash equivalents:
Net decrease	(33,331)	(93,513)
Balance at beginning of year	99,945	222,591
Balance at end of period	$66,614	$129,078

Interest paid, net	$13,275	$13,409
Income taxes paid, net	21,594	2,419

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2016 and 2015
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	33,304	—	—	33,304
Other comprehensive loss	—	—	—	—	(29,677)	—	(29,677)
Dividends declared on common stock	—	—	—	(10,292)	—	—	(10,292)
Stock compensation expense	—	—	4,018	—	—	—	4,018
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $762	78	—	(4)	—	—	(1,772)	(1,776)
Repurchases of common stock	(2,766)	—	—	—	—	(162,630)	(162,630)
Balance at March 31, 2015	60,515	$876	$229,463	$1,336,533	$(195,301)	$(828,668)	$542,903

Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	639,184
Net income	—	—	—	26,572	—	—	26,572
Other comprehensive income	—	—	—	—	11,350	—	11,350
Dividends declared on common stock	—	—	—	(10,456)	—	—	(10,456)
Stock compensation expense	—	—	3,059	—	—	—	3,059
Adoption of accounting standard update related to stock compensation accounting			598	(73)	—	—	525
Net issuance of treasury stock for vested restricted stock units	75	—	(744)	—	—	(1,460)	(2,204)
Balance at March 31, 2016	60,468	$876	$240,204	$1,462,236	$(197,456)	$(837,830)	$668,030

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior year's amounts have been reclassified to conform with the current year's presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Accounting Pronouncements. In July 2015, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends existing guidance for measuring inventories. This amendment requires us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment did not change the methodology for measuring inventories recorded using the last-in, first-out method. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it prospectively. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

In March 2016, the FASB issued an ASU that amends the guidance for stock compensation accounting. This amendment (i) requires all income tax effects of stock-based compensation awards to be recognized in the statement of income when such awards vest or are settled, (ii) allows an employer to repurchase more of an employee's shares upon the vesting or settlement of an award than it could have previously for tax withholding purposes without triggering liability accounting, (iii) allows an employer to make a policy election to recognize forfeitures in respect of awards as they occur and (iv) specifies certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it (i) prospectively as it related to recognizing income tax effects of awards in the statement of income, (ii) using the modified retrospective method as it related to classifying certain awards as equity rather than liabilities and recognizing forfeitures as they occur, and (iii) using the retrospective method as it related to classifying excess tax benefits on the statement of cash flows. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2016	2015
	(Dollars in thousands)
Closures	$125	$336
Plastic containers	946	389
	$1,071	$725

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2015	$3,026	$268	$—	$3,294
Charged to expense	1,008	25	38	1,071
Utilized and currency translation	(2,393)	(177)	(38)	(2,608)
Balance at March 31, 2016	$1,641	$116	$—	$1,757

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $9.5 million and $9.2 million, respectively, are expected primarily within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2015	$(84,280)	$(988)	$(123,538)	$(208,806)
Other comprehensive income before reclassifications	—	(516)	10,492	9,976
Amounts reclassified from accumulated other comprehensive loss	913	461	—	1,374
Other comprehensive income	913	(55)	10,492	11,350
Balance at March 31, 2016	$(83,367)	$(1,043)	$(113,046)	$(197,456)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2016 were net (losses) of $(1.3) million, excluding an income tax benefit of $0.4 million.  These net (losses) consisted of $(2.0) million of amortization of net actuarial (losses) and $0.7 million of amortization of net prior service credit. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2016 were net (losses) of $(0.7) million, excluding an income tax benefit of $0.2 million.  These net (losses) included $(0.2) million related to our interest rate swap agreements which were recorded in interest and other debt expense and $(0.5) million related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income for the three months ended March 31, 2016. See Note 6 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three months ended March 31, 2016 included (i) foreign currency gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $15.0 million, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.6) million and (iii) foreign currency (losses) related to our net investment hedges of $(6.2) million, excluding an income tax benefit of $2.3 million. See Note 6 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(Dollars in thousands)
Raw materials	$212,445	$192,292	$215,018
Work-in-process	128,471	119,607	118,947
Finished goods	489,554	456,958	371,561
Other	13,827	14,342	13,938
	844,297	783,199	719,464
Adjustment to value inventory at cost on the LIFO method	(91,326)	(103,021)	(91,326)
	$752,971	$680,178	$628,138

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(Dollars in thousands)
Bank debt
Bank revolving loans	$299,031	$359,500	$—
U.S. term loans	346,750	365,000	346,750
Canadian term loans	45,119	52,515	47,973
Euro term loans	233,683	236,192	227,434
Other foreign bank revolving and term loans	105,046	97,600	103,661
Total bank debt	1,029,629	1,110,807	725,818
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt - principal	1,829,629	1,910,807	1,525,818
Less unamortized debt issuance costs	11,619	14,234	12,271
Total debt	1,818,010	1,896,573	1,513,547
Less current portion	449,512	474,023	152,398
	$1,368,498	$1,422,550	$1,361,149

At March 31, 2016, amounts expected to be repaid within one year consisted of $360.1 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $89.4 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2016:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,614	$66,614

Liabilities:
Bank debt	$1,029,629	$1,029,629
5½% Senior Notes	300,000	312,444
5% Senior Notes	500,000	510,270
Interest rate swap agreements	949	949
Natural gas swap agreements	724	724

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2016 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at March 31, 2016 and 2015 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2016, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at March 31, 2016 was recorded in our Condensed Consolidated Balance Sheet as a total liability of $1.7 million, of which $1.5 million was included in accrued liabilities and $0.2 million was included in other liabilities.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2016 were losses, net of income taxes, of $0.5 million.  We estimate that we will reclassify losses of $1.0 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2016, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2016, net payments under our interest rate swap agreements were $0.2 million.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2016, the aggregate notional principal amount of our natural gas swap agreements was 986,000 MMBtu of natural gas with fixed prices ranging from $2.86 to $3.21 per MMBtu, which hedges approximately 20 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2016, net payments under our natural gas swap agreements were $0.5 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2016 were $6.2 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

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

Note 8.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2016	2015
	(Dollars in thousands)
Service cost	$3,313	$4,050
Interest cost	6,434	7,149
Expected return on plan assets	(14,583)	(15,655)
Amortization of prior service cost	151	246
Amortization of actuarial losses	2,083	1,833
Net periodic benefit credit	$(2,602)	$(2,377)

The components of the net periodic other postretirement benefits credit for the three months ended March 31 were as follows:

	2016	2015
	(Dollars in thousands)
Service cost	$67	$143
Interest cost	254	360
Amortization of prior service credit	(850)	(736)
Amortization of actuarial gains	(118)	(64)
Net periodic benefit credit	$(647)	$(297)

Note 9.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We have been accepted into the Compliance Assurance Program for the 2015 and 2016 tax years which provides for the review by the Internal Revenue Service, or IRS, of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 10.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. At March 31, 2016, we had approximately $106.0 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2016, we issued 118,180 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 42,738 shares of our common stock at an average cost of $51.57 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2016, 27,087,901 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2016, 188,600 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $9.7 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2016 and 2015 and for the
three months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2016
Net sales	$453,455	$196,110	$143,173	$—	$792,738
Depreciation and amortization(1)	17,950	9,416	7,782	29	35,177
Rationalization charges	—	125	946	—	1,071
Segment income from operations	37,616	24,520	50	(4,740)	57,446

Three Months Ended March 31, 2015
Net sales	$458,898	$198,080	$159,623	$—	$816,601
Depreciation and amortization(1)	17,192	9,727	8,692	32	35,643
Rationalization charges	—	336	389	—	725
Segment income from operations	40,667	21,575	9,211	(4,392)	67,061

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million for each of the three months ended March 31, 2016 and 2015.

Total segment income from operations is reconciled to income before income taxes as follows:

	2016	2015
	(Dollars in thousands)
Total segment income from operations	$57,446	$67,061
Interest and other debt expense	16,455	16,443
Income before income taxes	$40,991	$50,618

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2016	2015

Net sales
Metal containers	57.2%	56.2%
Closures	24.7	24.3
Plastic containers	18.1	19.5
Consolidated	100.0	100.0
Cost of goods sold	85.6	85.0
Gross profit	14.4	15.0
Selling, general and administrative expenses	7.0	6.7
Rationalization charges	0.2	0.1
Income from operations	7.2	8.2
Interest and other debt expense	2.0	2.0
Income before income taxes	5.2	6.2
Provision for income taxes	1.8	2.1
Net income	3.4%	4.1%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2016	2015
	(dollars in millions)
Net sales
Metal containers	$453.4	$458.9
Closures	196.1	198.1
Plastic containers	143.2	159.6
Consolidated	$792.7	$816.6

Income from operations
Metal containers	$37.6	$40.7
Closures (1)	24.5	21.6
Plastic containers (2)	0.1	9.2
Corporate	(4.8)	(4.4)
Consolidated	$57.4	$67.1

(1) Includes rationalization charges of $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
(2) Includes rationalization charges of $1.0 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Overview.  Consolidated net sales were $792.7 million in the first quarter of 2016, representing a 2.9 percent decrease as compared to the first quarter of 2015 primarily due to the pass through of lower raw material costs, the impact of unfavorable foreign currency translation and lower volumes in the plastic container business, partially offset by volume increases in the metal container and closures businesses. Income from operations for the first quarter of 2016 decreased by $9.7 million, or 14.5 percent, as compared to the same period in 2015 primarily due to higher manufacturing costs in the metal and plastic container businesses including start-up costs related to the new manufacturing facilities, lower volumes and foreign currency transaction losses in the plastic container business, the favorable impact in the prior year period from the lagged pass through of decreases in resin costs in the closures and plastic container businesses, foreign currency transaction gains in the prior year period in the metal container business and higher rationalization charges. These decreases were partially offset by higher unit volumes in the metal container and closures businesses and manufacturing efficiencies in the closures business. Results for the first quarters of 2016 and 2015 included rationalization charges of $1.1 million and $0.7 million, respectively. Net income for the first quarter of 2016 was $26.6 million as compared to $33.3 million for the same period in 2015.  Net income per diluted share for the first quarter of 2016 was $0.44 as compared to $0.53 for the same period in 2015.

Net Sales.  The $23.9 million decrease in consolidated net sales in the first quarter of 2016 as compared to the first quarter of 2015 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $5.5 million, or 1.2 percent, in the first quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $1.2 million, partially offset by higher unit volumes of approximately 2 percent.

Net sales for the closures business decreased $2.0 million, or 1.0 percent, in the first quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $1.5 million, partially offset by an increase in unit volumes of approximately 5 percent due primarily to higher demand from U.S. beverage markets.

Net sales for the plastic container business decreased $16.4 million, or 10.3 percent, in the first quarter of 2016 as compared to the same period in 2015.  This decrease was principally due to the pass through of lower raw material costs, lower volumes of approximately 1 percent and the impact of unfavorable foreign currency translation of approximately $3.0 million.

Gross Profit.  Gross profit margin decreased 0.6 percentage points to 14.4 percent in the first quarter of 2016 as compared to the same period in 2015 for the reasons discussed below in "Income from Operations".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 7.0 percent for the first quarter of 2016 as compared to 6.7 percent for the same period in 2015. Selling, general and administrative expenses increased $0.9 million to $55.4 million for the first quarter of 2016 as compared to $54.5 million for the same period in 2015.

Income from Operations.  Income from operations for the first quarter of 2016 decreased by $9.7 million, or 14.5 percent, as compared to the first quarter of 2015, and operating margin decreased to 7.2 percent from 8.2 percent over the same periods.

Income from operations of the metal container business for the first quarter of 2016 decreased $3.1 million, or 7.6 percent, as compared to the same period in 2015, and operating margin decreased to 8.3 percent from 8.9 percent over the same periods.  The decrease in income from operations was primarily attributable to higher manufacturing costs, including start-up costs related to the new manufacturing facility in Iowa, and foreign currency transaction gains in the prior year period, partially offset by higher unit volumes.

Income from operations of the closures business for the first quarter of 2016 increased $2.9 million, or 13.4 percent, as compared to the same period in 2015, and operating margin increased to 12.5 percent from 10.9 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and manufacturing efficiencies, partially offset by the favorable impact in the prior year period from the lagged pass through of decreases in resin costs.

Income from operations of the plastic container business for the first quarter of 2016 decreased $9.1 million to $0.1 million as compared to $9.2 million in the same period in 2015, and operating margin decreased to 0.1 percent from 5.8 percent over the same periods.  The decrease in income from operations was primarily attributable to higher incremental costs and inefficiencies incurred to service customers during the footprint optimization program, start-up costs related to the new manufacturing facilities, lower volumes, the favorable impact in the prior year period from the lagged pass through of decreases in resin costs, foreign currency transaction losses and higher rationalization charges. Rationalization charges were $1.0 million and $0.4 million in the first quarters of 2016 and 2015, respectively.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2016 of $16.5 million was flat as compared to the same period in 2015.

Provision for Income Taxes. The effective tax rates were 35.2 percent and 34.2 percent for the first quarters of 2016 and 2015, respectively. The effective tax rate in 2016 was unfavorably impacted by the cumulative adjustment of a change in tax law in a certain foreign jurisdiction, partially offset by higher income in more favorable tax jurisdictions in the quarter.

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

For the three months ended March 31, 2016, we used net borrowings of revolving loans of $299.2 million and cash and cash equivalents of $33.3 million to fund cash used in operations of $150.8 million, decreases in outstanding checks of $101.8 million, net capital expenditures of $60.9 million, dividends paid on our common stock of $10.4 million, the repayment of $6.4 million of long-term debt and repurchases of common stock under the stock plan of $2.2 million.

For the three months ended March 31, 2015, we used net borrowings of revolving loans of $360.5 million, cash and cash equivalents of $93.5 million and proceeds from the issuance of long-term debt of $0.9 million to fund the repurchase of our common stock in the tender offer for $162.6 million (which includes $0.8 million of fees and expenses), cash used in operations of $143.7 million, decreases in outstanding checks of $82.8 million, net capital expenditures of $48.8 million, dividends paid on our common stock of $10.3 million, the repayment of $4.2 million of long-term debt and repurchases of common stock under the stock plan of $2.5 million.

At March 31, 2016, we had $299.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2016 was $663.6 million and Cdn $15.0 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  Our peak seasonal working capital requirements have historically averaged approximately $350 million. We fund seasonal working capital requirements through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, capital expenditures, dividends, stock repurchases and to refinance or repurchase other debt.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.6 million and $3.2 million for the three months ended March 31,

2016 and 2015, respectively. Additional cash spending under our rationalization plans of approximately $9.2 million is expected primarily within the next twelve months.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2016 included elsewhere in this Quarterly Report.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued an ASU that amends existing guidance for measuring inventories. This amendment requires us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment did not change the methodology for measuring inventories recorded using the last-in, first-out method. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it prospectively. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

In March 2016, the FASB issued an ASU that amends the guidance for stock compensation accounting. This amendment (i) requires all income tax effects of stock-based compensation awards to be recognized in the statement of income when such awards vest or are settled, (ii) allows an employer to repurchase more of an employee's shares upon the vesting or settlement of an award than it could have previously for tax withholding purposes without triggering liability accounting, (iii) allows an employer to make a policy election to recognize forfeitures in respect of awards as they occur and (iv) specifies certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it (i) prospectively as it related to recognizing income tax effects of awards in the statement of income, (ii) using the modified retrospective method as it related to classifying certain awards as equity rather than liabilities and recognizing forfeitures as they occur, and (iii) using the retrospective method as it related to classifying excess tax benefits on the statement of cash flows. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Since such filing, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2016 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 6, 2016	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.