Form 10-Q
period 2016-06-30
SILGAN HOLDINGS INC
filed 2016-08-03
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 29, 2016, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,477,337.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$120,467	$126,676	$99,945
Trade accounts receivable, net	394,811	443,943	281,041
Inventories	806,539	753,335	628,138
Prepaid expenses and other current assets	45,602	35,855	36,134
Total current assets	1,367,419	1,359,809	1,045,258

Property, plant and equipment, net	1,165,141	1,082,712	1,125,433
Goodwill	614,021	620,481	612,792
Other intangible assets, net	188,773	203,863	195,087
Other assets, net	218,821	236,252	214,109
	$3,554,175	$3,503,117	$3,192,679

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$569,892	$532,639	$152,398
Trade accounts payable	365,854	375,037	477,171
Accrued payroll and related costs	48,585	55,086	45,094
Accrued liabilities	93,955	74,774	106,550
Total current liabilities	1,078,286	1,037,536	781,213

Long-term debt	1,365,205	1,437,863	1,361,149
Other liabilities	421,278	444,692	411,133

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	243,515	232,117	237,291
Retained earnings	1,485,093	1,368,956	1,446,193
Accumulated other comprehensive loss	(202,296)	(182,779)	(208,806)
Treasury stock	(837,782)	(836,144)	(836,370)
Total stockholders’ equity	689,406	583,026	639,184
	$3,554,175	$3,503,117	$3,192,679

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net sales	$874,642	$914,229	$1,667,379	$1,730,829
Cost of goods sold	746,935	780,572	1,425,795	1,474,935
Gross profit	127,707	133,657	241,584	255,894
Selling, general and administrative expenses	55,018	54,407	110,380	108,858
Rationalization charges	5,038	959	6,108	1,684
Income from operations	67,651	78,291	125,096	145,352
Interest and other debt expense	16,883	16,762	33,339	33,205
Income before income taxes	50,768	61,529	91,757	112,147
Provision for income taxes	17,453	19,285	31,871	36,599
Net income	$33,315	$42,244	$59,886	$75,548

Earnings per share:
Basic net income per share	$0.55	$0.70	$0.99	$1.23
Diluted net income per share	$0.55	$0.70	$0.98	$1.22

Dividends per share	$0.17	$0.16	$0.34	$0.32

Weighted average number of shares:
Basic	60,504	60,473	60,477	61,631
Effect of dilutive securities	356	255	364	268
Diluted	60,860	60,728	60,841	61,899

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income	$33,315	$42,244	$59,886	$75,548
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	898	846	1,811	1,620
Change in fair value of derivatives	516	352	461	170
Foreign currency translation	(6,254)	11,324	4,238	(18,945)
Other comprehensive (loss) income	(4,840)	12,522	6,510	(17,155)
Comprehensive income	$28,475	$54,766	$66,396	$58,393

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$59,886	$75,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73,019	73,042
Rationalization charges	6,108	1,684
Stock compensation expense	6,428	6,069
Other changes that provided (used) cash:
Trade accounts receivable, net	(111,600)	(140,426)
Inventories	(176,427)	(212,806)
Trade accounts payable	(10,701)	38,630
Accrued liabilities	(14,431)	11,577
Other, net	5,067	10,695
Net cash used in operating activities	(162,651)	(135,987)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(690)
Capital expenditures	(111,714)	(98,183)
Proceeds from asset sales	8,822	128
Net cash used in investing activities	(102,892)	(98,745)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	531,544	585,364
Repayments under revolving loans	(114,207)	(169,284)
Proceeds from issuance of long-term debt	—	3,970
Repayments of long-term debt	(6,380)	(5,649)
Changes in outstanding checks - principally vendors	(101,765)	(82,801)
Dividends paid on common stock	(20,913)	(20,113)
Repurchase of common stock under stock plan	(2,204)	(2,538)
Repurchase of common stock under share repurchase authorization	(10)	(170,132)
Net cash provided by financing activities	286,065	138,817

Cash and cash equivalents:
Net increase (decrease)	20,522	(95,915)
Balance at beginning of year	99,945	222,591
Balance at end of period	$120,467	$126,676

Interest paid, net	$32,269	$31,560
Income taxes paid, net	43,707	18,306

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2016 and 2015
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	75,548	—	—	75,548
Other comprehensive loss	—	—	—	—	(17,155)	—	(17,155)
Dividends declared on common stock	—	—	—	(20,113)	—	—	(20,113)
Stock compensation expense	—	—	6,689	—	—	—	6,689
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $771	82	—	(21)	—	—	(1,746)	(1,767)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at June 30, 2015	60,379	$876	$232,117	$1,368,956	$(182,779)	$(836,144)	$583,026

Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	59,886	—	—	59,886
Other comprehensive income	—	—	—	—	6,510	—	6,510
Dividends declared on common stock	—	—	—	(20,913)	—	—	(20,913)
Stock compensation expense	—	—	6,428	—	—	—	6,428
Adoption of accounting standard update related to stock compensation accounting			598	(73)			525
Net issuance of treasury stock for vested restricted stock units	84	—	(802)	—	—	(1,402)	(2,204)
Repurchases of common stock	—	—	—	—	—	(10)	(10)
Balance at June 30, 2016	60,477	$876	$243,515	$1,485,093	$(202,296)	$(837,782)	$689,406

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
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
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Metal containers	$4,054	$—	$4,054	$—
Closures	293	810	417	1,146
Plastic containers	691	149	1,637	538
	$5,038	$959	$6,108	$1,684

Activity in reserves for our rationalization plans for the six months ended June 30 was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2015	$3,026	$—	$268	$—	$3,294
Charged to expense	2,173	3,080	640	215	6,108
Utilized and currency translation	(3,116)	(3,080)	(614)	(215)	(7,025)
Balance at June 30, 2016	$2,083	$—	$294	$—	$2,377

Rationalization reserves were included in the Condensed Consolidated Balance Sheets as accrued liabilities.

Remaining expenses and cash expenditures for our rationalization plans of $4.9 million and $8.2 million, respectively, are expected primarily within the next twelve months.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2015	$(84,280)	$(988)	$(123,538)	$(208,806)
Other comprehensive income before reclassifications	—	(334)	4,238	3,904
Amounts reclassified from accumulated other comprehensive loss	1,811	795	—	2,606
Other comprehensive income	1,811	461	4,238	6,510
Balance at June 30, 2016	$(82,469)	$(527)	$(119,300)	$(202,296)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 were net (losses) of $(1.4) million and $(2.7) million, respectively, excluding an income tax benefit of $0.5 million and $0.9 million, respectively.  For the three and six months ended June 30, 2016, these net (losses) consisted of $(1.9) million and $(3.9) million of amortization of net actuarial (losses) and $0.5 million and $1.2 million of amortization of net prior service credit, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 were net (losses) of $(0.5) million and $(1.3) million, respectively, excluding an income tax benefit of $0.2 million and $0.5 million, respectively.  For the three and six months ended June 30, 2016, these net (losses) consisted of $(0.2) million and $(0.5) million, respectively, related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and $(0.3) million and $(0.8) million, respectively, related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income. See Note 6 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2016 included (i) foreign currency (losses) gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(6.0) million and $9.0 million, respectively, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(1.2) million and $(1.8) million, respectively, and (iii) foreign currency gains (losses) related to our net investment hedges of $1.4 million and $(4.8) million, respectively, excluding an income tax (provision) benefit of $(0.5) million and $1.8 million. See Note 6 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(Dollars in thousands)

Raw materials	$219,416	$204,195	$215,018
Work-in-process	131,029	121,144	118,947
Finished goods	534,124	516,931	371,561
Other	13,296	14,086	13,938
	897,865	856,356	719,464
Adjustment to value inventory
at cost on the LIFO method	(91,326)	(103,021)	(91,326)
	$806,539	$753,335	$628,138

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(Dollars in thousands)
Bank debt
Bank revolving loans	$416,501	$407,000	$—
U.S. term loans	346,750	365,000	346,750
Canadian term loans	45,833	53,493	47,973
Euro term loans	232,262	246,994	227,434
Other foreign bank revolving and term loans	104,666	111,602	103,661
Total bank debt	1,146,012	1,184,089	725,818
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt - principal	1,946,012	1,984,089	1,525,818
Less unamortized debt issuance costs	10,915	13,587	12,271
Total debt	1,935,097	1,970,502	1,513,547
Less current portion	569,892	532,639	152,398
	$1,365,205	$1,437,863	$1,361,149

At June 30, 2016, amounts expected to be repaid within one year consisted of $477.5 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $92.4 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2016:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$120,467	$120,467

Liabilities:
Bank debt	$1,146,012	$1,146,012
5½% Senior Notes	300,000	310,875
5% Senior Notes	500,000	513,725
Interest rate swap agreements	858	858

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2016 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2016 and 2015 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first six months of 2016, our hedges were fully effective. The fair value of our outstanding interest rate swap agreements in effect at June 30, 2016 was included in accrued liabilities in our Condensed Consolidated Balance Sheet.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 were losses, net of income taxes, of $0.3 million and $0.8 million, respectively.  We estimate that we will reclassify losses of $0.5 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At June 30, 2016, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2016, net payments under our interest rate swap agreements were $0.2 million and $0.5 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At June 30, 2016, the aggregate notional principal amount of our natural gas swap agreements was 649,000 MMBtu of natural gas with fixed prices ranging from $2.92 to $3.21 per MMBtu, which hedged approximately 21 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and six months ended June 30, 2016, net payments under our natural gas swap agreements were $0.3 million and $0.8 million, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2016 were $1.4 million and $(4.8) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
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

Note 8.               Retirement Benefits

The components of the net periodic pension benefit cost (credit) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Service cost	$3,321	$3,951	$6,634	$8,001
Interest cost	6,444	7,142	12,878	14,291
Expected return on plan assets	(14,583)	(15,698)	(29,166)	(31,353)
Amortization of prior service cost	151	268	302	514
Amortization of actuarial losses	2,084	1,833	4,167	3,666
Special termination benefits	2,900	—	2,900	—
Curtailment loss	180	—	180	—
Net periodic benefit cost (credit)	$497	$(2,504)	$(2,105)	$(4,881)

Special termination benefits and curtailment loss were included in rationalization charges for our metal container business segment in each of the three and six months ended June 30, 2016.

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Service cost	$69	$136	$136	$279
Interest cost	253	349	507	709
Amortization of prior service credit	(850)	(736)	(1,700)	(1,472)
Amortization of actuarial gains	(170)	(63)	(288)	(127)
Net periodic benefit credit	$(698)	$(314)	$(1,345)	$(611)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 9.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We have been accepted into the Compliance Assurance Program for the 2015 and 2016 tax years which provides for the review by the Internal Revenue Service of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

Note 10.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. At June 30, 2016, we had approximately $106.0 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2016, we issued 127,370 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 42,738 shares of our common stock at an average cost of $51.57 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2016, 27,078,911 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2016, 199,148 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $10.3 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2016
Net sales	$529,604	$206,492	$138,546	$—	$874,642
Depreciation and amortization(1)	17,997	9,702	8,058	27	35,784
Rationalization charges	4,054	293	691	—	5,038
Segment income from operations	45,873	25,301	1,017	(4,540)	67,651

Three Months Ended June 30, 2015
Net sales	$553,698	$207,156	$153,375	$—	$914,229
Depreciation and amortization(1)	17,464	9,175	8,659	31	35,329
Rationalization charges	—	810	149	—	959
Segment income from operations	48,300	24,584	9,414	(4,007)	78,291

Six Months Ended June 30, 2016
Net sales	$983,059	$402,601	$281,719	$—	$1,667,379
Depreciation and amortization(1)	35,947	19,116	15,840	55	70,958
Rationalization charges	4,054	417	1,637	—	6,108
Segment income from operations	83,489	49,820	1,068	(9,281)	125,096

Six Months Ended June 30, 2015
Net sales	$1,012,596	$405,235	$312,998	$—	$1,730,829
Depreciation and amortization(1)	34,655	18,902	17,350	63	70,970
Rationalization charges	—	1,146	538	—	1,684
Segment income from operations	88,967	46,159	18,625	(8,399)	145,352

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million in each of the three months ended June 30, 2016 and 2015 and $2.1 million in each of the six months ended June 30, 2016 and 2015.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2016 and 2015 and for the
three and six months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Total segment income from operations	$67,651	$78,291	$125,096	$145,352
Interest and other debt expense	16,883	16,762	33,339	33,205
Income before income taxes	$50,768	$61,529	$91,757	$112,147

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales
Metal containers	60.6%	60.6%	59.0%	58.5%
Closures	23.6	22.6	24.1	23.4
Plastic containers	15.8	16.8	16.9	18.1
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	85.4	85.4	85.5	85.2
Gross profit	14.6	14.6	14.5	14.8
Selling, general and administrative expenses	6.3	5.9	6.6	6.3
Rationalization charges	0.6	0.1	0.4	0.1
Income from operations	7.7	8.6	7.5	8.4
Interest and other debt expense	1.9	1.9	2.0	1.9
Income before income taxes	5.8	6.7	5.5	6.5
Provision for income taxes	2.0	2.1	1.9	2.1
Net income	3.8%	4.6%	3.6%	4.4%

Summary unaudited results of operations are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in millions)
Net sales
Metal containers	$529.6	$553.7	$983.1	$1,012.6
Closures	206.5	207.1	402.6	405.2
Plastic containers	138.5	153.4	281.7	313.0
Consolidated	$874.6	$914.2	$1,667.4	$1,730.8

Income from operations
Metal containers (1)	$45.9	$48.3	$83.5	$89.0
Closures (2)	25.3	24.6	49.8	46.2
Plastic containers (3)	1.0	9.4	1.1	18.6
Corporate	(4.5)	(4.0)	(9.3)	(8.4)
Consolidated	$67.7	$78.3	$125.1	$145.4

(1) Includes rationalization charges of $4.0 million for each of the three and six months ended June 30, 2016.
(2) Includes rationalization charges of $0.3 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.
(3) Includes rationalization charges of $0.7 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Overview.  Consolidated net sales were $874.6 million in the second quarter of 2016, representing a 4.3 percent decrease as compared to the second quarter of 2015 due primarily to the pass through of lower raw material costs across all businesses and lower unit volumes in the metal and plastic container businesses, partially offset by a favorable mix of products sold in the metal container business, an increase in unit volumes in the closures business and slightly favorable foreign currency translation. Income from operations for the second quarter of 2016 decreased by $10.6 million, or 13.5 percent, as compared to the same period in 2015 primarily due to start-up costs related to the new manufacturing facilities, higher rationalization charges, higher incremental costs and inefficiencies incurred to service customers during the footprint optimization program in the plastic container business, lower unit volumes in the metal and plastic container businesses and the unfavorable impact from the lagged pass through of changes in resin costs in the plastic container and closures businesses. These decreases were partially offset by better operating performance in the metal container and closures businesses, a favorable mix of products sold in the metal container business and higher unit volumes in the closures business. Rationalization charges were $5.0 million for the second quarter of 2016 as compared to $1.0 million for the same period in 2015. Net income for the second quarter of 2016 was $33.3 million as compared to $42.2 million for the same period in 2015.  Net income per diluted share for the second quarter of 2016 was $0.55 as compared to $0.70 for the same period in 2015.

Net Sales.  The $39.6 million decrease in consolidated net sales in the second quarter of 2016 as compared to the second quarter of 2015 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $24.1 million, or 4.4 percent, in the second quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs and a decrease in unit volumes of approximately 2 percent, partially offset by a favorable mix of products sold and the impact of slightly favorable foreign currency translation. The decrease in unit volumes was primarily the result of a stronger start to the midwest vegetable pack in the U.S. in the prior year quarter and a slower start to this year's seasonal vegetable pack in Europe due to cool and wet conditions.

Net sales for the closures business decreased $0.6 million, or 0.3 percent, in the second quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs, largely offset by an increase in unit volumes of approximately 3 percent and the impact of slightly favorable foreign currency translation. The increase in unit volumes was primarily due to continued strong demand from U.S. beverage markets.

Net sales for the plastic container business decreased $14.9 million, or 9.7 percent, in the second quarter of 2016 as compared to the same period in 2015.  This decrease was principally due to lower unit volumes of approximately 5 percent as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program, the pass through of lower raw material costs and the impact of slightly unfavorable foreign currency translation.

Gross Profit.  Gross profit margin remained unchanged at 14.6 percent in the second quarter of 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.4 percentage points to 6.3 percent for the second quarter of 2016 as compared to 5.9 percent for the same period in 2015.  Selling, general and administrative expenses increased $0.6 million to $55.0 million for the second quarter of 2016 as compared to $54.4 million for the same period in 2015.

Income from Operations.  Income from operations for the second quarter of 2016 decreased by $10.6 million, or 13.5 percent, as compared to the second quarter of 2015, and operating margin decreased to 7.7 percent from 8.6 percent over the same periods.

Income from operations of the metal container business for the second quarter of 2016 decreased $2.4 million, or 5.0 percent, as compared to the same period in 2015, while operating margin remained constant at 8.7 percent over the same periods.  The decrease in income from operations was primarily attributable to rationalization charges related to the shutdown of the LaPorte, Indiana manufacturing facility, start-up costs related to the new can manufacturing facility in Iowa and lower unit volumes, partially offset by a favorable mix of products sold and better operating performance than in the prior year quarter. Rationalization charges were $4.0 million for the second quarter of 2016.

Income from operations of the closures business for the second quarter of 2016 increased $0.7 million, or 2.8 percent, as compared to the same period in 2015, and operating margin increased to 12.3 percent from 11.9 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and strong operating performance, partially offset by the unfavorable impact from the lagged pass through of increases in resin costs.

Income from operations of the plastic container business for the second quarter of 2016 decreased $8.4 million as compared to the same period in 2015, and operating margin decreased to 0.7 percent from 6.1 percent over the same periods.  The decrease in income from operations was primarily attributable to higher incremental costs and inefficiencies incurred to service customers during the footprint optimization program, lower unit volumes, start-up costs related to the new manufacturing facilities in Pennsylvania and Missouri and the favorable impact in the prior year period from the lagged pass through of decreases in resin costs.

Interest and Other Debt Expense.  Interest and other debt expense for the second quarter of 2016 increased slightly to $16.9 million as compared to $16.8 million in the same period in 2015.

Provision for Income Taxes. The effective tax rate for the second quarter of 2016 was 34.4 percent as compared to 31.3 percent for the same period in 2015. The effective tax rate in the second quarter of 2015 benefitted from higher income in lower tax jurisdictions.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Overview.  Consolidated net sales were $1.67 billion in the first six months of 2016, representing a 3.7 percent decrease as compared to the first six months of 2015 primarily as a result of the pass through of lower raw material costs across all businesses and lower unit volumes and the impact of unfavorable foreign currency translation in the plastic container business, partially offset by an increase in unit volumes in the closures business and a favorable mix of products sold in the metal container business. Income from operations for the first six months of 2016 decreased by $20.3 million, or 14.0 percent, as compared to the same period in 2015 primarily as a result of higher manufacturing costs in the metal and plastic container businesses including start-up costs related to the new manufacturing facilities, the unfavorable impact from the lagged pass through of changes in resin costs in the closures and plastic container businesses as compared to the prior year period, higher rationalization charges, lower unit volumes in the plastic container business and foreign currency transaction losses in the current year period as compared to foreign currency transaction gains in the prior year period. These decreases were partially offset by an increase in unit volumes and manufacturing efficiencies in the closures business and a favorable mix of products sold in the metal container business. Rationalization charges were $6.1 million for the first six months of 2016 as compared to $1.7 million for the same period in 2015. Net income was $59.9 million for the first six months of 2016 as compared to $75.5 million for the same period in 2015. Net income per diluted share for the first six months of 2016 was $0.98 as compared to $1.22 for the same period in 2015.

Net Sales.  The $63.4 million decrease in consolidated net sales in the first six months of 2016 as compared to the first six months of 2015 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $29.5 million, or 2.9 percent, in the first six months of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs, partially offset by a favorable mix of products sold.

Net sales for the closures business decreased $2.6 million, or 0.6 percent, in the first six months of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs, partially offset by an increase in unit volumes of approximately 4 percent. The increase in unit volumes was primarily due to strong demand from U.S. beverage markets.

Net sales for the plastic container business decreased $31.3 million, or 10 percent, in the first six months of 2016 as compared to the same period in 2015.  This decrease was principally due to the pass through of lower raw material costs, lower unit volumes of approximately 3 percent primarily as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program and the impact of unfavorable foreign currency translation of approximately $4.5 million.

Gross Profit.  Gross profit margin decreased 0.3 percentage points to 14.5 percent in the first six months of 2016 as compared to the same period in 2015 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.3 percentage points to 6.6 percent for the first six months of 2016 as compared to 6.3 percent for the same period in 2015.  Selling, general and administrative expenses increased $1.5 million to $110.4 million for the first six months of 2016 as compared to $108.9 million for the same period in 2015.

Income from Operations.  Income from operations for the first six months of 2016 decreased by $20.3 million, or 14.0 percent, as compared to the first six months of 2015, and operating margin decreased to 7.5 percent from 8.4 percent over the same periods.

Income from operations of the metal container business for the first six months of 2016 decreased $5.5 million, or 6.2 percent, as compared to the same period in 2015, and operating margin decreased to 8.5 percent from 8.8 percent over the same periods.  The decrease in income from operations was primarily due to higher manufacturing costs including start-up costs related to the new can manufacturing facility, higher rationalization charges related to the shutdown of the LaPorte, Indiana manufacturing facility and foreign currency transaction gains in the prior year period, partially offset by a more favorable mix of products sold. Rationalization charges were $4.0 million for the first six months of 2016.

Income from operations of the closures business for the first six months of 2016 increased $3.6 million, or 7.8 percent, as compared to the same period in 2015, and operating margin increased to 12.4 percent from 11.4 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and manufacturing efficiencies, partially offset by the unfavorable impact from the lagged pass through of changes in resin costs.

Income from operations of the plastic container business for the first six months of 2016 decreased $17.5 million, as compared to the same period in 2015, and operating margin decreased to 0.4 percent from 5.9 percent over the same periods.  The decrease in income from operations was primarily attributable to higher incremental costs and inefficiencies incurred to service customers during the footprint optimization program, start-up costs related to the new manufacturing facilities, lower unit volumes, the favorable impact in the prior year period from the lagged pass through of decreases in resin costs, higher rationalization charges and foreign currency transaction losses. Rationalization charges were $1.7 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the first six months of 2016 increased slightly to $33.3 million as compared to $33.2 million in the same period in 2015.

Provision for Income Taxes. The effective tax rate for the first six months of 2016 was 34.7 percent as compared to 32.6 percent in the same period in 2015. The effective tax rate in 2016 was unfavorably impacted by the cumulative adjustment of a change in tax law in a certain foreign jurisdiction, partially offset by higher income in more favorable tax jurisdictions. The effective tax rate in 2015 benefitted from higher income in more favorable tax jurisdictions.

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

For the six months ended June 30, 2016, we used net borrowings of revolving loans of $417.3 million to fund cash used in operations of $162.6 million, decreases in outstanding checks of $101.8 million, net capital expenditures of $102.9 million, dividends paid on our common stock of $20.9 million, the repayment of $6.4 million of long-term debt and repurchases of common stock under the stock plan of $2.2 million and to increase cash and cash equivalents by $20.5 million.

For the six months ended June 30, 2015, we used net borrowings of revolving loans of $416.1 million, cash and cash equivalents of $95.9 million and proceeds from the issuance of long-term debt of $4.0 million to fund repurchases of our common stock of $170.1 million, cash used in operations of $136.0 million, decreases in outstanding checks of $82.8 million, net capital expenditures of $98.1 million, dividends paid on our common stock of $20.1 million, the repayment of $5.6 million of long-term debt, repurchases of common stock under the stock plan of $2.6 million and the purchase of a business for $0.7 million.

At June 30, 2016, we had $416.5 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2016 was $551.1 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.7 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Additional cash spending under our rationalization plans of approximately $8.2 million is expected primarily within the next twelve months.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 included elsewhere in this Quarterly Report.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

April 1-30, 2016	—	—	—	$106.0
May 1-31, 2016	200	$49.89	200	$106.0
June 1-30, 2016	—	—	—	$106.0

Total	200	$49.89	200	$106.0

(1) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, by various means from time to time through and including December 31, 2019. Prior to the second quarter of 2016, we had repurchased approximately $194.0 million of our common stock pursuant to such authorization.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 3, 2016	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.