Form 10-Q
period 2016-09-30
SILGAN HOLDINGS INC
filed 2016-11-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of October 31, 2016, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 60,339,652.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2016	Sept. 30, 2015	Dec. 31, 2015
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$93,561	$104,203	$99,945
Trade accounts receivable, net	515,606	623,591	281,041
Inventories	638,091	580,276	628,138
Prepaid expenses and other current assets	51,100	29,060	36,134
Total current assets	1,298,358	1,337,130	1,045,258

Property, plant and equipment, net	1,171,240	1,099,873	1,125,433
Goodwill	614,698	617,786	612,792
Other intangible assets, net	185,435	199,475	195,087
Other assets, net	231,788	237,598	214,109
	$3,501,519	$3,491,862	$3,192,679

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$454,212	$482,877	$152,398
Trade accounts payable	316,802	342,878	477,171
Accrued payroll and related costs	51,512	55,107	45,094
Accrued liabilities	143,875	94,156	106,550
Total current liabilities	966,401	975,018	781,213

Long-term debt	1,364,199	1,436,013	1,361,149
Other liabilities	419,265	448,946	411,133

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	246,721	234,789	237,291
Retained earnings	1,544,431	1,429,468	1,446,193
Accumulated other comprehensive loss	(195,262)	(196,878)	(208,806)
Treasury stock	(845,112)	(836,370)	(836,370)
Total stockholders’ equity	751,654	631,885	639,184
	$3,501,519	$3,491,862	$3,192,679

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Net sales	$1,139,643	$1,203,525	$2,807,023	$2,934,355
Cost of goods sold	957,704	1,018,419	2,383,500	2,493,355
Gross profit	181,939	185,106	423,523	441,000
Selling, general and administrative expenses	51,711	54,113	162,092	162,969
Rationalization charges	7,821	9,070	13,929	10,754
Income from operations	122,407	121,923	247,502	267,277
Interest and other debt expense	17,318	17,159	50,657	50,364
Income before income taxes	105,089	104,764	196,845	216,913
Provision for income taxes	35,319	34,448	67,190	71,047
Net income	$69,770	$70,316	$129,655	$145,866

Earnings per share:
Basic net income per share	$1.15	$1.16	$2.14	$2.38
Diluted net income per share	$1.15	$1.16	$2.13	$2.37

Dividends per share	$0.17	$0.16	$0.51	$0.48

Weighted average number of shares:
Basic	60,445	60,417	60,467	61,222
Effect of dilutive securities	384	279	371	271
Diluted	60,829	60,696	60,838	61,493

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Net income	$69,770	$70,316	$129,655	$145,866
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	4,181	12	5,992	1,632
Change in fair value of derivatives	228	(277)	689	(107)
Foreign currency translation	2,625	(13,834)	6,863	(32,779)
Other comprehensive income (loss)	7,034	(14,099)	13,544	(31,254)
Comprehensive income	$76,804	$56,217	$143,199	$114,612

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$129,655	$145,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110,280	109,790
Rationalization charges	13,929	10,754
Stock compensation expense	9,724	9,098
Other changes that provided (used) cash:
Trade accounts receivable, net	(231,674)	(325,281)
Inventories	(6,546)	(43,721)
Trade accounts payable	(60,423)	8,555
Accrued liabilities	34,371	22,272
Other, net	(10,885)	15,170
Net cash used in operating activities	(11,569)	(47,497)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(690)
Capital expenditures	(151,522)	(151,419)
Proceeds from asset sales	8,926	225
Net cash used in investing activities	(142,596)	(151,884)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	601,558	692,476
Repayments under revolving loans	(303,259)	(326,026)
Proceeds from issuance of long-term debt	—	7,327
Repayments of long-term debt	(7,775)	(7,040)
Changes in outstanding checks - principally vendors	(101,765)	(82,801)
Dividends paid on common stock	(31,344)	(29,919)
Repurchase of common stock under stock plan	(2,434)	(2,892)
Repurchase of common stock under share repurchase authorization	(7,200)	(170,132)
Net cash provided by financing activities	147,781	80,993

Cash and cash equivalents:
Net decrease	(6,384)	(118,388)
Balance at beginning of year	99,945	222,591
Balance at end of period	$93,561	$104,203

Interest paid, net	$46,899	$45,541
Income taxes paid, net	46,206	37,546

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2016 and 2015
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2014	63,203	$876	$225,449	$1,313,521	$(165,624)	$(664,266)	$709,956
Net income	—	—	—	145,866	—	—	145,866
Other comprehensive loss	—	—	—	—	(31,254)	—	(31,254)
Dividends declared on common stock	—	—	—	(29,919)	—	—	(29,919)
Stock compensation expense	—	—	9,580	—	—	—	9,580
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $680	96	—	(240)	—	—	(1,972)	(2,212)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at September 30, 2015	60,393	$876	$234,789	$1,429,468	$(196,878)	$(836,370)	$631,885

Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	129,655	—	—	129,655
Other comprehensive income	—	—	—	—	13,544	—	13,544
Dividends declared on common stock	—	—	—	(31,344)		—	(31,344)
Stock compensation expense	—	—	9,724	—	—	—	9,724
Adoption of accounting standard update related to stock compensation accounting			598	(73)			525
Net issuance of treasury stock for vested restricted stock units	94	—	(892)	—	—	(1,542)	(2,434)
Repurchases of common stock	(147)	—	—	—	—	(7,200)	(7,200)
Balance at September 30, 2016	60,340	$876	$246,721	$1,544,431	$(195,262)	$(845,112)	$751,654

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2016 assessment performed during the third quarter.

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

In March 2016, the FASB issued an ASU that amends the guidance for stock compensation accounting. This amendment (i) requires all income tax effects of stock-based compensation awards to be recognized in the statement of income when such awards vest or are settled, (ii) allows an employer to repurchase more of an employee's shares upon the vesting or settlement of an award than it could have previously for tax withholding purposes without triggering liability accounting, (iii) allows an employer to make a policy election to recognize forfeitures in respect of awards as they occur and (iv) specifies certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it (i) prospectively as it related to recognizing income tax effects of awards in the statement of income, (ii) using the modified retrospective method as it related to classifying certain awards as equity rather than liabilities and recognizing forfeitures as they occur and (iii) using the retrospective method as it related to classifying excess tax benefits on the statement of cash flows. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

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

In August of 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice in how items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach. We are currently evaluating the impact of this amendment on our statement of cash flows.

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
	(Dollars in thousands)
Metal containers	$4,280	$—	$8,333	$—
Closures	64	205	482	1,351
Plastic containers	3,477	8,865	5,114	9,403
	$7,821	$9,070	$13,929	$10,754

Activity in reserves for our rationalization plans for the nine months ended September 30 was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2015	$3,026	$—	$268	$—	$3,294
Charged to expense	2,754	3,080	3,906	4,189	13,929
Utilized and currency translation	(4,418)	(3,080)	(1,474)	(4,189)	(13,161)
Balance at September 30, 2016	$1,362	$—	$2,700	$—	$4,062

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 6). Rationalization reserves were included in the Condensed Consolidated Balance Sheets as liabilities of $4.1 million, consisting of $2.4 million of accrued liabilities and $1.7 million of other liabilities.

Remaining expenses for our rationalization plans of $1.8 million are expected within the next twelve months. Remaining cash expenditures for our rationalization plans of $6.8 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)

Balance at December 31, 2015	$(84,280)	$(988)	$(123,538)	$(208,806)
Other comprehensive income before reclassifications	3,377	(271)	6,863	9,969
Amounts reclassified from accumulated other comprehensive loss	2,615	960	—	3,575
Other comprehensive income	5,992	689	6,863	13,544
Balance at September 30, 2016	$(78,288)	$(299)	$(116,675)	$(195,262)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 were net (losses) of $(1.4) million and $(4.1) million, respectively, excluding an income tax benefit of $0.6 million and $1.5 million, respectively.  For the three and nine months ended September 30, 2016, these net (losses) consisted of $(2.1) million and $(6.0) million of amortization of net actuarial (losses) and $0.7 million and $1.9 million of amortization of net prior service credit, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 were net (losses) of $(0.3) million and $(1.5) million, respectively, excluding an income tax benefit of $0.1 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2016, these net (losses) consisted of $(0.2) million and $(0.7) million, respectively, related to our interest rate swap agreements which were recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and $(0.1) million and $(0.8) million, respectively, related to our natural gas swap agreements which were recorded in cost of goods sold in our Condensed Consolidated Statements of Income. See Note 6 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2016 included (i) foreign currency gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $4.8 million and $13.8 million, respectively, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.5) million and $(2.3) million, respectively, and (iii) foreign currency (losses) related to our net investment hedges of $(2.6) million and $(7.4) million, respectively, excluding an income tax benefit of $1.0 million and $2.8 million. See Note 6 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	Sept. 30, 2016	Sept 30, 2015	Dec. 31, 2015
	(Dollars in thousands)

Raw materials	$213,020	$204,841	$215,018
Work-in-process	113,393	104,842	118,947
Finished goods	389,073	358,783	371,561
Other	13,931	14,831	13,938
	729,417	683,297	719,464
Adjustment to value inventory
at cost on the LIFO method	(91,326)	(103,021)	(91,326)
	$638,091	$580,276	$628,138

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2016	Sept. 30, 2015	Dec. 31, 2015
	(Dollars in thousands)
Bank debt
Bank revolving loans	$306,557	$357,044	$—
U.S. term loans	346,750	365,000	346,750
Canadian term loans	45,393	49,582	47,973
Euro term loans	234,853	246,576	227,434
Other foreign bank revolving and term loans	95,121	113,612	103,661
Total bank debt	1,028,674	1,131,814	725,818
5½% Senior Notes	300,000	300,000	300,000
5% Senior Notes	500,000	500,000	500,000
Total debt - principal	1,828,674	1,931,814	1,525,818
Less unamortized debt issuance costs	10,263	12,924	12,271
Total debt	1,818,411	1,918,890	1,513,547
Less current portion	454,212	482,877	152,398
	$1,364,199	$1,436,013	$1,361,149

At September 30, 2016, amounts expected to be repaid within one year consisted of $367.8 million of bank revolving and term loans under our senior secured credit facility, or the Credit Agreement, and $86.4 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2016:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$93,561	$93,561

Liabilities:
Bank debt	$1,028,674	$1,028,674
5½% Senior Notes	300,000	311,250
5% Senior Notes	500,000	510,430
Interest rate swap agreements	459	459

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2016 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2016 and 2015 and for the
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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first nine months of 2016, our hedges were fully effective. The fair value of our outstanding swap agreements in effect at September 30, 2016 was included in accrued liabilities in our Condensed Consolidated Balance Sheet.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 were losses, net of income taxes, of $0.2 million and $1.0 million, respectively.  We estimate that we will reclassify losses of $0.3 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations.  At September 30, 2016, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2016, net payments under our interest rate swap agreements were $0.2 million and $0.7 million, respectively.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At September 30, 2016, the aggregate notional principal amount of our natural gas swap agreements was 336,000 MMBtu of natural gas with fixed prices ranging from $2.97 to $3.21 per MMBtu, which hedged approximately 11 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three and nine months ended September 30, 2016, net payments under our natural gas swap agreements were $0.1 million and $0.8 million, respectively. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated substantially all of our Euro denominated borrowings under the Credit Agreement as net investment hedges.  Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 were $(2.6) million and $(7.4) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
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

Note 8.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
	(Dollars in thousands)
Service cost	$2,950	$3,688	$9,584	$11,689
Interest cost	6,473	6,753	19,351	21,044
Expected return on plan assets	(14,653)	(15,692)	(43,819)	(47,045)
Amortization of prior service cost	113	264	415	778
Amortization of actuarial losses	2,326	627	6,493	4,293
Special termination benefits	—	—	2,900	—
Curtailment (gain) loss	—	(482)	180	(482)
Net periodic benefit credit	$(2,791)	$(4,842)	$(4,896)	$(9,723)

Special termination benefits and curtailment loss were included in rationalization charges for our metal container business segment for the nine months ended September 30, 2016.

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
	(Dollars in thousands)
Service cost	$52	$56	$188	$335
Interest cost	230	256	737	965
Amortization of prior service credit	(816)	(817)	(2,516)	(2,289)
Amortization of actuarial gains	(187)	(133)	(475)	(260)
Net periodic benefit credit	$(721)	$(638)	$(2,066)	$(1,249)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
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

Note 10.               Treasury Stock

On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, from time to time through and including December 31, 2019. During the nine months ended September 30, 2016, we repurchased 147,465 shares of our common stock at an average price per share of $48.81, for a total purchase price of $7.2 million. As a result, at September 30, 2016, we had approximately $98.8 million remaining under this authorization for the repurchase of our common stock. See Note 13 for additional information.

During the first nine months of 2016, we issued 141,684 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 47,472 shares of our common stock at an average cost of $51.27 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2016, 27,216,596 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect, under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2016, 199,148 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $10.3 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2016
Net sales	$797,370	$211,955	$130,318	$—	$1,139,643
Depreciation and amortization(1)	18,432	9,757	8,006	27	36,222
Rationalization charges	4,280	64	3,477	—	7,821
Segment income from operations	98,007	28,401	800	(4,801)	122,407

Three Months Ended September 30, 2015
Net sales	$845,408	$215,713	$142,404	$—	$1,203,525
Depreciation and amortization(1)	17,746	9,399	8,531	30	35,706
Rationalization charges	—	205	8,865	—	9,070
Segment income from operations	106,024	27,066	(7,293)	(3,874)	121,923

Nine Months Ended September 30, 2016
Net sales	$1,780,429	$614,558	$412,036	$—	$2,807,023
Depreciation and amortization(1)	54,379	28,873	23,847	82	107,181
Rationalization charges	8,333	482	5,114	—	13,929
Segment income from operations	181,496	78,220	1,868	(14,082)	247,502

Nine Months Ended September 30, 2015
Net sales	$1,858,004	$620,949	$455,402	$—	$2,934,355
Depreciation and amortization(1)	52,400	28,302	25,881	93	106,676
Rationalization charges	—	1,351	9,403	—	10,754
Segment income from operations	194,992	73,226	11,332	(12,273)	267,277

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million in each of the three months ended September 30, 2016 and 2015 and $3.1 million in each of the nine months ended September 30, 2016 and 2015.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2016 and 2015 and for the
three and nine months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
	(Dollars in thousands)
Total segment income from operations	$122,407	$121,923	$247,502	$267,277
Interest and other debt expense	17,318	17,159	50,657	50,364
Income before income taxes	$105,089	$104,764	$196,845	$216,913

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

Note 13.             Subsequent Events

Share Repurchase Authorization

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300 million of our issued and outstanding common stock by various means from time to time through and including December 31, 2021. This authorization is in addition to approximately $98.8 million that remains available to us for the repurchase of our common stock pursuant to a previous authorization in 2014. Accordingly, at October 17, 2016, we had approximately $398.8 million remaining pursuant to such authorizations for the repurchase of our common stock.

Tender Offer

On October 17, 2016, we commenced a "modified Dutch auction" tender offer, or the Tender Offer, to purchase up to 5,494,505 shares of our common stock at a price per share of not less than $45.50 and not greater than $52.25, for an aggregate purchase price of up to $250.0 million. The Tender Offer will expire, unless extended by us, at 5:00 pm Eastern Time on November 15, 2016. We expect to fund the purchase of shares tendered in the Tender Offer from available cash on hand and revolving loan borrowings under the Credit Agreement.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Net sales
Metal containers	70.0%	70.3%	63.4%	63.3%
Closures	18.6	17.9	21.9	21.2
Plastic containers	11.4	11.8	14.7	15.5
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.0	84.6	84.9	85.0
Gross profit	16.0	15.4	15.1	15.0
Selling, general and administrative expenses	4.6	4.5	5.8	5.6
Rationalization charges	0.7	0.8	0.5	0.3
Income from operations	10.7	10.1	8.8	9.1
Interest and other debt expense	1.5	1.4	1.8	1.7
Income before income taxes	9.2	8.7	7.0	7.4
Provision for income taxes	3.1	2.9	2.4	2.4
Net income	6.1%	5.8%	4.6%	5.0%

Summary unaudited results of operations are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
	(Dollars in millions)
Net sales
Metal containers	$797.4	$845.4	$1,780.4	$1,858.0
Closures	211.9	215.7	614.6	620.9
Plastic containers	130.3	142.4	412.0	455.4
Consolidated	$1,139.6	$1,203.5	$2,807.0	$2,934.3

Income from operations
Metal containers (1)	$98.0	$106.0	$181.5	$195.0
Closures (2)	28.4	27.1	78.2	73.2
Plastic containers (3)	0.8	(7.3)	1.9	11.3
Corporate	(4.8)	(3.9)	(14.1)	(12.2)
Consolidated	$122.4	$121.9	$247.5	$267.3

(1) Includes rationalization charges of $4.3 million and $8.3 million for the three and nine months ended September 30, 2016, respectively.
(2) Includes rationalization charges of $0.2 million for the three months ended September 30, 2015 and $0.5 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.
(3) Includes rationalization charges of $3.5 million and $8.9 million for the three months ended September 30, 2016 and 2015, respectively, and $5.1 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Overview.  Consolidated net sales were $1.14 billion in the third quarter of 2016, representing a 5.3 percent decrease as compared to the third quarter of 2015 due primarily to the pass through of lower raw material and other manufacturing costs in the metal container and closures businesses, lower unit volumes and the pass through of lower raw material costs in the plastic container business and a less favorable mix of products sold in the metal container business, partially offset by an increase in unit volumes in the closures business. Income from operations for the third quarter of 2016 increased by $0.5 million, or 0.4 percent, as compared to the same period in 2015 primarily due to improved manufacturing performance in each of the businesses, lower rationalization charges and higher unit volumes in the closures business, partially offset by the unfavorable impact from the contractual pass through to customers of indexed deflation and a less favorable mix of products sold in the metal container business and lower unit volumes in the plastic container business. Rationalization charges were $7.8 million in the third quarter of 2016 as compared to $9.1 million for the same period in 2015. Net income for the third quarter of 2016 was $69.8 million as compared to $70.3 million for the same period in 2015.  Net income per diluted share for the third quarter of 2016 was $1.15 as compared to $1.16 for the same period in 2015.

Net Sales.  The $63.9 million decrease in consolidated net sales in the third quarter of 2016 as compared to the third quarter of 2015 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $48.0 million, or 5.7 percent, in the third quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material and other manufacturing costs and a less favorable mix of products sold. Unit volumes in the third quarter of 2016 were flat as compared to the same period in the prior year, as higher volumes for pet food were offset by a decrease in unit volumes across Europe due to wet weather which resulted in poor growing conditions for the fruit and vegetable pack.

Net sales for the closures business decreased $3.8 million, or 1.8 percent, in the third quarter of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs, partially offset by an increase in unit volumes of approximately 2 percent. The increase in unit volumes was primarily due to continued strong demand from U.S. beverage markets, partially offset by volume declines in Europe due to wet weather and poor growing conditions for the fruit and vegetable pack.

Net sales for the plastic container business decreased $12.1 million, or 8.5 percent, in the third quarter of 2016 as compared to the same period in 2015.  This decrease was principally due to lower unit volumes of approximately 6 percent as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program and the pass through of lower raw material costs.

Gross Profit.  Gross profit margin increased 0.6 percentage points to 16.0 percent in the third quarter of 2016 as compared to the same period in 2015 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 4.6 percent for the third quarter of 2016 as compared to 4.5 percent for the same period in 2015.  Selling, general and administrative expenses decreased $2.4 million to $51.7 million for the third quarter of 2016 as compared to $54.1 million for the same period in 2015.

Income from Operations.  Income from operations for the third quarter of 2016 increased by $0.5 million, or 0.4 percent, as compared to the third quarter of 2015, and operating margin increased to 10.7 percent from 10.1 percent over the same periods.

Income from operations of the metal container business for the third quarter of 2016 decreased $8.0 million, or 7.5 percent, as compared to the same period in 2015, and operating margin decreased to 12.3 percent from 12.5 percent over the same periods.  The decrease in income from operations was primarily attributable to the unfavorable impact from the contractual pass through to customers of indexed deflation, higher rationalization charges and a less favorable mix of products sold, partially offset by better operating performance than in the prior year quarter. Rationalization charges were $4.3 million for the third quarter of 2016 primarily related to the shutdown of the LaPorte, Indiana manufacturing facility.

Income from operations of the closures business for the third quarter of 2016 increased $1.3 million, or 4.8 percent, as compared to the same period in 2015, and operating margin increased to 13.4 percent from 12.6 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and improved manufacturing efficiencies.

Income from operations of the plastic container business for the third quarter of 2016 increased $8.1 million as compared to the same period in 2015. The increase in income from operations was primarily attributable to lower rationalization charges and improved manufacturing performance, partially offset by lower unit volumes. Rationalization charges were $3.5 million and $8.9 million in the third quarters of 2016 and 2015, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the third quarter of 2016 increased slightly to $17.3 million as compared to $17.1 million in the same period in 2015.

Provision for Income Taxes. The effective tax rate for the third quarter of 2016 was 33.6 percent as compared to 32.9 percent for the same period in 2015. The effective tax rate in the third quarter of 2015 benefitted from higher income in lower tax jurisdictions.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Overview.  Consolidated net sales were $2.81 billion in the first nine months of 2016, representing a 4.3 percent decrease as compared to the first nine months of 2015 primarily as a result of the pass through of lower raw material and other manufacturing costs in the metal container and closures businesses and lower unit volumes, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation in the plastic container business, partially offset by an increase in unit volumes in the closures business. Income from operations for the first nine months of 2016 decreased by $19.8 million, or 7.4 percent, as compared to the same period in 2015 primarily as a result of higher manufacturing costs in the metal and plastic container businesses including start-up costs related to the new manufacturing facilities, lower unit volumes in the plastic container business, the contractual pass through to customers of indexed deflation in the metal container business, the unfavorable impact from the lagged pass through of changes in resin costs in the closures and plastic container businesses as compared to the prior year period and higher rationalization charges. These decreases were partially offset by an increase in unit volumes and improved manufacturing efficiencies in the closures business. Rationalization charges were $13.9 million for the first nine months of 2016 as compared to $10.8 million for the same period in 2015. Net income was $129.7 million for the first nine months of 2016 as compared to $145.9 million for the same period in 2015. Net income per diluted share for the first nine months of 2016 was $2.13 as compared to $2.37 for the same period in 2015.

Net Sales.  The $127.3 million decrease in consolidated net sales in the first nine months of 2016 as compared to the first nine months of 2015 was the result of lower net sales across all businesses.

Net sales for the metal container business decreased $77.6 million, or 4.2 percent, in the first nine months of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material and other manufacturing costs.

Net sales for the closures business decreased $6.3 million, or 1.0 percent, in the first nine months of 2016 as compared to the same period in 2015.  This decrease was primarily the result of the pass through of lower raw material costs, partially offset by an increase in unit volumes of approximately 3 percent. The increase in unit volumes was primarily due to strong demand from U.S. beverage markets, partially offset by volume declines in Europe due to wet weather and poor growing conditions for the fruit and vegetable pack.

Net sales for the plastic container business decreased $43.4 million, or 9.5 percent, in the first nine months of 2016 as compared to the same period in 2015.  This decrease was principally due to lower unit volumes of approximately 4 percent primarily as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $4.4 million.

Gross Profit.  Gross profit margin increased 0.1 percentage points to 15.1 percent in the first nine months of 2016 as compared to the same period in 2015 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 5.8 percent for the first nine months of 2016 as compared to 5.6 percent for the same period in 2015.  Selling, general and administrative expenses decreased $0.8 million to $162.1 million for the first nine months of 2016 as compared to $162.9 million for the same period in 2015.

Income from Operations.  Income from operations for the first nine months of 2016 decreased by $19.8 million, or 7.4 percent, as compared to the first nine months of 2015, and operating margin decreased to 8.8 percent from 9.1 percent over the same periods.

Income from operations of the metal container business for the first nine months of 2016 decreased $13.5 million, or 6.9 percent, as compared to the same period in 2015, and operating margin decreased to 10.2 percent from 10.5 percent over the same periods.  The decrease in income from operations was primarily due to higher rationalization charges, the contractual pass through to customers of indexed deflation and higher manufacturing costs including start-up costs related to the new can manufacturing facility. Rationalization charges were $8.3 million for the first nine months of 2016 primarily related to the shutdown of the LaPorte, Indiana manufacturing facility.

Income from operations of the closures business for the first nine months of 2016 increased $5.0 million, or 6.8 percent, as compared to the same period in 2015, and operating margin increased to 12.7 percent from 11.8 percent over the same periods.  The increase in income from operations was primarily due to higher unit volumes and improved manufacturing efficiencies, partially offset by the unfavorable impact from the lagged pass through of changes in resin costs as compared to the prior year period.

Income from operations of the plastic container business for the first nine months of 2016 decreased $9.4 million to $1.9 million as compared to $11.3 million in the same period in 2015, and operating margin decreased to 0.5 percent from 2.5 percent over the same periods.  The decrease in income from operations was primarily attributable to higher incremental costs and inefficiencies incurred to service customers during the footprint optimization program, start-up costs related to the new manufacturing facilities, lower unit volumes, the favorable impact in the prior year period from the lagged pass through of decreases in resin costs and foreign currency transaction gains in the prior year period, partially offset by lower rationalization charges. Rationalization charges were $5.1 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest and Other Debt Expense.  Interest and other debt expense for the first nine months of 2016 increased $0.3 million to $50.7 million as compared to $50.4 million in the same period in 2015.

Provision for Income Taxes. The effective tax rate for the first nine months of 2016 was 34.1 percent as compared to 32.8 percent for the same period in 2015. The effective tax rate in 2015 benefitted from higher income in more favorable tax jurisdictions.

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

For the nine months ended September 30, 2016, we used net borrowings of revolving loans of $298.3 million and cash and cash equivalents of $6.3 million to fund net capital expenditures of $142.6 million, decreases in outstanding checks of $101.8 million, dividends paid on our common stock of $31.3 million, the repayment of $7.8 million of long-term debt, cash used in operations of $11.5 million and repurchases of our common stock of $9.6 million.

For the nine months ended September 30, 2015, we used net borrowings of revolving loans of $366.4 million, cash and cash equivalents of $118.4 million and proceeds from the issuance of long-term debt of $7.3 million to fund repurchases of our common stock of $173.0 million, net capital expenditures of $151.2 million, decreases in outstanding checks of $82.8 million, cash used in operations of $47.5 million, dividends paid on our common stock of $29.9 million, the repayment of $7.0 million of long-term debt and the purchase of a business for $0.7 million.

At September 30, 2016, we had $306.6 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2016 was $661.0 million and Cdn $15.0 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  Our peak seasonal working capital requirements have historically averaged approximately $350 million. We fund seasonal working capital requirements through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and to refinance or repurchase other debt.

On October 17, 2016, we commenced the Tender Offer to purchase up to 5,494,505 shares of our common stock at a price per share of not less than $45.50 and not greater than $52.25, for an aggregate purchase price of up to $250.0 million. The Tender Offer will expire, unless extended by us, at 5:00 pm Eastern Time on November 15, 2016. We expect to fund the purchase of shares tendered in the Tender Offer from available cash on hand and revolving loan borrowings under the Credit Agreement.

We believe that cash generated from operations and funds from borrowings available under the Credit Agreement and other foreign bank loans will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases (including in the Tender Offer) and common stock dividends for the foreseeable future.  We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under the Credit Agreement, to finance any such acquisition.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2016 with all of these covenants.

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $5.9 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. Additional cash spending under our rationalization plans of approximately $6.8 million is expected through 2023.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 included elsewhere in this Quarterly Report.

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

In March 2016, the FASB issued an ASU that amends the guidance for stock compensation accounting. This amendment (i) requires all income tax effects of stock-based compensation awards to be recognized in the statement of income when such awards vest or are settled, (ii) allows an employer to repurchase more of an employee's shares upon the vesting or settlement of an award than it could have previously for tax withholding purposes without triggering liability accounting, (iii) allows an employer to make a policy election to recognize forfeitures in respect of awards as they occur and (iv) specifies certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it (i) prospectively as it related to recognizing income tax effects of awards in the statement of income, (ii) using the modified retrospective method as it related to classifying certain awards as equity rather than liabilities and recognizing forfeitures as they occur and (iii) using the retrospective method as it related to classifying excess tax benefits on the statement of cash flows. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

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

You should also read Notes 5 and 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

July 1-31, 2016	—	—	—	$106.0
August 1-31, 2016	83,155	$49.31	83,155	$101.9
September 1-30, 2016	64,110	$48.16	64,110	$98.8

Total	147,265	$48.81	147,265	$98.8

(1) On February 28, 2014, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock, inclusive of prior authorizations, by various means from time to time through and including December 31, 2019. Prior to the third quarter of 2016, we had repurchased approximately $194.0 million of our common stock pursuant to such authorization.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 8, 2016	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2016 and 2015.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.