Form 10-K
period 2016-12-31
SILGAN HOLDINGS INC
filed 2017-03-01
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.088 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2017, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 55,051,158.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $3.6 billion in 2016. Our products are used for a wide variety of end markets and we operate 87 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal, composite and plastic closures for food and beverage products; and

•
custom designed plastic containers and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products.

We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2016 of approximately sixty percent. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2016, our metal container business had net sales of $2.27 billion (approximately 62.9 percent of our consolidated net sales) and income from operations of $214.7 million (approximately 67.2 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 19 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2016, our closures business had net sales of $797.1 million (approximately 22.1 percent of our consolidated net sales) and income from operations of $99.8 million (approximately 31.2 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 22 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2016, our plastic container business had net sales of $543.9 million (approximately 15.0 percent of our consolidated net sales) and income from operations of $5.2 million (approximately 1.6 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2017 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic container sales will be under multi-year customer supply arrangements.
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

OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired thirty-four businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.27 billion in 2016, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to approximately sixty percent in 2016. Through acquisitions, we have become a leading worldwide manufacturer of closures for food and beverage products, with net sales of $797.1 million in 2016. We have also grown our market position in the plastic container business since 1987, with net sales increasing sixfold to $543.9 million in 2016. The following chart shows our acquisitions since our inception:

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
On January 23, 2017, we entered into a definitive agreement, or the Purchase Agreement, with WestRock Company, or WestRock, to acquire WestRock's specialty closures and dispensing systems business, or the Dispensing Systems Business. The Dispensing Systems Business is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions to major branded consumer goods product companies in the home, health and beauty markets. It operates a global network of 13 plants across North America, Europe, South America and Asia. For its fiscal year ended September 30, 2016, the Dispensing Systems Business generated net sales of $566 million. As a result of the acquisition, we expect to realize certain operational cost synergies within 24 months of closing related to reductions in general and administrative expenses, procurement savings and manufacturing efficiencies. Pursuant to the Purchase Agreement, subject to the terms and conditions set forth therein, certain of our subsidiaries will acquire all of the outstanding equity interests of certain direct and indirect subsidiaries of WestRock MWV, LLC, a wholly owned subsidiary of WestRock, that are engaged in the Dispensing Systems Business for a purchase price in cash of $1.025 billion. The purchase price is subject to adjustment for working capital, indebtedness and certain other items as set forth in the Purchase Agreement. In conjunction with the Purchase Agreement, we obtained a commitment for $800 million of incremental term loans under our senior secured credit facility, or the Committed Financing, from one of the lenders thereunder. We expect to initially fund the purchase price for this acquisition from a combination of cash on hand and borrowings under our senior secured credit facility, including the Committed Financing. This acquisition is subject to the satisfaction of certain customary conditions and receipt of applicable regulatory approvals and is expected to close late in the first quarter of 2017. The Purchase Agreement may be terminated under certain circumstances, including by the buyers or the seller if the acquisition has not closed within 90 days after the date of the Purchase Agreement, subject to the parties' rights to extend such date by up to an additional 90 days if all conditions precedent other than the regulatory approval condition precedent have been satisfied at that time or under certain other circumstances. See "Risk Factors - The pending acquisition of the Dispensing Systems Business is subject to various closing conditions, including regulatory approvals, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed. A delay or failure to consummate the pending acquisition could negatively impact our future results of operations and financial condition" included elsewhere in this Annual Report.
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
In 2015, we initiated optimization plans in each of our businesses, which plans were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets. The optimization plans included the construction of a new metal container manufacturing facility and two new plastic container manufacturing facilities in the United States, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities. Each of our businesses had substantially completed the execution of its optimization plan by the end of 2016, including commercializing the new metal container manufacturing facility and the two new plastic container manufacturing facilities.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our shareholders or for other permitted purposes. In January 2014, we refinanced our previous senior secured credit facility, or our 2011 Credit Facility, with our new senior secured credit facility, or our Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives. In September 2014, we funded the purchase price for the metal container manufacturing assets of Van Can Company, or Van Can, with cash on hand. In 2015, we used cash on hand and revolving loan borrowings under our Credit Agreement to fund repurchases of our common stock for $170.1 million (which included $161.8 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in March 2015). In 2016, we used cash on hand and revolving loan borrowings under our Credit Agreement to fund repurchases of our common stock for $277.3 million (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in November 2016). You should also read Note 18 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 29 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately seven percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2016, approximately 65 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in Burlington, Iowa to better optimize the logistical footprint of our metal container operations in North America, allowing us to further reduce costs of our metal container business.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products, with leadership positions in the North American and European markets. In 2013, we expanded the geographic scope, product offerings and scale of our closures business with the acquisitions of Portola Packaging, Inc. and its subsidiaries, or Portola, the metal vacuum closures operations in Australia of Amcor Limited, or Amcor Australia Metal Closures, and the U.S. metal vacuum closures operations of Tecnocap S.p.A. and Tecnocap LLC, or Tecnocap U.S. Metal Closures. We may pursue further consolidation opportunities in the closures markets in which we operate or in adjacent closure markets, such as dispensing closures with our pending acquisition of the Dispensing Systems Business. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing sixfold to $543.9 million in 2016. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of the plastic food container operations of Rexam PLC now operating under the name Silgan Plastic Food Containers, or PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. In 2016, we completed construction of two new plastic container manufacturing facilities, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. These new facilities are located in North East, Pennsylvania and Hazelwood, Missouri. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. Over the long term, we also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2012, we have closed four metal container manufacturing facilities, two closure manufacturing facilities and six plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In 2015, we initiated optimization plans in each of our businesses that were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  The optimization plans included the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers. Each of our businesses had substantially completed the execution of its optimization plan by the end of 2016, including commercializing the new metal container manufacturing facility and the two new plastic container manufacturing facilities.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—62.9 PERCENT OF OUR CONSOLIDATED NET SALES IN 2016
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2016 of approximately sixty percent. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, seafood, coffee, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2016, our metal container business had net sales of $2.27 billion (approximately 62.9 percent of our consolidated net sales) and income from operations of $214.7 million (approximately 67.2 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal container sales in 2017 will be pursuant to multi-year customer supply arrangements.

Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, such as our acquisition of Van Can, and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America. This new facility will allow us to further reduce costs of our metal container business.
CLOSURES—22.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2016
We are a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products. Our closures business provides customers with an extensive variety of proprietary metal, composite and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 19 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2016, our closures business had net sales of $797.1 million (approximately 22.1 percent of our consolidated net sales) and income from operations of $99.8 million (approximately 31.2 percent of our consolidated income from operations excluding corporate expense).
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
PLASTIC CONTAINERS—15.0 PERCENT OF OUR CONSOLIDATED NET SALES IN 2016
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers for the personal care market in North America. Through our acquisition of PFC, we are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 22 plastic container manufacturing facilities in the United States and Canada. For 2016, our plastic container business had net sales of $543.9 million (approximately 15.0 percent of our consolidated net sales) and income from operations of $5.2 million (approximately 1.6 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sixfold.
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
Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging. In 2016, we completed the construction of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business.
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
As of February 1, 2017, we operated a total of 87 manufacturing facilities in 21 different countries throughout the world that serve the needs of our customers.
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
Our metal container supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container customers without long-term agreements, we have also generally increased prices to pass through increases in our metal costs. Although no assurances can be given, we expect to be able to purchase sufficient quantities of metal to timely meet all of our customers’ requirements in 2017.
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
Our closures supply agreements with our customers provide for the pass through of changes in our metal and resin costs, subject in many cases with respect to resin to a lag in the timing of such pass through. For our closures customers without long-term contracts, our closures business has also generally passed through changes in our metal and resin costs. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future, despite the significant consolidation of suppliers.
PLASTIC CONTAINER BUSINESS
The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our plastic container customers without long-term contracts, our plastic container business has also generally passed through changes in our resin costs.
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
Approximately 13 percent, 12 percent and 12 percent of our consolidated net sales were to Nestlé in 2016, 2015 and 2014, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2016 of approximately sixty percent. We have 46 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Bonduelle Group, Campbell, Chicken of the Sea, ConAgra Foods, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz Company, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC, Stanislaus Food Products Company and TreeHouse Foods, Inc.
We have entered into multi-year supply arrangements with many of our customers, including Nestlé, Campbell and other food producers. We estimate that approximately 90 percent of our projected metal container sales in 2017 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2016 were $416.6 million. We have a supply agreement with Nestlé for a substantial portion of the metal food containers we supply Nestlé, which agreement runs through December 2019. In September 2011, we acquired Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a long-term supply agreement with Nestlé that runs through December 2021 for the steel container volume previously manufactured by Purina Steel Can. In addition to these supply agreements, other metal food containers that we sell to Nestlé are supplied pursuant to a shorter-term supply agreement. Each of these supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas.
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
Our largest customers of our closures business include Andros Group, Grupo Lala and its affiliated entities including Borden Dairy Company, Inc., Campbell, The Coca-Cola Company, Dean Foods Company, Dr Pepper Snapple Group, Inc., Kraft Heinz Company, Hipp GmbH & Co KG, The J.M. Smucker Company, The Kroger Co., MillerCoors LLC, The Mizkan Group Corporation, Nestlé, PepsiCo Inc., Prairie Farms Dairy, Incorporated and TreeHouse Foods, Inc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
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
Our largest customers for our plastic container business include Bayer AG, Berlin Packaging LLC, Campbell, The Clorox Company, ConAgra Foods, Inc., General Mills, Inc., Henkel AG & Co. KGaA, Johnson & Johnson, Kraft Heinz Company, Mars, Incorporated, McCormick & Company, Inc., The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods, Inc., TricorBraun and Vi-Jon Laboratories, Inc.
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
We have written purchase orders or contracts for the supply of plastic containers with the majority of our customers. In general, these purchase orders and contracts are for containers made from proprietary molds and are for a duration of one to five years.

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
EMPLOYEES
As of December 31, 2016, we employed approximately 2,400 salaried and 6,700 hourly employees on a full-time basis. Approximately 35 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2016, Campbell provided us with approximately 115 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2017 and 2020. As of December 31, 2016, contracts covering approximately 15 percent of our hourly employees in the United States and Canada will expire during 2017. We expect no significant changes in our relations with these unions.

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
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Financial and other information by segment and relating to geographic areas for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.
For the year ended December 31, 2016, our foreign operations for all our businesses generated $707.8 million of net sales, which represents approximately 20 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.

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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2016, we had $1,571.2 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2016, after taking into account outstanding letters of credit of $18.0 million and outstanding revolving loan borrowings of $99.5 million, we had up to $868.1 million and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. Additionally, on February 13, 2017, we issued an aggregate of $300 million of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million of our 3¼% Senior Notes due 2025, or the 3¼% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used a portion of the net proceeds from such issuances to repay indebtedness under our Credit Agreement. We intend to use the remaining net proceeds from such issuance to repay outstanding Euro revolving loans under our Credit Agreement, to repay certain other foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem a portion of our 5% Senior Notes due 2020, or the 5% Notes, on or after April 1, 2017 and pay the applicable premium for such redemption.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2016, we repaid $67.4 million in principal and paid $65.5 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a substantial portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2016, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2016 interest expense by an aggregate of approximately $9.5 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2016.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs, including for the pending acquisition of the Dispensing Systems Business. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes do not prohibit us from incurring additional indebtedness.

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
The indentures governing the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes contain certain covenants that also restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
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
In 2016, approximately 90 percent of our metal container sales and a majority of our closures and plastic container sales were pursuant to multi-year supply arrangements. In general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
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
Over the last few years, there has been significant consolidation of suppliers of steel. Additionally, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs.
Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container and plastic closures supply agreements with our customers provide for the pass through of changes in resin prices, subject in many cases to a lag in the timing of such pass through. For customers without long-term agreements, we also generally pass through changes in resin prices.
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2017. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
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
FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.
In pursuing our strategy of growth through acquisitions, including the pending acquisition of the Dispensing Systems Business, we will face risks commonly encountered with an acquisition strategy. These risks include:

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
THE PENDING ACQUISITION OF THE DISPENSING SYSTEMS BUSINESS IS SUBJECT TO VARIOUS CLOSING CONDITIONS, INCLUDING REGULATORY APPROVALS, AS WELL AS OTHER UNCERTAINTIES, AND THERE CAN BE NO ASSURANCES AS TO WHETHER AND WHEN IT MAY BE COMPLETED. A DELAY OR FAILURE TO CONSUMMATE THE PENDING ACQUISITION COULD NEGATIVELY IMPACT OUR FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
The consummation of the pending acquisition of the Dispensing Systems Business is subject to the satisfaction of certain customary conditions, including the receipt of applicable regulatory approvals, and is expected to close late in the first quarter of 2017. The Purchase Agreement may be terminated under certain circumstances, including by the buyers or the seller if the acquisition has not closed within 90 days after the date of the Purchase Agreement, subject to the parties' rights to extend such date by up to an additional 90 days if all conditions precedent other than the regulatory approval condition precedent have been satisfied at that time or under certain other circumstances.
We cannot predict with certainty whether or when any of the required conditions will be satisfied, whether the satisfaction of any such conditions will result in a materially adverse impact on us or the Dispensing Systems Business or if the pending acquisition will be consummated at all. If the pending acquisition is not completed, if there is a significant delay in completing it or if the satisfaction of any such conditions results in a materially adverse impact, such failure, delay or impact could adversely affect our future results of operations and financial condition, and, to the extent that the current price of our common stock reflects an assumption regarding the completion of the pending acquisition, the price per share for our common stock could be negatively impacted.
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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2016, we employed approximately 6,700 hourly employees on a full-time basis. Approximately 35 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2017 and 2020. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
We are involved in various legal proceedings, contract disputes and claims arising in the ordinary course of our business. Additionally, a competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. Although we are not able to predict the outcome of such proceedings, investigations, disputes and claims, any payments in respect thereof, including pursuant to any settlements, will reduce our available cash flows and could adversely impact our results of operations.
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $707.8 million, or approximately 20 percent, of our consolidated net sales in 2016. As of February 1, 2017, we have a total of 35 manufacturing facilities in a total of 20 countries outside of the United States, including Canada and countries located in Europe, Asia, South America and Central America, serving customers in approximately 90 countries worldwide. Our business strategy may include continued expansion of international activities, including with the pending acquisition of the Dispensing Systems Business. Accordingly, the risks associated with operating in foreign countries may have a negative impact on our liquidity and net income. For example, the current economic uncertainty in Europe and China and the geopolitical disruptions in the Ukraine, Russia and the Middle East and related adverse economic conditions may have an adverse effect on our results of operations and financial condition. Additionally, we shut down our closures manufacturing facility in Venezuela in the fourth quarter of 2014 because our operations in Venezuela were unable to import raw materials on a regular basis due to the ongoing unstable political environment and an increasingly restrictive monetary policy, and in 2016 we ceased operations at our metal container manufacturing facility in the Ukraine because of the geopolitical environment.
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
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees.  Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make additional contributions to such plan in respect of the unfunded accrued benefits of such plan, which unfunded accrued benefits could be significant.  Such additional contributions could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we participate have a funded status of less than 65 percent.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $604.7 million of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2016. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

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
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2016, Messrs. Silver and Horrigan beneficially owned an aggregate of 17,760,521 shares of our common stock, or approximately 32 percent of our outstanding common stock. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 28,612,360 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005 and 2010). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indentures governing the 5% Notes and the 5½% Notes , we must make an offer to repurchase the 5% Notes and the 5½% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. In addition, upon the occurrence of a change of control repurchase event as defined in the indenture governing the 4¾% Notes and the 3¼% Notes, we must make an offer to repurchase the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures.

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
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2017 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	217,600	(leased)
Hoopeston, IL	323,600
Rochelle, IL	295,900	(75,000 leased)
Waukegan, IL	74,200	(leased)
Hammond, IN	158,000	(leased)
Burlington, IA	414,400
Ft. Dodge, IA	232,400	(leased)
Ft. Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	225,700	(leased)
Napoleon, OH	302,100	(leased)
Lancaster, SC	58,100
Trenton, TN	96,300	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	86,800	(leased)
Waupun, WI	212,000
Las Piedras, Puerto Rico	26,800	(leased)
Mitterdorf im Murtzal, Austria	192,000
Grodno, Belarus	72,000	(leased)
Leipzig, Germany	190,000
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	309,000
Skydra, Greece	200,000

Location	Approximate Building Area (square feet)
Wadi al Rayan, Jordan	215,000
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	82,000
Tczew, Poland	116,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	77,000
Nove-Mesto nad Vahom, Slovakia	403,000	(119,000 leased)
Ljubljana-Zalog, Slovenia	145,000
Izmir, Turkey	170,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2017 for our closures business:

Location	Approximate Building Area (square feet)
Tolleson, AZ	115,000	(leased)
Athens, GA	222,200	(leased)
Champaign, IL	254,600	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
New Castle, PA	126,500
West Hazleton, PA	151,500	(leased)
Kingsport, TN	100,000
Pocos de Caldas, Brazil	39,800
Shanghai, China	49,400
Louny, Czech Republic	56,800	(leased)
Hannover, Germany	549,000	(leased)
Battipaglia, Italy	156,500
Guadalajara, Mexico	80,000	(leased)
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	78,700
Torello, Spain	71,900	(leased)
Doncaster, United Kingdom	80,000	(leased)

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2017 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	146,000
Monroe, GA	117,000
Flora, IL	56,400
Ligonier, IN	469,000	(276,000 leased)
Seymour, IN	406,000
Franklin, KY	122,000	(leased)
Hazelwood, MO	335,300	(leased)
Union, MO	195,000
Penn Yan, NY	103,000
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
North East, PA	135,000	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Edmonton, Alberta	55,600	(leased)
Delta, British Columbia	43,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)
Montreal, Quebec	43,500	(leased)
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
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. Given the early stage of the investigation, we cannot reasonably assess what actions may result from the investigation or estimate what costs we may incur as a result of the investigation.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2017, we had 40 holders of record of our common stock.
We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2016, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.16 per share to $0.17 per share. The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2016
First Quarter	$54.32	$49.63	$0.17
Second Quarter	53.99	48.63	0.17
Third Quarter	52.67	47.66	0.17
Fourth Quarter	51.70	47.68	0.17
	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2015
First Quarter	$58.47	$51.41	$0.16
Second Quarter	58.74	52.76	0.16
Third Quarter	55.61	50.75	0.16
Fourth Quarter	55.82	49.97	0.16

ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021, which was in addition to approximately $98.8 million that remained available to us for the repurchase of our common stock by various means from time to time through and including December 31, 2019 pursuant to a previous authorization by our Board of Directors in 2014. Under these authorizations, we completed a "modified Dutch auction" tender offer on November 22, 2016 pursuant to which we purchased 5,308,905 shares of our common stock from our stockholders at a price of $50.75 per share, for a total purchase price of $269.4 million, exclusive of $0.7 million of fees and expenses. Accordingly, at December 31, 2016, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.

The following table provides information about shares of our common stock that we repurchased during the fourth quarter of 2016:

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

October 1-31, 2016	—	—	—	$98.8
November 1-30, 2016	5,308,905	$50.75	5,308,905	$129.4
December 1-31, 2016	—	—	—	$129.4

Total	5,308,905	$50.75	5,308,905	$129.4

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2016. Our consolidated financial statements for the five years ended December 31, 2016 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2016	2015	2014(a)	2013(a)	2012(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$3,612.9	$3,764.0	$3,911.8	$3,708.5	$3,588.3
Cost of goods sold	3,079.4	3,209.9	3,312.0	3,161.3	3,070.7
Gross profit	533.5	554.1	599.8	547.2	517.6
Selling, general and administrative expenses (b)	214.7	219.9	224.4	211.0	183.4
Rationalization charges	19.1	14.4	14.5	12.0	8.7
Income from operations	299.7	319.8	360.9	324.2	325.5
Interest and other debt expense before loss on early extinguishment of debt	67.8	66.9	74.8	67.4	63.0
Loss on early extinguishment of debt	—	—	1.5	2.1	38.7
Interest and other debt expense	67.8	66.9	76.3	69.5	101.7
Income before income taxes	231.9	252.9	284.6	254.7	223.8
Provision for income taxes	78.5	80.5	102.2	69.3	72.5
Net income	$153.4	$172.4	$182.4	$185.4	$151.3
Per Share Data:
Basic net income per share	$2.56	$2.83	$2.88	$2.89	$2.18
Diluted net income per share	$2.55	$2.81	$2.86	$2.87	$2.17
Dividends per share	$0.68	$0.64	$0.60	$0.56	$0.48
Selected Segment Data:
Net sales:
Metal containers	$2,271.9	$2,365.3	$2,369.7	$2,341.4	$2,293.7
Closures	797.1	805.0	882.9	720.1	680.1
Plastic containers	543.9	593.7	659.2	647.0	614.5
Income from operations:
Metal containers (c)	214.7	236.4	248.7	236.3	231.5
Closures (d)	99.8	91.8	75.6	63.0	73.1
Plastic containers (e)	5.2	7.8	51.5	38.6	30.8

Selected Financial Data

	Year Ended December 31,
	2016	2015	2014(a)	2013(a)	2012(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$191.9	$237.3	$140.5	$103.1	$119.2
Depreciation and amortization (f)	143.1	142.2	148.1	167.6	165.0
Net cash provided by operating activities (g)	394.6	335.7	348.2	351.2	352.5
Net cash used in investing activities	(180.3)	(237.1)	(156.9)	(376.4)	(436.8)
Net cash (used in) provided by financing activities (g)	(289.5)	(221.3)	(129.2)	(279.9)	152.8
Balance Sheet Data (at end of period):
Cash and cash equivalents	$24.7	$99.9	$222.6	$160.5	$465.6
Goodwill	604.7	612.8	630.3	651.0	510.8
Total assets (h) (i)	3,149.4	3,192.7	3,274.1	3,282.5	3,249.9
Total debt (h)	1,561.6	1,513.5	1,584.1	1,686.4	1,656.4
Stockholders’ equity	469.4	639.2	710.0	713.8	753.6
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

(b)	Selling, general and administrative expenses include costs attributed to announced acquisitions of $1.4 million in 2016 and $1.5 million in each of 2013 and 2012.

(c)
Income from operations of the metal container business includes rationalization charges (credits) of $12.1 million, $(0.4) million, $2.5 million and $2.5 million in 2016, 2014, 2013 and 2012, respectively. Income from operations of the metal container business also includes new plant start-up costs of $0.8 million and $6.4 million in 2013 and 2012, respectively.

(d)
Income from operations of the closures business includes rationalization charges of $0.6 million, $1.7 million, $12.2 million, $5.6 million and $2.9 million in 2016, 2015, 2014, 2013 and 2012, respectively, and (loss) income from operations in Venezuela of $(3.1) million, $(2.9) million and $5.1 million in 2014, 2013 and 2012, respectively. The loss from operations in Venezuela in 2013 included a charge of $3.0 million for the remeasurement of net assets due to a currency devaluation.

(e)
Income from operations of the plastic container business includes rationalization charges of $6.4 million, $12.7 million, $2.7 million, $3.9 million and $3.3 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(f)
Depreciation and amortization excludes amortization of debt discount and issuance costs. In 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years.

(g)
In 2016, we retrospectively adopted new accounting guidance regarding certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As a result, net cash provided by operating activities was increased by $0.3 million, $3.2 million, $0.5 million and $0.8 million in 2015, 2014, 2013 and 2012, respectively, and net cash (used in) provided by financing activities was decreased by $0.3 million, $3.2 million, $0.5 million and $0.8 million in 2015, 2014, 2013 and 2012, respectively.

(h)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of certain debt issuance costs. As a result, each of total assets and total debt were decreased by $14.9 million, $17.4 million and $14.9 million in 2014, 2013 and 2012, respectively.

(i)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of deferred taxes. As a result, each of total assets and total liabilities were decreased by $14.9 million, $21.1 million and $28.8 million in 2014, 2013 and 2012, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2016. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal, composite and plastic closures for food and beverage products; and custom designed plastic containers and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2016 of approximately sixty percent, a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately seven percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2016, approximately 65 percent of our metal food containers sold had an easy-open end. We expect to further enhance our metal container business through our Can Vision 2020SM program, which is intended to further the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America, allowing us to further reduce costs of our metal container business.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal, composite and plastic closures for food and beverage products, with leadership positions in the North American and European markets. In 2013, we expanded the geographic scope, product offerings and scale of our closures business with the acquisitions of Portola, Amcor Australia Metal Closures and Tecnocap U.S. Metal Closures. We may pursue further consolidation opportunities in the closures markets in which we operate or in adjacent closure markets, such as dispensing closures with our pending acquisition of the Dispensing Systems Business. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures.

We have improved the market position of our plastic container business since 1987, with net sales increasing sixfold to $543.9 million in 2016. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2012, we completed the strategic acquisition of PFC, broadening our product offerings for shelf-stable food products to include plastic thermoformed barrier and non-barrier bowls and trays. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. In 2016, we completed construction of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2012, we have closed four metal container manufacturing facilities, two closure manufacturing facilities and six plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
We have also invested substantial capital in the past several years for new market opportunities and value-added products such as Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. In 2015, we initiated optimization plans in each of our businesses that were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  The optimization plans included the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers. In addition to optimizing freight and logistical costs, we expect that these three new facilities will allow us to further reduce costs and rationalize our manufacturing footprint. Each of our businesses had substantially completed the execution of its optimization plan by the end of 2016, including commercializing the new metal container manufacturing facility and the two new plastic container manufacturing facilities.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2017 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic containers sales will be under multi-year arrangements.
Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. Our metal container and metal closure supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container and metal closure customers without long-term contracts, we have also generally increased prices to pass through increases in our metal costs. Our plastic closure and plastic container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our plastic closure and plastic container customers without long-term contracts, we have also generally passed through changes in our resin costs.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our shareholders or for other permitted purposes. In January 2014, we refinanced our 2011 Credit Facility with our Credit Agreement. Our Credit Agreement refinanced all outstanding amounts under our 2011 Credit Facility and provides us with a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million revolving loan facility for working capital requirements and other strategic initiatives. In September 2014, we funded the purchase price for Van Can with cash on hand. In 2015 we used cash on hand and revolving loan borrowings under our Credit Agreement to fund repurchases of our common stock for $170.1 million (which included $161.8 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in March 2015). In 2016, we used cash on hand and revolving loan borrowings under our Credit Agreement to fund repurchases of our common stock for $277.3 million (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer completed in November 2016). You should also read Note 18 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2016 we had $663.1 million of indebtedness, or approximately 42 percent of our total outstanding indebtedness, which bore interest at floating rates. You should read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2016, 2015 and 2014, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 22.6 percent, 20.9 percent, 20.7 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2016 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014
Operating Data:
Net sales:
Metal containers	62.9%	62.8%	60.6%
Closures	22.1	21.4	22.6
Plastic containers	15.0	15.8	16.8
Consolidated	100.0	100.0	100.0
Cost of goods sold	85.2	85.3	84.7
Gross profit	14.8	14.7	15.3
Selling, general and administrative expenses	6.0	5.8	5.7
Rationalization charges	0.5	0.4	0.4
Income from operations	8.3	8.5	9.2
Interest and other debt expense	1.9	1.8	1.9
Income before income taxes	6.4	6.7	7.3
Provision for income taxes	2.2	2.1	2.6
Net income	4.2%	4.6%	4.7%
Summary results for our business segments for the years ended December 31, 2016, 2015 and 2014 are provided below.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales:
Metal containers	$2,271.9	$2,365.3	$2,369.7
Closures	797.1	805.0	882.9
Plastic containers	543.9	593.7	659.2
Consolidated	$3,612.9	$3,764.0	$3,911.8
Income from operations:
Metal containers(1)	$214.7	$236.4	$248.7
Closures(2)	99.8	91.8	75.6
Plastic containers(3)	5.2	7.8	51.5
Corporate(4)	(20.0)	(16.2)	(14.9)
Consolidated	$299.7	$319.8	$360.9
______________________

(1)	Includes rationalization charges of $12.1 million and a rationalization credit of $0.4 million in 2016 and 2014, respectively.

(2)	Includes rationalization charges of $0.6 million, $1.7 million and $12.2 million in 2016, 2015 and 2014, respectively, and a loss from operations in Venezuela of $3.1 million in 2014.

(3)	Includes rationalization charges of $6.4 million, $12.7 million and $2.7 million in 2016, 2015 and 2014, respectively.

(4)	Includes costs attributed to announced acquisitions of $1.4 million in 2016.

YEAR ENDED DECEMBER 31, 2016 COMPARED WITH YEAR ENDED DECEMBER 31, 2015
Overview. Consolidated net sales were $3.61 billion in 2016, representing a 4.0 percent decrease as compared to 2015 primarily due to the pass through of lower raw material and other manufacturing costs in the metal container and closures businesses, a less favorable mix of products sold in the metal container business and lower unit volumes, the pass through of lower raw material costs and the impact from unfavorable foreign currency translation in the plastic container business, partially offset by higher unit volumes in the closures business. Income from operations for 2016 decreased by $20.1 million, or 6.3 percent, as compared to 2015 primarily as a result of higher start-up costs associated with the three new manufacturing facilities; the unfavorable impact in the metal container business from the contractual pass through to customers of indexed deflation, a reduction in inventories in 2016 as compared to an increase in inventories in 2015 and a less favorable mix of products sold; higher rationalization charges; the unfavorable impact from the lagged pass through of changes in resin costs in the closures and plastic container businesses as compared to the prior year period; lower unit volumes in the plastic container business; and foreign currency transaction gains in the prior year period in the plastic container business. These decreases were partially offset by improved manufacturing performance in each of the businesses and higher unit volumes in the closures business. Results for 2016 and 2015 included rationalization charges of $19.1 million and $14.4 million, respectively. Results for 2016 also included costs attributed to announced acquisitions of $1.4 million. Net income in 2016 was $153.4 million as compared to $172.4 million in 2015.
Net Sales. The $151.1 million decrease in consolidated net sales in 2016 as compared to 2015 was due to lower net sales across all of our businesses.
Net sales for the metal container business decreased $93.4 million, or 3.9 percent, in 2016 as compared to 2015. This decrease was primarily a result of the pass through of lower raw material and other manufacturing costs and a shift in sales mix to smaller sizes.
Net sales for the closures business in 2016 decreased $7.9 million, or 1.0 percent, as compared to 2015. This decrease was primarily the result of the pass through of lower raw material costs, partially offset by higher unit volumes of approximately 3 percent. The increase in unit volumes was primarily due to strong demand from U.S. beverage markets.
Net sales for the plastic container business in 2016 decreased $49.8 million, or 8.4 percent, as compared to 2015. This decrease was primarily due to lower unit volumes of approximately 3 percent primarily as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $4.0 million.
Gross Profit. Gross profit margin increased 0.1 percentage points to 14.8 percent in 2016 as compared to 14.7 percent in 2015 for the reasons discussed below in "Income from Operations."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.2 percentage points to 6.0 percent for 2016 as compared to 5.8 percent in 2015. Selling, general and administrative expenses decreased $5.2 million in 2016 as compared to 2015 due primarily to ongoing cost control efforts, partially offset by costs attributed to announced acquisitions of $1.4 million.
Income from Operations. Income from operations for 2016 decreased by $20.1 million as compared to 2015, and operating margin decreased to 8.3 percent from 8.5 percent over the same periods. The decrease in income from operations was principally due to lower income from operations in the metal and plastic container businesses, partially offset by higher income from operations in the closures business. Income from operations in 2016 and 2015 included rationalization charges of $19.1 million and $14.4 million, respectively. Income from operations in 2016 also included costs attributed to announced acquisitions of $1.4 million.
Income from operations of the metal container business for 2016 decreased $21.7 million as compared to 2015, and operating margin decreased to 9.5 percent from 10.0 percent over the same periods. The decrease in income from operations was primarily due to higher rationalization charges, the unfavorable impact from the contractual pass through to customers of indexed deflation, the unfavorable impact from a reduction in inventories in the current year as compared to an increase in inventories in the prior year, start-up costs for the new manufacturing facility and a less favorable mix of products sold, partially offset by better operating performance. Rationalization charges were $12.1 million in 2016, primarily related to the shutdown of the LaPorte, Indiana manufacturing facility.

Income from operations of the closures business for 2016 increased $8.0 million as compared to 2015, and operating margin increased to 12.5 percent from 11.4 percent over the same periods. The increase in income from operations was primarily due to higher unit volumes, improved manufacturing efficiencies and lower rationalization charges, partially offset by the unfavorable impact from the lagged pass through of changes in resin costs as compared to the favorable impact from resin in 2015. Rationalization charges were $0.6 million and $1.7 million in 2016 and 2015, respectively.
Income from operations of the plastic container business for 2016 decreased $2.6 million as compared to 2015, and operating margin decreased to 1.0 percent from 1.3 percent over the same periods. The decrease in income from operations was primarily attributable to start-up costs for the new manufacturing facilities, lower unit volumes, the favorable impact in the prior year from the lagged pass through of decreases in resin costs and foreign currency transaction gains in the prior year, partially offset by lower rationalization charges and better operating performance later in the year. Rationalization charges of $6.4 million and $12.7 million in 2016 and 2015, respectively, were primarily related to the shutdown of the Woodstock, Illinois and Cape Girardeau, Missouri manufacturing facilities.
Interest and Other Debt Expense. Interest and other debt expense for 2016 was $67.8 million, an increase of $0.9 million as compared to $66.9 million for 2015 due primarily to higher weighted average interest rates.
Provision for Income Taxes. The effective tax rate for 2016 was 33.9 percent as compared to 31.8 percent for 2015. The effective tax rate for 2015 was favorably impacted primarily by higher income in more favorable tax jurisdictions and the ability to fully recognize benefits in 2015 from the legislative extension of certain U.S. tax provisions.
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
In 2016, we used cash provided by operating activities of $394.6 million, net borrowings of revolving loans of $122.3 million and cash and cash equivalents of $75.2 million to fund repurchases of our common stock of $280.7 million, net capital expenditures of $180.3 million, the repayment of long-term debt of $67.4 million (including $64.6 million of scheduled amortization payments under our Credit Agreement and the repayment of $2.8 million of foreign bank term loans), dividends paid on our common stock of $40.9 million and decreases in outstanding checks of $22.8 million.
In 2015, we used cash provided by operating activities of $335.7 million, cash and cash equivalents of $122.6 million, increases in outstanding checks of $19.0 million, proceeds from the issuance of long-term debt of $7.5 million and net borrowings of revolving loans of $2.3 million to fund net capital expenditures of $236.4 million (including for the construction of the three new manufacturing facilities), repurchases of our common stock of $173.0 million, dividends paid on our common stock of $39.7 million, the repayment of long-term debt of $37.3 million (including $33.0 million of scheduled amortization payments under our Credit Agreement and the repayment of $4.3 million of foreign bank term loans) and the purchase of a business for $0.7 million.
In 2014, we used proceeds from the issuance of long-term debt of $733.6 million and cash provided by operating activities of $348.2 million to fund the repayment of long-term debt of $754.8 million (including the refinancing of our 2011 Credit Facility), net capital expenditures of $139.2 million, dividends paid on our common stock of $38.6 million, repurchases of our common stock of $36.1 million, net repayments of revolving loans of $24.6 million, purchases of businesses for $17.7 million, debt issuance costs of $5.0 million related to our Credit Agreement and decreases in outstanding checks of $3.7 million and to increase cash and cash equivalents by $62.1 million.
At December 31, 2016, we had $1,571.2 million of total consolidated indebtedness and $24.7 million of cash and cash equivalents on hand, which included $23.4 million of cash and cash equivalents on hand in foreign countries. In addition, at December 31, 2016, we had outstanding letters of credit of $18.0 million and $99.5 million of outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us revolving loans consisting of $985.6 million under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed over the life of our Credit Agreement until their final maturity in January 2019. At December 31, 2016, after taking into account outstanding revolving loans of $99.5 million and outstanding letters of credit of $18.0 million, borrowings available under the revolving loan facilities of our Credit Agreement were $868.1 million and Cdn $15.0 million. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 8 and 18 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

On February 13, 2017, we issued an aggregate of $300 million of the 4¾% Notes and €650 million of the
3¼% Notes. Interest on the 4¾% Notes and the 3¼% Notes is payable semi-annually in cash on March 15 and September 15 of each year, commencing on September 15, 2017. Both the 4¾% Notes and the 3¼% Notes mature on March 15, 2025. We used the net proceeds from the sale of the 4¾% Notes to prepay a portion of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our Credit Agreement. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay all of our outstanding Euro term loans under our Credit Agreement. We intend to use the remaining net proceeds from the sale of the 3¼% Notes to repay outstanding Euro revolving loans under our Credit Agreement, to repay certain other foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem a portion of the 5% Notes on or after April 1, 2017 and pay the applicable premium for such redemption.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2017, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repurchases of other debt.
We have entered into various supply chain financing arrangements with financial intermediaries pursuant to which (i) we sell receivables of certain customers without recourse to such financial intermediaries and pursuant to such arrangements accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers and (ii) we have effectively extended our payment terms on certain of our payables. For 2016, as a result of such supply chain financing arrangements, we reduced our days sales outstanding by approximately three days and extended our days purchases payable outstanding by approximately sixteen days, effectively reducing our net working capital and our financing requirements for our working capital. If such supply chain financing arrangements ended, our net working capital would likely increase, and it would be necessary for us to finance such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this new authorization, together with the remaining amount from a prior authorization in 2014, we repurchased a total of 147,465 shares of our common stock in 2016 at an average price of $48.81, for a total purchase price of $7.2 million; 139,421 shares of our common stock in 2015 at an average price per share $54.71, for a total purchase price of $7.6 million; 508,667 shares of our common stock in 2014 at an average price per share of $48.47, for a total purchase price of $24.7 million. In addition, we completed a "modified Dutch auction" tender offer on November 22, 2016 pursuant to which we purchased 5,308,905 shares of our common stock from our stockholders at a price of $50.75 per share for a total purchase price of $269.4 million. We also completed a "modified Dutch auction" tender offer on March 17, 2015 pursuant to which we purchased 2,766,354 shares of our common stock from our stockholders at a price of $58.50 per share for a total purchase price of $161.8 million. Accordingly, at December 31, 2016, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.

In addition to our operating cash needs and excluding any impact from acquisitions (including the pending acquisition of the Dispensing Systems Business), we believe our cash requirements over the next few years will consist primarily of:

•
capital expenditures of approximately $150 million in 2017, and thereafter annual capital expenditures of approximately $130 million to $160 million which may increase as a result of specific growth or specific cost savings projects;

•
principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements of $217.1 million in 2017, $9.2 million in 2018, $2.8 million in 2019, $633.2 million in 2020, $300.0 million in 2022 and $408.9 million in 2025, which amounts do not give effect to the issuance by us on February 13, 2017 of the 4¾% Notes and the 3¼% Notes and the use of the net proceeds therefrom, except that the maturities of the term loans under our Credit Agreement which were repaid with such net proceeds were extended for the purposes of this paragraph to 2025 to match the maturities of the 4¾% Notes and the 3¼% Notes;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2016 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes;

•	payments of approximately $80 million to $90 million for federal, state and foreign tax liabilities in 2017, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2016.
We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases required under our Amended and Restated 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition, including the pending acquisition of the Dispensing Systems Business.
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2017 with all of these covenants.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $10.0 million, $6.6 million and $11.8 million in 2016, 2015 and 2014, respectively. Additional cash spending under our rationalization plans of approximately $5.7 million is expected through 2023. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2016 are provided below and do not give effect to the issuance by us of the 4¾% Notes and the 3¼% Notes and the use of the net proceeds therefrom:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$1,571.2	$217.1	$12.0	$633.2	$708.9
Interest on fixed rate debt(1)	166.1	41.9	83.5	39.3	1.4
Interest on variable rate debt(1)(2)	17.0	10.2	6.7	0.1	—
Operating lease obligations	158.1	35.9	46.6	30.8	44.8
Purchase obligations(3)	29.2	29.2	—	—	—
Other postretirement benefit obligations(4)	16.0	2.5	3.8	3.1	6.6
Total(5)	$1,957.6	$336.8	$152.6	$706.5	$761.7
 ______________________

(1)
These amounts do not give effect to the issuance by us on February 13, 2017 of the 4¾% Notes and the 3¼% Notes and the use of the net proceeds therefrom, except that the maturities of the term loans under our Credit Agreement which were repaid with such net proceeds were extended for purposes of the table above to match the maturities of the 4¾% Notes and the 3¼% Notes. See "–Capital Resources and Liquidity."

(2)
These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates at December 31, 2016.

(3)	Purchase obligations represent commitments for capital expenditures of $29.2 million. Obligations that are cancelable without penalty are excluded.

(4)	Other postretirement benefit obligations have been actuarially determined through the year 2026.

(5)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2017.
At December 31, 2016, we also had outstanding letters of credit of $18.0 million that were issued under our Credit Agreement.
You should also read Notes 8, 9, 10, 11 and 18 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2016, we had $1,571.2 million of indebtedness outstanding, of which $663.1 million bore interest at floating rates, after taking into account two interest rate swap agreements for an aggregate notional principal amount of $100.0 million that we entered into to mitigate the effect of interest rate fluctuations. Under these agreements, we pay fixed rates of interest ranging from 1.38 percent to 1.64 percent and receive floating rates of interest based on three month LIBOR. These agreements mature in 2017. Depending upon market conditions, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2016 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.2 million. For 2016, we decreased our domestic discount rate from 4.7 percent to 4.5 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $1.9 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2017. Effective January 1, 2016, we changed the method that we use to estimate the service and interest components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. This new method discounts the individual expected cash flows underlying the service and interest costs using the applicable individual spot rates derived from the yield curve used to discount the cash flows for the measurement of the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have made this change to provide a more precise measurement of service and interest costs by correlating the projected benefit cash flows to the corresponding spot rates from the yield curve. This change in estimate was accounted for prospectively and did not have a significant impact on our income from operations for the year ended December 31, 2016. You should also read Note 11 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report.
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

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, and we have not yet selected a transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we would have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
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
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice in how items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach. We are currently evaluating the impact of this amendment on our statement of cash flows.
In January 2017, the FASB issued an ASU that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. This amendment will be effective for us on January 1, 2020. Early adoption is permitted, and we plan to adopt this amendment when we perform our first goodwill impairment test after January 1, 2017. This amendment is required to be adopted prospectively and is not expected to have a significant impact on our financial position, results of operations or cash flows.
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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; our ability to finance any increase in our net working capital in the event that our supply chain financing arrangements end; the adoption of new, or changes in, accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2016 and 2015, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 51 percent and 50 percent of our average outstanding total debt, respectively. At December 31, 2016, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 42 percent of our outstanding total debt. We manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements are guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. You should also read Notes 4, 8, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report which outline the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.
Based on the average outstanding amount of our variable rate indebtedness in 2016, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2016 interest expense by an aggregate of approximately $9.5 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2016.
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
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. During 2016 and 2015, we entered into natural gas swap agreements to hedge approximately 48 percent and 47 percent, respectively, of our exposure to fluctuations in natural gas prices. As of December 31, 2016, we had entered into natural gas swap agreements to hedge approximately 48 percent of our expected 2017 exposure to fluctuations in natural gas prices. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. You should also read Notes 4 and 9 to our Consolidated Financial Statements for the year ended December 31, 2016 included elsewhere in this Annual Report which outline the terms necessary to evaluate these transactions.
Based on our natural gas usage in 2016, a ten percent change in natural gas costs would have impacted our 2016 cost of goods sold by approximately $0.6 million, after taking into account our natural gas swap agreements.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Silgan Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Silgan Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Silgan Holdings Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
March 1, 2017
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2017.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014	F-37
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

4.5
Indenture, dated as of February 13, 2017, with respect to the 4¾% Senior Notes due 2025 and the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Senior Notes due 2025, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.6	Form of Silgan Holdings Inc. 4¾% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.7	Form of Silgan Holdings Inc. 3¼% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.8
Registration Rights Agreement, dated February 13, 2017, among Silgan Holdings Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch International, Wells Fargo Securities, LLC, Wells Fargo Securities International Limited, Goldman, Sachs & Co., HSBC Securities (USA) Inc., Mizuho Securities USA Inc., Mizuho International PLC, Rabo Securities USA, Inc., Coöperatieve Rabobank U.A., Scotia Capital (USA) Inc., Scotiabank Europe PLC, SMBC Nikko Securities America, Inc., SMBC Nikko Capital Markets Limited, SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, MUFG Securities Americas Inc., MUFG Securities EMEA plc, BMO Capital Markets Corp., CIBC World Markets Corp., PNC Capital Markets LLC, RB International Markets (USA) LLC and Raiffeisen Bank International AG (incorporated by reference to Exhibit 4.4 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

Exhibit Number	Description
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

+10.4
Employment Agreement, dated June 30, 2004, between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.5
Employment Agreement, dated October 1, 2007, between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.6
Officer Agreement, dated October 1, 2007, between Silgan Holdings Inc. and Adam J. Greenlee (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.7
Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.8
Amendment to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.9
Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, dated April 21, 2015, Commission File No. 000-22117).

+10.10
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

+10.13
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.14
First Amendment to Silgan Containers Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 000-22117).

Exhibit Number	Description

+10.15
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

10.18
Purchase Agreement dated as of January 23, 2017 by and among Silgan Holdings LLC, Silgan White Cap Holdings Spain, S.L., Silgan Holdings B.V., WestRock MWV, LLC, solely for purposes of Sections 4.19 and 9.2 and Article 11, WestRock Company, and, solely for purposes of Sections 4.8, 4.19 and 9.1 and ARTICLE 11, Silgan Holdings Inc. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated January 27, 2017, Commission File No. 000-22117).

10.19
Purchase Agreement dated February 8, 2017 among Silgan Holdings Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated February 10, 2017, Commission File No. 000-22117).

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

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

SILGAN HOLDINGS INC.

Date: March 1, 2017	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver	Co-Chairman of the Board	March 1, 2017
(R. Philip Silver)

/s/ D. Greg Horrigan	Co-Chairman of the Board	March 1, 2017
(D. Greg Horrigan)

/s/ John W. Alden	Director	March 1, 2017
(John W. Alden)

/s/ William C. Jennings	Director	March 1, 2017
(William C. Jennings)

/s/ Joseph M. Jordan	Director	March 1, 2017
(Joseph M. Jordan)

/s/ Edward A. Lapekas	Director	March 1, 2017
(Edward A. Lapekas)

/s/ Anthony J. Allott	President and	March 1, 2017
(Anthony J. Allott)	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Robert B. Lewis	Executive Vice President and	March 1, 2017
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Silgan Holdings Inc.
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silgan Holdings Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
March 1, 2017

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in thousands, except share and per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,690	$99,945
Trade accounts receivable, less allowances of $4,073 and $4,975, respectively	288,197	281,041
Inventories	602,963	628,138
Prepaid expenses and other current assets	46,328	36,134
Total current assets	962,178	1,045,258
Property, plant and equipment, net	1,156,952	1,125,433
Goodwill	604,714	612,792
Other intangible assets, net	180,782	195,087
Other assets, net	244,764	214,109
	$3,149,390	$3,192,679
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$217,127	$152,398
Trade accounts payable	504,798	477,171
Accrued payroll and related costs	46,275	45,094
Accrued liabilities	93,625	106,550
Total current liabilities	861,825	781,213

Long-term debt	1,344,456	1,361,149
Other liabilities	473,694	411,133

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 shares authorized, 87,556,248 shares issued and 55,051,158 and 60,392,905 shares outstanding, respectively)	876	876
Paid-in capital	249,763	237,291
Retained earnings	1,558,594	1,446,193
Accumulated other comprehensive loss	(223,856)	(208,806)
Treasury stock at cost (32,505,090 and 27,163,343 shares, respectively)	(1,115,962)	(836,370)
Total stockholders’ equity	469,415	639,184
	$3,149,390	$3,192,679

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Net sales	$3,612,914	$3,763,971	$3,911,790
Cost of goods sold	3,079,378	3,209,845	3,311,960
Gross profit	533,536	554,126	599,830
Selling, general and administrative expenses	214,745	219,907	224,496
Rationalization charges	19,061	14,407	14,481
Income from operations	299,730	319,812	360,853
Interest and other debt expense before loss on early extinguishment of debt	67,813	66,926	74,827
Loss on early extinguishment of debt	—	—	1,474
Interest and other debt expense	67,813	66,926	76,301
Income before income taxes	231,917	252,886	284,552
Provision for income taxes	78,566	80,473	102,161
Net income	$153,351	$172,413	$182,391

Basic net income per share	$2.56	$2.83	$2.88
Diluted net income per share	$2.55	$2.81	$2.86
Dividends per share	$0.68	$0.64	$0.60

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Net income	$153,351	$172,413	$182,391
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses, net of tax (provision) benefit of $(1,786), $(1,960) and $28,408, respectively	1,175	4,972	(50,331)
Change in fair value of derivatives, net of tax (provision) of $(906), $(129) and $(1,934), respectively	1,528	210	2,592
Foreign currency translation, net of tax (provision) of $(2,829), $(9,949) and $(14,027), respectively	(17,753)	(48,364)	(79,766)
Other comprehensive loss	(15,050)	(43,182)	(127,505)
Comprehensive income	$138,301	$129,231	$54,886

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015 and 2014
(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2014	63,415	$876	$212,822	$1,169,754	$(38,119)	$(631,490)	$713,843
Net income	—	—	—	182,391	—	—	182,391
Other comprehensive loss	—	—	—	—	(127,505)	—	(127,505)
Dividends declared on common stock	—	—	—	(38,624)	—	—	(38,624)
Stock compensation expense	—	—	12,718	—	—	—	12,718
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $3,256	297	—	(91)	—	—	(8,110)	(8,201)
Repurchases of common stock	(509)	—	—	—	—	(24,666)	(24,666)
Balance at December 31, 2014	63,203	876	225,449	1,313,521	(165,624)	(664,266)	709,956
Net income	—	—	—	172,413	—	—	172,413
Other comprehensive loss	—	—	—	—	(43,182)	—	(43,182)
Dividends declared on common stock	—	—	—	(39,741)	—	—	(39,741)
Stock compensation expense	—	—	12,403	—	—	—	12,403
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $359	96	—	(561)	—	—	(1,972)	(2,533)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at December 31, 2015	60,393	876	237,291	1,446,193	(208,806)	(836,370)	639,184
Net income	—	—	—	153,351	—	—	153,351
Other comprehensive loss	—	—	—	—	(15,050)	—	(15,050)
Dividends declared on common stock	—	—	—	(40,877)	—	—	(40,877)
Stock compensation expense	—	—	13,018	—	—	—	13,018
Adoption of accounting standard update related to stock compensation accounting			598	(73)			525
Net issuance of treasury stock for vested restricted stock units	114	—	(1,144)	—	—	(2,286)	(3,430)
Repurchases of common stock	(5,456)	—	—	—	—	(277,306)	(277,306)
Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$153,351	$172,413	$182,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	143,058	142,192	148,089
Amortization of debt issuance costs	4,139	4,156	4,202
Rationalization charges	19,061	14,407	14,481
Stock compensation expense	13,018	12,077	12,425
Loss on early extinguishment of debt	—	—	1,474
Deferred income tax (benefit) provision	45,011	(13,278)	38,756
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(10,867)	12,287	3,652
Inventories	19,960	(97,576)	(54,002)
Trade accounts payable	52,752	43,822	86,357
Accrued liabilities	(20,145)	37,640	(8,336)
Other, net	(24,787)	7,625	(81,245)
Net cash provided by operating activities	394,551	335,765	348,244
Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	—	(690)	(17,714)
Capital expenditures	(191,893)	(237,302)	(140,429)
Proceeds from asset sales	11,555	903	1,273
Net cash used in investing activities	(180,338)	(237,089)	(156,870)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	919,482	732,091	781,022
Repayments under revolving loans	(797,106)	(729,843)	(805,565)
Changes in outstanding checks – principally vendors	(22,819)	18,961	(3,732)
Proceeds from issuance of long-term debt	—	7,538	733,629
Repayments of long-term debt	(67,412)	(37,304)	(754,834)
Debt issuance costs	—	—	(5,019)
Dividends paid on common stock	(40,877)	(39,741)	(38,624)
Repurchase of common stock under stock plan	(3,430)	(2,892)	(11,457)
Repurchase of common stock under share repurchase authorization	(277,306)	(170,132)	(24,666)
Net cash used in financing activities	(289,468)	(221,322)	(129,246)
Cash and cash equivalents:
Net (decrease) increase	(75,255)	(122,646)	62,128
Balance at beginning of year	99,945	222,591	160,463
Balance at end of year	$24,690	$99,945	$222,591

Interest paid, net	$65,471	$63,954	$69,747
Income taxes paid, net of refunds	58,147	49,690	66,296

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
Interest incurred on amounts borrowed in connection with the installation of major machinery and equipment acquisitions is capitalized. Capitalized interest of $1.5 million, $1.0 million and $0.4 million in 2016, 2015 and 2014, respectively, was recorded as part of the cost of the assets to which it relates and is amortized over the assets’ estimated useful life.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 18 years. Other definite-lived intangible assets consist primarily of a trade name and technology know-how and have a weighted average life of approximately 8 years.
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
Hedging Instruments. All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
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
Recently Adopted Accounting Pronouncements. In July 2015, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that amends existing guidance for measuring inventories. This amendment requires us to measure inventories recorded using the first-in, first-out method and the average cost method at the lower of cost and net realizable value. This amendment did not change the methodology for measuring inventories recorded using the last-in, first-out method. As permitted, we have adopted this amendment early, effective January 1, 2016, and have applied it prospectively. The adoption of this amendment did not have a material effect on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, and we have not yet selected a transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we would have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
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
In January 2017, the FASB issued an ASU that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. This amendment will be effective for us on January 1, 2020. Early adoption is permitted, and we plan to adopt this amendment when we perform our first goodwill impairment test after January 1, 2017. This amendment is required to be adopted prospectively and is not expected to have a significant impact on our financial position, results of operations or cash flows.

NOTE 2. ACQUISITION
VAN CAN COMPANY
On September 8, 2014, we acquired the metal container manufacturing assets of Van Can Company a manufacturer of metal containers in the United States. The aggregate purchase price for this acquisition of $17.3 million, net of cash acquired, was funded with cash on hand. The results of operations of Van Can have been reported in our metal container segment.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 3. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2016	2015	2014
	(Dollars in thousands)
Metal containers	$12,056	$41	$(440)
Closures	568	1,684	12,256
Plastic containers	6,437	12,682	2,665
	$19,061	$14,407	$14,481
Rationalization charges in 2016 for the metal container business segment were primarily related to the shutdown of the LaPorte, Indiana manufacturing facility. Rationalization charges in 2016 and 2015 for the plastic container business segment were primarily related to the shutdown of the Woodstock, Illinois and Cape Girardeau, Missouri manufacturing facilities. Rationalization charges in 2014 for the closures business segment were primarily related to the shutdown of the manufacturing facility in Venezuela and headcount reductions in Europe.

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2014	$4,116	$—	$1,418	$—	$5,534
Charged to expense	11,111	—	1,572	1,798	14,481
Utilized and currency translation	(9,175)	—	(2,674)	(1,798)	(13,647)
Balance at December 31, 2014	6,052	—	316	—	6,368
Charged to expense	3,199	(522)	287	11,443	14,407
Utilized and currency translation	(6,225)	522	(335)	(11,443)	(17,481)
Balance at December 31, 2015	3,026	—	268	—	3,294
Charged to expense	5,103	2,197	5,012	6,749	19,061
Utilized and currency translation	(7,184)	(2,197)	(2,854)	(6,749)	(18,984)
Balance at December 31, 2016	$945	$—	$2,426	$—	$3,371

Non-cash retirement benefits consisted of special termination benefits of $2.8 million and net curtailment gains of $0.6 million recognized in connection with the shutdown of the LaPorte, Indiana manufacturing facility. See Note 11 for further information. Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 9).

Rationalization reserves as of December 31, 2016 and 2015 were recorded in our Consolidated Balance Sheets as accrued liabilities of $1.9 million and $3.3 million, respectively, and as other liabilities of $1.5 million as of December 31, 2016. Remaining expenses for our rationalization plans of $2.3 million are expected in 2017 and thereafter. Remaining cash expenditures for our rationalization plans of $5.7 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2014	$(38,921)	$(3,790)	$4,592	$(38,119)
Other comprehensive loss before reclassifications	(49,602)	(923)	(79,766)	(130,291)
Amounts reclassified from accumulated other comprehensive loss	(729)	3,515	—	2,786
Other comprehensive loss	(50,331)	2,592	(79,766)	(127,505)
Balance at December 31, 2014	(89,252)	(1,198)	(75,174)	(165,624)
Other comprehensive loss before reclassifications	2,851	(1,410)	(48,364)	(46,923)
Amounts reclassified from accumulated other comprehensive loss	2,121	1,620	—	3,741
Other comprehensive loss	4,972	210	(48,364)	(43,182)
Balance at December 31, 2015	(84,280)	(988)	(123,538)	(208,806)
Other comprehensive loss before reclassifications	(1,991)	441	(17,753)	(19,303)
Amounts reclassified from accumulated other comprehensive loss	3,166	1,087	—	4,253
Other comprehensive loss	1,175	1,528	(17,753)	(15,050)
Balance at December 31, 2016	$(83,105)	$540	$(141,291)	$(223,856)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 were net (losses) gains of $(5.0) million, $(3.2) million and $1.2 million, respectively, excluding an income tax benefit (provision) of $1.8 million, $1.1 million and $(0.5) million, respectively. These net (losses) gains included amortization of net actuarial losses of $8.0 million, $5.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and amortization of net prior service credit of $3.0 million, $2.0 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost. Amounts expected to be recognized as components of net periodic benefit costs in our Consolidated Statement of Income for the year ended December 31, 2017 are $4.2 million and $1.9 million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 were net (losses) of $(1.7) million, $(2.6) million and $(6.1) million, respectively, excluding an income tax benefit of $0.6 million, $1.0 million and $2.6 million, respectively. These net (losses) included $(0.8) million, $(1.4) million and $(6.2) million of losses related to our interest rate swap agreements which were recorded in interest and other debt expense for the years ended December 31, 2016, 2015 and 2014, respectively, and (losses) gains of $(0.9) million, $(1.2) million and $0.1 million related to our natural gas swap agreements which were recorded in cost of goods sold for the years ended December 31, 2016, 2015 and 2014, respectively, in our Consolidated Statements of Income for such years. We estimate that we will reclassify $0.5 million of gains, net of income taxes, of the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions. See Note 9 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency gains related to our net investment hedges, net of tax. Foreign currency (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2016, 2015 and 2014 were $(20.6) million, $(55.5) million and $(83.5) million, respectively. Foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2016, 2015 and 2014 were $(2.0) million, $(9.6) million and $(19.7) million, respectively. Foreign currency gains related to our net investment hedges for the years ended December 31, 2016, 2015 and 2014 were $7.6 million, $26.6 million and $37.4 million, respectively, excluding an income tax (provision) of $(2.8) million, $(9.9) million and $(14.0) million, respectively. See Note 9 for further discussion.

NOTE 5. INVENTORIES
The components of inventories at December 31 were as follows:

	2016	2015
	(Dollars in thousands)
Raw materials	$179,451	$215,018
Work-in-process	121,331	118,947
Finished goods	355,072	371,561
Other	15,528	13,938
	671,382	719,464
Adjustment to value inventory at cost on the LIFO method	(68,419)	(91,326)
	$602,963	$628,138
Inventories include $95.6 million and $90.6 million recorded on the FIFO method at December 31, 2016 and 2015, respectively, and $127.9 million and $144.8 million recorded on the average cost method at December 31, 2016 and 2015, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2016	2015
	(Dollars in thousands)
Land	$48,468	$49,049
Buildings and improvements	365,406	322,264
Machinery and equipment	2,505,459	2,409,820
Construction in progress	118,028	196,140
	3,037,361	2,977,273
Accumulated depreciation	(1,880,409)	(1,851,840)
	$1,156,952	$1,125,433

Depreciation expense in 2016, 2015 and 2014 was $129.8 million, $129.0 million and $134.6 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2014	$117,328	$283,881	$229,053	$630,262
Acquisition	—	988	—	988
Currency translation	(5,396)	(9,947)	(3,115)	(18,458)
Balance at December 31, 2015	111,932	274,922	225,938	612,792
Currency translation	(1,620)	(6,968)	510	(8,078)
Balance at December 31, 2016	$110,312	$267,954	$226,448	$604,714

The components of other intangible assets, net at December 31 were as follows:

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$195,076	$(53,298)	$196,856	$(42,099)
Other	14,927	(8,063)	14,618	(6,428)
	210,003	(61,361)	211,474	(48,527)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$242,143	$(61,361)	$243,614	$(48,527)

Amortization expense in 2016, 2015 and 2014 was $13.2 million, $13.2 million and $13.5 million, respectively. Amortization expense is expected to be $13.2 million in each of 2017 and 2018 and $13.1 million, $12.5 million and $11.1 million in 2019, 2020 and 2021, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 8. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2016	2015
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$99,500	$—
U.S. term loans	310,250	346,750
Canadian term loans	44,274	47,973
Euro term loans	196,668	227,434
Other foreign bank revolving and term loans	120,500	103,661
Total bank debt	771,192	725,818
5½% Senior Notes	300,000	300,000
5% Senior Notes	500,000	500,000
Total debt - principal	1,571,192	1,525,818
Less unamortized debt issuance costs	9,609	12,271
Total debt	1,561,583	1,513,547
Less current portion	217,127	152,398
	$1,344,456	$1,361,149

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2017	$217,127
2018	9,187
2019	2,789
2020	633,171
2021	—
Thereafter	708,918
$1,571,192

At December 31, 2016, the current portion of our long-term debt consisted of $99.5 million of revolving loans under our senior secured credit facility, or the Credit Agreement, $5.2 million of term loans under the Credit Agreement due on December 31, 2017 and $112.4 million of foreign bank revolving and term loans. As discussed in Note 18, on February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of the 3¼% Senior Notes due 2025, or the 3¼% Notes, and used a portion of the net proceeds from such issuance to prepay all outstanding Euro term loans and a portion of outstanding U.S. term loans under the Credit Agreement. Accordingly, aggregate annual maturities of such prepaid U.S. term loans and Euro term loans under the Credit Agreement were extended to 2025 for purposes of the table above to match the maturities of the 4¾% Notes and the 3¼% Notes.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Under the Credit Agreement, we borrowed term loans and have available to us revolving loans. The term loans, or the Term Loans, provided under the Credit Agreement refinanced the term loans outstanding under the 2011 Credit Facility. The Term Loans consisted of $365 million of U.S. term loans, Cdn $70 million of Canadian term loans and €220 million of Euro term loans. The Term Loans mature on January 14, 2020, and principal on the Term Loans is required to be repaid in scheduled annual installments as provided in the Credit Agreement beginning in December 2015. The revolving loans, or the Revolving Loans, consist of a $985.6 million multicurrency revolving loan facility and a Cdn $15.0 million Canadian revolving loan facility. We may use Revolving Loans under the Credit Agreement for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving Loans may be borrowed, repaid and reborrowed until their final maturity on January 14, 2019. At December 31, 2016, $99.5 million of revolving loans were outstanding under the Credit Agreement, and after taking into account outstanding letters of credit of $18.0 million, borrowings available under the revolving loan facilities of the Credit Agreement were $868.1 million and Cdn $15.0 million on December 31, 2016.

At December 31, 2016, we had term loan borrowings outstanding under the Credit Agreement of $310.3 million, Cdn $59.5 million and €187.0 million, totaling U.S. denominated $551.2 million (with non-U.S. denominated term loans translated at exchange rates in effect at such date). At December 31, 2015, we had term loan borrowings outstanding under the Credit Agreement of $346.8 million, Cdn $66.5 million and €209.0 million, totaling U.S. denominated $622.2 million (with non-U.S. denominated term loans translated at exchange rates in effect at such date).

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

At December 31, 2016, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.50 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.50 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2016, the interest rates on U.S. term loans, Canadian term loans and Euro term loans were 2.50 percent, 2.44 percent and 1.15 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at December 31, 2016). The commitment fee will be reset quarterly based on our Total Net Leverage Ratio as provided in the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

For 2016, 2015 and 2014, the weighted average annual interest rate paid on term loans under our senior secured credit facilities was 1.9 percent, 1.7 percent and 1.8 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our senior secured credit facilities was 2.0 percent, 1.7 percent and 1.7 percent, respectively. We have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2016, 2015 and 2014, the weighted average interest rate paid on term loans under our senior secured credit facilities after consideration of our interest rate swap agreements was 2.0 percent, 1.9 percent and 2.7 percent, respectively. See Note 9 which includes a discussion of our interest rate swap agreements.

Pursuant to the Credit Agreement, we also have a $1.25 billion multicurrency uncommitted incremental loan facility (which amount may be increased as provided in the Credit Agreement), of which all of it may be borrowed in the form of term loans or up to $625 million of it may be borrowed in the form of revolving loans. The uncommitted multicurrency incremental loan facility provides, among other things, that any incremental term loan borrowing shall be denominated in a single currency, either U.S. dollars or certain foreign currencies; have a maturity date no earlier than the maturity date for the Term Loans; and be used for working capital and general corporate purposes, including to finance acquisitions, to refinance any indebtedness assumed as part of such acquisitions, to pay dividends, to repurchase common stock, to refinance or repurchase debt as permitted and to repay outstanding Revolving Loans.

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

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2016, these bank revolving loans allowed for total borrowings of up to $135.2 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 0.5 percent to 14.6 percent. For 2016, 2015 and 2014, the weighted average annual interest rate paid on these loans was 3.8 percent, 3.7 percent and 3.9 percent, respectively.

5½ % SENIOR NOTES

In 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the
5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including our 5% Senior

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

In addition, prior to August 1, 2017, we may redeem the 5½% Notes, in whole or in part, at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 5½% Notes, together with accrued and unpaid interest to the date of redemption.

Upon the occurrence of a change of control, as defined in the indenture for the 5½% Notes, Silgan is required to make an offer to repurchase the 5½% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

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

The 5% Notes are redeemable, at the option of Silgan, in whole or in part, at the following redemption prices (expressed in percentages of principal amount) plus accrued and unpaid interest thereon to the redemption date if redeemed during the twelve month period commencing April 1 of the years set forth below:

Year	Redemption Price
2016	102.500%
2017	101.250%
2018 and thereafter	100.000%

Upon the occurrence of a change of control, as defined in the indenture for the 5% Notes, Silgan is required to make an offer to repurchase the 5% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indenture for the 5½% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$24,690	$24,690	$99,945	$99,945
Natural gas swap agreements	1,094	1,094	—	—
Liabilities:
Bank debt	$771,192	$771,192	$725,818	$725,818
5½% Notes	300,000	312,750	300,000	309,189
5% Notes	500,000	510,130	500,000	510,055
Interest rate swap agreements	244	244	771	771
Natural gas swap agreements	—	—	813	813

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2016 and 2015 consist of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of the swap agreements using the income approach. The fair value of these swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
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
Our interest rate and natural gas swap agreements are accounted for as cash flow hedges. To the extent these swap agreements are effective in offsetting the variability of the hedged cash flows, changes in their fair

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

values are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these swap agreements are not effective as hedges, changes in their fair values are recorded in net income. During 2016, 2015 and 2014, the ineffectiveness of our hedges did not have a significant impact on our net income.
INTEREST RATE SWAP AGREEMENTS
We have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. At each of December 31, 2016 and 2015, the aggregate notional principal amount of these agreements was $100.0 million. The interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. These agreements are with financial institutions which are expected to fully perform under the terms thereof.
We have two U.S. dollar interest rate swap agreements outstanding at December 31, 2016, each for $50.0 million notional principal amount. Under these agreements, we pay fixed rates of interest of 1.38 percent and 1.64 percent and receive floating rates of interest based on the three month LIBOR. These interest rate swap agreements mature in 2017.
The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income. Net payments of $0.8 million, $1.4 million and $6.2 million were recorded under our interest rate swap agreements for the years ended December 31, 2016, 2015 and 2014, respectively.
Taking into account the interest rate applicable for the amounts outstanding under the Credit Agreement for our U.S. term loans and the weighted average cost differential between current rates and the fixed rates on our interest rate swap agreements, the effective interest rate on our U.S. term loans at December 31, 2016 was 2.67 percent.
The total fair value of our interest rate swap agreements in effect at December 31, 2016 and 2015 was recorded in our Consolidated Balance Sheets as accrued liabilities of $0.2 million and $0.7 million, respectively, and as other liabilities of $0.1 million in December 31, 2015.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. We entered into natural gas swap agreements to hedge approximately 48 percent, 47 percent and 9 percent of our exposure to fluctuations in natural gas prices in 2016, 2015 and 2014, respectively. In 2016, we paid fixed natural gas prices ranging from $2.86 to $3.44 per MMBtu and received a NYMEX-based natural gas price under our natural gas swap agreements. These agreements are with a financial institution which is expected to fully perform under the terms thereof.
The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income. Net (payments) receipts under our natural gas swap agreements were $(0.9) million, $(1.2) million and $0.1 million during 2016, 2015 and 2014, respectively.
The aggregate notional principal amount of our natural gas swap agreements was 1.4 million MMBtu of natural gas at each of December 31, 2016 and 2015.
The total fair value of our natural gas swap agreements in effect at December 31, 2016 and 2015 was recorded in our Consolidated Balance Sheets as other current assets and accrued liabilities, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

FOREIGN CURRENCY EXCHANGE RATE RISK
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. We have designated substantially all of our Euro denominated borrowings under our senior secured credit facilities as net investment hedges and recognized foreign currency gains in accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 of $7.6 million, $26.6 million and $37.4 million, respectively.

CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 27.2 percent, 26.7 percent and 26.2 percent of our net sales in 2016, 2015 and 2014, respectively. The receivable balances from these customers collectively represented 12.4 percent and 12.9 percent of our trade accounts receivable at December 31, 2016 and 2015, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 10. COMMITMENTS AND CONTINGENCIES
We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2030. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2017	$35,946
2018	26,115
2019	20,437
2020	16,502
2021	14,316
Thereafter	44,766
$158,082

Rent expense was $46.5 million, $44.7 million and $44.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, we had noncancelable commitments for capital expenditures in 2017 of $29.2 million.
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. Given the early stage of the investigation, we cannot reasonably assess what actions may result from the investigation or estimate what costs we may incur as a result of the investigation.
We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$685,295	$756,170	$28,022	$37,428
Service cost	12,895	15,562	222	444
Interest cost	25,781	28,066	891	1,281
Actuarial losses (gains)	34,705	(73,890)	641	(5,018)
Special termination benefits	2,837	—	—	—
Plan amendments	472	23	(5,636)	(3,730)
Benefits paid	(33,492)	(32,316)	(3,007)	(3,243)
Curtailment gain	—	(522)	(305)	—
Participants’ contributions	—	—	870	860
Foreign currency exchange rate changes	(2,072)	(7,798)	—	—
Obligation at end of year	726,421	685,295	21,698	28,022
Change in plan assets
Fair value of plan assets at beginning of year	704,779	754,979	—	—
Actual return on plan assets	87,132	(19,054)	—	—
Employer contributions	1,132	1,170	2,137	2,383
Participants’ contributions	—	—	870	860
Benefits paid	(33,492)	(32,316)	(3,007)	(3,243)
Fair value of plan assets at end of year	759,551	704,779	—	—
Funded status	$33,130	$19,484	$(21,698)	$(28,022)

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$104,089	$79,548	$—	$—
Current liabilities	(1,295)	(1,191)	(2,502)	(2,672)
Non-current liabilities	(69,664)	(58,873)	(19,196)	(25,350)
Net amount recognized	$33,130	$19,484	$(21,698)	$(28,022)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$148,941	$151,872	$(6,787)	$(8,027)
Prior service cost (credit)	1,105	1,377	(14,753)	(13,207)
Net amount recognized	$150,046	$153,249	$(21,540)	$(21,234)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2017 as a component of net periodic cost
Net actuarial loss (gain)	$7,127	$(556)
Prior service cost (credit)	297	(3,418)
Net periodic cost (credit) to be recorded in 2017	$7,424	$(3,974)
Pension plans with projected benefit obligations in excess of plan assets at December 31, 2016 and 2015 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $71.0 million and $60.1 million at December 31, 2016 and 2015, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2016 and 2015 was $697.5 million and $658.4 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $66.2 million and $55.8 million at December 31, 2016 and 2015, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2017	$37,463	$2,501
2018	36,835	2,045
2019	38,080	1,761
2020	39,601	1,557
2021	40,989	1,496
2022-2026	220,138	6,612
	$413,106	$15,972

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2016	2015
Discount rate	4.4%	4.7%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.8%	3.1%
Health care cost trend rate:
Assumed for next year	6.4%	6.6%
Ultimate rate	4.5%	4.5%
Year that the ultimate rate is reached	2047	2035

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 1.9 percent and 2.6 percent as of December 31, 2016 and 2015, respectively, and a rate of compensation increase of 3.5 percent to determine the benefit obligation at each of December 31, 2016 and 2015.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Service cost	$12,895	$15,562	$13,529	$222	$444	$535
Interest cost	25,781	28,066	29,757	891	1,281	1,661
Expected return on plan assets	(58,504)	(62,726)	(57,550)	—	—	—
Amortization of prior service cost (credit)	561	1,037	1,187	(3,571)	(3,057)	(2,871)
Amortization of actuarial losses (gains)	8,573	5,556	774	(599)	(348)	(328)
Special termination benefits	2,837	—	—	—	—	—
Curtailment loss (gain)	183	(522)	—	(823)	—	—
Net periodic benefit credit	$(7,674)	$(13,027)	$(12,303)	$(3,880)	$(1,680)	$(1,003)
In 2016, special termination benefits of $2.8 million and net curtailment gains of $0.6 million were recognized related to the shutdown of the LaPorte, Indiana manufacturing facility.
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2016	2015	2014
Discount rate	4.7%	4.1%	4.9%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.1%	3.0%	3.0%
Health care cost trend rate	6.6%	6.7%	7.2%
Our international pension benefit plans used a discount rate of 2.6 percent, 2.0 percent and 3.7 percent for the years ended December 31, 2016, 2015 and 2014, respectively. Our international pension benefit plans used a rate of compensation increase of 3.5 percent for each of the years ended December 31, 2016, 2015 and 2014.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would not have a significant impact on our service cost, interest cost or postretirement benefit obligation.

MULTIEMPLOYER PENSION PLANS
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2016, 2015 and 2014 was $6.5 million, $6.7 million and $6.3 million, respectively.
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
Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2016, 2015 and 2014 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2016		2015			2016	2015	2014
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$1,979	$1,996	$1,806	No
United Food & Commercial Workers — Local 1 Pension Fund (3)	16-6144007/001	Red		Red		Implemented	199	169	136	No
All Other							4,304	4,550	4,340
Total Contributions							$6,482	$6,715	$6,282
______________________

(1)	The applicable collective bargaining agreements related to this pension fund expire between August 31, 2017 and December 31, 2019.

(2)	Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund for each of 2016 and 2015 was critical and declining, as defined under such Act.

(3)	The collective bargaining agreement related to this pension fund expires on December 31, 2017.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2016 and 2015 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2016 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2016 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2015, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2017 to be significantly different from our contributions for the year ended December 31, 2016.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering substantially all employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2016, 2015 and 2014 were $9.8 million, $9.5 million and $9.0 million, respectively.
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
The weighted average asset allocation for our pension plans at December 31, 2016 and 2015 and target allocation for 2016 was as follows:

	Target Allocation	Actual Allocation
		2016	2015
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
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
The fair value of our plan assets by asset category consisted of the following at December 31:

	2016	2015
	(Dollars in thousands)
Equity securities—U.S.	$357,789	$336,297
Equity securities—International	76,189	70,552
Debt securities	321,597	294,125
Cash and cash equivalents	3,976	3,805
	$759,551	$704,779

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

CONCENTRATIONS OF CREDIT RISK
As of December 31, 2016, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2017. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2017. However, this estimate may change based on regulatory changes and actual plan asset returns.

NOTE 12. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2016	2015	2014
	(Dollars in thousands)
Domestic	$212,987	$222,188	$273,487
Foreign	18,930	30,698	11,065
Total	$231,917	$252,886	$284,552
The components of the provision for income taxes were as follows:

	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$27,805	$77,777	$51,399
State	(577)	7,972	4,487
Foreign	6,327	8,002	7,519
Current income tax provision	33,555	93,751	63,405
Deferred:
Federal	42,964	(10,065)	38,879
State	3,445	(1,932)	2,958
Foreign	(1,398)	(1,281)	(3,081)
Deferred income tax provision (benefit)	45,011	(13,278)	38,756
	$78,566	$80,473	$102,161

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2016	2015	2014
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$81,171	$88,512	$99,597
State income taxes, net of federal tax benefit	4,264	4,903	8,165
Tax liabilities (no longer required) required	(408)	2,342	815
Valuation allowance	474	1,441	(3,747)
Manufacturing exemption	(3,613)	(7,849)	(5,798)
Tax credit refunds, net	(2,676)	(2,325)	(2,163)
Foreign earnings taxed at other than 35%	(2,334)	(6,383)	5,957
Deferred tax rate changes	(371)	163	(1,327)
Other	2,059	(331)	662
	$78,566	$80,473	$102,161

Effective tax rate	33.9%	31.8%	35.9%

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$14,678	$11,000
Rationalization and other accrued liabilities	22,933	25,306
Property, plant and equipment	331	1,053
AMT and other credit carryforwards	1,449	1,733
Net operating loss carryforwards	21,605	26,357
Other intangible assets	821	1,025
Foreign currency translation	426	236
Inventory and related reserves	16,824	27,176
Other	3,482	5,337
Total deferred tax assets	82,549	99,223
Deferred tax liabilities:
Property, plant and equipment	(208,409)	(192,372)
Pension and other postretirement liabilities	(30,414)	(18,268)
Other intangible assets	(81,209)	(81,650)
Foreign currency translation	(22,156)	(21,697)
Other	(9,292)	(4,200)
Total deferred tax liabilities	(351,480)	(318,187)
Valuation allowance	(8,147)	(8,648)
	$(277,078)	$(227,612)
At December 31, 2016, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.3 million and long-term deferred tax liabilities of $298.4 million. At December 31, 2015, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.1 million and long-term deferred tax liabilities of $248.7 million. Long-term deferred tax

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

assets and long-term deferred tax liabilities were classified as other assets, net and other liabilities, respectively, in our Consolidated Balance Sheets.
The valuation allowance in 2016 includes deferred tax assets of $8.1 million resulting from foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets decreased in 2016 by $0.5 million primarily due to a decrease in the valuation allowance related to foreign tax loss carryforwards and state and local tax credits.
At December 31, 2016, we had foreign NOLs of approximately $17.0 million that are available to offset future taxable income. Of that amount, approximately $5.1 million will expire from 2017 to 2027. The remaining portion has no expiration date. At December 31, 2016, we had state tax NOLs of approximately $4.6 million that are available to offset future taxable income and that will expire from 2024 to 2035.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2016 and 2015, we had $3.8 million and $4.3 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2016 and 2015 were $36.1 million and $32.8 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2016 and 2015, we had approximately $16.7 million and $16.5 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2016	2015
	(Dollars in thousands)
Balance at January 1,	$50,337	$48,143
Increase based upon tax positions of current year	5,955	3,853
Increase based upon tax positions of a prior year	217	988
Increase (decrease) due to acquisitions	1,810	(1,327)
Decrease based upon settlements with taxing authorities	(1,159)	—
Decrease based upon a lapse in the statute of limitations	(439)	(1,320)
Balance at December 31,	$56,721	$50,337
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2016 and 2015 were $21.3 million and $15.8 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, completed its review of the 2015 tax year, and we have been accepted into the Compliance Assurance Program for the 2016 and 2017 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. These states and the earliest open period include Wisconsin (2006), Nebraska (2006) and California (2011). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. We do not expect a material change to our unrecognized tax benefits within the next twelve months.
We had undistributed earnings from foreign subsidiaries of $54.4 million at December 31, 2016. If the earnings of foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $19.0 million would be required, excluding the potential use of foreign tax credits in the United States.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 13. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 9,600,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2016, 3,386,072 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 recorded in selling, general and administrative expenses was $13.0 million, $12.1 million and $12.4 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2016 is six years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2015	1,029,949	$46.97
Granted	199,148	51.55
Released	(181,684)	44.58
Forfeited	(21,420)	48.92
Restricted stock units outstanding at December 31, 2016	1,025,993	48.24
The weighted average grant date fair value of restricted stock units granted during 2015 and 2014 was $56.48 and $48.56, respectively. The fair value of restricted stock units released during the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $8.3 million and $25.9 million, respectively.
As of December 31, 2016, there was approximately $28.0 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.8 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 14. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2016, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, together with the remaining amount from a prior authorization in 2014, we repurchased a total of 147,465 shares of our common stock in 2016 at an average price per share of $48.81, for a total purchase price of $7.2 million, and we completed a “modified Dutch auction” tender offer in 2016 pursuant to which we purchased 5,308,905 shares of our common stock from our stockholders at a price of $50.75 per share, for a total purchase price of $269.4 million, exclusive of $0.7 million of fees and expenses. Certain of our directors and executive officers as well as related family foundations participated in the 2016 "modified Dutch auction" tender offer, and we purchased a total of 1,679,286 shares of our common stock beneficially owned by them at a price of $50.75 per share, for a total purchase price of $85.2 million, in such tender offer. In 2015, we repurchased a total of 139,421 shares of our common stock at an average price per share of $54.71, for a total purchase price of $7.6 million, and we completed a “modified Dutch auction” tender offer pursuant to which we purchased 2,766,354 shares of our common stock from our stockholders at a price of $58.50 per share, for a total purchase price of $161.8 million, exclusive of $0.7 million of fees and expenses. In 2014, we repurchased a total of 508,667 shares of our common stock at an average price per share of $48.47, for a total purchase price of $24.7 million. At December 31, 2016, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In 2016, 2015 and 2014, we issued 181,684, 146,160 and 531,024 treasury shares, respectively, at an average cost of $6.30, per share for restricted stock units that vested during these years. In 2016, 2015 and 2014, we repurchased 67,061, 50,841 and 234,440 shares of our common stock, respectively, at an average cost of $51.15, $56.88 and $48.87 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2016, 32,505,090 shares of our common stock were held in treasury.

NOTE 15. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2016	2015	2014
	(Dollars and shares in thousands)
Net income	$153,351	$172,413	$182,391
Weighted average number of shares used in:
Basic earnings per share	59,866	61,021	63,426
Dilutive common stock equivalents:
Restricted stock units	383	285	319
Diluted earnings per share	60,249	61,306	63,745

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2016
Net sales	$2,271,933	$797,074	$543,907	$—	$3,612,914
Depreciation and amortization	72,810	38,146	31,993	109	143,058
Rationalization charges	12,056	568	6,437	—	19,061
Segment income from operations (1)	214,696	99,806	5,231	(20,003)	299,730
Segment assets	1,551,729	808,771	707,578	32,891	3,100,969
Capital expenditures	108,606	43,120	40,152	15	191,893
2015
Net sales	$2,365,268	$804,988	$593,715	$—	$3,763,971
Depreciation and amortization	70,685	37,720	33,665	122	142,192
Rationalization charges	41	1,684	12,682	—	14,407
Segment income from operations	236,421	91,823	7,768	(16,200)	319,812
Segment assets	1,542,120	834,114	735,182	33,209	3,144,625
Capital expenditures	146,972	41,796	48,510	24	237,302
2014
Net sales	$2,369,684	$882,934	$659,172	$—	$3,911,790
Depreciation and amortization	70,117	41,571	36,274	127	148,089
Rationalization charges	(440)	12,256	2,665	—	14,481
Segment income from operations (2)	248,704	75,592	51,495	(14,938)	360,853
Segment assets	1,544,869	857,375	773,753	33,682	3,209,679
Capital expenditures	94,396	24,160	21,866	7	140,429
______________________

(1)	Corporate includes costs attributed to announced acquisitions of $1.4 million.

(2)	Closures includes a loss from operations in Venezuela of $3.1 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Total segment income from operations is reconciled to income before income taxes as follows:

	2016	2015	2014
	(Dollars in thousands)
Total segment income from operations	$299,730	$319,812	$360,853
Interest and other debt expense	67,813	66,926	76,301
Income before income taxes	$231,917	$252,886	$284,552

Total segment assets at December 31 are reconciled to total assets as follows:

	2016	2015
	(Dollars in thousands)
Total segment assets	$3,100,969	$3,144,625
Other assets	48,421	48,054
Total assets	$3,149,390	$3,192,679

Financial information relating to our operations by geographic area is as follows:

	2016	2015	2014
	(Dollars in thousands)
Net sales:
United States	$2,905,157	$3,014,068	$3,026,352
Foreign:
Europe	551,071	576,688	675,447
Canada	110,293	121,709	140,215
Other	46,393	51,506	69,776
Total net sales from foreign operations	707,757	749,903	885,438
Total net sales	$3,612,914	$3,763,971	$3,911,790
Long-lived assets:
United States	$853,508	$805,219
Foreign:
Europe	252,246	263,425
Canada	27,687	31,305
Other	23,511	25,484
Total long-lived assets at foreign operations	303,444	320,214
Total long-lived assets	$1,156,952	$1,125,433
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 11.5 percent, 11.1 percent and 10.9 percent of our consolidated net sales in 2016, 2015 and 2014, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2016 and 2015:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2016 (1)
Net sales	$792,738	$874,642	$1,139,643	$805,891
Gross profit	113,877	127,707	181,939	110,013
Net income	26,572	33,315	69,770	23,694

Basic net income per share (3)	$0.44	$0.55	$1.15	$0.41
Diluted net income per share (3)	0.44	0.55	1.15	0.41

Dividends per share	$0.17	$0.17	$0.17	$0.17

2015 (2)
Net sales	$816,601	$914,229	$1,203,525	$829,616
Gross profit	122,237	133,657	185,106	113,126
Net income	33,304	42,244	70,316	26,549

Basic net income per share (3)	$0.53	$0.70	$1.16	$0.44
Diluted net income per share (3)	0.53	0.70	1.16	0.44

Dividends per share	$0.16	$0.16	$0.16	$0.16
______________________

(1)
The first, second, third and fourth quarters of 2016 include rationalization charges of $1.1 million, $5.0 million, $7.8 million and $5.1 million, respectively. The fourth quarter of 2016 includes costs attributed to announced acquisitions of $1.4 million.

(2)	The first, second, third and fourth quarters of 2015 include rationalization charges of $0.7 million, $1.0 million, $9.1 million and $3.6 million, respectively.

(3)	Net income per share data is computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 18. SUBSEQUENT EVENTS

DISPENSING SYSTEMS BUSINESS PENDING ACQUISITION

On January 23, 2017, we entered into a definitive agreement, or the Purchase Agreement, with WestRock Company, or WestRock, to acquire WestRock's specialty closures and dispensing systems business, or the Dispensing Systems Business. The Dispensing Systems Business is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions to major branded consumer goods product companies in the home, health and beauty markets. It operates a global network of 13 plants across North America, Europe, South America and Asia. For its fiscal year ended September 30, 2016, the Dispensing Systems Business generated net sales of $566 million. Pursuant to the Purchase Agreement, subject to the terms and conditions set forth therein, certain of our subsidiaries will acquire all of the outstanding equity interests of certain direct and indirect subsidiaries of WestRock MWV, LLC, a wholly owned subsidiary of WestRock, that are engaged in the Dispensing Systems Business for a purchase price in cash of $1.025 billion. The purchase price is subject to adjustment for working capital, indebtedness and certain other items as set forth in the Purchase Agreement. In conjunction with the Purchase Agreement, we obtained a commitment for $800 million of incremental term loans under the Credit Agreement, or the Committed Financing, from one of the lenders thereunder. We expect to initially fund the purchase price for this acquisition from a combination of cash on hand and borrowings under the Credit Agreement, including the Committed Financing. This acquisition is subject to the satisfaction of certain customary conditions and receipt of applicable regulatory approvals and is expected to close late in the first quarter of 2017. The Purchase Agreement may be terminated under certain circumstances, including by the buyers or the seller if the acquisition has not closed within 90 days after the date of the Purchase Agreement, subject to the parties' rights to extend such date by up to an additional 90 days if all conditions precedent other than the regulatory approval condition precedent have been satisfied at that time or under certain other circumstances.

SENIOR NOTES OFFERINGS
On February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Notes and €650 million aggregate principal amount of the 3¼% Notes in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 5% Notes and the 5½% Notes, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan.
The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼% Notes will be payable semi-annually in cash on March 15 and September 15 of each year, commencing on September 15, 2017. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains covenants that are substantially similar to the covenants in the indentures for the 5% Notes and the 5½% Notes.
The 4¾% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 102.375 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably to 100 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, on or after March 15, 2022.
The 3¼% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 101.625 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably to 100 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, on or after March 15, 2022.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In addition, prior to March 15, 2020, we may redeem up to 35 percent of the aggregate principal amount of each of the 4¾% Notes and the 3¼% Notes from the proceeds of certain equity offerings at a redemption price of 104.750 percent of their principal amount in the case of the 4¾% Notes and 103.250 percent of their principal amount in the case of the 3¼% Notes, plus, in each case, accrued and unpaid interest to the date of redemption. We may also redeem each of the 4¾% Notes and the 3¼% Notes, in whole or in part, prior to March 15, 2020 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4¾% Notes and the 3¼% Notes, together with, in each case, accrued and unpaid interest thereon to the date of redemption. We will be required to make an offer to repurchase each of the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest thereon to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 4¾% Notes and the 3¼% Notes.
The net proceeds from the sale of the 4¾% Notes were approximately $296.2 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.2 million, in each case after deducting the initial purchasers' discount and estimated offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay a portion of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under the Credit Agreement. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay all of our outstanding Euro term loans under the Credit Agreement. We intend to use the remaining net proceeds from the sale of the 3¼% Notes to repay our outstanding Euro revolving loans under the Credit Agreement, to repay certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and to redeem a portion of the 5% Notes on or after April 1, 2017 and pay the applicable premium for such redemption.
Annual aggregate maturities of the prepaid U.S. term loans and Euro term loans of $212.3 million and €187.0 million, respectively, (aggregating $408.9 million translated at the U.S. dollar exchange rate at the balance sheet date) under the Credit Agreement were extended to 2025 to match the maturities of the 4¾% Notes and the 3¼% Notes because we refinanced these term loans with the net proceeds from the issuance of the 4¾% Notes and the 3¼% Notes. These amounts included current maturities of U.S. term loans and Euro term loans of $36.5 million and €22.0 million, respectively, (aggregating $59.6 million translated at the U.S. dollar exchange rate at the balance sheet date) that are classified as long-term debt in the Consolidated Balance Sheet at December 31, 2016.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period

For the year ended December 31, 2016:
Allowance for doubtful accounts receivable	$4,975	$180	$—	$(122)	$(960)	$4,073
For the year ended December 31, 2015:
Allowance for doubtful accounts receivable	$5,497	$309	$—	$(369)	$(462)	$4,975
For the year ended December 31, 2014:
Allowance for doubtful accounts receivable	$5,717	$1,871	$—	$(389)	$(1,702)	$5,497
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.