Form 10-Q
period 2017-03-31
SILGAN HOLDINGS INC
filed 2017-05-05
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of April 28, 2017, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 55,142,166.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2017	March 31, 2016	Dec. 31, 2016
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$350,621	$66,614	$24,690
Trade accounts receivable, net	331,668	338,933	288,197
Inventories	712,854	752,971	602,963
Prepaid expenses and other current assets	48,356	48,239	46,328
Total current assets	1,443,499	1,206,757	962,178

Property, plant and equipment, net	1,166,609	1,152,975	1,156,952
Goodwill	607,004	615,956	604,714
Other intangible assets, net	177,907	192,459	180,782
Other assets, net	254,987	216,318	244,764
	$3,650,006	$3,384,465	$3,149,390

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$580,247	$449,512	$217,127
Trade accounts payable	390,288	327,178	504,798
Accrued payroll and related costs	42,943	44,850	46,275
Accrued liabilities	79,514	112,814	93,625
Total current liabilities	1,092,992	934,354	861,825

Long-term debt	1,591,764	1,368,498	1,344,456
Other liabilities	474,924	413,583	473,694

Stockholders’ equity:
Common stock	876	876	876
Paid-in capital	252,128	240,204	249,763
Retained earnings	1,571,711	1,462,236	1,558,594
Accumulated other comprehensive loss	(216,110)	(197,456)	(223,856)
Treasury stock	(1,118,279)	(837,830)	(1,115,962)
Total stockholders’ equity	490,326	668,030	469,415
	$3,650,006	$3,384,465	$3,149,390

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2017 and 2016
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2017	2016

Net sales	$805,407	$792,738
Cost of goods sold	680,841	678,861
Gross profit	124,566	113,877
Selling, general and administrative expenses	66,919	55,360
Rationalization charges	885	1,071
Income from operations	56,762	57,446
Interest and other debt expense before loss on early extinguishment of debt	20,418	16,455
Loss on early extinguishment of debt	2,677	—
Interest and other debt expense	23,095	16,455
Income before income taxes	33,667	40,991
Provision for income taxes	10,435	14,419
Net income	$23,232	$26,572

Earnings per share:
Basic net income per share	$0.42	$0.44
Diluted net income per share	$0.42	$0.44

Dividends per share	$0.18	$0.17

Weighted average number of shares:
Basic	55,115	60,451
Effect of dilutive securities	493	374
Diluted	55,608	60,825

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	2017	2016

Net income	$23,232	$26,572
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	629	913
Change in fair value of derivatives	(340)	(55)
Foreign currency translation	7,457	10,492
Other comprehensive income	7,746	11,350
Comprehensive income	$30,978	$37,922

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$23,232	$26,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,572	36,218
Rationalization charges	885	1,071
Stock compensation expense	3,279	3,059
Loss on early extinguishment of debt	2,677	—
Other changes that provided (used) cash:
Trade accounts receivable, net	(41,452)	(54,914)
Inventories	(107,446)	(120,811)
Trade accounts payable	(36,806)	(50,302)
Accrued liabilities	(17,583)	4,393
Other, net	(5,287)	3,891
Net cash used in operating activities	(140,929)	(150,823)

Cash flows provided by (used in) investing activities:
Capital expenditures	(38,893)	(61,974)
Proceeds from asset sales	386	1,106
Net cash used in investing activities	(38,507)	(60,868)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	655,633	337,178
Repayments under revolving loans	(508,865)	(38,006)
Proceeds from issuance of long-term debt	989,200	—
Repayments of long-term debt	(521,666)	(6,387)
Changes in outstanding checks - principally vendors	(78,946)	(101,765)
Dividends paid on common stock	(10,115)	(10,456)
Debt issuance costs	(16,643)	—
Repurchase of common stock under stock plan	(3,231)	(2,204)
Net cash provided by financing activities	505,367	178,360

Cash and cash equivalents:
Net increase (decrease)	325,931	(33,331)
Balance at beginning of year	24,690	99,945
Balance at end of period	$350,621	$66,614

Interest paid, net	$12,234	$13,275
Income taxes paid, net	8,065	21,594

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2017 and 2016
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	26,572	—	—	26,572
Other comprehensive income	—	—	—	—	11,350	—	11,350
Dividends declared on common stock	—	—	—	(10,456)	—	—	(10,456)
Stock compensation expense	—	—	3,059	—	—	—	3,059
Adoption of accounting standard update related to stock compensation accounting	—	—	598	(73)	—	—	525
Net issuance of treasury stock for vested restricted stock units	75	—	(744)	—	—	(1,460)	(2,204)
Balance at March 31, 2016	60,468	$876	$240,204	$1,462,236	$(197,456)	$(837,830)	$668,030

Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	469,415
Net income	—	—	—	23,232	—	—	23,232
Other comprehensive income	—	—	—	—	7,746	—	7,746
Dividends declared on common stock	—	—	—	(10,115)	—	—	(10,115)
Stock compensation expense	—	—	3,279	—	—	—	3,279
Net issuance of treasury stock for vested restricted stock units	91	—	(914)	—	—	(2,317)	(3,231)
Balance at March 31, 2017	55,142	$876	$252,128	$1,571,711	$(216,110)	$(1,118,279)	$490,326

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, and we have not yet selected a transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice with respect to whether items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach. We are currently evaluating the impact of this amendment on our statement of cash flows.
In January 2017, the FASB issued an ASU that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. This amendment will be effective for us on January 1, 2020. Early adoption is permitted, and we plan to adopt this amendment when we perform our first goodwill impairment test after January 1, 2017. This amendment is required to be adopted prospectively and is not expected to have a material impact on our financial position, results of operations or cash flows.
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment will require an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately and as a line item below operating income on our statement of income. In addition, capitalization of net periodic benefit cost in assets will be limited to the service cost component. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted (i) retrospectively

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

with respect to the disaggregation of the service cost component from the other components of net periodic benefit cost and the separate reporting of the other components of net periodic benefit cost outside of operating income and (ii) prospectively with respect to the capitalization in assets of the service cost component. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

Note 2.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2017	2016
	(Dollars in thousands)
Metal containers	$722	$—
Closures	53	125
Plastic containers	110	946
	$885	$1,071

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2016	$945	$2,426	$—	$3,371
Charged to expense	154	80	651	885
Utilized and currency translation	(630)	(308)	(651)	(1,589)
Balance at March 31, 2017	$469	$2,198	$—	$2,667

Rationalization reserves as of March 31, 2017 were recorded in our Consolidated Balance Sheets as accrued liabilities and other liabilities of $1.2 million and $1.5 million, respectively. Remaining expenses for our rationalization plans of $2.3 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $5.0 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 3.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2016	$(83,105)	$540	$(141,291)	$(223,856)
Other comprehensive income before reclassifications	—	(283)	7,457	7,174
Amounts reclassified from accumulated other comprehensive loss	629	(57)	—	572
Other comprehensive income	629	(340)	7,457	7,746
Balance at March 31, 2017	$(82,476)	$200	$(133,834)	$(216,110)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2017 were net (losses) of $(0.9) million, excluding an income tax benefit of $0.3 million.  These net (losses) consisted of amortization of net actuarial (losses) of $(1.7) million and amortization of net prior service credit of $0.8 million. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost.  See Note 8 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2017 were net gains of $0.1 million.  These net gains consisted of a gain of $0.2 million related to our natural gas swap agreements which was recorded in cost of goods sold and a (loss) of $(0.1) million related to our interest rate swap agreements which was recorded in interest and other debt expense in our Condensed Consolidated Statements of Income for the three months ended March 31, 2017. See Note 6 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three months ended March 31, 2017 consisted of (i) foreign currency gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $9.0 million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $1.6 million and (iii) foreign currency (losses) related to our net investment hedges of $(4.9) million, excluding an income tax benefit of $1.8 million. See Note 6 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 4.               Inventories

Inventories consisted of the following:

	March 31, 2017	March 31, 2016	Dec. 31, 2016
	(Dollars in thousands)
Raw materials	$187,897	$212,445	$179,451
Work-in-process	125,941	128,471	121,331
Finished goods	452,931	489,554	355,072
Other	14,504	13,827	15,528
	781,273	844,297	671,382
Adjustment to value inventory at cost on the LIFO method	(68,419)	(91,326)	(68,419)
	$712,854	$752,971	$602,963

Note 5.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017	March 31, 2016	Dec. 31, 2016
	(Dollars in thousands)
Bank debt
Bank revolving loans	$319,510	$299,031	$99,500
U.S. term loans	—	346,750	310,250
Canadian term loans	34,166	45,119	44,274
Euro term loans	—	233,683	196,668
Other foreign bank revolving and term loans	46,507	105,046	120,500
Total bank debt	400,183	1,029,629	771,192
5% Senior Notes	500,000	500,000	500,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	—	—
3¼% Senior Notes	692,380	—	—
Total debt - principal	2,192,563	1,829,629	1,571,192
Less unamortized debt issuance costs	20,552	11,619	9,609
Total debt	2,172,011	1,818,010	1,561,583
Less current portion	580,247	449,512	217,127
	$1,591,764	$1,368,498	$1,344,456

At March 31, 2017, amounts expected to be repaid within one year consisted of $319.5 million of bank revolving loans under our amended and restated senior secured credit facility, $40.7 million of foreign bank revolving and term loans and $220.0 million of our 5% Senior Notes due 2020, or the 5% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Senior Notes Offerings
On February 13, 2017, we issued $300 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 5% Notes and our 5½% Senior Notes due 2022, or the 5½% Notes, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan.
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
In addition, prior to March 15, 2020, we may redeem up to 35 percent of the aggregate principal amount of each of the 4¾% Notes and the 3¼% Notes from the proceeds of certain equity offerings at a redemption price of 104.750 percent of their principal amount in the case of the 4¾% Notes and 103.250 percent of their principal amount in the case of the 3¼% Notes, plus, in each case, accrued and unpaid interest thereon to the date of redemption. We may also redeem each of the 4¾% Notes and the 3¼% Notes, in whole or in part, prior to March 15, 2020 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4¾% Notes and the 3¼% Notes, together with, in each case, accrued and unpaid interest thereon to the date of redemption. We will be required to make an offer to repurchase each of the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest thereon to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 4¾% Notes and the 3¼% Notes.
The net proceeds from the sale of the 4¾% Notes were approximately $296.5 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.4 million, in each case after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay €187.0 million of Euro term loans under our previous senior secured credit facility, repay approximately €4.5 million of outstanding Euro revolving loans under our previous senior secured credit facility and repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn. $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017, which resulted in no outstanding U.S. and Euro term loans at March 31, 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.1 million during the first quarter of 2017. On April 3, 2017, we used the remaining net proceeds from the sale of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes. See Note 13 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Credit Agreement

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, or our Credit Agreement, which extends the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provides us with term loans, or the Term Loans, consisting of (i) U.S. $800 million of delayed draw term loans designated U.S. A term loans and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. On April 6, 2017, we borrowed the $800 million of delayed draw U.S. A term loans to fund a portion of the purchase price paid in connection with our acquisition of the dispensing systems business of WestRock Company, or the Dispensing Systems Business. See Note 13 for further information.

The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until March 24, 2022. Proceeds from the Revolving Loans may be used for working capital and general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

The Term Loans mature on March 24, 2023. The Term Loans are payable in installments as follows (expressed as a percentage of the original principal amount of the applicable Term Loan outstanding on the date that it is borrowed), with the remaining outstanding principal amounts to be repaid on the maturity date of the Term Loans:

Date	Percentage
December 31, 2018	5%
December 31, 2019	10%
December 31, 2020	10%
December 31, 2021	10%
December 31, 2022	10%

If, on the date that is 91 days prior to the maturity date of any of the 5% Notes and the 5½% Notes, or collectively the Prior Notes, all of the Prior Notes that mature on such maturity date have not been (a) repaid in full, (b) amended to extend the final maturity date thereof to a date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, or (c) refinanced with other senior notes with a final maturity date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, then the Revolving Loans and the Term Loans will mature on the date that is 91 days prior to the earliest maturity date of the Prior Notes that remain outstanding.

Our Credit Agreement also contains certain mandatory repayment provisions, including requirements to prepay loans with proceeds in excess of certain amounts received from certain assets sales. Generally, mandatory repayments are applied pro rata to each of the Term Loans and applied first to the next two scheduled amortization payments which are due on December 31 of the year of such mandatory repayment and the next succeeding year (or, if no such payment is due on December 31 of such year, to the payment due on December 31 of the immediately succeeding year or of the next succeeding year in which a payment is to be made) and, to the extent in excess thereof, pro rata to the remaining installments of each of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity.

Our Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to U.S. $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities and/or increased commitments under the revolving loan facilities, subject to certain limitations. The uncommitted incremental loan facility provides, among other things, that any incremental loan borrowing shall:

•	be denominated in a single currency, either in U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars;

•	be in a minimum aggregate amount of at least U.S. $50 million;

•	have a maturity date no earlier than the maturity date for the Term Loans and a weighted average life to maturity of no less than the weighted average life to maturity of the Term Loans; and

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

•
be used by us and certain of our foreign subsidiaries for working capital and other general corporate purposes, including to finance acquisitions and refinance any indebtedness assumed as a part of such acquisitions, to refinance or repurchase debt as permitted and to pay outstanding Revolving Loans.

As of March 31, 2017, the U.S. term loans were not yet drawn, the outstanding principal amount of the Revolving Loans were U.S. $317.0 million and £2.0 million, totaling U.S. denominated $319.5 million (with non-U.S. denominated revolving loans translated at exchange rates in effect at such date) and the outstanding principal amount of the Canadian term loans was Cdn $45.5 million.

Under our Credit Agreement, the interest rate for U.S. term loans will be either the Eurodollar Rate or the base rate under our Credit Agreement plus a margin, the interest rate for Canadian term loans will be either the CDOR Rate or the Canadian prime rate under our Credit Agreement plus a margin and the interest rate for Euro or Pounds Sterling term loans will be the Euro Rate under our Credit Agreement plus a margin. Outstanding Revolving Loans incur interest at the same rates as the U.S. term loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian term loans in the case of Canadian dollar denominated Revolving Loans. Euro and Pounds Sterling denominated Revolving Loans incur interest at the applicable Euro Rate plus the applicable margin.

At March 31, 2017, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 2.00 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 1.00 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

Our Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.35 percent at March 31, 2017). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

We may utilize up to a maximum of $125 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans under the multicurrency revolving loan facility and letters of credit do not exceed the amount of the commitment under such multicurrency revolving loan facility. Our Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans under the multicurrency revolving loan facility, calculated on the stated amount of such letter of credit, and to the issuers of letters of credit of a fronting fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum calculated on the aggregate stated amount of such letters of credit, in each case for their stated duration.

The indebtedness under our Credit Agreement is guaranteed by us and our U.S., Canadian and Dutch subsidiaries. The stock of our U.S., Canadian and Dutch subsidiaries has been pledged as security to the lenders under our Credit Agreement. Our Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million during the first quarter of 2017.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 6.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2017:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$350,621	$350,621
Natural gas swap agreements	402	402

Liabilities:
Bank debt	$400,183	$400,183
5% Senior Notes	500,000	506,875
5½% Senior Notes	300,000	308,250
4¾% Senior Notes	300,000	299,133
3¼% Senior Notes	692,380	691,051
Interest rate swap agreements	92	92

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2017 consisted of our cash and cash equivalents, interest rate swap agreements and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5% Notes, 5½% Notes, 4¾% Notes, and 3¼% Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5% Notes, 5½% Notes, 4¾% Notes, and the 3¼% Notes were estimated based on quoted market prices, a Level 1 input.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

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

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges.  During the first three months of 2017, the ineffectiveness of our interest rate cash flow hedges was not significant. During the first three months of 2017, our natural gas cash flow hedges were fully effective.  The fair value of our outstanding interest rate and natural gas swap agreements in effect at March 31, 2017 was included in accrued liabilities and other current assets, respectively, in our Condensed Consolidated Balance Sheet.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2017 were gains, net of income taxes, of $0.1 million.  We estimate that we will reclassify gains of $0.2 million, net of income taxes, from the change in fair value of derivatives component of accumulated other comprehensive loss to earnings during the next twelve months.  The actual amount that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

Interest Rate Swap Agreements

We have entered into U.S. dollar interest rate swap agreements, which expire on June 30, 2017, to manage a portion of our exposure to interest rate fluctuations.  At March 31, 2017, the aggregate notional principal amount of our outstanding interest rate swap agreements was $100.0 million.  The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2017, net payments under our interest rate swap agreements were $0.1 million.  These agreements are with financial institutions which are expected to fully perform under the terms thereof.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices.  At March 31, 2017, the aggregate notional principal amount of our natural gas swap agreements was 986,993 MMBtu of natural gas with fixed prices ranging from $2.81 to $3.10 per MMBtu, which hedges approximately 33 percent of our estimated twelve month exposure to fluctuations in natural gas prices.  The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income.  For the three months ended March 31, 2017, net receipts under our natural gas swap agreements were $0.2 million. These agreements are with a financial institution which is expected to fully perform under the terms thereof.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Notes, which are Euro denominated, as net investment hedges.  Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2017 were $(4.9) million.

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

Note 8.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2017	2016
	(Dollars in thousands)
Service cost	$3,168	$3,313
Interest cost	6,270	6,434
Expected return on plan assets	(15,713)	(14,583)
Amortization of prior service cost	80	151
Amortization of actuarial losses	1,853	2,083
Net periodic benefit credit	$(4,342)	$(2,602)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2017	2016
	(Dollars in thousands)
Service cost	$36	$67
Interest cost	176	254
Amortization of prior service credit	(853)	(850)
Amortization of actuarial gains	(139)	(118)
Net periodic benefit credit	$(780)	$(647)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 9.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We have been accepted into the Compliance Assurance Program for the 2016 and 2017 tax years which provides for the review by the Internal Revenue Service, or IRS, of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

Note 10.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock under this authorization during the three months ended March 31, 2017. At March 31, 2017, we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2017, we issued 145,180 treasury shares which had an average cost of $6.30 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 54,172 shares of our common stock at an average cost of $60.60 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2017, 32,414,082 shares of our common stock were held in treasury.

Note 11.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2017, 173,400 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $10.5 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 12.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2017
Net sales	$466,236	$197,682	$141,489	$—	$805,407
Depreciation and amortization(1)	18,798	9,182	8,437	23	36,440
Rationalization charges	722	53	110	—	885
Segment income from operations (2)	43,870	23,799	6,834	(17,741)	56,762

Three Months Ended March 31, 2016
Net sales	$453,455	$196,110	$143,173	$—	$792,738
Depreciation and amortization(1)	17,950	9,416	7,782	29	35,177
Rationalization charges	—	125	946	—	1,071
Segment income from operations	37,616	24,520	50	(4,740)	57,446

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Income from operations for Corporate includes costs attributed to announced acquisitions of $13.2 million for the three months ended March 31, 2017.

Total segment income from operations is reconciled to income before income taxes as follows:

	2017	2016
	(Dollars in thousands)
Total segment income from operations	$56,762	$57,446
Interest and other debt expense	23,095	16,455
Income before income taxes	$33,667	$40,991

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2017 and 2016 and for the
three months then ended is unaudited)

Note 13.             Subsequent Events

Dispensing Systems Business Acquisition

On April 6, 2017, we acquired the Dispensing Systems Business from WestRock Company. The Dispensing Systems Business is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions to major branded consumer goods product companies in the home, health and beauty markets. It operates a global network of thirteen facilities in North America, Europe, South America and Asia. For the year ended December 31, 2016, the Dispensing Systems Business generated net sales of approximately $570 million. We acquired the Dispensing Systems Business for a purchase price in cash of $1.025 billion. The purchase price is subject to adjustment for working capital, indebtedness and certain other items. We funded the purchase price for this acquisition through term and revolving loan borrowings under our Credit Agreement, including a delayed draw U.S. term loan of $800 million. Information is not yet available to provide the preliminary purchase price allocation and prepare the supplemental pro forma disclosures as required under GAAP.

Partial Redemption of 5% Notes

On April 3, 2017, we redeemed $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption through a portion of the net proceeds from the sale of the 3¼% Notes. As a result of this partial redemption, we will record a pre-tax charge for the loss on early extinguishment of debt of approximately $4.4 million in the second quarter of 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

Stock Split

On May 4, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock.  The stock split will be effected on May 26, 2017 in the form of a stock dividend.  Stockholders of record at the close of business on May 15, 2017 will be issued one additional share of common stock for each share of common stock owned on that date.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading manufacturer of rigid packaging for consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal and plastic closures and dispensing systems for food, beverage, health care, garden, home and beauty products; and custom designed plastic containers and closures for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal and plastic closures and dispensing systems and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care, household and industrial chemical markets.

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

On April 6, 2017, we acquired the Dispensing Systems Business. This business, with sales of approximately $570 million in 2016, operates thirteen facilities in North America, Europe, South America and Asia. We funded the purchase price for this acquisition through term and revolving loan borrowings under our Credit Agreement.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2017	2016

Net sales
Metal containers	57.9%	57.2%
Closures	24.5	24.7
Plastic containers	17.6	18.1
Consolidated	100.0	100.0
Cost of goods sold	84.5	85.6
Gross profit	15.5	14.4
Selling, general and administrative expenses	8.3	7.0
Rationalization charges	0.1	0.2
Income from operations	7.1	7.2
Interest and other debt expense	2.9	2.0
Income before income taxes	4.2	5.2
Provision for income taxes	1.3	1.8
Net income	2.9%	3.4%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2017	2016
	(dollars in millions)
Net sales
Metal containers	$466.2	$453.4
Closures	197.7	196.1
Plastic containers	141.5	143.2
Consolidated	$805.4	$792.7

Income from operations
Metal containers (1)	$43.9	$37.6
Closures (2)	23.8	24.5
Plastic containers (3)	6.8	0.1
Corporate (4)	(17.7)	(4.8)
Consolidated	$56.8	$57.4

(1) Includes rationalization charges of $0.7 million for the three months ended March 31, 2017.
(2) Includes rationalization charges of $0.1 million in each of the three months ended March 31, 2017 and 2016.
(3) Includes rationalization charges of $0.1 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
(4) Includes costs attributed to announced acquisitions of $13.2 million for the three months ended March 31, 2017.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Overview.  Consolidated net sales were $805.4 million in the first quarter of 2017, representing a 1.6 percent increase as compared to the first quarter of 2016 primarily due to the pass through of higher raw material costs in each of our businesses, a favorable mix of products sold in the metal container business and higher volumes in the plastic container business, partially offset by an unfavorable mix of products sold in the plastic container business and the impact of unfavorable foreign currency translation. Income from operations for the first quarter of 2017 decreased by $0.6 million, or 1.0 percent, as compared to the same period in 2016 primarily as a result of initial costs attributed to the acquisition of the Dispensing Systems Business of $13.2 million, higher depreciation expense, the unfavorable impact from the contractual pass through to customers of indexed deflation in the metal containers business and the unfavorable impact of the lagged pass through of increases in raw material costs in the closures business. These decreases were partially offset by lower manufacturing costs in the metal and plastic container businesses, a favorable mix of products sold in the metal container business, higher volumes in the plastic container business and foreign currency transaction gains. Results for the first quarters of 2017 and 2016 included rationalization charges of $0.9 million and $1.1 million, respectively. Results for the first quarter of 2017 also included a loss on early extinguishment of debt of $2.7 million. Net income for the first quarter of 2017 was $23.2 million as compared to $26.6 million for the same period in 2016.  Net income per diluted share for the first quarter of 2017 was $0.42 as compared to $0.44 for the same period in 2016.

Net Sales.  The $12.7 million increase in consolidated net sales in the first quarter of 2017 as compared to the first quarter of 2016 was the result of higher net sales in the metal container and closures businesses, partially offset by lower net sales in the plastic container business.

Net sales for the metal container business increased $12.8 million, or 2.8 percent, in the first quarter of 2017 as compared to the same period in 2016.  This increase was primarily the result of a favorable mix of products sold and the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $2.0 million.

Net sales for the closures business increased $1.6 million, or 0.8 percent, in the first quarter of 2017 as compared to the same period in 2016.  This increase was primarily the result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $3.0 million.

Net sales for the plastic container business decreased $1.7 million, or 1.2 percent, in the first quarter of 2017 as compared to the same period in 2016.  This decrease was principally due to a less favorable mix of products sold, largely offset by the pass through of higher raw material costs, higher volumes of approximately 1 percent and the impact of favorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 1.1 percentage points to 15.5 percent in the first quarter of 2017 as compared to the same period in 2016 for the reasons discussed below in "Income from Operations".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.3 percentage points to 8.3 percent for the first quarter of 2017 as compared to 7.0 percent for the same period in 2016. Selling, general and administrative expenses increased $11.5 million to $66.9 million for the first quarter of 2017 as compared to $55.4 million for the same period in 2016 primarily due to the inclusion of initial costs attributed to the acquisition of the Dispensing Systems Business of $13.2 million in the first quarter of 2017.

Income from Operations.  Income from operations for the first quarter of 2017 decreased by $0.6 million, or 1.0 percent, as compared to the first quarter of 2016, and operating margin decreased to 7.1 percent from 7.2 percent over the same periods. The decrease in income from operations was primarily the result of initial costs attributed to the acquisition of the Dispensing Systems Business, largely offset by an increase in income from operations in the metal and plastic container businesses.

Income from operations of the metal container business for the first quarter of 2017 increased $6.3 million, or 16.8 percent, as compared to the same period in 2016, and operating margin increased to 9.4 percent from 8.3 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, a favorable mix of products sold and foreign currency transaction gains, partially offset by the unfavorable impact from the contractual pass through to customers of indexed deflation, an increase in depreciation expense and higher rationalization charges. Rationalization charges were $0.7 million in the first quarter of 2017.

Income from operations of the closures business for the first quarter of 2017 decreased $0.7 million, or 2.9 percent, as compared to the same period in 2016, and operating margin decreased to 12.0 percent from 12.5 percent over the same periods.  The decrease in income from operations was primarily due to the unfavorable impact from the lagged pass through of increases in raw material costs.

Income from operations of the plastic container business for the first quarter of 2017 increased $6.7 million to $6.8 million as compared to $0.1 million in the same period in 2016, and operating margin increased to 4.8 percent from 0.1 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, higher volumes and lower rationalization charges, partially offset by higher depreciation expense. Rationalization charges were $0.1 million and $1.0 million in the first quarters of 2017 and 2016, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2017 increased $4.0 million to $20.4 million as compared to $16.4 million in the same period in 2016 primarily due to higher weighted average interest rates, including the impact from the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes, and higher average outstanding borrowings. Loss on early extinguishment of debt of $2.7 million in the first quarter of 2017 was primarily a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility in conjunction with the issuance of the 4¾% Notes and the 3¼% Notes.

Provision for Income Taxes. The effective tax rates were 31.0 percent and 35.2 percent for the first quarters of 2017 and 2016, respectively. The effective tax rate in the first quarter of 2017 benefitted from higher income in more favorable tax jurisdictions. The effective tax rate in the first quarter of 2016 was unfavorably impacted by the cumulative adjustment of a change in tax law in a certain foreign jurisdiction.

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

On February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Notes and €650 million aggregate principal amount of the 3¼% Notes. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay €187.0 million of Euro term loans under our previous senior secured credit facility, to repay approximately €4.5 million of outstanding Euro revolving loans under our previous senior secured credit facility and to repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017, which resulted in no outstanding U.S. and Euro term loans at March 31, 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.1 million in the first quarter of 2017.

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility which extends the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with a multicurrency revolving loan facility of approximately $1.19 billion, a Canadian revolving loan facility of Cdn $15.0 million and Cdn $45.5 million of Canadian A term loans. Additionally, our Credit Agreement provided us with a delayed draw U.S. A term loan of $800 million. This delayed draw U.S. A term loan, along with revolving loan borrowings, were used to fund the purchase price for the acquisition of the Dispensing Systems Business completed on April 6, 2017. As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million during the first quarter of 2017.

On April 3, 2017, we used the remaining net proceeds from the issuance of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. As a result of this partial redemption, we will record a pre-tax charge for the loss on early extinguishment of debt of approximately $4.4 million in the second quarter of 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

You should also read Notes 5 and 13 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2017, we used proceeds from the issuance of the 4¾% Notes and the 3¼% Notes of $989.2 million and net borrowings of revolving loans of $146.7 million to fund repayments of long-term debt of $521.7 million, cash used in operations of $140.9 million, decreases in outstanding checks of $78.9 million, net capital expenditures of $38.5 million, debt issuance costs of $16.7 million, dividends paid on our common stock of $10.1 million and repurchases of our common stock of $3.2 million and to increase cash and cash equivalents by $325.9 million partly in anticipation of the partial redemption of the 5% Notes on April 3, 2017.

For the three months ended March 31, 2016, we used net borrowings of revolving loans of $299.2 million and cash and cash equivalents of $33.3 million to fund cash used in operations of $150.8 million, decreases in outstanding checks of $101.8 million, net capital expenditures of $60.9 million, dividends paid on our common stock of $10.4 million, the repayment of $6.4 million of long-term debt and repurchases of our common stock of $2.2 million.

At March 31, 2017, we had $319.5 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2017 was $851.2 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $0.9 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. Additional cash spending under our rationalization plans of $5.0 million is expected through 2023.
You should also read Note 2 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, and we have not yet selected a transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice with respect to whether items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach. We are currently evaluating the impact of this amendment on our statement of cash flows.
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
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment will require an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately and as a line item below operating income on our statement of income. In addition, capitalization of net periodic benefit cost in assets will be limited to the service cost component. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted (i) retrospectively with respect to the disaggregation of the service cost component from the other components of net periodic benefit cost and the separate reporting of the other components of net periodic benefit cost outside of operating income and (ii) prospectively with respect to the capitalization in assets of the service cost component. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Since such filing, other than the changes discussed in Notes 5 and 13 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 5, 6 and 13 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included elsewhere in this Quarterly Report.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 5, 2017	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.