Form 10-Q
period 2017-06-30
SILGAN HOLDINGS INC
filed 2017-08-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of July 31, 2017, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 110,315,624.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2017	June 30, 2016	Dec. 31, 2016
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$142,083	$120,467	$24,690
Trade accounts receivable, net	528,362	394,811	288,197
Inventories	830,887	806,539	602,963
Prepaid expenses and other current assets	68,026	45,602	46,328
Total current assets	1,569,358	1,367,419	962,178

Property, plant and equipment, net	1,452,569	1,165,141	1,156,952
Goodwill	1,160,624	614,021	604,714
Other intangible assets, net	424,437	188,773	180,782
Other assets, net	287,584	218,821	244,764
	$4,894,572	$3,554,175	$3,149,390

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$648,850	$569,892	$217,127
Trade accounts payable	455,457	365,854	504,798
Accrued payroll and related costs	64,573	48,585	46,275
Accrued liabilities	110,325	93,955	93,625
Total current liabilities	1,279,205	1,078,286	861,825

Long-term debt	2,444,912	1,365,205	1,344,456
Deferred income taxes	416,118	253,427	298,420
Other liabilities	211,330	167,851	175,274

Stockholders’ equity:
Common stock	1,751	876	876
Paid-in capital	255,077	243,515	249,763
Retained earnings	1,589,498	1,485,093	1,558,594
Accumulated other comprehensive loss	(185,139)	(202,296)	(223,856)
Treasury stock	(1,118,180)	(837,782)	(1,115,962)
Total stockholders’ equity	543,007	689,406	469,415
	$4,894,572	$3,554,175	$3,149,390

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six month ended June 30, 2017 and 2016
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales	$1,021,814	$874,642	$1,827,220	$1,667,379
Cost of goods sold	856,625	746,935	1,537,466	1,425,795
Gross profit	165,189	127,707	289,754	241,584
Selling, general and administrative expenses	86,918	55,018	153,837	110,380
Rationalization charges	3,038	5,038	3,923	6,108
Income from operations	75,233	67,651	131,994	125,096
Interest and other debt expense before loss on early extinguishment of debt	29,207	16,883	49,625	33,339
Loss on early extinguishment of debt	4,375	—	7,052	—
Interest and other debt expense	33,582	16,883	56,677	33,339
Income before income taxes	41,651	50,768	75,317	91,757
Provision for income taxes	13,725	17,453	24,160	31,871
Net income	$27,926	$33,315	$51,157	$59,886

Earnings per share: (a)
Basic net income per share	$0.25	$0.28	$0.46	$0.50
Diluted net income per share	$0.25	$0.27	$0.46	$0.49

Dividends per share (a)	$0.09	$0.09	$0.18	$0.17

Weighted average number of shares: (a)
Basic	110,358	121,009	110,291	120,953
Effect of dilutive securities	968	710	976	729
Diluted	111,326	121,719	111,267	121,682

(a) Per share and share amounts for 2016 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$27,926	$33,315	$51,157	$59,886
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	629	898	1,258	1,811
Change in fair value of derivatives	(135)	516	(475)	461
Foreign currency translation	30,477	(6,254)	37,934	4,238
Other comprehensive income (loss)	30,971	(4,840)	38,717	6,510
Comprehensive income	$58,897	$28,475	$89,874	$66,396

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$51,157	$59,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,327	73,019
Rationalization charges	3,923	6,108
Stock compensation expense	7,202	6,428
Loss on early extinguishment of debt	7,052	—
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(118,516)	(111,600)
Inventories	(134,374)	(176,427)
Trade accounts payable	(27,554)	(10,701)
Accrued liabilities	(2,101)	(14,431)
Other, net	(8,923)	5,067
Net cash used in operating activities	(138,807)	(162,651)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	(1,022,092)	—
Capital expenditures	(81,287)	(111,714)
Proceeds from asset sales	477	8,822
Net cash used in investing activities	(1,102,902)	(102,892)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	992,436	531,544
Repayments under revolving loans	(559,050)	(114,207)
Proceeds from issuance of long-term debt	1,789,200	—
Repayments of long-term debt	(744,416)	(6,380)
Changes in outstanding checks - principally vendors	(78,941)	(101,765)
Dividends paid on common stock	(20,253)	(20,913)
Debt issuance costs	(16,643)	—
Repurchase of common stock	(3,231)	(2,214)
Net cash provided by financing activities	1,359,102	286,065

Cash and cash equivalents:
Net increase	117,393	20,522
Balance at beginning of year	24,690	99,945
Balance at end of period	$142,083	$120,467

Interest paid, net	$35,686	$32,269
Income taxes paid, net	33,260	43,707

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2017 and 2016
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	59,886	—	—	59,886
Other comprehensive income	—	—	—	—	6,510	—	6,510
Dividends declared on common stock	—	—	—	(20,913)	—	—	(20,913)
Stock compensation expense	—	—	6,428	—	—	—	6,428
Adoption of accounting standard update related to stock compensation accounting	—	—	598	(73)	—	—	525
Net issuance of treasury stock for vested restricted stock units	84	—	(802)	—	—	(1,402)	(2,204)
Repurchases of common stock	—	—	—	—	—	(10)	(10)
Balance at June 30, 2016	60,477	$876	$243,515	$1,485,093	$(202,296)	$(837,782)	$689,406

Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415
Net income	—	—	—	51,157	—	—	51,157
Other comprehensive income	—	—	—	—	38,717	—	38,717
Dividends declared on common stock	—	—	—	(20,253)	—	—	(20,253)
Stock compensation expense	—	—	7,202	—	—	—	7,202
Net issuance of treasury stock for vested restricted stock units	123	—	(1,013)	—	—	(2,218)	(3,231)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Balance at June 30, 2017	110,316	$1,751	$255,077	$1,589,498	$(185,139)	$(1,118,180)	$543,007

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
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

Deferred income taxes as of December 31, 2016 and June 30, 2016 previously included in other liabilities have been presented as a separate line item on the Condensed Consolidated Balance Sheet to conform to current period presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock Split. On May 3, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected on May 26, 2017 in the form of a stock dividend. Stockholders of record at the close of business on May 15, 2017 were issued one additional share of common stock for each share of common stock owned on that date. Information pertaining to the number of shares outstanding, per share amounts and stock compensation has been retroactively adjusted in the accompanying financial statements and related footnotes to reflect this stock split for all periods presented, except for the Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity. Stockholders’ equity reflects the stock split by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.

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
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

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

Note 2.               Acquisition

Dispensing Systems Acquisition

On April 6, 2017, we acquired the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS. SDS is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions for food, health care, garden, home and beauty products. It operates a global network of thirteen facilities across North America, Europe, South America and Asia. SDS represents a strategically important acquisition for us, providing us with an opportunity to expand our closures franchise. SDS is included in our Closures segment as of the acquisition date.

For the year ended December 31, 2016, SDS generated net sales of approximately $570 million. We acquired SDS for a purchase price in cash of $1.022 billion, net of cash acquired. The purchase price is subject to adjustment for working capital, indebtedness and certain other items. We incurred acquisition related costs for SDS totaling $24.4 million, including $9.8 million and $23.0 million for the three and six months ended June 30, 2017, respectively, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We funded the purchase price for this acquisition through term and revolving loan borrowings under our amended and restated senior secured credit facility, including a term loan of $800 million. See Note 7 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 8). The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$109,494
Inventories	79,705
Property, plant and equipment	253,708
Other intangible assets	245,000
Other assets	40,396
Trade accounts payable and accrued liabilities	(81,783)
Deferred income taxes	(122,544)
Other liabilities	(25,340)
Total identifiable net assets	498,636
Goodwill	523,456
Cash paid at closing, net of cash acquired	$1,022,092

Goodwill of $523.5 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. A portion of the goodwill is expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of $220.0 million with an estimated remaining life of 22 years and technology know-how of $25.0 million with an estimated remaining life of 7 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the three and six months ended June 30, 2017 included the results for SDS since the acquisition date. Net sales from the SDS operations of $142.7 million were included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017. SDS's income from operations since the acquisition date was $7.7 million, including the pre-tax unfavorable impact of the $11.9 million charge related to the inventory write-up for SDS as a result of purchase accounting in connection with the acquisition.

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the three and six months ended June 30, 2017 and 2016 and gives pro forma effect to the SDS acquisition as if it had been completed as of January 1, 2016. The pro forma results of operations include interest expense related to incremental borrowings used to finance the acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. Net income for the three and six months ended June 30, 2017 excludes the unfavorable impact of the initial inventory write-up of $11.9 million before income taxes in each of the periods and acquisition related costs of $9.8 million and $23.0 million before income taxes, respectively. Net income for the six months ended June 30, 2016 includes the unfavorable impact of the initial inventory write-up and acquisition related costs of $11.9 million and $24.4 million before income taxes, respectively. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of SDS with our existing operations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

The unaudited pro forma financial information for the three and six months ended June 30, 2017 and 2016 is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the SDS acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands, except per share data)

Net sales	$1,029,398	$1,026,040	$1,981,187	$1,963,011
Net income	$42,089	$41,430	$80,846	$48,851

Earnings per share:
Basic net income per share	$0.38	$0.34	$0.73	$0.40
Diluted net income per share	$0.38	$0.34	$0.73	$0.40

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Metal Containers	$2,239	$4,054	$2,962	$4,054
Closures	349	293	401	417
Plastic Containers	450	691	560	1,637
	$3,038	$5,038	$3,923	$6,108

Activity in reserves for our rationalization plans for the six months ended June 30 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2016	$945	$2,426	$—	$3,371
Charged to expense	804	359	2,760	3,923
Utilized and currency translation	(1,422)	(646)	(2,760)	(4,828)
Balance at June 30, 2017	$327	$2,139	$—	$2,466

Rationalization reserves as of June 30, 2017 were recorded in our Consolidated Balance Sheets as accrued liabilities and other liabilities of $1.1 million and $1.4 million, respectively. Remaining expenses for our rationalization plans of $1.8 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $4.3 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2016	$(83,105)	$540	$(141,291)	$(223,856)
Other comprehensive income before reclassifications	—	(400)	37,934	37,534
Amounts reclassified from accumulated other comprehensive loss	1,258	(75)	—	1,183
Other comprehensive income	1,258	(475)	37,934	38,717
Balance at June 30, 2017	$(81,847)	$65	$(103,357)	$(185,139)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 were net (losses) of $(0.9) million and $(1.9) million, respectively, excluding income tax benefits of $0.3 million and $0.6 million, respectively.  For the three and six months ended June 30, 2017, these net (losses) consisted of amortization of net actuarial (losses) of $(1.7) million and $(3.4) million and amortization of net prior service credit of $0.8 million and $1.5 million, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit (credit) cost.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 were not significant. See Note 8 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2017 consisted of (i) foreign currency gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $46.1 million and $55.1 million, respectively, (ii) foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.9) million and $0.7 million, respectively and (iii) foreign currency (losses) related to our net investment hedges of $(23.6) million and $(28.5) million, respectively, excluding income tax benefits of $8.8 million and $10.6 million, respectively. See Note 8 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2017	June 30, 2016	Dec. 31, 2016
	(Dollars in thousands)
Raw materials	$209,183	$219,416	$179,451
Work-in-process	142,043	131,029	121,331
Finished goods	535,204	534,124	355,072
Other	12,876	13,296	15,528
	899,306	897,865	671,382
Adjustment to value inventory at cost on the LIFO method	(68,419)	(91,326)	(68,419)
	$830,887	$806,539	$602,963

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 6.               Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2016	$110,312	$267,954	$226,448	$604,714
Acquisition	—	523,456	—	523,456
Currency translation	3,994	27,884	576	32,454
Balance at June 30, 2017	$114,306	$819,294	$227,024	$1,160,624

In connection with our acquisition of SDS as discussed in Note 2, we recognized goodwill of $523.5 million.

The components of other intangible assets, net were as follows:

	June 30, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived intangibles:	(Dollars in thousands)
Customer relationships	$423,923	$(62,522)	$195,076	$(53,298)
Other	40,846	(9,950)	14,927	(8,063)
	464,769	(72,472)	210,003	(61,361)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$496,909	$(72,472)	$242,143	$(61,361)

In connection with our acquisition of SDS as discussed in Note 2, we recognized intangible assets for customer relationships of $220.0 million and technology know-how of $25.0 million.

Amortization expense was $6.6 million and $9.9 million for the three and six months ended June 30, 2017, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively. Amortization expense is expected to be $23.6 million, $27.3 million, $27.2 million, $26.6 million and $25.2 million for the years ended December 31, 2017 through 2021, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017	June 30, 2016	Dec. 31, 2016
	(Dollars in thousands)
Bank debt
Bank revolving loans	$609,593	$416,501	$99,500
U.S. term loans	800,000	346,750	310,250
Canadian term loans	35,021	45,833	44,274
Euro term loans	—	232,262	196,668
Other foreign bank revolving and term loans	45,357	104,666	120,500
Total bank debt	1,489,971	1,146,012	771,192
5% Senior Notes	280,000	500,000	500,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	—	—
3¼% Senior Notes	742,105	—	—
Total debt - principal	3,112,076	1,946,012	1,571,192
Less unamortized debt issuance costs	18,314	10,915	9,609
Total debt	3,093,762	1,935,097	1,561,583
Less current portion	648,850	569,892	217,127
	$2,444,912	$1,365,205	$1,344,456

At June 30, 2017, amounts expected to be repaid within one year consisted of $609.6 million of bank revolving loans under our amended and restated senior secured credit facility and $39.3 million of foreign bank revolving and term loans.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Senior Notes Offerings
On February 13, 2017, we issued $300 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 5% Senior Notes due 2020, or the 5% Notes, and our 5½% Senior Notes due 2022, or the 5½% Notes, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan.
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
The net proceeds from the sale of the 4¾% Notes were approximately $296.5 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.4 million, in each case after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay the remaining balance of €187.0 million of Euro term loans under our previous senior secured credit facility, repay approximately €4.5 million of outstanding Euro revolving loans under our previous senior secured credit facility and repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn. $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.1 million during the first quarter of 2017. On April 3, 2017, we used the remaining net proceeds from the sale of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Credit Agreement

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, or our Credit Agreement, which extends the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million and provided us with Cdn $45.5 million of term loans designated Canadian A term loans. In addition, our credit agreement provided us with $800.0 million of term loans designated U.S. A term loans which were borrowed to fund a portion of the purchase price paid in connection with our acquisition of SDS. See Note 2 for further information.

The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until March 24, 2022. Proceeds from the Revolving Loans may be used for working capital and general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

The $800.0 million U.S. A term loans and the Cdn $45.5 million of Canadian A term loans, collectively the Term Loans, mature on March 24, 2023. The Term Loans are payable in installments as follows (expressed as a percentage of the original principal amount of the applicable Term Loan outstanding on the date that it is borrowed), with the remaining outstanding principal amounts to be repaid on the maturity date of the Term Loans:

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
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

•
be used by us and certain of our foreign subsidiaries for working capital and other general corporate purposes, including to finance acquisitions and refinance any indebtedness assumed as a part of such acquisitions, to refinance or repurchase debt as permitted and to pay outstanding Revolving Loans.

As of June 30, 2017, we had borrowings outstanding under the Credit Agreement of $800.0 million of U.S. A term loans, Cdn $45.5 million of Canadian A term loans and $607.0 million and £2.0 million, totaling U.S. denominated $609.6 million (with non-U.S. denominated revolving loans translated at exchange rates in effect at such date) of Revolving Loans.

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

At June 30, 2017, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.75 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.75 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

Our Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.30 percent at June 30, 2017). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

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

Partial Redemption of 5% Notes

On April 3, 2017, we utilized a portion of the net proceeds from the sale of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. As a result of this partial redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $4.4 million in the second quarter of 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2017:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$142,083	$142,083
Natural gas swap agreements	103	103

Liabilities:
Bank debt	$1,489,971	$1,489,971
5% Senior Notes	280,000	283,903
5½% Senior Notes	300,000	309,558
4¾% Senior Notes	300,000	307,533
3¼% Senior Notes	742,105	762,238

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2017 consisted of our cash and cash equivalents and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5% Notes, 5½% Notes, 4¾% Notes, and 3¼% Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5% Notes, 5½% Notes, 4¾% Notes and the 3¼% Notes were estimated based on quoted market prices, a Level 1 input.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

We have utilized certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures.  We limit our use of derivative financial instruments to interest rate and natural gas swap agreements.  We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge.  Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. As of June 30, 2017, we did not have any outstanding interest rate swap agreements and the fair value of our outstanding natural gas swap agreements was not significant.

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk.  Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.  We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to our 3¼% Notes, which are Euro denominated.  Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2017 were $(23.6) million and $(28.5) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit (credit) cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Service cost	$3,267	$3,321	$6,435	$6,634
Interest cost	6,362	6,444	12,632	12,878
Expected return on plan assets	(15,713)	(14,583)	(31,426)	(29,166)
Amortization of prior service cost	80	151	160	302
Amortization of actuarial losses	1,854	2,084	3,707	4,167
Special termination benefits	—	2,900	—	2,900
Curtailment loss	—	180	—	180
Net periodic benefit (credit) cost	$(4,150)	$497	$(8,492)	$(2,105)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Service cost	$34	$69	$70	$136
Interest cost	176	253	352	507
Amortization of prior service credit	(854)	(850)	(1,707)	(1,700)
Amortization of actuarial gains	(136)	(170)	(275)	(288)
Net periodic benefit credit	$(780)	$(698)	$(1,560)	$(1,345)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
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

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock under this authorization during the six months ended June 30, 2017. At June 30, 2017, we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2017, we issued 321,652 treasury shares which had an average cost of $3.15 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 108,344 shares of our common stock at an average cost of $30.30 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2017, 64.8 million shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2017, 592,922 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $17.8 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 was as follows:

	Metal Containers	Closures (1)	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2017
Net sales	$529,715	$349,087	$143,012	$—	$1,021,814
Depreciation and amortization(2)	19,124	17,000	8,572	23	44,719
Rationalization charges	2,239	349	450	—	3,038
Segment income from operations(3)	49,432	33,827	6,666	(14,692)	75,233

Three Months Ended June 30, 2016
Net sales	$529,604	$206,492	$138,546	$—	$874,642
Depreciation and amortization(2)	17,997	9,702	8,058	27	35,784
Rationalization charges	4,054	293	691	—	5,038
Segment income from operations	45,873	25,301	1,017	(4,540)	67,651

Six Months Ended June 30, 2017
Net sales	$995,951	$546,769	$284,500	$—	$1,827,220
Depreciation and amortization(2)	37,923	26,181	17,008	46	81,158
Rationalization charges	2,962	401	560	—	3,923
Segment income from operations (3)	93,303	57,625	13,500	(32,434)	131,994

Six Months Ended June 30, 2016
Net sales	$983,059	$402,601	$281,719	$—	$1,667,379
Depreciation and amortization(2)	35,947	19,116	15,840	55	70,958
Rationalization charges	4,054	417	1,637	—	6,108
Segment income from operations	83,489	49,820	1,068	(9,281)	125,096

_____________

(1)	Our Closures segment includes SDS as of the acquisition date of April 6, 2017.

(2)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million for each of the three months ended June 30, 2017 and 2016 and $2.2 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

(3)
Income from operations for Metal Containers includes a $3.0 million charge for each of the three and six months ended June 30, 2017 related to the resolution of a past non-commercial legal dispute. Income from operations for Corporate includes costs attributed to announced acquisitions of $9.8 million and $23.0 million for the three and six months ended June 30, 2017, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2017 and 2016 and for the
three and six months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Total segment income from operations	$75,233	$67,651	$131,994	$125,096
Interest and other debt expense	33,582	16,883	56,677	33,339
Income before income taxes	$41,651	$50,768	$75,317	$91,757

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

On April 6, 2017, we acquired SDS. This business, with sales of approximately $570 million in 2016, operates thirteen facilities in North America, Europe, South America and Asia. We funded the purchase price for this acquisition through term and revolving loan borrowings under our Credit Agreement.

On May 3, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock in the form of a stock dividend. The additional shares of our common stock were issued on May 26, 2017. Information pertaining to the number of shares outstanding and per share amounts for 2016 has been retroactively adjusted to reflect this stock split.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net sales
Metal containers	51.8%	60.6%	54.5%	59.0%
Closures	34.2	23.6	29.9	24.1
Plastic containers	14.0	15.8	15.6	16.9
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.8	85.4	84.2	85.5
Gross profit	16.2	14.6	15.8	14.5
Selling, general and administrative expenses	8.5	6.3	8.4	6.6
Rationalization charges	0.3	0.6	0.2	0.4
Income from operations	7.4	7.7	7.2	7.5
Interest and other debt expense	3.3	1.9	3.1	2.0
Income before income taxes	4.1	5.8	4.1	5.5
Provision for income taxes	1.4	2.0	1.3	1.9
Net income	2.7%	3.8%	2.8%	3.6%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(dollars in millions)
Net sales
Metal containers	$529.7	$529.6	$995.9	$983.1
Closures	349.1	206.5	546.8	402.6
Plastic containers	143.0	138.5	284.5	281.7
Consolidated	$1,021.8	$874.6	$1,827.2	$1,667.4

Income from operations
Metal containers (1)	$49.4	$45.9	$93.3	$83.5
Closures (2)	33.8	25.3	57.6	49.8
Plastic containers (3)	6.7	1.0	13.5	1.1
Corporate (4)	(14.7)	(4.5)	(32.4)	(9.3)
Consolidated	$75.2	$67.7	$132.0	$125.1

(1) Includes rationalization charges of $2.2 million and $4.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. Includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute for each of the three and six months ended June 30, 2017.
(2) Includes rationalization charges of $0.3 million for each of the three months ended June 30, 2017 and 2016 and $0.4 million for each of the six months ended June 30, 2017 and 2016.
(3) Includes rationalization charges of $0.5 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $1.7 million for the six months ending June 30, 2017 and 2016, respectively.
(4) Includes costs attributed to announced acquisitions of $9.8 million and $23.0 million for the three and six months ended June 30, 2017, respectively.

.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Overview.  Consolidated net sales were $1,021.8 million in the second quarter of 2017, representing a 16.8 percent increase as compared to the second quarter of 2016 primarily as a result of the acquisition of SDS in April 2017 and the pass through of higher raw material costs in each of our businesses, partially offset by a less favorable mix of products sold in the metal and plastic container businesses, the impact of unfavorable foreign currency translation and lower unit volumes in the legacy closures operations. Income from operations for the second quarter of 2017 increased by $7.5 million, or 11.1 percent, as compared to the same period in 2016 primarily as a result of the net benefit from the acquisition of SDS, lower manufacturing costs in each of our businesses and lower rationalization charges. These increases were partially offset by acquisition related costs of $9.8 million, the unfavorable impact from the resolution of a past non-commercial legal dispute, lower unit volumes in the legacy closures operations, foreign currency transaction losses, a smaller inventory build in the current year quarter as compared to the prior year period in the metal container business, higher depreciation expense and the unfavorable impact from the contractual pass through to customers of indexed deflation in the metal container business. Results for the second quarters of 2017 and 2016 included rationalization charges of $3.0 million and $5.0 million, respectively. Results for the second quarter of 2017 also included a loss on early extinguishment of debt of $4.4 million. Net income for the second quarter of 2017 was $27.9 million as compared to $33.3 million for the same period in 2016.  Net income per diluted share for the second quarter of 2017 was $0.25 as compared to $0.27 for the same period in 2016.

Net Sales.  The $147.2 million increase in consolidated net sales in the second quarter of 2017 as compared to the second quarter of 2016 was the result of the acquisition of SDS in April 2017 and higher net sales across all of our businesses.

Net sales for the metal container business increased $0.1 million in the second quarter of 2017 as compared to the same period in 2016.  This increase was primarily the result of the pass through of higher raw material costs, mostly offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2.0 million.

Net sales for the closures business increased $142.6 million, or 69.1 percent, in the second quarter of 2017 as compared to the same period in 2016.  This increase was primarily the result of the inclusion of $142.7 million of net sales from the recently acquired SDS operations and the pass through of higher raw material costs, partially offset by lower unit volumes of approximately two percent in the legacy closures operations principally due to lower sales for single-serve beverages as compared to record volumes in the prior year period and the impact of unfavorable foreign currency translation of approximately $2.0 million.

Net sales for the plastic container business increased $4.5 million, or 3.2 percent, in the second quarter of 2017 as compared to the same period in 2016.  This increase was principally due to the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 1.6 percentage points to 16.2 percent in the second quarter of 2017 as compared to the same period in 2016 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 2.2 percentage points to 8.5 percent for the second quarter of 2017 as compared to 6.3 percent for the same period in 2016. Selling, general and administrative expenses increased $32.0 million to $87.0 million for the second quarter of 2017 as compared to $55.0 million for the same period in 2016 primarily due to the inclusion of the recently acquired SDS operations which generally incur such expenses at a higher percentage of its net sales, acquisition related costs of $9.8 million and a $3.0 million charge related to the resolution in the second quarter of 2017 of a past non-commercial legal dispute.

Income from Operations.  Income from operations for the second quarter of 2017 increased by $7.5 million, or 11.1 percent, as compared to the second quarter of 2016, while operating margin decreased to 7.4 percent from 7.7 percent over the same periods. The increase in income from operations was primarily the result of the net benefit from the acquisition of SDS and higher income from operations in each of our businesses. The decrease in operating margin was due primarily to the negative impact from the purchase accounting write-up of inventory of SDS and acquisition related costs in the second quarter of 2017.

Income from operations of the metal container business for the second quarter of 2017 increased $3.5 million, or 7.6 percent, as compared to the same period in 2016, and operating margin increased to 9.3 percent from 8.7 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs and lower rationalization charges, partially offset by the unfavorable impact of a $3.0 million charge related to the resolution of a past non-commercial legal dispute, a smaller inventory build in the second quarter of 2017 as compared to the prior year period, higher depreciation expense, foreign currency transaction losses in the current year quarter and the unfavorable impact from the contractual pass through to customers of indexed deflation. Rationalization charges were $2.2 million and $4.0 million in the second quarters of 2017 and 2016, respectively.

Income from operations of the closures business for the second quarter of 2017 increased $8.5 million, or 33.6 percent, as compared to the same period in 2016, while operating margin decreased to 9.7 percent from 12.3 percent over the same periods.  The increase in income from operations was primarily due to the inclusion of $7.7 million of income from operations from SDS and manufacturing cost savings and efficiencies, partially offset by lower unit volumes in the legacy closures operations. The decrease in operating margin was primarily due to the $11.9 million unfavorable impact from the write-up of inventory of SDS for purchase accounting.

Income from operations of the plastic container business for the second quarter of 2017 increased $5.7 million to $6.7 million as compared to $1.0 million in the same period in 2016, and operating margin increased to 4.7 percent from 0.7 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, partially offset by higher depreciation expense.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2017 increased $12.2 million to $29.1 million as compared to $16.9 million in the same period in 2016 primarily due to higher average outstanding borrowings as a result of additional borrowings under our Credit Agreement for the acquisition of SDS and higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes. Loss on early extinguishment of debt of $4.4 million in the second quarter of 2017 was primarily a result of the partial redemption of the 5% Notes in April 2017.

Provision for Income Taxes. The effective tax rates were 33.0 percent and 34.4 percent for the second quarters of 2017 and 2016, respectively. The effective tax rate in the second quarter of 2017 benefitted from the settlement of a state tax audit.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Overview.  Consolidated net sales were $1.83 billion in the first six months of 2017, representing a 9.6 percent increase as compared to the first six months of 2016 primarily due to the acquisition of SDS, the pass through of higher raw material costs in each of our businesses, a favorable mix of products sold in the metal container business and slightly higher volumes in the plastic container business. These increases were partially offset by the impact of unfavorable foreign currency translation, a less favorable mix of products sold in the plastic container business and lower unit volumes in the legacy closures operations. Income from operations for the first six months of 2017 increased by $6.9 million, or 5.5 percent, as compared to the same period in 2016 primarily as a result of lower manufacturing costs in each of the businesses, the net benefit from the acquisition of SDS, a favorable mix of products sold in the metal container business, lower rationalization charges and slightly higher volumes in the plastic container business. These increases were partially offset by acquisition related costs of $23.0 million, higher depreciation expense, the unfavorable impact from the resolution of a past non-commercial legal dispute, a smaller inventory build in the metal container business in the current year period as compared to the prior year period, the unfavorable impact from the contractual pass through to customers of indexed deflation in the metal container business and lower unit volumes in the legacy closures operations. Rationalization charges were $3.9 million for the first six months of 2017 as compared to $6.1 million for the same period in 2016. Results for the first six months of 2017 also included a loss on early extinguishment of debt of $7.1 million. Net income was $51.2 million for the first six months of 2017 as compared to $59.9 million for the same period in 2016.  Net income per diluted share for the first six months of 2017 was $0.46 as compared to $0.49 for the same period in 2016.

Net Sales.  The $159.8 million increase in consolidated net sales in the first six months of 2017 as compared to the first six months of 2016 was the result of the acquisition of SDS and higher net sales across all of our businesses.

Net sales for the metal container business increased $12.8 million, or 1.3 percent, in the first six months of 2017 as compared to the same period in 2016.  This increase was primarily the result of the pass through of higher raw material costs and a favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $3.0 million.

Net sales for the closures business increased $144.2 million, or 35.8 percent, in the first six months of 2017 as compared to the same period in 2016.  This increase was primarily the result of the inclusion of net sales of $142.7 million from the recently acquired SDS operations and the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $5.0 million and lower unit volumes in the legacy closures operations.

Net sales for the plastic container business increased $2.8 million, or 1.0 percent, in the first six months of 2017 as compared to the same period in 2016.  This increase was principally due to the pass through of higher raw material costs and slightly higher volumes, partially offset by a less favorable mix of products sold.

Gross Profit.  Gross profit margin increased 1.3 percentage points to 15.8 percent in the first six months of 2017 as compared to the same period in 2016 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.8 percentage points to 8.4 percent for the first six months of 2017 as compared to 6.6 percent for the same period in 2016. Selling, general and administrative expenses increased $43.5 million to $153.9 million for the first six months of 2017 as compared to $110.4 million for the same period in 2016 primarily due to acquisition related costs of $23.0 million, the inclusion of the recently acquired SDS operations which generally incur such expenses at a higher percentage of its net sales and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.

Income from Operations.  Income from operations for the first six months of 2017 increased by $6.9 million, or 5.5 percent, as compared to the first six months of 2016, while operating margin decreased to 7.2 percent from 7.5 percent over the same periods. The increase in income from operations was primarily the result of the net benefit from the acquisition of SDS and higher income from operations in each of our businesses.

Income from operations of the metal container business for the first six months of 2017 increased $9.8 million, or 11.7 percent, as compared to the same period in 2016, and operating margin increased to 9.4 percent from 8.5 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, a favorable mix of products sold and lower rationalization charges, partially offset by the unfavorable impact of a $3.0 million charge related to the resolution of a past non-commercial legal dispute, the unfavorable impact from the contractual pass through to customers of indexed deflation, an increase in depreciation expense and a smaller inventory build in the current year period as compared to the prior year period. Rationalization charges were $2.9 million and $4.0 in the first six months of 2017 and 2016, respectively.

Income from operations of the closures business for the first six months of 2017 increased $7.8 million, or 15.7 percent, as compared to the same period in 2016, while operating margin decreased to 10.5 percent from 12.4 percent over the same periods.  The increase in income from operations was primarily due to the inclusion of $7.7 million of income from operations from SDS and manufacturing cost savings and efficiencies, partially offset by a decrease in unit volumes in the legacy closures operations. The decrease in operating margin was primarily due to the unfavorable impact from the $11.9 million write-up of inventory of SDS for purchase accounting. Rationalization charges were $0.4 million in each of the first six months of 2017 and 2016, respectively.

Income from operations of the plastic container business for the first six months of 2017 increased $12.4 million to $13.5 million as compared to $1.1 million in the same period in 2016, and operating margin increased to 4.7 percent from 0.4 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, lower rationalization charges and slightly higher volumes, partially offset by higher depreciation expense. Rationalization charges were $0.6 million and $1.7 million in the first six months of 2017 and 2016, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2017 increased $16.3 million to $49.6 million as compared to $33.3 million in the same period in 2016 primarily due to higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes, and higher average outstanding borrowings primarily as a result of additional borrowings under our Credit Agreement for the acquisition of SDS. Loss on early extinguishment of debt of $7.1 million in the first six months of 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes in April 2017 in conjunction with the issuance of the
4¾% Notes and the 3¼% Notes.

Provision for Income Taxes. The effective tax rates were 32.1 percent and 34.7 percent for the first six months of 2017 and 2016, respectively. The effective tax rate in 2017 benefitted from the settlement of a state tax audit. The effective tax rate in 2016 was unfavorably impacted by the cumulative adjustment of a change in tax law in a certain foreign jurisdiction, partially offset by higher income in more favorable tax jurisdictions.

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

On February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Notes and €650 million aggregate principal amount of the 3¼% Notes. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay €187.0 million of Euro term loans under our previous senior secured credit facility, to repay approximately €4.5 million of outstanding Euro revolving loans under our previous senior secured credit facility and to repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.1 million during the first quarter of 2017.

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility which extends the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with a multicurrency revolving loan facility of approximately $1.19 billion, a Canadian revolving loan facility of Cdn $15.0 million and Cdn $45.5 million of Canadian A term loans. Additionally, our Credit Agreement provided us with a delayed draw U.S. A term loan of $800 million. This delayed draw U.S. A term loan, along with revolving loan borrowings, were used to fund the purchase price for the acquisition of SDS completed on April 6, 2017. As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million during the first quarter of 2017.

On April 3, 2017, we used the remaining net proceeds from the issuance of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. As a result of this partial redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $4.4 million during the second quarter of 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

On April 6, 2017, we acquired SDS. This business, with sales of approximately $570 million in 2016, operates thirteen facilities in North America, Europe, South America and Asia. We funded the purchase price for this acquisition through term and revolving loan borrowings under our Credit Agreement.

You should also read Notes 2 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2017, we used aggregate proceeds of $1,789.2 million from the issuance of the 4¾% Notes, the 3¼% Notes and term loan borrowings and net borrowings of revolving loans of $433.4 million to fund the acquisition of SDS for $1,022.1 million, repayments of long-term debt of $744.4 million, cash used in operations of $138.8 million, net capital expenditures of $80.8 million, decreases in outstanding checks of $79.0 million, dividends paid on our common stock of $20.3 million, debt issuance costs of $16.6 million and repurchases of our common stock of $3.2 million and to increase cash and cash equivalents by $117.4 million.

For the six months ended June 30, 2016, we used net borrowings of revolving loans of $417.3 million to fund cash used in operations of $162.6 million, decreases in outstanding checks of $101.8 million, net capital expenditures of $102.9 million, dividends paid on our common stock of $20.9 million, the repayment of $6.4 million of long-term debt and repurchases of our common stock of $2.2 million and to increase cash and cash equivalents by $20.5 million.

At June 30, 2017, we had $609.6 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2017 was $561.1 million and Cdn $15.0 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales.  As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season.  Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements.  Our peak seasonal working capital requirements have historically averaged approximately $350 million. We fund seasonal working capital requirements through revolving loans under our Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, capital expenditures, dividends, stock repurchases and to refinance or repurchase other debt.

We believe that cash generated from operations and funds from borrowings available under our Credit Agreement and other foreign bank loans will be sufficient to meet our expected operating needs, planned capital expenditures, debt service, tax obligations, pension benefit plan contributions, share repurchases and common stock dividends for the foreseeable future.  We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition.

We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2017 with all of these covenants.

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.1 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively. Additional cash spending under our rationalization plans of $4.3 million is expected through 2023.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Since such filing, other than the changes discussed in Notes 2, 7 and 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 7 and 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included elsewhere in this Quarterly Report.

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

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls, except as noted below.

On April 6, 2017, we acquired SDS. You should read Note 2 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included elsewhere in this Quarterly Report for further information on our acquisition of SDS. We are currently in the process of integrating the internal controls and procedures of SDS into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of SDS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 9, 2017	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.