Form 10-Q
period 2017-09-30
SILGAN HOLDINGS INC
filed 2017-11-09
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of October 31, 2017, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 110,372,916.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2017	Sept. 30, 2016	Dec. 31, 2016
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$199,186	$93,561	$24,690
Trade accounts receivable, net	702,307	515,606	288,197
Inventories	704,384	638,091	602,963
Prepaid expenses and other current assets	62,463	51,100	46,328
Total current assets	1,668,340	1,298,358	962,178

Property, plant and equipment, net	1,472,321	1,171,240	1,156,952
Goodwill	1,160,453	614,698	604,714
Other intangible assets, net	422,050	185,435	180,782
Other assets, net	297,926	231,788	244,764
	$5,021,090	$3,501,519	$3,149,390

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$640,390	$454,212	$217,127
Trade accounts payable	487,775	316,802	504,798
Accrued payroll and related costs	69,044	51,512	46,275
Accrued liabilities	122,129	143,875	93,625
Total current liabilities	1,319,338	966,401	861,825

Long-term debt	2,465,780	1,364,199	1,344,456
Deferred income taxes	395,181	251,112	298,420
Other liabilities	217,688	168,153	175,274

Stockholders’ equity:
Common stock	1,751	876	876
Paid-in capital	258,653	246,721	249,763
Retained earnings	1,651,760	1,544,431	1,558,594
Accumulated other comprehensive loss	(170,263)	(195,262)	(223,856)
Treasury stock	(1,118,798)	(845,112)	(1,115,962)
Total stockholders’ equity	623,103	751,654	469,415
	$5,021,090	$3,501,519	$3,149,390

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Net sales	$1,266,930	$1,139,643	$3,094,150	$2,807,023
Cost of goods sold	1,054,371	957,704	2,591,837	2,383,500
Gross profit	212,559	181,939	502,313	423,523
Selling, general and administrative expenses	73,432	51,711	227,268	162,092
Rationalization charges	561	7,821	4,485	13,929
Income from operations	138,566	122,407	270,560	247,502
Interest and other debt expense before loss on early extinguishment of debt	30,583	17,318	80,207	50,657
Loss on early extinguishment of debt	—	—	7,052	—
Interest and other debt expense	30,583	17,318	87,259	50,657
Income before income taxes	107,983	105,089	183,301	196,845
Provision for income taxes	35,601	35,319	59,762	67,190
Net income	$72,382	$69,770	$123,539	$129,655

Earnings per share: (a)
Basic net income per share	$0.66	$0.58	$1.12	$1.07
Diluted net income per share	$0.65	$0.57	$1.11	$1.07

Dividends per share (a)	$0.09	$0.09	$0.27	$0.26

Weighted average number of shares: (a)
Basic	110,391	120,891	110,327	120,934
Effect of dilutive securities	1,036	767	996	741
Diluted	111,427	121,658	111,323	121,675

(a) Per share and share amounts for 2016 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Net income	$72,382	$69,770	$123,539	$129,655
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	558	4,181	1,816	5,992
Change in fair value of derivatives	(51)	228	(526)	689
Foreign currency translation	14,369	2,625	52,303	6,863
Other comprehensive income	14,876	7,034	53,593	13,544
Comprehensive income	$87,258	$76,804	$177,132	$143,199

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$123,539	$129,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	129,734	110,280
Rationalization charges	4,485	13,929
Stock compensation expense	11,052	9,724
Loss on early extinguishment of debt	7,052	—
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(285,901)	(231,674)
Inventories	(2,895)	(6,546)
Trade accounts payable	1,725	(60,423)
Accrued liabilities	16,003	34,371
Other, net	(9,247)	(10,885)
Net cash used in operating activities	(4,453)	(11,569)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	(1,028,729)	—
Capital expenditures	(124,163)	(151,522)
Proceeds from asset sales	539	8,926
Net cash used in investing activities	(1,152,353)	(142,596)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,108,208	601,558
Repayments under revolving loans	(680,986)	(303,259)
Proceeds from issuance of long-term debt	1,789,200	—
Repayments of long-term debt	(755,037)	(7,775)
Changes in outstanding checks - principally vendors	(78,944)	(101,765)
Dividends paid on common stock	(30,373)	(31,344)
Debt issuance costs	(16,643)	—
Repurchase of common stock	(4,123)	(9,634)
Net cash provided by financing activities	1,331,302	147,781

Cash and cash equivalents:
Net increase (decrease)	174,496	(6,384)
Balance at beginning of year	24,690	99,945
Balance at end of period	$199,186	$93,561

Interest paid, net	$78,528	$46,899
Income taxes paid, net	50,226	46,206

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2017 and 2016
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2015	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	129,655	—	—	129,655
Other comprehensive income	—	—	—	—	13,544	—	13,544
Dividends declared on common stock	—	—	—	(31,344)	—	—	(31,344)
Stock compensation expense	—	—	9,724	—	—	—	9,724
Adoption of accounting standard update related to stock compensation accounting	—	—	598	(73)	—	—	525
Net issuance of treasury stock for vested restricted stock units	94	—	(892)	—	—	(1,542)	(2,434)
Repurchases of common stock	(147)	—	—	—	—	(7,200)	(7,200)
Balance at September 30, 2016	60,340	$876	$246,721	$1,544,431	$(195,262)	$(845,112)	$751,654

Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415
Net income	—	—	—	123,539	—	—	123,539
Other comprehensive income	—	—	—	—	53,593	—	53,593
Dividends declared on common stock	—	—	—	(30,373)	—	—	(30,373)
Stock compensation expense	—	—	11,052	—	—	—	11,052
Net issuance of treasury stock for vested restricted stock units	180	—	(1,287)	—	—	(2,836)	(4,123)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Balance at September 30, 2017	110,373	$1,751	$258,653	$1,651,760	$(170,263)	$(1,118,798)	$623,103

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
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

Deferred income taxes as of December 31, 2016 and September 30, 2016 previously included in other liabilities have been presented as a separate line item on the Condensed Consolidated Balance Sheet to conform to current period presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2017 assessment performed during the third quarter.

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

Recently Adopted Accounting Pronouncement. In January 2017, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. As permitted, we have adopted this amendment early in conjunction with our annual assessment of goodwill as of July 1, 2017 and have applied it prospectively. The adoption of this amendment did not have any effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements. In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, using the modified retrospective transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice with respect to whether items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach and is not expected to have a material impact on our statement of cash flows.
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

In August 2017, the FASB issued an ASU that (i) amends the hedge accounting recognition and presentation requirements to better portray the economic results of an entity's risk management activities in its financial statements and (ii) simplifies the application of hedge accounting guidance under GAAP. This amendment will require an entity to present the earnings effect of the hedging instrument in the same income line item in which the earnings effect of the hedged item is reported. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach and is not expected to have a material impact on our financial position, results of operations or cash flows based on our current level of hedging activity.

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

For the year ended December 31, 2016, SDS generated net sales of approximately $570 million. We acquired SDS for a purchase price in cash of $1.029 billion, net of cash acquired. We incurred acquisition related costs for SDS totaling $25.2 million, including $0.8 million and $23.8 million for the three and nine months ended September 30, 2017, respectively, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We funded the purchase price for this acquisition through term and revolving loan borrowings under our amended and restated senior secured credit facility. See Note 7 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 8). The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations. Based upon revised estimates of fair value of certain assets and liabilities from our preliminary purchase price allocation presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, we decreased goodwill by $17.6 million, primarily related to a decrease in deferred income tax liabilities.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$109,565
Inventories	79,758
Property, plant and equipment	255,616
Other intangible assets	245,000
Other assets	40,577
Trade accounts payable and accrued liabilities	(77,807)
Deferred income taxes	(105,167)
Other liabilities	(24,697)
Total identifiable net assets	522,845
Goodwill	505,884
Cash paid at closing, net of cash acquired	$1,028,729

Goodwill of $505.9 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. A portion of the goodwill is expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of $220.0 million with an estimated remaining life of 22 years and technology know-how of $25.0 million with an estimated remaining life of 7 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the nine months ended September 30, 2017 included the results for SDS since the acquisition date. Net sales from the SDS operations of $149.8 million and $292.5 million were included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. SDS's income from operations was $21.0 million and $28.7 million for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2017, SDS's income from operations included the pre-tax unfavorable impact of an $11.9 million charge related to the inventory write-up as a result of purchase accounting in connection with the acquisition.

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the three and nine months ended September 30, 2017 and 2016 and gives pro forma effect to the SDS acquisition as if it had been completed as of January 1, 2016. The pro forma results of operations include interest expense related to incremental borrowings used to finance the acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. Net income excludes the unfavorable impact of the initial inventory write-up of $11.9 million before income taxes for the nine months ended September 30, 2017 and acquisition related costs of $0.8 million and $23.8 million before income taxes for the three and nine months ended September 30, 2017, respectively. Net income for the nine months ended September 30, 2016 includes the unfavorable impact of the initial inventory write-up and acquisition related costs of $11.9 million and $25.2 million before income taxes, respectively. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of SDS with our existing operations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

The unaudited pro forma financial information for the three and nine months ended September 30, 2017 and 2016 is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the SDS acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in thousands, except per share data)

Net sales	$1,266,930	$1,272,237	$3,247,728	$3,235,248
Net income	$72,964	$71,933	$153,482	$120,251

Earnings per share:
Basic net income per share	$0.66	$0.60	$1.39	$0.99
Diluted net income per share	$0.65	$0.59	$1.38	$0.99

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in thousands)
Metal Containers	$326	$4,280	$3,288	$8,333
Closures	134	64	535	482
Plastic Containers	101	3,477	662	5,114
	$561	$7,821	$4,485	$13,929

Activity in reserves for our rationalization plans for the nine months ended September 30 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2016	$945	$2,426	$—	$3,371
Charged to expense	989	544	2,952	4,485
Utilized and currency translation	(1,697)	(1,061)	(2,952)	(5,710)
Balance at September 30, 2017	$237	$1,909	$—	$2,146

Rationalization reserves as of September 30, 2017 were recorded in our Consolidated Balance Sheets as accrued liabilities and other liabilities of $0.9 million and $1.2 million, respectively. Remaining expenses for our rationalization plans of $2.2 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $4.3 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2016	$(83,105)	$540	$(141,291)	$(223,856)
Other comprehensive income before reclassifications	172	(429)	52,303	52,046
Amounts reclassified from accumulated other comprehensive loss	1,644	(97)	—	1,547
Other comprehensive income	1,816	(526)	52,303	53,593
Balance at September 30, 2017	$(81,289)	$14	$(88,988)	$(170,263)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 were net (losses) of $(0.6) million and $(2.5) million, respectively, excluding income tax benefits of $0.2 million and $0.8 million, respectively.  For the three and nine months ended September 30, 2017, these net (losses) consisted of amortization of net actuarial (losses) of $(1.3) million and $(4.8) million and amortization of net prior service credit of $0.8 million and $2.3 million, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit (credit) cost.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 were not significant. See Note 8 for further information.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2017 consisted of (i) foreign currency gains related to translation of quarter-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $23.0 million and $78.1 million, respectively, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(1.1) million and $(0.4) million, respectively, and (iii) foreign currency (losses) related to our net investment hedges of $(11.9) million and $(40.4) million, respectively, excluding income tax benefits of $4.4 million and $15.0 million, respectively. See Note 8 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2017	Sept. 30, 2016	Dec. 31, 2016
	(Dollars in thousands)
Raw materials	$211,959	$213,020	$179,451
Work-in-process	132,071	113,393	121,331
Finished goods	415,645	389,073	355,072
Other	13,128	13,931	15,528
	772,803	729,417	671,382
Adjustment to value inventory at cost on the LIFO method	(68,419)	(91,326)	(68,419)
	$704,384	$638,091	$602,963

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 6.               Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2016	$110,312	$267,954	$226,448	$604,714
Acquisition	—	505,884	—	505,884
Currency translation	5,756	42,798	1,301	49,855
Balance at September 30, 2017	$116,068	$816,636	$227,749	$1,160,453

In connection with our acquisition of SDS as discussed in Note 2, we recognized goodwill of $505.9 million.

The components of other intangible assets, net were as follows:

	Sept. 30, 2017		Dec. 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived intangibles:	(Dollars in thousands)
Customer relationships	$428,538	$(68,702)	$195,076	$(53,298)
Other	41,497	(11,423)	14,927	(8,063)
	470,035	(80,125)	210,003	(61,361)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$502,175	$(80,125)	$242,143	$(61,361)

In connection with our acquisition of SDS as discussed in Note 2, we recognized intangible assets for customer relationships of $220.0 million and technology know-how of $25.0 million.

Amortization expense was $6.8 million and $16.7 million for the three and nine months ended September 30, 2017, respectively, and $3.3 million and $9.9 million for the three and nine months ended September 30, 2016, respectively. Amortization expense is expected to be $23.7 million, $27.6 million, $27.5 million, $26.9 million and $25.4 million for the years ended December 31, 2017 through 2021, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2017	Sept. 30, 2016	Dec. 31, 2016
	(Dollars in thousands)
Bank debt
Bank revolving loans	$598,751	$306,557	$99,500
U.S. term loans	800,000	346,750	310,250
Canadian term loans	27,365	45,393	44,274
Euro term loans	—	234,853	196,668
Other foreign bank revolving and term loans	49,596	95,121	120,500
Total bank debt	1,475,712	1,028,674	771,192
5% Senior Notes	280,000	500,000	500,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	—	—
3¼% Senior Notes	767,910	—	—
Total debt - principal	3,123,622	1,828,674	1,571,192
Less unamortized debt issuance costs	17,452	10,263	9,609
Total debt	3,106,170	1,818,411	1,561,583
Less current portion	640,390	454,212	217,127
	$2,465,780	$1,364,199	$1,344,456

At September 30, 2017, the current portion of long-term debt consisted of $598.8 million of bank revolving loans under our amended and restated senior secured credit facility and $41.6 million of foreign bank revolving and term loans.

Senior Notes Offerings
On February 13, 2017, we issued $300 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including our 5% Senior Notes due 2020, or the 5% Notes, and our 5½% Senior Notes due 2022, or the 5½% Notes, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are structurally subordinated to Silgan’s secured debt to the extent of the assets securing such debt and effectively subordinated to all obligations of subsidiaries of Silgan.
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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

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
The net proceeds from the sale of the 4¾% Notes were approximately $296.5 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.4 million, in each case after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay the remaining balance of €187.0 million of Euro term loans under our previous senior secured credit facility, repay all remaining outstanding revolving loans under our previous senior secured credit facility, repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and redeem $220.0 million aggregate principal amount of the 5% Notes. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn. $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes, we recorded a pre-tax charge for the loss on early extinguishment of debt of $6.5 million in 2017.
Credit Agreement

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, or our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million and provided us with Cdn $45.5 million of term loans designated Canadian A term loans. In addition, our credit agreement provided us with $800.0 million of term loans designated U.S. A term loans which were borrowed to fund a portion of the purchase price paid in connection with our acquisition of SDS. See Note 2 for further information.

The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until March 24, 2022. Proceeds from the Revolving Loans may be used for working capital and general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

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

As of September 30, 2017, we had borrowings outstanding under our Credit Agreement of $800.0 million of U.S. A term loans, Cdn $34.1 million of Canadian A term loans and $595.0 million and £2.8 million, totaling U.S. denominated $598.8 million (with non-U.S. denominated amounts translated at exchange rates in effect at such date), of Revolving Loans.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

At September 30, 2017, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 2.00 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 1.00 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

Our Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.35 percent at September 30, 2017). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in our Credit Agreement.

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

As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017.

Partial Redemption of 5% Notes

On April 3, 2017, we utilized a portion of the net proceeds from the sale of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. As a result of this partial redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $4.4 million in 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2017:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$199,186	$199,186

Liabilities:
Bank debt	$1,475,712	$1,475,712
5% Senior Notes	280,000	284,021
5½% Senior Notes	300,000	309,132
4¾% Senior Notes	300,000	309,561
3¼% Senior Notes	767,910	790,118

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2017 consisted of our cash and cash equivalents and natural gas swap agreements.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of the swap agreements using the income approach.  The fair value of the swap agreements reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

We have utilized certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures.  We limit our use of derivative financial instruments to interest rate and natural gas swap agreements.  We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge.  Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. As of September 30, 2017, we did not have any outstanding interest rate swap agreements and the fair value of our outstanding natural gas swap agreements was not significant.

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk.  Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.  We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with loans borrowed under our senior secured credit facilities denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to our 3¼% Notes, which are Euro denominated.  Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 were $(11.9) million and $(40.4) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in thousands)
Service cost	$3,532	$2,950	$9,967	$9,584
Interest cost	6,482	6,473	19,114	19,351
Expected return on plan assets	(15,832)	(14,653)	(47,258)	(43,819)
Amortization of prior service cost	75	113	235	415
Amortization of actuarial losses	1,501	2,326	5,208	6,493
Special termination benefits	—	—	—	2,900
Curtailment loss	—	—	—	180
Net periodic benefit credit	$(4,242)	$(2,791)	$(12,734)	$(4,896)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in thousands)
Service cost	$9	$52	$79	$188
Interest cost	168	230	520	737
Amortization of prior service credit	(857)	(816)	(2,564)	(2,516)
Amortization of actuarial gains	(172)	(187)	(447)	(475)
Net periodic benefit credit	$(852)	$(721)	$(2,412)	$(2,066)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
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

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock under this authorization during the nine months ended September 30, 2017. At September 30, 2017, we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2017, we issued 408,680 treasury shares which had an average cost of $3.15 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 138,080 shares of our common stock at an average cost of $30.24 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2017, 64.7 million shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2017, 592,922 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $17.8 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 was as follows:

	Metal Containers	Closures (1)	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2017
Net sales	$772,382	$357,343	$137,205	$—	$1,266,930
Depreciation and amortization(2)	19,250	17,457	8,636	22	45,365
Rationalization charges	326	134	101	—	561
Segment income from operations(3)	92,222	45,322	6,444	(5,422)	138,566

Three Months Ended September 30, 2016
Net sales	$797,370	$211,955	$130,318	$—	$1,139,643
Depreciation and amortization(2)	18,432	9,757	8,006	27	36,222
Rationalization charges	4,280	64	3,477	—	7,821
Segment income from operations	98,007	28,401	800	(4,801)	122,407

Nine Months Ended September 30, 2017
Net sales	$1,768,333	$904,112	$421,705	$—	$3,094,150
Depreciation and amortization(2)	57,172	43,638	25,644	68	126,522
Rationalization charges	3,288	535	662	—	4,485
Segment income from operations (3)	185,525	102,947	19,944	(37,856)	270,560

Nine Months Ended September 30, 2016
Net sales	$1,780,429	$614,558	$412,036	$—	$2,807,023
Depreciation and amortization(2)	54,379	28,873	23,847	82	107,181
Rationalization charges	8,333	482	5,114	—	13,929
Segment income from operations	181,496	78,220	1,868	(14,082)	247,502

_____________

(1)	Our Closures segment includes SDS as of the acquisition date of April 6, 2017.

(2)
Depreciation and amortization excludes amortization of debt issuance costs of $1.0 million for each of the three months ended September 30, 2017 and 2016 and $3.2 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Income from operations for Corporate includes costs attributed to announced acquisitions of $0.8 million and $23.8 million for the three and nine months ended September 30, 2017, respectively. Income from operations for Metal Containers includes a $3.0 million charge for the nine months ended September 30, 2017 related to the resolution of a past non-commercial legal dispute.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2017 and 2016 and for the
three and nine months then ended is unaudited)

Total segment income from operations is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in thousands)
Total segment income from operations	$138,566	$122,407	$270,560	$247,502
Interest and other debt expense	30,583	17,318	87,259	50,657
Income before income taxes	$107,983	$105,089	$183,301	$196,845

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Net sales
Metal containers	61.0%	70.0%	57.2%	63.4%
Closures	28.2	18.6	29.2	21.9
Plastic containers	10.8	11.4	13.6	14.7
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.2	84.0	83.8	84.9
Gross profit	16.8	16.0	16.2	15.1
Selling, general and administrative expenses	5.8	4.6	7.4	5.8
Rationalization charges	0.1	0.7	0.1	0.5
Income from operations	10.9	10.7	8.7	8.8
Interest and other debt expense	2.4	1.5	2.8	1.8
Income before income taxes	8.5	9.2	5.9	7.0
Provision for income taxes	2.8	3.1	1.9	2.4
Net income	5.7%	6.1%	4.0%	4.6%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
	(Dollars in millions)
Net sales
Metal containers	$772.4	$797.4	$1,768.3	$1,780.4
Closures	357.3	211.9	904.1	614.6
Plastic containers	137.2	130.3	421.7	412.0
Consolidated	$1,266.9	$1,139.6	$3,094.1	$2,807.0

Income from operations
Metal containers (1)	$92.2	$98.0	$185.5	$181.5
Closures (2)	45.3	28.4	103.0	78.2
Plastic containers (3)	6.5	0.8	20.0	1.9
Corporate (4)	(5.4)	(4.8)	(37.9)	(14.1)
Consolidated	$138.6	$122.4	$270.6	$247.5

(1) Includes rationalization charges of $0.4 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $8.3 million for the nine months ended September 30, 2017 and 2016, respectively. Includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute for the nine months ended September 30, 2017.
(2) Includes rationalization charges of $0.1 million for the three months ended September 30, 2017 and $0.5 million for each of the nine months ended September 30, 2017 and 2016.
(3) Includes rationalization charges of $0.1 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $5.1 million for the nine months ending September 30, 2017 and 2016, respectively.
(4) Includes costs attributed to announced acquisitions of $0.8 million and $23.8 million for the three and nine months ended September 30, 2017, respectively.

.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Overview.  Consolidated net sales were $1.27 billion in the third quarter of 2017, representing a 11.2 percent increase as compared to the third quarter of 2016 primarily as a result of the acquisition of SDS in April 2017, the pass through of higher raw material costs in each of our businesses, the impact of favorable foreign currency translation and higher unit volumes in the plastic container business, partially offset by lower unit volumes and a less favorable mix of products sold in the metal container business and lower unit volumes in the legacy closures operations. Income from operations for the third quarter of 2017 increased by $16.2 million, or 13.2 percent, as compared to the same period in 2016 primarily as a result of the benefit from the acquisition of SDS, lower rationalization charges and lower manufacturing costs and higher volumes in the plastic container business. These increases were partially offset by lower unit volumes and a less favorable mix of products sold in the metal container business, lower unit volumes in the legacy closures operations, higher depreciation expense, the unfavorable impact from the contractual pass through to customers of indexed deflation in the metal container business, the unfavorable impact from the lagged pass through to customers of higher resin costs in the plastic container business and foreign currency transaction losses in the metal container business in the current year period. Results for the third quarters of 2017 and 2016 included rationalization charges of $0.6 million and $7.8 million, respectively. Net income for the third quarter of 2017 was $72.4 million as compared to $69.8 million for the same period in 2016.  Net income per diluted share for the third quarter of 2017 was $0.65 as compared to $0.57 for the same period in 2016.

Net Sales.  The $127.3 million increase in consolidated net sales in the third quarter of 2017 as compared to the third quarter of 2016 was the result of higher net sales in the closures business due to the acquisition of SDS as well as in the plastic container business, partially offset by lower net sales in the metal container business.

Net sales for the metal container business decreased $25.0 million, or 3.1 percent, in the third quarter of 2017 as compared to the same period in 2016.  This decrease was primarily the result of lower unit volumes of approximately five percent and a less favorable mix of products sold, partially offset by the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $5.0 million. The decrease in unit volumes was primarily due to a less favorable fruit and tomato pack as a result of poor weather conditions on the west coast of the United States and certain customer market activities that resulted in lower soup volumes in the quarter.

Net sales for the closures business increased $145.4 million, or 68.6 percent, in the third quarter of 2017 as compared to the same period in 2016.  This increase was primarily the result of the inclusion of $149.8 million of net sales from the recently acquired SDS operations, the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $4.0 million, partially offset by lower unit volumes of approximately seven percent in the legacy closures operations principally as a result of a decline in single-serve beverages due to cooler weather conditions in our major markets as compared to record volumes in the same period in 2016.

Net sales for the plastic container business increased $6.9 million, or 5.3 percent, in the third quarter of 2017 as compared to the same period in 2016.  This increase was principally due to the pass through of higher raw material costs, higher volumes of approximately three percent and the impact of favorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 0.8 percentage points to 16.8 percent in the third quarter of 2017 as compared to the same period in 2016 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.2 percentage points to 5.8 percent for the third quarter of 2017 as compared to 4.6 percent for the same period in 2016. Selling, general and administrative expenses increased $21.7 million to $73.4 million for the third quarter of 2017 as compared to $51.7 million for the same period in 2016 primarily due to the inclusion of the recently acquired SDS operations which generally incur such expenses at a higher percentage of its net sales.

Income from Operations.  Income from operations for the third quarter of 2017 increased by $16.2 million, or 13.2 percent, as compared to the third quarter of 2016, and operating margin increased to 10.9 percent from 10.7 percent over the same periods. The increase in income from operations was primarily the result of higher income from operations in the closures business due to the benefit from the acquisition of SDS as well as in the plastic container business, partially offset by lower income from operations in the metal container business.

Income from operations of the metal container business for the third quarter of 2017 decreased $5.8 million, or 5.9 percent, as compared to the same period in 2016, and operating margin decreased to 11.9 percent from 12.3 percent over the same periods.  The decrease in income from operations was primarily attributable to lower unit volumes, a less favorable mix of products sold, the unfavorable impact from the contractual pass through to customers of indexed deflation, higher depreciation expense and foreign currency transaction losses in the current year period. These decreases were partially offset by lower rationalization charges which were $0.4 million and $4.3 million in the third quarters of 2017 and 2016, respectively.

Income from operations of the closures business for the third quarter of 2017 increased $16.9 million, or 59.5 percent, as compared to the same period in 2016, while operating margin decreased to 12.7 percent from 13.4 percent over the same periods.  The increase in income from operations was primarily due to the inclusion of $21.0 million of income from operations from the SDS operations, partially offset by lower unit volumes in the legacy closures operations.

Income from operations of the plastic container business for the third quarter of 2017 increased $5.7 million to $6.5 million as compared to $0.8 million in the same period in 2016, and operating margin increased to 4.7 percent from 0.6 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, lower rationalization charges and higher volumes, partially offset by the unfavorable impact from the lagged pass through to customers of higher resin costs and higher depreciation expense. Rationalization charges were $0.1 million and $3.5 million in the third quarters of 2017 and 2016, respectively.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2017 increased $13.3 million to $30.6 million as compared to $17.3 million in the same period in 2016 primarily due to higher average outstanding borrowings as a result of additional borrowings under our Credit Agreement for the acquisition of SDS and higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes.

Provision for Income Taxes. The effective tax rates were 33.0 percent and 33.6 percent for the third quarters of 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Overview.  Consolidated net sales were $3.09 billion in the first nine months of 2017, representing a 10.2 percent increase as compared to the first nine months of 2016 primarily due to the acquisition of SDS, the pass through of higher raw material costs in each of our businesses, higher volumes in the plastic container business and the impact of favorable foreign currency translation. These increases were partially offset by lower unit volumes in the metal container business and legacy closures operations and a less favorable mix of products sold in the plastic container business. Income from operations for the first nine months of 2017 increased by $23.1 million, or 9.3 percent, as compared to the same period in 2016 primarily as a result of the acquisition of SDS, lower manufacturing costs in each of our businesses, lower rationalization charges and higher volumes in the plastic container business. These increases were partially offset by acquisition related costs of $23.8 million, lower unit volumes in the metal container business and legacy closures operations, the unfavorable impact in the metal container business from the resolution of a past non-commercial legal dispute and the contractual pass through to customers of indexed deflation, higher depreciation expense, the unfavorable impact from the lagged pass through to customers of higher resin costs in the plastic container business and the unfavorable impact from foreign currency transaction losses in the current year period. Rationalization charges were $4.5 million for the first nine months of 2017 as compared to $13.9 million for the same period in 2016. Results for the first nine months of 2017 also included a loss on early extinguishment of debt of $7.1 million. Net income was $123.5 million for the first nine months of 2017 as compared to $129.7 million for the same period in 2016.  Net income per diluted share for the first nine months of 2017 was $1.11 as compared to $1.07 for the same period in 2016.

Net Sales.  The $287.1 million increase in consolidated net sales in the first nine months of 2017 as compared to the first nine months of 2016 was the result of higher net sales in the closures business due to the acquisition of SDS as well as in the plastic container business, partially offset by lower net sales in the metal container business.

Net sales for the metal container business decreased $12.1 million, or 0.7 percent, in the first nine months of 2017 as compared to the same period in 2016.  This decrease was primarily the result of lower unit volumes of approximately two percent primarily due to a less favorable fruit and tomato pack on the west coast of the United States and lower soup volumes, partially offset by the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $1.0 million.

Net sales for the closures business increased $289.5 million, or 47.1 percent, in the first nine months of 2017 as compared to the same period in 2016.  This increase was primarily the result of the inclusion of net sales of $292.5 million from the recently acquired SDS operations and the pass through of higher raw material costs, partially offset by lower unit volumes of approximately three percent in the legacy closures operations principally as a result of a decline in single-serve beverages due to cooler weather conditions in our major markets.

Net sales for the plastic container business increased $9.7 million, or 2.4 percent, in the first nine months of 2017 as compared to the same period in 2016.  This increase was principally due to the pass through of higher raw material costs, higher volumes of approximately one percent and the impact of favorable foreign currency translation of approximately $1.0 million, partially offset by a less favorable mix of products sold.

Gross Profit.  Gross profit margin increased 1.1 percentage points to 16.2 percent in the first nine months of 2017 as compared to the same period in 2016 for the reasons discussed below in "Income from Operations."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.6 percentage points to 7.4 percent for the first nine months of 2017 as compared to 5.8 percent for the same period in 2016. Selling, general and administrative expenses increased $65.2 million to $227.3 million for the first nine months of 2017 as compared to $162.1 million for the same period in 2016 primarily due to the inclusion of the recently acquired SDS operations which generally incur such expenses at a higher percentage of its net sales, acquisition related costs of $23.8 million and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.

Income from Operations.  Income from operations for the first nine months of 2017 increased by $23.1 million, or 9.3 percent, as compared to the first nine months of 2016, while operating margin decreased slightly to 8.7 percent from 8.8 percent over the same periods. The increase in income from operations was primarily the result of higher income from operations in each of our businesses.

Income from operations of the metal container business for the first nine months of 2017 increased $4.0 million, or 2.2 percent, as compared to the same period in 2016, and operating margin increased to 10.5 percent from 10.2 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs and lower rationalization charges, partially offset by the impact of lower unit volumes, the unfavorable impact from the contractual pass through to customers of indexed deflation, the unfavorable impact of a $3.0 million charge related to the resolution of a past non-commercial legal dispute, an increase in depreciation expense and foreign currency transaction losses in the current period. Rationalization charges were $3.3 million and $8.3 in the first nine months of 2017 and 2016, respectively.

Income from operations of the closures business for the first nine months of 2017 increased $24.8 million, or 31.7 percent, as compared to the same period in 2016, while operating margin decreased to 11.4 percent from 12.7 percent over the same periods.  The increase in income from operations was primarily due to the inclusion of $28.7 million of income from operations from the SDS operations and lower manufacturing costs, partially offset by a decrease in unit volumes in the legacy closures operations. The decrease in operating margin was primarily due to the unfavorable impact from the $11.9 million write-up of inventory of SDS for purchase accounting.

Income from operations of the plastic container business for the first nine months of 2017 increased $18.1 million to $20.0 million as compared to $1.9 million in the same period in 2016, and operating margin increased to 4.7 percent from 0.5 percent over the same periods.  The increase in income from operations was primarily attributable to lower manufacturing costs, lower rationalization charges and slightly higher volumes, partially offset by higher depreciation expense and the unfavorable impact from the lagged pass through to customers of higher resin costs. Rationalization charges were $0.7 million and $5.1 million in the first nine months of 2017 and 2016, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2017 increased $29.5 million to $80.2 million as compared to $50.7 million in the same period in 2016 primarily due to higher average outstanding borrowings primarily as a result of additional borrowings under our Credit Agreement for the acquisition of SDS and higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes. Loss on early extinguishment of debt of $7.1 million in the first nine months of 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes in April 2017 in conjunction with the issuance of the 4¾% Notes and the 3¼% Notes.

Provision for Income Taxes. The effective tax rates were 32.6 percent and 34.1 percent for the first nine months of 2017 and 2016, respectively. The effective tax rate in 2016 was unfavorably impacted largely by the cumulative adjustment of a change in tax law in a certain foreign jurisdiction.

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

On February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Notes and €650 million aggregate principal amount of the 3¼% Notes. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay €187.0 million of Euro term loans under our previous senior secured credit facility, to repay the remaining outstanding revolving loans under our previous senior secured credit facility, to repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes, we recorded a pre-tax charge for the loss on early extinguishment of debt of $6.5 million in 2017.

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with a multicurrency revolving loan facility of approximately $1.19 billion, a Canadian revolving loan facility of Cdn $15.0 million and Cdn $45.5 million of Canadian A term loans. Additionally, our Credit Agreement provided us with a delayed draw U.S. A term loan of $800 million. This delayed draw U.S. A term loan, along with revolving loan borrowings, were used to fund the purchase price for the acquisition of SDS completed on April 6, 2017. As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017.

On April 6, 2017, we acquired SDS. This business, with sales of approximately $570 million in 2016, operates thirteen facilities in North America, Europe, South America and Asia. We funded the purchase price for this acquisition through term and revolving loan borrowings under our Credit Agreement.

You should also read Notes 2 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2017, we used aggregate proceeds of $1,789.2 million from the issuance of the 4¾% Notes, the 3¼% Notes and term loan borrowings under our Credit Agreement and net borrowings of revolving loans of $427.2 million to fund the acquisition of SDS for $1,028.7 million, repayments of long-term debt of $755.0 million, cash used in operations of $4.5 million, net capital expenditures of $123.7 million, decreases in outstanding checks of $78.9 million, dividends paid on our common stock of $30.4 million, debt issuance costs of $16.6 million and repurchases of our common stock of $4.1 million and to increase cash and cash equivalents by $174.5 million.

For the nine months ended September 30, 2016, we used net borrowings of revolving loans of $298.3 million and cash and cash equivalents of $6.4 million to fund net capital expenditures of $142.6 million, decreases in outstanding checks of $101.8 million, dividends paid on our common stock of $31.3 million, the repayment of $7.8 million of long-term debt, cash used in operations of $11.6 million and repurchases of our common stock of $9.6 million.

At September 30, 2017, we had $598.8 million of revolving loans outstanding under our Credit Agreement, including $250 million related to the acquisition of SDS.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2017 was $571.8 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.8 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively. Additional cash spending under our rationalization plans of $4.3 million is expected through 2023.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. This amendment permits the use of one of two retrospective transition methods. We will adopt this amendment on January 1, 2018, using the modified retrospective transition method. The adoption of this amendment may require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products unique to those customers and for which we have an enforceable right of payment for production completed to date. We will continue to assess the impact of this amendment on our financial position, results of operations and cash flows.
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
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice with respect to whether items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. Early adoption is permitted. This amendment is required to be adopted using a retrospective approach and is not expected to have a material impact on our statement of cash flows.
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

In August 2017, the FASB issued an ASU that (i) amends the hedge accounting recognition and presentation requirements to better portray the economic results of an entity's risk management activities in its financial statements and (ii) simplifies the application of hedge accounting guidance under GAAP. This amendment will require an entity to present the earnings effect of the hedging instrument in the same income line item in which the earnings effect of the hedged item is reported. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach and is not expected to have a material impact on our financial position, results of operations or cash flows based on our current level of hedging activity.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Since such filing, other than the changes discussed in Notes 2, 7 and 8 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 7 and 8 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included elsewhere in this Quarterly Report.

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

On April 6, 2017, we acquired SDS. You should read Note 2 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included elsewhere in this Quarterly Report for further information on our acquisition of SDS. We are currently in the process of integrating the internal controls and procedures of SDS into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of SDS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 9, 2017	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2017 and 2016.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.